Form 10-K
LEXINGTON PRECISION CORP
filed 1995-03-31
CIK 12570

    ======================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                       OR
 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  0-3252

                        LEXINGTON PRECISION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                 22-1830121
             (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                   767 THIRD AVENUE, NEW YORK, NY                         10017
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 319-4657
                          ___________________________

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.25 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No
                                  ---         ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995 was approximately $3,085,000.

The number of shares outstanding of the registrant's common stock as of February 28, 1995 was 4,203,036.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 1995 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.
    ======================================================================

                        LEXINGTON PRECISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I
Item   1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item   2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Item   3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item   4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . 6

PART II

Item   5.   Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item   6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item   7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item   8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . .  20

Item   9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

PART III

Item  10.   Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . .  43

Item  11.   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

Item  12.   Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . .  43

Item  13.   Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . .  43

PART IV

Item  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . .  44

                                     PART I


ITEM   1.    BUSINESS

       Lexington Precision Corporation (the "Company") is a Delaware corporation which was incorporated in 1966. The Company manufactures, to customer specifications, rubber and metal component parts used primarily by manufacturers of automobiles, automotive replacement parts, computers, office equipment, medical devices, home appliances and industrial equipment. The Company's business is conducted primarily in the continental United States. Unless the context otherwise requires, all references herein to the Company are to Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Components, Inc. ("LCI").

       RUBBER GROUP

       The Company's Rubber Group manufactures, to customer specifications, close tolerance silicone and organic rubber components. The Group conducts its business through four operating divisions of LCI.

       PRECISION SEALS DIVISION. The Precision Seals Division manufactures molded rubber seals used in primary wire harnesses for automobiles and trucks. Primary wire harnesses distribute electrical power to interior and exterior lighting fixtures, electrically powered accessories and other electrical equipment. The seals are used to assure the integrity of the many connections which are required throughout the harnesses. The Division's largest customer is Delphi Packard Electric Systems, a division of General Motors Corporation ("Delphi Packard Electric").

       ELECTRICAL INSULATOR DIVISION. The Electrical Insulator Division manufactures molded rubber insulators used in ignition wire harnesses for automobiles and trucks. Insulators are used to shield the electrical connections made by the ignition wire at the distributor and at the spark plug. Approximately 30% of the insulators manufactured by the Division are used in new vehicles, primarily those manufactured by Ford Motor Company and Chrysler Corporation, with the balance used in automotive replacement parts.

       LEXINGTON MEDICAL DIVISION. The Lexington Medical Division manufactures molded rubber components which are used in a variety of medical devices, such as syringes, laparoscopic instruments, catheters and intravenous feeding systems.

       EXTRUDED AND LATHE CUT PRODUCTS DIVISION. The Extruded and Lathe Cut Products Division manufactures extruded rubber components which are used primarily by manufacturers of industrial equipment, lighting products and home appliances.

       METALS GROUP

       The Company's Metals Group manufactures, to customer specifications, close tolerance metal components. The Group conducts its business through Falconer Die Casting Company ("Falconer") and Ness Precision Products ("Ness"), both of which are divisions of the Company.

       FALCONER DIE CASTING COMPANY.   Falconer manufactures aluminum,
magnesium and zinc die castings used primarily by manufacturers of computers, office equipment, leisure time equipment, communications equipment, industrial equipment and automobiles. Many of the die castings which are produced by Falconer are also machined by Falconer using computer-controlled machining centers and other secondary machining equipment.

       NESS PRECISION PRODUCTS. Ness produces precision-machined aluminum, brass and stainless steel components used primarily by manufacturers of automobiles, home appliances, office equipment, communications equipment and industrial equipment. In 1994, approximately half of the revenues of Ness were generated by sales of components for automotive air bag systems.

       PRINCIPAL END USES FOR THE COMPANY'S PRODUCTS

       The following table summarizes net sales of the Rubber Group and the Metals Group during 1994, 1993 and 1992 by the type of product in which the Company's components were utilized (in thousands of dollars):

                                            1994                    1993                    1992
                                        -------------           -------------           -------------
Rubber Group:
   Automobiles and light trucks         $37,584  80.2%          $32,761  81.1%          $26,018  78.3%
   Medical devices                        5,536  11.8             3,946   9.8             3,345  10.1
   Other                                  3,748   8.0             3,681   9.1             3,865  11.6
                                        ------- -----           ------- -----           ------- -----
                                        $46,868 100.0%          $40,388 100.0%          $33,228 100.0%
                                        ======= =====           ======= =====           ======= =====

Metals Group:
   Automobiles and light trucks         $15,421  37.0%          $12,452  36.0%          $ 8,578  26.8%
   Industrial equipment                   9,083  21.8             6,207  17.9             7,472  23.4
   Leisure time equipment
    and home appliances                   7,871  18.9             6,712  19.4             6,953  21.7
   Computers and office equipment         6,800  16.3             5,351  15.5             5,182  16.3
   Other                                  2,489   6.0             3,866  11.2             3,788  11.8
                                        ------- -----           ------- -----           ------- -----
                                        $41,664 100.0%          $34,588 100.0%          $31,973 100.0%
                                        ======= =====           ======= =====           ======= =====

       (For additional information concerning the Rubber Group and the Metals Group, see Note 11 to the Consolidated Financial Statements in Part II, Item 8.)

       MARKETING AND SALES

       The marketing and sales effort within the Rubber Group is carried out by management personnel and internal sales personnel. The marketing and sales effort within the Metals Group is carried out by management personnel, internal sales personnel and independent sales representatives.

       RAW MATERIALS

       Each of the principal raw materials used by the Company is available at
competitive prices from several major manufacturers.   All raw materials have
been readily available and the Company does not foresee any significant shortages.

       SEASONAL VARIATIONS

       The Company's business generally is not subject to significant seasonal variations.

       MAJOR CUSTOMERS

       Net sales to two customers of the Rubber Group accounted for 26.7%, 27.4% and 27.2% of the Company's total net sales during 1994, 1993 and 1992, respectively. During such years, net sales to Delphi Packard Electric accounted for 20.6%, 22.3% and 20.4%, respectively, of the Company's total net sales. During 1994, 1993 and 1992, net sales to one customer of the Metals Group, TRW Vehicle Safety Systems, Inc. ("TRW VSSI"), accounted for 13.0%, 11.8% and 9.0%, respectively, of the Company's total net sales. Sales to TRW VSSI consisted primarily of sales of one component part. Loss of a significant amount of business from any of the Company's three largest customers would have a material adverse effect on the business of the affected Group and the Company as a whole if such business were not replaced by additional business from existing or new customers. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7.)

       BACKLOG

       The Company's backlog of customer orders includes orders which have scheduled shipping dates and orders which do not have scheduled shipping dates but which, based upon historical experience, the Company anticipates will be produced and shipped within one year. Orders included in such backlog may be subject to cancellation or postponement by customers, however, based upon past experience, the Company expects to ship during 1995 substantially all of the orders which were included in the backlog as of December 31, 1994. The Company believes that its order backlog is not necessarily indicative of future net sales levels. The following table sets forth the backlog of orders for the Rubber Group and the Metals Group (in thousands of dollars):

                                      DECEMBER 31,
                                -----------------------
                                 1994            1993
                                -------         -------
                Rubber Group    $ 7,976         $ 6,271
                Metals Group     19,057          15,696
                                -------         -------
                                $27,033         $21,967
                                =======         =======

      COMPETITION

       The Company competes for business primarily on the basis of quality, service, technical and engineering capabilities and price. The Rubber Group and the Metals Group encounter substantial competition from a large number of manufacturing companies. Competitors range from small and medium-sized specialized firms to large diversified companies, many of which have resources substantially greater than those of the Company. Additionally, some of the Company's customers have captive manufacturing operations which compete with the Company.

       PRODUCT LIABILITY RISKS

       The Company is subject to potential product liability risks which are inherent in the manufacture and sale of precision components, including components of medical devices. Although there have been no claims made to date against the Company which the Company believes will have a material adverse effect upon its financial position, there can be no assurance that any existing claims or any claims made in the future will not have a material adverse effect upon the financial position of the Company. (For a description of a product liability claim against LCI, see "Legal Proceedings" in Part I, Item 3.)

       ENVIRONMENTAL COMPLIANCE

       The Company's operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Although the Company continues to make expenditures for the protection of the environment, compliance with federal, state and local environmental regulations has not had a significant impact on the capital spending requirements, earnings or competitive position of the Company. There can be no assurance that changes in environmental laws and regulations, or the interpretation or enforcement thereof, will not require material expenditures by the Company in the future. (See also "Legal Proceedings" in Part I, Item 3.)

       EMPLOYEES

       The breakdown of employees of the Company by industry group is set forth below:

                                                  DECEMBER 31,
                                                      1994
                                                  -------------
                Rubber Group                           506
                Metals Group                           482
                Corporate Office                         4
                                                       ---
                                                       992
                                                       ===

       Thirty hourly workers at one plant location within the Rubber Group are subject to a collective bargaining agreement. Although certain of the Company's facilities have experienced union organizing activity from time to time, the Company believes that its employee relations are generally good.

ITEM   2.    PROPERTIES

       At December 31, 1994, the Company conducted its operations at eight manufacturing plants located in the United States. In December 1994, the Company acquired an additional manufacturing facility in LaGrange, Georgia, at which production is expected to commence during the second quarter of 1995.
The following table sets forth the manufacturing facilities of the Rubber Group and the Metals Group and the Company's corporate offices as of December 31, 1994:

                                                      Square
                                                       Feet
                                                      ------
                    Rubber Group:
                         Blue Ridge, GA                 35,000
                         Jasper, GA                     65,000
                         LaGrange, GA                   77,000 (1)(2)
                         Vienna, OH                     60,000 (2)
                         Rock Hill, SC                  60,000 (2)
                                                       -------
                                                       297,000
                                                       -------
                    Metals Group:
                         Casa Grande, AZ                26,000 (2)
                         Lakewood, NY                   53,000
                         Manchester, NY                 21,000
                         Rochester, NY                  60,000 (3)
                                                       -------
                                                       160,000
                                                       -------

                    Corporate Offices:
                         New York, NY                    3,000 (4)
                         Cleveland, OH                   3,000 (5)
                                                       -------
                                                       463,000
                                                       =======

                    (1)  Purchased in December 1994.
                    (2)  Encumbered by mortgage.
                    (3)  Leased from an industrial development authority pursuant to a lease which expires in 2000 and provides the Company with an option to purchase the facility at the end of the lease term for nominal consideration.
                    (4)  Provided to the Company by an affiliate pursuant to arrangements under which the Company reimburses the affiliate for a portion of the cost relating to this office.
                    (5)  Leased.

       All of the plants are well maintained, general manufacturing facilities which are suitable for the Company's operations. Although the Company believes that, to varying degrees, each of the Company's manufacturing facilities has the flexibility to meet increased demand for the Company's products, the Company currently plans to add approximately 62,000 square feet of manufacturing space within the Rubber Group and approximately 95,000 square feet of manufacturing space within the Metals Group during 1995.

ITEM   3.     LEGAL PROCEEDINGS

       During the fourth quarter of 1994, the Company settled an action commenced on April 26, 1991 in New York Supreme Court, County of Chautauqua, and previously reported in the Company's Annual Reports on Form 10-K for the years ended December 31, 1991 through 1993, by the purchaser of certain assets of the Company's discontinued office furniture division. As part of the settlement, the Company sold certain real estate to a designee of the purchaser for $200,000 in cash. In addition, the Company and the purchaser agreed to dismiss the action with prejudice and exchanged mutual releases. During the fourth quarter of 1994, the Company recorded a pre-tax gain of $200,000 relating to the sale and settlement.

       On December 3, 1993, Kingston Oil Supply Corp. ("Kingston") commenced a third party action against, among others, LCI in New York Supreme Court, Ulster County, alleging that LCI had manufactured a defective gasket used in a furnace which leaked oil and caused damage to a party who has sued Kingston seeking $2,000,000 in compensatory damages plus punitive damages. Kingston has sought contribution or indemnification from LCI and other third party defendants with respect to any judgment awarded against Kingston. LCI has asserted a crossclaim in this action against the customer for whom LCI manufactured the gasket, seeking indemnification in the event LCI is held liable in the action. LCI intends to appeal a decision denying its motion for summary judgment dismissing the complaint against LCI. A trial of the action has been tentatively scheduled for April 1995. LCI intends to defend the allegations against it vigorously. Based upon the information presently available to the Company, the Company believes that the outcome of the action will not have a material adverse effect upon its financial position.

       The Company has been one of approximately 150 potentially responsible parties under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), for aggregate costs of approximately $2,000,000 incurred by the Environmental Protection Agency ("EPA") in connection with, among other things, inventorying, sampling, analyzing, removing and disposing of containerized hazardous substances found at a site to which such substances had been transported from a hazardous substance treatment and disposal facility. The Company and other potentially responsible parties have entered into an Administrative Order on Consent with the EPA settling the matter. The Company has paid its pro rata share of the settlement in the amount of $6,000. The Order on Consent is currently pending approval by the Department of Justice. It is not anticipated that the EPA will take any further action with respect to the site.

       The Company has been one of approximately 50 potentially responsible parties under CERCLA for costs of approximately $1,000,000 incurred by the EPA in connection with, among other things, inventorying, sampling, analyzing, removing and disposing of containerized hazardous substances found at a hazardous substance treatment and disposal facility. The Company and other potentially responsible parties have entered into an Administrative Order on Consent with the EPA settling the matter. The Company has paid its pro rata share of the settlement in the amount of $15,000. The Order on Consent was approved by the Department of Justice in November 1994.

       The Company is a party to certain other legal actions arising in the ordinary course of its business, including actions naming the Company as a potentially responsible party or as a third-party defendant in cost recovery actions initiated by the EPA pursuant to applicable sections of CERCLA. Based upon the information presently available to the Company, the Company believes that the ultimate outcome of these actions will not have a material adverse effect upon its financial position.

ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                    PART II


ITEM   5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS

       The Company's common stock, held by approximately 1,100 holders of record as of February 28, 1995, is traded in the over-the-counter market. The Company's common stock has not been listed on the National Association of Securities Dealers Automated Quotation System (NASDAQ) since May 24, 1991 because the Company has failed to meet applicable net worth requirements. Trading of shares of the Company's common stock is limited. No material trading data for the Company's common stock was publicly available for the period January 1, 1993 through April 7, 1994. Since April 8, 1994, trading information has been available from the OTC Bulletin Board provided by the National Association of Securities Dealers (NASD). The following table sets forth information regarding selling prices obtained from the OTC Bulletin
Board:

                                SELLING PRICES
                                --------------
             PERIOD              HIGH    LOW
        ----------------        ------  ------
        4/1/94 - 6/30/94        $3.00    $1.50
        7/1/94 - 9/30/94        $2.50    $1.50
        10/1/94-12/31/94        $2.50    $1.50

       The Company is not able to determine whether or not retail mark-ups, mark-downs or commissions were included in the above prices. The Company believes that four brokerage firms currently make a market in the Company's common stock, although both bid and asked quotations may at times be limited.

       No dividends have been paid on the Company's common stock since 1979. The future payment of dividends is dependent upon, among other things, the earnings and capital requirements of the Company. The agreements pursuant to which certain of the Company's indebtedness is outstanding contain provisions limiting the Company's ability to make dividend payments on its common stock. The most restrictive of such provisions would have permitted the Company to pay $2,264,000 of dividends on its common stock as of December 31, 1994.

       The Board of Directors intends, for the foreseeable future, to follow a policy of retaining the Company's earnings in order to reduce the indebtedness of the Company and finance the development and expansion of its business.


ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND EMPLOYEE DATA)

     Selected financial information of the Company is set forth below:

                                                                                    Years Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                   1994          1993        1992 (1)    1991 (1)(2)  1990 (1)(2)(3)
                                                                   ----          ----        ----        ----         ----
SELECTED STATEMENTS OF OPERATIONS DATA:
     Net sales                                                   $ 88,532     $ 74,976     $  65,201     $ 65,180     $  69,584
                                                                 ========     ========     =========     ========     =========

     Income/(loss) from continuing operations (4)                $  8,102     $  6,347     $     548     $  3,965     $  (3,861)
     Interest expense                                               6,272        5,496         5,041        5,867         6,096
     Other income/(expense), net (4)                                  536          -             -            (56)           31
     Provision/(credits) for income taxes                              34          -             -           (396)         (620)
                                                                 --------     --------     ---------     --------     ---------
     Income/(loss) before discontinued operations
       and extraordinary items                                      2,332          851        (4,493)      (1,562)       (9,306)
     Discontinued operations                                          -            -             -           (209)          (90)
     Extraordinary items                                              -            -             -            978         1,294
                                                                 --------     --------     ---------     --------     ---------

           Net income/(loss)                                     $  2,332     $    851     $  (4,493)    $   (793)    $  (8,102)
                                                                 ========     ========     =========     ========     =========

     Per fully diluted share of common stock (5):
           Income/(loss) before discontinued operations
             and extraordinary items                             $    .51     $    .13     $   (1.11)    $   (.39)    $   (2.36)
           Discontinued operations                                    -            -             -           (.05)         (.02)
           Extraordinary items                                        -            -             -            .24           .32
                                                                 --------     --------     ---------     --------     ---------

                Net income/(loss)                                $    .51     $    .13     $   (1.11)    $   (.20)    $   (2.06)
                                                                 ========     ========     =========     ========     =========

OTHER DATA:
     Average number of employees                                      968          860           883          905         1,075
     Depreciation and amortization expenses                      $  5,060     $  4,297     $   5,050     $  5,216     $   4,838
     Capital expenditures                                        $ 15,319     $  6,288     $   2,235     $    613     $   6,360

                                                   (Footnotes on following page)                                     (Continued)


ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)  (CONT.)


                                                                                        DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                             1994          1993           1992           1991          1990
                                                             ----          ----           ----           ----          ----
SELECTED BALANCE SHEET DATA:
     Current assets                                       $  22,752     $   15,715     $  14,257     $   15,211     $  16,629
     Current liabilities                                     24,429         12,733        51,224         50,940        58,684
                                                          ---------     ----------     ---------     ----------     ---------
           Net working capital/(deficit)                  $  (1,677)    $    2,982     $ (36,967)    $  (35,729)    $ (42,055)
                                                          =========     ==========     =========     ==========     =========

     Total assets                                         $  67,396     $   49,983     $  45,584     $   50,978     $  55,450
     Long-term debt, excluding current portion            $  49,627     $   46,273     $   3,795     $    5,013     $     981
     Redeemable preferred stock at par value              $     555     $      600     $     735     $      735     $     735
     Total stockholders' deficit                          $  (7,215)    $   (9,623)    $ (10,170)    $   (5,710)    $  (4,950)

   (1) In 1992, income/(loss) before discontinued operations and extraordinary items included $1,113,000 for the amortization of and $2,132,000 for the write-off of covenants not to compete. In each of 1991 and 1990, income/(loss) before discontinued operations and extraordinary items included $1,113,000 of amortization of the covenants not to compete.

   (2) In 1991 and 1990, extraordinary items represented the gains on the repurchase of $1,500,000 and $5,800,000 principal amount, respectively, of the Company's 12-3/4% Subordinated Notes, due February 1, 1997.

   (3) In 1990, income/(loss) before discontinued operations and extraordinary items included a restructuring charge of $7,043,000.

   (4) Effective for 1994, amortization of the excess of cost over net assets of businesses acquired (goodwill) has been classified as an operating expense. Previously, amortization of goodwill had been classified as other expense. Prior period presentations have been reclassified to conform to the current year's presentation. During each of the years in the above table, amortization of goodwill totaled $316,000.

   (5) In 1994, 1993, and 1990, fully diluted income/(loss) per common share was reduced by $.02, $.07, and $.06, respectively, to reflect the effect of dividends paid or accrued on the Company's preferred stock and the amount by which payments made to effect the redemption of the $8 Cumulative Convertible Redeemable Preferred Stock, Series B, exceeded the par value of such shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customer specifications, close tolerance rubber and metal components. The Rubber Group manufactures silicone and organic rubber components for sale primarily to manufacturers of automobiles, automotive replacement parts and medical devices. The Metals Group manufactures metal components for sale primarily to manufacturers of automobiles, automotive replacement parts, industrial equipment, home appliances and business machines.

LIQUIDITY AND CAPITAL RESOURCES

       DEBT RESTRUCTURING

        In January 1994, the Company completed a restructuring of substantially all of its outstanding debt. The restructuring included the completion of an exchange offer (the "Exchange Offer") for the Company's 12-3/4% Subordinated Notes, due February 1, 1997 (the "12-3/4% Subordinated Notes"), the restructuring of the Company's 14% Junior Subordinated Convertible Notes, due May 1, 2000 (the "14% Convertible Notes"), and the amendment of the Company's borrowing arrangement (the "Working Capital Facility") with its working capital lender (the "Working Capital Lender"). Upon the completion of the restructuring, all defaults which existed on the Company's debt at the time of the restructuring were eliminated.

       Pursuant to the Exchange Offer, all of the 12-3/4% Subordinated Notes (principal of $25,275,000 and accrued interest of $10,079,000) were tendered in exchange for $31,720,000 principal amount of 12-3/4% Senior Subordinated Notes, due February 1, 2000 (the "12-3/4% Senior Subordinated Notes"), and $3,634,000 of cash. The restructuring of the 14% Convertible Notes included the satisfaction of past due interest through the payment of $99,000 in cash and the issuance of $347,000 principal amount of 14% Junior Subordinated Non-Convertible Notes, due May 1, 2000 (the "14% Non-Convertible Notes"). The funds used to make the cash payments required at the closing of the debt restructuring in January 1994 were obtained through increased borrowings under the Working Capital Facility.

       The Company did not record any gain or loss for book purposes or for tax purposes from the restructuring of its indebtedness in January 1994.

       WORKING CAPITAL FINANCING

       The Company's working capital financing is provided through the Working Capital Facility, originally entered into between the Company and the Working Capital Lender in 1990. The Working Capital Facility currently permits the Company to borrow up to $40,000,000, provided that the aggregate borrowings may not exceed an availability formula set by the Working Capital Lender. During 1994, the Working Capital Facility was amended to, among other things, increase the Company's maximum borrowing availability from $10,000,000 to $25,000,000, convert certain borrowings thereunder from revolving loans to term loans, reduce the rate of interest charged on loans outstanding under the Working Capital Facility from Prime plus 2% to Prime plus 1-1/2% and revise certain financial covenants.

       In January 1995, the Working Capital Facility was further amended to, among other things, increase the Company's maximum borrowing availability from $25,000,000 to $40,000,000, subject to availability formulas set by the Working Capital Lender, convert $7,873,000 of term loans and $7,267,000 of revolving loans into new term loans in the aggregate amount of $15,140,000 payable in 84 monthly principal installments of $181,000 each, reduce the rate of interest charged on loans outstanding under the Working Capital Facility from Prime plus 1-1/2% to either Prime plus 1% or the London Interbank Offered Rate plus 3-1/4% and revise a financial covenant. As amended, the Working Capital Facility includes a line (the "Equipment Line") of $11,300,000 which, subject to availability formulas set by the Working Capital Lender, can be used to finance a portion of the purchase price of new equipment. If utilized, borrowings under the Equipment Line will convert to term loans which will be payable in equal monthly principal installments through February 1, 2002. As of March 1, 1995, the Company had borrowings of $23,943,000 outstanding under the Working Capital Facility and had approximately $3,097,000 of unused availability, without giving effect to new borrowings which are expected to be available under the Equipment Line to finance purchases of new equipment.

       Amounts outstanding under the Working Capital Facility are collateralized by substantially all of the accounts receivable, inventory, equipment and other personal property, and certain real property of the Company.

       OPERATING ACTIVITIES OF THE COMPANY

       During 1994, net cash provided by the operating activities of the Company totaled $5,957,000, a decrease of $3,644,000 when compared to 1993. The decrease was attributable, in large part, to the payment during January 1994, in connection with the restructuring of substantially all of the Company's indebtedness, of all past due interest of the Company. During 1993, cash provided by operating activities included an increase in accrued interest of $4,152,000 resulting from the Company's failure to pay, during 1993, interest due on the 12-3/4% Subordinated Notes and the 14% Convertible Notes.

       During 1994, accounts receivable increased by $3,384,000. The increase was primarily the result of increased net sales during the fourth quarter of 1994 compared to the fourth quarter of 1993 and a slowdown in payments from one of the Company's largest customers. Inventories increased by $2,458,000 during 1994, primarily as a result of increased sales levels during the fourth quarter of 1994 and anticipated higher sales levels during the first quarter of 1995.

       Accounts payable increased by $6,037,000 during 1994. The increase included an increase of $2,293,000 in payables relating to purchases of capital equipment, an increase of $1,218,000 in payables relating to purchases of tooling, and a general slowing of payments to suppliers during the fourth quarter of 1994 pending the completion of the amendments to the Working Capital Facility. Subsequent to the completion of the amendments to the Working Capital Facility in January 1995, the Company reduced its accounts payable to bring the amounts outstanding to its suppliers generally within terms which the Company believes are customary in the industries in which the Company operates. The funds used to reduce the Company's trade debt were obtained through increased borrowings under the Working Capital Facility.

       Although 1994 net income exceeded 1993 net income by $1,481,000 and non-cash charges for depreciation and amortization expenses increased by $763,000 during 1994, net working capital declined by $4,659,000 primarily because, at December 31, 1994, the Company classified as short-term debt $5,052,000 of revolving loans outstanding under the Working Capital Facility. Although the revolving loans, as amended in January 1995, have a maturity date of January 2, 1998, the revolving loans have been classified as short-term debt because the Company's cash receipts are automatically used to reduce the revolving loans on a daily basis, by means of a lock-box sweep agreement, and the Working Capital Lender has the ability to modify certain terms of the revolving loan financing agreements without the prior approval of the Company.

       During 1994, aggregate income from operations of the Rubber Group and the Metals Group totaled $9,920,000. After deducting corporate operating expenses of $1,818,000, income from operations totaled $8,102,000, or 9.2% of net sales. Included in income from operations for 1994 were non-cash expenses of $5,018,000 (principally depreciation expense of $4,239,000). Net income for 1994 included a gain, net of income taxes, of $336,000 from the sale of marketable equity securities and a gain, net of applicable income taxes, of $200,000 from a sale of real estate in connection with the settlement of certain litigation.

       INVESTING ACTIVITIES OF THE COMPANY

       During 1994, the investing activities of the Company used $14,966,000 of cash. During the year, the Company made $15,319,000 of capital expenditures, which included $1,500,000 for the purchase of a 77,000 square foot manufacturing facility in LaGrange, Georgia. During 1994, capital expenditures attributable to the Rubber Group and the Metals Group totaled $8,651,000 and $6,656,000, respectively. The Company estimates that approximately $3,000,000 of the 1994 capital expenditures were made to maintain or replace existing equipment or to effect cost reductions. The Company estimates that approximately $10,000,000 of the 1994 capital expenditures were for the purchase and installation of production equipment to meet orders which have been awarded to the Company. During 1994, the capital expenditure program included the purchase and rebuilding of die casting machines, the purchase of metal machining equipment, the purchase and rebuilding of rubber molding machines and ancillary equipment, the expansion of clean room facilities for the molding of rubber components for medical devices and the purchase of the LaGrange facility to provide space for ongoing expansion of production capacity within the Rubber Group. The Company presently projects that 1995 capital expenditures will total approximately $19,000,000. As of December 31, 1994, the Company had commitments outstanding to purchase equipment of approximately $4,727,000.

       FINANCING ACTIVITIES OF THE COMPANY

       During 1994, the financing activities of the Company provided $9,055,000 of cash, primarily from increased borrowings under the Working Capital Facility.

       The Company operates with high financial leverage. As of December 31, 1994, the Company's aggregate indebtedness, excluding trade payables, was $57,278,000, compared to $48,077,000 as of December 31, 1993, an increase of $9,201,000. As a result of increased borrowings under the Working Capital Facility during the first two months of 1995, aggregate indebtedness, excluding trade payables, totaled $60,780,000 as of March 1, 1995 an increase of $3,502,000. The additional borrowings were used for the payment, on February 1, 1995, of the interest due on the 12-3/4% Senior Subordinated Notes and the 14% Convertible and Non-Convertible Notes and the reduction of trade payables. During 1994, cash interest and principal payments required and paid under the terms of the Company's various financing agreements (exclusive of cash interest payments of $3,733,000 made upon completion of the debt restructuring in January 1994) totaled $6,046,000 and $1,804,000, respectively. During 1995, the cash interest and principal payments required under the terms of the Company's loan agreements are currently projected to total $7,900,000 and $2,599,000, respectively.

       Based upon the Company's present business plan, the achievement of which cannot be assured, the Company believes that for the foreseeable future anticipated borrowings under the Working Capital Facility and cash generated from operations should be adequate to meet its presently anticipated working capital, capital expenditure and debt service requirements. If cash flow from operations or availability under the Working Capital Facility fall below expectations, the Company's capital expenditure program will be reduced or delayed.

       ACQUISITIONS OF BUSINESSES

       The Company is seeking to acquire assets and businesses related to its current operations with the intention of expanding its existing operations. Depending on, among other things, the size and terms of such acquisitions, the Company may be required to obtain additional financing and, in some cases, the approval of the Working Capital Lender and the holders of other debt of the Company. The Company's ability to effect acquisitions may be dependent upon its ability to obtain such financing and, to the extent applicable, consents.

       DEPENDENCE ON LARGE CUSTOMERS

       The Company has limited ability to predict the volume and pricing of orders from its existing and potential customers. For example, since 1992, Delphi Packard Electric and other divisions of General Motors Corporation have followed a policy of soliciting bids from large groups of manufacturers for the majority of the component parts purchased by General Motors and its divisions, including those parts which have previously been awarded to the Company and its competitors. The Company is unable to predict the timing or the outcome of future rounds of competitive bidding or other programs designed to lower Delphi Packard Electric's cost of purchased parts. During 1994, 1993, and 1992, net sales to Delphi Packard Electric accounted for 20.6%, 22.3% and 20.4%, respectively, of the Company's total net sales. Loss of all or a major portion of the Delphi Packard Electric business would have a material adverse effect on the Company's operations.

       During 1994, 1993 and 1992, net sales to TRW VSSI, the Company's second largest customer, accounted for 13.0%, 11.8% and 9.0%, respectively, of the Company's total net sales and consisted primarily of a single component part. The Company has limited ability to predict the customer's future requirements for this component part and the percentage of production, if any, which will be awarded to the Company. Currently, management of the Company believes that the part will remain in production for all of 1995 and at substantially reduced quantities during 1996 and 1997. During 1993 and 1994, the Company received several orders for new parts from TRW VSSI and anticipates receiving orders for additional new parts during 1995, although there can be no assurance such orders will be received. Loss of all or a major portion of the TRW VSSI business, if not replaced by equivalent volume of other parts, would have a material adverse effect on the Company's operations.

RESULTS OF OPERATIONS

       1994 VERSUS 1993

       NET SALES

       A summary of the net sales of the Rubber Group and the Metals Group follows (dollar amounts in thousands):

                                                     Percentage
                          1994            1993        Increase
                        -------         -------       ---------
        Rubber Group    $46,868         $40,388         16.0%
        Metals Group     41,664          34,588         20.5
                        -------         -------         ----
                        $88,532         $74,976         18.1%
                        =======         =======         ====

       Net sales of the Rubber Group increased by $6,480,000 in 1994. Net sales to automotive customers increased by $4,823,000, or 14.7%, primarily as a result of increased sales of wire harness seals to Delphi Packard Electric and increased sales of ignition wire insulators for new vehicles. Net sales of rubber components for medical devices increased to $5,536,000 in 1994 from $3,946,000 in 1993, primarily as a result of increased sales efforts.

       Net sales of the Metals Group increased by $7,076,000 in 1994, primarily due to a 30.5% increase in net sales to TRW VSSI of component parts used in automotive airbag systems.

       COST OF SALES

       A summary of the cost of sales (in thousands of dollars and as a percentage of net sales) for the Rubber Group and the Metals Group follows:

                           1994             1993
                        ------------    ------------
        Rubber Group    $39,314 83.9%   $33,280 82.4%
        Metals Group     32,320 77.6     27,413 79.3
                        ------- ----    ------- ----
                        $71,634 80.9%   $60,693 80.9%
                        ======= ====    ======= ====

       Cost of sales of the Rubber Group as a percentage of net sales increased from 82.4% in 1993 to 83.9% in 1994, primarily as a result of increased factory overhead costs as a percentage of net sales. During 1994, increased factory overhead costs included higher indirect labor costs, increased depreciation and amortization expenses resulting from the installation and startup of new and refurbished equipment and new tooling and increased workers' compensation costs. Increased factory overhead costs as a percentage of net sales were offset in part by lower direct labor costs as a percentage of net sales resulting from the installation of new and refurbished equipment and the introduction of improved manufacturing processes.

       Cost of sales of the Metals Group as a percentage of net sales decreased from 79.3% in 1993 to 77.6% in 1994. During 1994, material and direct labor costs as percentages of net sales were essentially unchanged, while factory overhead costs as a percentage of net sales decreased, primarily because sales increased while certain components of factory overhead costs remained relatively unchanged.

       SELLING AND ADMINISTRATIVE EXPENSES

       In 1994, consolidated selling and administrative expenses totaled $8,796,000, or 9.9% of net sales, compared to $7,936,000, or 10.6% of net sales, in 1993. Selling and administrative expenses of the Rubber Group increased to $3,694,000, or 7.9% of net sales, during 1994, compared to $3,166,000, or 7.8% of net sales, during 1993, primarily as a result of the addition of sales and administrative personnel. Selling and administrative expenses of the Metals Group increased to $3,284,000, or 7.9% of net sales, during 1994, compared to $2,894,000, or 8.4% of net sales, during 1993. Increased sales of products subject to sales commissions and increased advertising costs were more than offset by efficiencies related to increased volume. Corporate office administrative expenses decreased by $58,000, or 3.1%, primarily as a result of reduced legal fees. During 1993, corporate office administrative expenses included $730,000 of expenses recorded in connection with the Company's restructuring of its 12-3/4% Subordinated Notes and 14% Convertible Notes which were partially offset by a credit of $215,000 resulting from the settlement of litigation. Effective for 1994, the Company determined that amortization of the excess of cost over net assets of businesses acquired (goodwill) should be classified as part of selling and administrative expenses. Previously, amortization of goodwill had been classified as other expense. Prior period presentations have been reclassified to conform to the current year's presentation. During each of the years presented, amortization of goodwill totaled $316,000.

       INTEREST EXPENSE

       Interest expense totaled $6,272,000 during 1994, an increase of $776,000 compared to 1993. This increase was caused primarily by an increase of approximately $7,690,000 in average borrowings outstanding under the Working Capital Facility and an increase in the weighted average rate of interest charged on the Working Capital Facility due to increases in the Prime rate which more than offset interest rate reductions negotiated by the Company.

       OTHER INCOME

       During 1994, other income consisted of a realized gain of $336,000 on the sale of marketable securities and a gain of $200,000 from the sale of real estate in connection with the settlement of litigation.

       PROVISION FOR INCOME TAXES

        The provisions for income tax otherwise recognizable during 1994 and 1993 were reduced by the utilization of portions of the Company's tax loss and tax credit carryforwards. For information concerning income tax expense and the utilization of tax loss and tax credit carryforwards, see Note 10 to the Consolidated Financial Statements in Part II, Item 8.

       1993 VERSUS 1992

       NET SALES

       A summary of the net sales for the Rubber Group and the Metals Group follows (dollar amounts in thousands):

                                                             PERCENTAGE
                                  1993            1992        INCREASE
                                -------         -------       --------
                Rubber Group    $40,388         $33,228         21.5%
                Metals Group     34,588          31,973          8.2
                                -------         -------         ----

                                $74,976         $65,201         15.0%
                                =======         =======         ====

       Net sales of the Rubber Group increased by $7,160,000 in 1993. Net sales to automotive customers increased by 25.9%, primarily as a result of increased net sales of cable and connector seals to Delphi Packard Electric, increased net sales of rubber insulators for ignition wire harnesses and increased tooling sales.

       Net sales of the Metals Group increased by $2,615,000 in 1993, primarily due to a 50.6% increase in net sales to TRW VSSI of component parts used in automotive airbag systems.

       COST OF SALES

       A summary of the cost of sales (in thousands of dollars and as a percentage of net sales) for the Rubber Group and the Metals Group follows:

                           1993            1992
                        ------------    ------------
        Rubber Group    $33,280 82.4%   $27,964 84.2%
        Metals Group     27,413 79.3     25,922 81.1
                        ------- ----    ------- ----

                        $60,693 80.9%   $53,886 82.6%
                        ======= ====    ======= ====

       Cost of sales of the Rubber Group as a percentage of net sales decreased in 1993 primarily because of reduced direct labor and material costs as percentages of net sales at certain of the Group's facilities resulting primarily from the upgrading of the Group's manufacturing capacity through the purchase of new rubber molding presses and tooling, the rebuilding of existing molding presses and the introduction of improved manufacturing processes. This was offset in part by increased factory overhead costs as a percentage of net sales resulting principally from increased depreciation relating to the installation and operation of new or refurbished equipment and increased maintenance and repair expenses.

       Cost of sales of the Metals Group as a percentage of net sales decreased in 1993 from 1992 primarily because of (1) a provision recorded during the fourth quarter of 1992 in the amount of $213,000 for the costs to close and hold for disposition a manufacturing facility located in Silver Springs, New York, and to consolidate the operations conducted at the Silver Springs facility into the Company's manufacturing facility located in Rochester, New York, and (2) reduced direct labor and material costs as percentages of net sales resulting from a favorable change in the mix of products sold.

       SELLING AND ADMINISTRATIVE EXPENSES

       Selling and administrative expenses decreased by 26.3% in 1993 from 1992 primarily because 1992 results included a charge of $2,132,000 to write off the unamortized portion, as of December 31, 1992, of covenants not to compete and
$1,113,000 of amortization of the covenants not to compete.   Selling and
administrative expenses in 1993 included $730,000 of expenses recorded in connection with the restructuring of substantially all of the Company's indebtedness in January 1994. Partially offsetting these restructuring expenses was a credit of $215,000 resulting from the settlement of a commercial claim.

       INTEREST EXPENSE

       Interest expense totaled $5,496,000 during 1993, an increase of $455,000 compared to 1992. Interest expense increased due to the accrual of interest on the pro forma issuance, effective February 1, 1993, of $6,445,000 principal amount of 12-3/4% Senior Subordinated Notes and $277,000 principal amount of 14% Non-Convertible Notes in connection with the Company's debt restructuring, which was completed in January 1994. This increase was offset in part by reduced interest expense on the Working Capital Facility and other secured indebtedness due to lower average borrowings.

       PROVISION FOR INCOME TAXES

        The provisions for income tax otherwise recognizable during 1993 and 1992 were reduced by the utilization of portions of the Company's tax loss and tax credit carryforwards. For information concerning income tax expense and the utilization of the tax loss and tax credit carryforwards, see Note 10 to the Consolidated Financial Statements in Part II, Item 8.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS ADOPTED DURING 1994 AND 1993

       FINANCIAL ACCOUNTING STANDARD NO. 106

       Effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions from the cash basis (recognizing expense as benefits are paid) to the accrual method (recognizing the estimated cost of providing retiree health and welfare benefits as an expense while the employee renders service) as required by "Financial Accounting Standard No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). The adoption of FAS 106 did not materially affect the financial position or operating results of the Company. (See also
Note 9 to the Consolidated Financial Statements in Part II, Item 8.)

       On January 1, 1993, the Company's accumulated postretirement benefit obligation (the "transition obligation") totaled $692,000. The Company is amortizing the transition obligation over the remaining life expectancy of the participants (i.e., an annual rate of $57,000). During 1993, the adoption of FAS 106 reduced earnings before income taxes by approximately $61,000.

       As of December 31, 1994, the Company increased the discount rate used to calculate the obligation for its postretirement benefit plan from 7-1/4% to 8-1/4%, in recognition of higher prevailing long-term interest rates. The effect of the change in discount rate on 1995 postretirement benefit costs will not be material. The determination of postretirement benefit costs beyond 1995 will depend on various factors, including long-term interest rates, health care cost trend rates, other actuarial assumptions, benefit levels, and demographic changes.

       FINANCIAL ACCOUNTING STANDARD NO. 109

       Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by "Financial Accounting Standard No. 109, Accounting for Income Taxes" ("FAS 109"). In accordance with the provisions of FAS 109, the Company has recorded deferred tax assets and deferred tax liabilities.

       As a result of losses incurred in 1992, 1991 and 1990, at January 1, 1993 the Company recorded a valuation allowance equal to 100% of its net deferred tax position. Accordingly, the adoption of FAS 109 did not affect the Company's operating results during 1993. As permitted by FAS 109, prior year financial statements have not been restated. (See also Note 10 to the Consolidated Financial Statements in Part II, Item 8.)

       FINANCIAL ACCOUNTING STANDARD NO. 112

       Effective January 1, 1994, the Company changed its method of accounting for post-employment benefits, such as company funded disability benefits, from the cash basis (recognizing expense as benefits are paid) to the accrual method (recognizing the estimated cost of providing such benefits as an expense while the employee renders service) as required by "Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits" ("FAS 112"). The adoption of FAS 112 did not have any effect on the Company's financial position or results of operations because benefits of this type currently provided by the Company are de minimis in amount.

       FINANCIAL ACCOUNTING STANDARD NO. 115

       Effective January 1, 1994, the Company adopted "Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), which required the Company to carry its marketable equity securities at fair value. The adoption of FAS 115 did not affect the financial position or operating results of the Company.

INFLATION

       The Company believes that, during 1994, 1993 and 1992, the impact of inflation on the Company's manufacturing and selling and administrative costs has been minimal. To the extent practicable, fluctuations in material costs relating to existing components typically are passed through to customers. Although the Company may, in certain cases, commit to a fixed material cost for an agreed upon time period, generally a similar, offsetting commitment is made to the Company by its material supplier. In recent years, inflationary increases in salaries, wages, benefits and other expenses have been substantially offset by improvements in manufacturing processes and by adjustments to quoted prices.

ENVIRONMENTAL AND OTHER LEGAL MATTERS

       The Company has been named one of numerous potentially responsible parties, under CERCLA for restoration costs at three waste disposal sites, a third-party defendant in cost recovery actions initiated by the EPA pursuant to applicable sections of CERCLA and as a defendant or potential defendant in various legal matters. It is the Company's policy to record accruals for such matters when losses are deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion and, although there can be no assurance as to the outcome of existing or potential litigation, in the event such litigation were instituted, based upon the information currently available to the Company, the Company believes that the outcome of such actions would not have a material adverse effect upon the financial position of the Company.

       (For additional information concerning environmental and other legal matters, see "Business" in Part I, Item 1, and "Legal Proceedings" in Part I,
Item 3.)

ITEM   8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
               Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . .   21

               Consolidated Balance Sheets as of December 31, 1994 and 1993 . . . . . . . . . .   22

               Consolidated Statements of Operations for the Years Ended
                December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . .   24

               Consolidated Statements of Stockholders' Deficit for
                the Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . .   25

               Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . .   26

               Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .   28

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiary


       We have audited the accompanying consolidated balance sheets of Lexington Precision Corporation and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the table of contents in Part IV, Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and subsidiary at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

       As discussed in the notes to consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.



                                                       ERNST & YOUNG LLP





Cleveland, Ohio
February 28, 1995


                       LEXINGTON PRECISION CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)


                                                                                          DECEMBER 31,
                                                                                    ------------------------
                                                                                      1994           1993
                                                                                    ---------      ---------
ASSETS:

Current assets:
    Cash                                                                             $     79      $      33
    Accounts recievable                                                                12,478          9,094
    Inventories                                                                         8,237          5,779
    Prepaid expenses and other current assets                                           1,958            809
                                                                                    ---------      ---------
        Total current assets                                                           22,752         15,715
                                                                                    ---------      ---------
Property, plant and equipment:
    Land                                                                                  823            658
    Buildings                                                                          12,274         11,348
    Equipment                                                                          46,516         33,808
                                                                                    ---------      ---------
                                                                                       59,613         45,814
    Less accumumulated depriciation                                                    27,019         23,721
                                                                                    ---------      ---------
      Property, plant and equipment, net                                               32,594         22,093

Excess of costs over net assets of businesses acquired, net                            10,041         10,357

Other assets, net                                                                       2,009          1,818
                                                                                    ---------      ---------
                                                                                    $  67,396      $  49,983
                                                                                    =========      =========


See notes to consolidated financial statements.                                                   (Continued)


                                       LEXINGTON PRECISION CORPORATION

                                            (THOUSANDS OF DOLLARS)


                                                                                DECEMBER 31,
                                                                          -------------------------
                                                                              1994           1993
                                                                              ----           ----
     LIABILITIES AND STOCKHOLDERS' DEFICIT:

     Current liabilities:
          Accounts payable                                                $   10,489      $   4,452
          Accrued expenses                                                     6,289          6,477
          Short-term debt                                                      5,052            -
          Current portion of long-term debt                                    2,599          1,804
                                                                          ----------      ---------
               Total current liabilities                                      24,429         12,733
                                                                          ----------      ---------

     Long-term debt, excluding current portion                                49,627         46,273
                                                                          ----------      ---------

     Redeemable preferred stock, $100 par value,
       at redemption value                                                     1,110          1,200
     Less excess of redemption value over par value                              555            600
                                                                          ----------      ---------
         Redeemable preferred stock at par value                                 555            600
                                                                          ----------      ---------

     Stockholders' deficit:
         Common stock, $.25 par value, 10,000,000
           shares authorized, 4,348,951 shares issued                          1,087          1,087
         Additional paid-in-capital                                           12,659         12,975
         Accumulated deficit                                                 (20,593)       (22,925)
         Cost of common stock in treasury, 145,915 and
           300,915 shares, respectively                                         (368)          (760)
                                                                          ----------      ---------
              Total stockholders' deficit                                     (7,215)        (9,623)
                                                                          ----------      ---------
                                                                          $   67,396      $  49,983
                                                                          ==========      =========





See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)




                                                                             Years Ended December 31,
                                                                      --------------------------------------
                                                                         1994          1993          1992
                                                                      ---------      --------      ---------
Net sales                                                             $  88,532      $ 74,976      $  65,201
                                                                      ---------      --------      ---------
Costs and expenses:
     Cost of sales                                                       71,634        60,693         53,886
     Selling and administrative expenses                                  8,796         7,936         10,767
                                                                      ---------      --------      ---------
        Total costs and expenses                                         80,430        68,629         64,653
                                                                      ---------      --------      ---------
Income from operations                                                    8,102         6,347            548

Interest expense                                                          6,272         5,496          5,041

Other income                                                                536            -              -
                                                                      ---------      --------      ---------

Income/(loss) before income taxes                                         2,366           851         (4,493)

Provision for income taxes                                                   34             -              -
                                                                      ---------      --------      ---------

Net income/(loss)                                                     $   2,332      $    851      $  (4,493)
                                                                      =========      ========      =========

Net income/(loss) per primary and fully diluted common share:

     Primary                                                          $     .53      $    .13      $   (1.11)
                                                                      =========      ========      =========
     Fully diluted                                                    $     .51      $    .13      $   (1.11)
                                                                      =========      ========      =========





See notes to consolidated financial statements.

                                      LEXINGTON PRECISION CORPORATION

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                           (THOUSANDS OF DOLLARS)


                                                    ADDITIONAL                                   TOTAL
                                         COMMON       PAID-IN     ACCUMULATED    TREASURY    STOCKHOLDERS'
                                         STOCK        CAPITAL       DEFICIT        STOCK        DEFICIT
                                         -----        -------       -------        -----        -------
Balance at January 1, 1992             $  1,087      $ 13,286     $ (19,323)     $   (760)     $   (5,710)

Net loss                                    -             -          (4,493)          -            (4,493)
Deferred compensation expense
  on restricted stock                       -             -              33           -                33
                                       --------      --------     ---------      --------      ----------
Balance at December 31, 1992              1,087        13,286       (23,783)         (760)        (10,170)

Net income                                  -             -             851           -               851
Preferred stock dividends
  and redemptions                           -            (311)          -             -              (311)
Deferred compensation expense
  on restricted stock                       -             -               7           -                 7
                                       --------      --------     ---------      --------      ----------
Balance at December 31, 1993              1,087        12,975       (22,925)         (760)         (9,623)

Net income                                  -             -           2,332           -             2,332
Preferred stock dividends
  and redemptions                           -             (92)          -             -               (92)
Issuance of common shares                   -            (224)          -             392             168
                                       --------      --------     ---------      --------      ----------
Balance at December 31, 1994           $  1,087      $ 12,659     $ (20,593)     $   (368)     $   (7,215)
                                       ========      ========     =========      ========      ==========


See notes to consolidated financial statements.

                                          LEXINGTON PRECISION CORPORATION

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (THOUSANDS OF DOLLARS)


                                                                              YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         1994           1993           1992
                                                                         ----           ----           ----
OPERATING ACTIVITIES:

     Net income/(loss)                                                $   2,332      $     851      $ (4,493)
     Adjustments to reconcile net income/(loss) to net cash
       provided by operating activities:
          Depreciation and amortization                                   5,060          4,297         5,050
          Gain on sale of marketable equity securities                     (336)           -             -
          Gain on sale of real estate                                      (200)           -             -
          Write-off of covenants not to compete                             -              -           2,132
          Changes in operating assets and liabilities which
            provided/(used) cash:
               Receivables                                               (3,399)        (1,672)          908
               Inventories                                               (2,488)          (348)           64
               Prepaid expenses and other current assets                 (1,149)           529          (200)
               Accounts payable                                           6,037             32        (1,384)
               Accrued expenses                                            (110)         5,844         3,326
          Other                                                             210             68            51
                                                                      ---------      ---------      --------

               Net cash provided by operating activities                  5,957          9,601         5,454
                                                                      ---------      ---------      --------

INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                         (15,319)        (6,288)       (2,235)
     Decrease/(increase) in equipment deposits, net                          36           (575)         (315)
     Sales of property, plant and equipment                                 614              5            57
     Sale of marketable securities                                          338            -             -
     Other                                                                 (635)          (373)         (177)
                                                                      ---------      ---------      --------

               Net cash used by investing activities                    (14,966)        (7,231)       (2,670)
                                                                      ---------      ---------      --------

See notes to consolidated financial statements.                                                   (Continued)

                                          LEXINGTON PRECISION CORPORATION

                                              (THOUSANDS OF DOLLARS)


                                                                             YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         1994          1993           1992
                                                                         ----          ----           ----
FINANCING ACTIVITIES:


     Proceeds from/(repayment of) revolving loans, net                    5,052           498           (973)
     Proceeds from issuance of long-term debt                             9,847           -              -
     Repayment of long-term debt                                         (5,735)       (2,421)        (1,938)
     Redemption of preferred stock                                          (90)         (270)           -
     Preferred stock dividends                                              (47)         (176)           -
     Issuance of common stock                                                90           -              -
     Other                                                                  (62)          -              -
                                                                      ---------      --------      ---------

               Net cash provided/(used) by financing activities           9,055        (2,369)        (2,911)
                                                                      ---------      --------      ---------

Net increase/(decrease) in cash                                              46             1           (127)
Cash at beginning of year                                                    33            32            159
                                                                      ---------      --------      ---------
Cash at end of year                                                   $      79      $     33      $      32
                                                                      =========      ========      =========


Supplemental disclosure of cash flow information:
     Interest paid                                                    $   9,779      $  1,134      $   1,489
     Income taxes paid                                                $      26      $    -        $     -

Supplemental disclosure of noncash financing activities:
     Accrued interest converted to long-term debt                     $     -        $ 10,525      $     -
     Issuance of 100,000 shares of common stock in exchange
       for investment banking services                                $      78      $    -        $     -





See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Lexington Precision Corporation and its wholly-owned subsidiary (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

       CONCENTRATION OF CREDIT RISK

       As of December 31, 1994 and 1993, trade accounts receivable outstanding from automotive customers totaled $7,904,000 and $5,364,000, respectively. The Company provides for credit losses based upon historical experience and ongoing credit evaluations of its customers' financial condition but does not generally require collateral from its customers to support the extension of trade credit. As of December 31, 1994 and 1993, the Company had reserves for credit losses of $174,000 and $159,000, respectively.

       INVENTORIES

       Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (in thousands of dollars):

                                                   DECEMBER 31,
                                               -------------------
                                                1994         1993
                                               -------     -------
       Finished goods                          $ 2,696     $ 1,737
       Work in process                           2,285       2,012
       Raw materials and purchased parts         3,256       2,030
                                               -------     -------

                                               $ 8,237     $ 5,779
                                               =======     =======


         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful life of the various assets (15 to 32 years for buildings and 3 to 10 years for equipment). Maintenance and repair expenses were $2,484,000, $2,189,000 and $1,395,000 for 1994, 1993 and 1992,
respectively. Maintenance and repair expenses are charged against income as incurred, while major improvements are capitalized. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated.

         EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED

         Excess of cost over the net assets of businesses acquired (goodwill) is amortized on the straight-line method, principally over 40 years. As of December 31, 1994 and 1993, accumulated amortization of goodwill was $1,948,000 and $1,632,000, respectively. Effective for 1994, the Company determined that amortization of goodwill should be classified as part of selling and administrative expenses. Previously, amortization of goodwill had been classified as other expense. Prior period presentations have been reclassified to conform to the current year's presentation. During each of the periods presented, amortization

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of goodwill totaled $316,000. The carrying value of goodwill is reviewed quarterly using an analysis of historical and projected operating performance of the business to which the goodwill relates. Based upon such analysis, the Company believes that no impairment of goodwill existed as of December 31, 1994.

         INCOME PER SHARE

         Income per common and dilutive common equivalent share were computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. For purposes of the income per share calculations, income for each period was reduced by preferred stock dividends and by the amount by which payments made to redeem shares of the Company's $8 Cumulative Convertible Redeemable Preferred Stock, Series B (the "Redeemable Preferred Stock"), exceeded the par value of such shares. Common equivalent shares were those shares issuable upon the assumed exercise of outstanding stock options and conversion of Redeemable Preferred Stock, calculated using the treasury stock method. Fully diluted income per share assumes conversion of the 14% Junior Subordinated Convertible Notes, due May 1, 2000 (the "14% Convertible Notes"), if dilutive.

         REPORTING OF CASH FLOWS

         The Company considers all highly liquid investments with maturities at the time of purchase of less than three months to be cash equivalents.

         RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements for 1993 and 1992 have been reclassified to conform to the statement presentation for 1994.

NOTE 2 -- OTHER CURRENT ASSETS

         As of December 31, 1994 and 1993, other current assets included $1,242,000 and $237,000, respectively, of tooling acquired by the company for certain customers. Upon customer approval of the components produced from such tooling, which normally takes less than 90 days, the customer is required to purchase the tooling from the Company.

NOTE 3  --  OTHER NONCURRENT ASSETS

         As of December 31, 1994 and 1993, other noncurrent assets included $797,000 and $438,000, respectively, which represented amounts paid by the Company for tooling owned by the Company's customers in excess of the amounts paid by the customers for such tooling. Such excess amounts are amortized over periods not exceeding three years. During 1994 and 1993, amortization expense related to tooling owned by customers but funded by the Company was $272,000 and $115,000, respectively.

NOTE 4  --  SHORT-TERM DEBT

         As of December 31, 1994, short-term debt consisted of $5,052,000 of revolving loans outstanding under the Company's borrowing arrangement (the "Working Capital Facility") with its working capital lender (the "Working
Capital Lender").   Although the revolving loans, as amended in January 1995,
have a maturity date of January 2, 1998, the revolving loans have been classified as short-term debt as of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1994 because the Company's cash receipts are automatically used to reduce the revolving loans on a daily basis, by means of a lock-box sweep arrangement, and the Working Capital Lender has the ability to modify certain terms of the revolving loan financing agreements without the prior approval of the Company.

         At December 31, 1994, 1993 and 1992, the interest rate on borrowings under the revolving line of credit was 10.0%, 7.5% and 8.5%, respectively. (Also see Note 6, Long-Term Debt.)

NOTE 5  --  ACCRUED EXPENSES

         Accrued expenses are summarized below (in thousands of dollars):

                                                        DECEMBER 31,
                                                    --------------------
                                                    1994            1993
                                                    ----            ----
        Employee fringe benfits                   $ 1,744         $   897
        Accured interest                            1,716           1,715
        Salaries and wages                            976           1,086
        Taxes                                         523             617
        Preferred dividends and redemptions             -             446
        Other                                       1,330           1,716
                                                   ------          ------

                                                  $ 6,289         $ 6,477
                                                   ======          ======


                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 -- LONG TERM DEBT

        Long-term debt is summarized below (in thousands of dollars):

                                                                                              DECEMBER 31,
                                                                                         ---------------------
                                                                                          1994            1993
                                                                                          ----            ----
        Long-term portion of Working Capital Facility:
           Revolving loans, converted to term loans in January 1995,
              payable in monthly installments through 2002                           $   7,267       $      --
           Revolving loans, as amended in January 1994                                      --           5,888
           Term loans, as amended in January 1995,
              payable in monthly installments through 2002                               8,029              --
           Term loans payable in monthly installments
              through 1995                                                                  --           1,004
        12% Term Note, payable in monthly installments through 2000                      3,078           3,471
        Industrial Revenue Bond, 75% of prime, payable in monthly
          installments through 2000                                                        598             698
        12-3/4% Senior Subordinated Notes, due 2000                                     31,647              --
        12-3/4% Subordinated Notes due 1997:
           Principal exchanged in January 1994 for
              12-3/4% Senior Subordinated Notes                                             --          25,167
           Interest exchanged in January 1994 for
              12-3/4% Senior Subordinated Notes                                             --           6,445
           Interest paid in January 1994 with proceeds
              from term loans                                                               --           3,634
        14% Junior Subordinated Convertible Notes, due 2000:
           Principal                                                                     1,000           1,000
           Interest exchanged in January 1994 for
              14% Junior Subordinated Non-Convertible Notes                                 --             347
           Interest paid in January 1994 with proceeds
              from term loans                                                               --              99
        14% Junior Subordinated Non-Convertible Notes, due 2000                            347              --
        Other                                                                              260             324
                                                                                       -------          ------

           Total long-term debt                                                         52,226          48,077
           Less current portion                                                          2,599           1,804
                                                                                       -------          ------

              Total long-term debt, excluding current portion                        $  49,627       $  46,273
                                                                                       =======         =======


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         WORKING CAPITAL FACILITY

         As of December 31, 1994 and 1993, the Working Capital Facility consisted of loans outstanding under a revolving line of credit and term loans. At December 31, 1994, the long-term portion of the Working Capital Facility consisted of $8,029,000 of term loans and $7,267,000 of revolving loans which were converted into new term loans in January 1995. In January 1995, the Working Capital Facility was further amended to, among other things, increase the company's maximum borrowing availability from $25,000,000 to $40,000,000, subject to availability formulas set by the Working Capital Lender, convert $7,873,000 of term loans and $7,267,000 of revolving loans into new term loans in the aggregate amount of $15,140,000 payable in 84 monthly principal installments of $181,000 each, reduce the rate of interest charged on loans outstanding under the Working Capital Facility from Prime plus 1-1/2% to either Prime plus 1% or the London Interbank Offered Rate plus 3-1/4% and revise a financial covenant. As amended, the Working Capital Facility includes a line (the "Equipment Line") of $11,300,000 which, subject to availability formulas set by the Working Capital Lender, can be used to finance a portion of the purchase price of new equipment. If utilized, borrowings under the equipment line will convert to term loans which will be payable in equal monthly principal installments through February 1, 2002. As of March 1, 1995, the Company had borrowings of $23,943,000 outstanding under the Working Capital Facility and had approximately $3,097,000 of unused availability, without giving effect to new borrowings which are expected to be available under the Equipment Line to finance purchases of new equipment.

         Under the terms of the Working Capital Facility the Company is required, among other things, to maintain at all times working capital, exclusive of amounts borrowed under the Working Capital Facility which are classified as current liabilities, of not less than $1,000,000 and net worth of not less than negative $9,500,000.

         Amounts outstanding under the Working Capital Facility are collateralized by substantially all of the accounts receivable, inventory, equipment and other personal property and certain real property of the Company.

         12% TERM NOTE

         The 12% Term Note, due April 30, 2000 (the "12% term note"), is payable by the Company's wholly-owned subsidiary, Lexington Components, Inc. ("LCI"), is secured by a mortgage on the premises of LCI's Rock Hill, South Carolina, facility and is guaranteed by the Company. Level payments of principal and interest in the amount of $66,000 are due monthly until the 12% Term Note is paid in full.

         12-3/4% SENIOR SUBORDINATED NOTES AND 12-3/4% SUBORDINATED NOTES

         The 12-3/4% Senior Subordinated Notes, due 2000 (the "12-3/4% Senior Subordinated Notes"), are unsecured obligations of the Company, redeemable at the option of the Company, in whole or in part, at a declining premium over the principal amount thereof. Interest on the 12-3/4% Senior Subordinated Notes is due semi-annually on February 1 and August 1. In January 1994, in connection with the restructuring of substantially all of the Company's indebtedness, the Company issued $31,720,000 principal amount of the 12-3/4 % Senior Subordinated Notes to the holders of the Company's 12-3/4% Subordinated Notes, due February 1, 1997 (the "12-3/4 Subordinated Notes"), in exchange for $25,275,000 principal amount of the 12-3/4% Subordinated Notes and accrued but unpaid interest on the 12-3/4% Subordinated Notes in the amount of $6,445,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         14%  NOTES

         The 14% Junior Subordinated Convertible and Non-Convertible Notes, due May 1, 2000 (collectively the "14% Notes"), are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, at a declining premium over the principal amount thereof. Interest on the 14% Notes is due quarterly on February 1, May 1, August 1 and November 1. the 14% Convertible Notes are convertible into 440,000 shares of the Company's common stock.

         The holders of the 14% Notes are the Chairman of the Board and the President of the Company, each of whom has a controlling equity interest in the Company. As of December 31, 1994, the Chairman and the President held 14% Notes in the amounts of $680,000 and $667,000, respectively.

         RESTRUCTURING OF INDEBTEDNESS

         In January 1994, the Company completed the restructuring of the 12-3/4% Subordinated Notes, the 14% Convertible Notes, the Working Capital Facility and a certain industrial revenue bond. The restructuring eliminated all defaults that existed at December 31, 1993. Accordingly, obligations previously classified as current liabilities due to the defaults were reclassified as long-term liabilities as of December 31, 1993.

         RESTRICTIVE COVENANTS

         Certain of the Company's loan agreements contain covenants restricting the Company's business and operations, including restrictions on the issuance or assumption of additional debt, the sale of all or substantially all of the Company's assets, the purchase of common stock, the redemption of preferred stock and the payment of cash dividends and prohibitions against any material adverse change in the Company's business, assets or financial condition.

         SCHEDULED MATURITIES OF LONG-TERM DEBT

         Maturities of long-term debt for the five-year period ending December 31, 1999 and for the years thereafter are listed below (in thousands of dollars):

                  1995                     $    2,599
                  1996                          2,782
                  1997                          2,846
                  1998                          2,919
                  1999                          3,001
               Thereafter                      38,079
                                            ---------

                                           $   52,226
                                            =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 7  --  PREFERRED STOCK

         REDEEMABLE PREFERRED STOCK

         Each share of $8 Cumulative Convertible Redeemable Preferred Stock, Series B, is (1) entitled to one vote, (2) redeemable for $200 plus accumulated unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment) and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. On November 30, 1994, 450 shares of Redeemable Preferred Stock were redeemed for $90,000. Further redemptions of $90,000 are scheduled on November 30 of each year in order to annually retire 450 shares of Redeemable Preferred Stock. Scheduled redemptions for the years 1995 through 1999 total $450,000. For accounting purposes, when such stock is redeemed, the redeemable preferred stock account is reduced by the $100 par value of each share redeemed and paid-in-capital is charged for the $100 excess of redemption value over par value of each share redeemed. Under the terms of the Redeemable Preferred Stock, the Company may not declare any cash dividends on its common stock if there exists a dividend arrearage on the Redeemable Preferred Stock. During 1994, the Company paid the holders of the Redeemable Preferred Stock regular dividends aggregating $8.00 per share and past due dividends aggregating $24.00 per share which had been accrued by the Company as of December 31, 1993.

         OTHER AUTHORIZED PREFERRED STOCK

         The Company's Restated Certificate of Incorporation provides that the Company is authorized to issue 2,500 shares of 6% Cumulative Convertible Preferred Stock, Series A, $100 par value ("Series A Preferred Stock"). As of December 31, 1994 and 1993, no shares of the Series A Preferred Stock were issued or outstanding.

         The Company's Restated Certificate of Incorporation also provides that the Company is authorized to issue 2,500,000 shares of Preferred Stock having a par value of $1 per share. As of December 31, 1994 and 1993, no shares of the preferred stock, $1 par value, were issued or outstanding.

NOTE 8  --  COMMON STOCK

         COMMON STOCK, $.25 PAR VALUE

         As of December 31, 1994 and 1993, there were 4,203,036 and 4,048,036 shares, respectively, of the Company's common stock outstanding and 410,000 and 475,000 shares, respectively, reserved for issuance under the Company's Incentive Stock Option and Restricted Stock Award Plans.

         RESTRICTED STOCK AWARD PLAN

         The Company has a Restricted Stock Award Plan pursuant to which the Company may award restricted shares of common stock to officers and key employees. Plan participants are entitled to receive cash dividends (if any) and to vote their respective shares. The restricted shares vest at a rate set by the Compensation Committee of the Company's Board of Directors which has generally set the rate at 25% per year on each of the four anniversary dates subsequent to the award date. Unless otherwise amended, the Restricted Stock Award Plan expires on December 31, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 1994, 1993 and 1992, no shares of restricted common stock were awarded. As of December 31, 1994 and 1993, 350,000 shares of common stock were available for grant under the terms of the Restricted Stock Award Plan.

         INCENTIVE STOCK OPTION PLAN


         The Company has an Incentive Stock Option Plan that provides for grants to officers and key employees of options to purchase shares of the Company's common stock. The exercise prices of the options granted thereunder are established at the date of grant at prices not less than the market price of the Company's common stock on the date of grant. As of December 31, 1994, options for 60,000 shares were outstanding and no options were available for future grant.

         Activity in the Company's Incentive Stock Option Plan for 1994 and 1993 is summarized below:

                                                OPTION PRICE
                                                     OR                      SHARES
                                                PRICE RANGE               UNDER OPTION
                                               -------------             --------------
   Outstanding at January 1, 1993              $.63 to $1.63                  130,000

   Granted                                                                       None
   Exercised                                                                     None
   Terminated                                      $1.28                        5,000
                                                                              -------
   Outstanding at December 31, 1993            $.63 to $1.63                  125,000

   Granted                                                                       None
   Exercised                                       $1.63                       55,000
   Terminated                                      $1.63                       10,000
                                                                              -------
   Outstanding at December 31, 1994            $.63 to $1.63                   60,000
                                                                              =======

         As of December 31, 1994 and 1993, options for 51,250 and 98,750 shares, respectively, were exercisable.

NOTE 9  --  EMPLOYEE BENEFIT PLANS

         RETIREMENT AND SAVINGS PLAN

         The Company maintains a retirement and savings plan (the "Plan") pursuant to section 401 of the Internal Revenue Code (i.e., a 401(k) plan).
All employees of the Company are entitled to participate in the Plan after meeting the eligibility requirements. Generally, employees may contribute up to 15% of their annual compensation but not more than prescribed amounts as established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee's compensation, are matched 50% by the Company. During 1994, 1993 and 1992, provisions for company matching contributions totaled approximately $339,000, $296,000 and $248,000, respectively. In addition, the Company has the option of making a profit sharing contribution to the Plan. The size of the profit sharing contribution is set annually at the end of each Plan year by the Company's Board of Directors. Provisions

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded for profit sharing contributions authorized by the Company's Board of Directors totaled $370,000, $334,000 and $153,000 during 1994, 1993 and 1992, respectively. The Company's matching and profit sharing contributions vest over a seven-year period, with 20% vesting after three years of service and an additional 20% vesting for each year of service thereafter until fully vested.

         INCENTIVE COMPENSATION PLAN

         The Company has incentive compensation plans which provide for the payment of cash bonus awards to certain officers and key employees of the Company. The Compensation Committee (the "Committee") of the Company's Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the plans. Cash bonus awards, which are subject to the approval of the Committee, are based upon prescribed formulae relating to the attainment of predetermined consolidated and divisional operating profit and sales targets and the achievement of other objectives. The amounts charged against operations for bonus expense totaled $214,000, $386,000 and $103,000 during 1994, 1993 and 1992, respectively.

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

       The Company maintains programs to fund certain costs related to a prescription drug card program for retirees of one of its former divisions and to fund certain insurance premiums for retirees of one of its divisions.

       Effective January 1, 1993, the Company adopted "Financial Accounting Standard No. 106, Employers' Accounting For Postretirement Benefits Other Than
Pensions" ("FAS 106").   As a result, during 1994 and 1993, the Company
recognized the estimated future cost of providing retiree health and welfare benefits as an expense while employees render service. in 1993, the adoption of FAS 106 reduced earnings before income taxes by approximately $61,000.

       As of January 1, 1993, the Company's accumulated postretirement benefit obligation (the "transition obligation") totaled $692,000. The Company is amortizing the transition obligation over the remaining life expectancy of the participants (i.e., an annual rate of $57,000). During 1992, the Company's cost of providing postretirement health care benefits (accounted for on a cash basis) totaled $65,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following table presents the plan's funded status (in thousands of dollars):

                                                              DECEMBER 31,
                                                            ------------------
                                                            1994          1993
                                                            ----          ----
  Accumulated postretirement benefit obligation:
        Retirees                                          $  469       $   525
        Fully eligible active plan participants               13            16
        Other active plan participants                        39            48
                                                          ------       -------
                                                             521           589
  Unrecognized net gain                                      156           107
  Unrecognized transition obligation                        (578)         (635)
                                                          ------       -------


  Accrued postretirement benefit cost                     $   99       $    61
                                                          ======       =======
  Net postretirement benefit cost:
        Service cost                                      $    1       $     1
        Interest cost                                         41            54
        Net amortization and deferral                         46            57
                                                          ------       -------
  Net periodic postretirement benefit cost                $   88       $   112
                                                          ======       =======

       The weighted-average annual assumed rate of increase in the per capita cost of covered benefits for the prescription drug card program is 10.7% for 1995 and is assumed to decrease gradually to 6.45% in 2005. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company's program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in the health care cost trend rates. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.25% and 7.25% as of December 31, 1994 and 1993, respectively. The change in the discount rate at December 31, 1994, reflects the higher prevailing interest rates.

NOTE 10  --  INCOME TAXES

       Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by "Financial Accounting Standard No. 109, Accounting For Income Taxes" ("FAS 109"). The Company recorded a valuation allowance equal to 100% of its net deferred tax asset at January 1, 1993. As a result, the adoption of FAS 109 did not affect the Company's results for 1993. As permitted by FAS 109, prior year financial statements were not restated.

       In accordance with the provisions of FAS 109, at December 31, 1994 and 1993, the Company has recorded deferred tax assets and deferred tax liabilities. Deferred tax assets and liabilities recorded by the Company reflect the tax effects of loss carryforwards, tax credit carryforwards and temporary differences between the values of assets and liabilities for financial reporting purposes and income tax purposes. The tax effects of loss carryforwards, tax credit carryforwards and temporary differences existing at

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1994 and 1993 that gave rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands of dollars):

                                                                      DECEMBER 31,
                                                                   ------------------
                                                                   1994          1993
                                                                   ----          ----
    Deferred tax assets:
         Tax carryforwards:
            Operating loss carryforwards                        $   3,285     $   3,512
            Capital loss carryforwards                              2,313         2,313
            Investment tax credit carryforwards                       341           366
            Other tax credit carryforwards                            127           101
                                                                ---------     ---------
               Total tax carryforwards                              6,066         6,292

         Asset loss reserves                                          254           428
         Write-off of intangible assets                               -             347
         Tax inventory over book                                      375           414
         Deferred compensation liabilities                            111           111
         Vacation accruals                                            168           157
         Non-economic performance accruals                            179            84
         Deferred financing costs                                      58            77
         Other                                                         10             8
                                                                ---------     ---------
               Total deferred tax assets                            7,221         7,918
         Valuation allowance                                       (5,762)       (6,918)
                                                                ---------     ---------
               Net deferred tax assets                              1,459         1,000
    Deferred tax liabilities -- tax over book depreciation          1,459         1,000
                                                                ---------     ---------
               Net deferred taxes                                $      -     $       -
                                                                =========     =========


       Management of the Company believes, after reviewing the positive and negative evidence available with respect to the realization of its net deferred tax assets, that a valuation allowance equal to 100% of its net deferred tax asset is appropriate. In 1994 and 1993, the change in the valuation allowance was $1,156,000 and $835,000, respectively.

       At December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes of $8,319,000 that expire in the years 2004 through 2007. Capital loss carryforwards for federal income tax purposes totaled $6,802,000 at December 31, 1994 and expire in 1995 and 1996. For purposes of the Federal Alternative Minimum Tax, the Company essentially utilized all of its Alternative Minimum Tax operating loss carryforward during 1994.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate are summarized below (liability method of accounting in 1994 and 1993 and deferred method of accounting in 1992):

                                                   1994      1993       1992
                                                 ------    ------     ------
        Statutory federal income tax rate on
          income/(loss) before income taxes        34.0%     34.0%     (34.0)%
        Tax benefit not currently utilized           --        --       29.7
        Goodwill                                    4.5      12.6        2.4
        Other                                       1.8       4.4        1.9
        Current year NOL Utilization              (12.4)    (39.1)        --
        Current year temporary differences        (26.5)    (11.9)        --
                                                 ------    ------     ------

                Effective income tax rate           1.4%       --%        --%
                                                 ======    ======     ======

NOTE 11  --  INDUSTRY SEGMENTS

       Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customer specifications, close tolerance rubber and metal components. The Rubber Group manufactures silicone and organic rubber components for sale primarily to manufacturers of automobiles, automotive replacement parts and medical devices. The Metals Group manufactures metal components for sale primarily to manufacturers of automobiles, automotive replacement parts, industrial equipment, home appliances and business machines.

       During 1994, 1993 and 1992, net sales to automotive industry customers totaled $53,005,000, $45,213,000 and $34,596,000, respectively, which represented 59.9%, 60.3% and 53.1%, respectively, of the Company's total net sales. The Company's three largest customers accounted for 39.7% 39.2% and 36.2% of net sales during the same respective periods. One customer of the Company's Rubber Group accounted for 20.6%, 22.3% and 20.4% of the Company's total net sales during the same respective periods. In addition, one customer of the Metals Group accounted for 13.0%, 11.8% and 9.0% of the Company's total net sales during such respective periods. Loss of a significant amount of business from any of the Company's three largest customers could have a material adverse effect on the Company's business.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Information relating to the Company's industry segments is summarized below (in thousands of dollars):

                                                            1994          1993           1992
                                                           -------       --------       --------
NET SALES:
    Rubber Group                                         $  46,868      $  40,388      $  33,228
    Metals Group                                            41,664         34,588         31,973
                                                          --------       --------       --------
          NET SALES                                      $  88,532      $  74,976      $  65,201
                                                          ========       ========       ========
INCOME/(LOSS) FROM OPERATIONS:
    Rubber Group                                         $   3,860      $   3,942      $    (840)
    Metals Group                                             6,060          4,281          3,301
                                                          --------       --------       --------
       Subtotal                                              9,920          8,223          2,461
    Corporate expense                                        1,818          1,876          1,913
                                                          --------       --------       --------

       Income from operations                            $   8,102      $   6,347      $     548
                                                          ========       ========       ========

IDENTIFIABLE ASSETS:
    Rubber Group                                         $  42,013      $  31,986      $  27,728
    Metals Group                                            25,025         17,531         16,899
                                                          --------       --------       --------
       Subtotal                                             67,038         49,517         44,627
    Corporate                                                  358            466            957
                                                          --------       --------       --------

       Total identifiable assets                         $  67,396      $  49,983      $  45,584
                                                          ========       ========       ========

DEPRECIATION AND AMORTIZATON EXPENSES:
    Rubber Group                                         $   3,316      $   2,440      $   3,225
    Metals Group                                             1,510          1,602          1,562
                                                          --------       --------       --------
       Subtotal                                              4,826          4,042          4,787
    Corporate                                                  234            255            263
                                                          --------       --------       --------
       Total depreciation and amortization
         expenses                                        $   5,060      $   4,297      $   5,050
                                                          ========       ========       ========

CAPITAL EXPENDITURES:
    Rubber Group                                         $   8,651      $   5,046      $   1,377
    Metals Group                                             6,656          1,225            833
                                                          --------       --------       --------
       Subtotal                                             15,307          6,271          2,210
    Corporate                                                   12             17             25
                                                          --------       --------       --------

       Total capital expenditures                        $  15,319      $   6,288      $   2,235
                                                          ========       ========       ========

        During 1992, the Rubber Group's operating loss included $3,245,000 for the amortization and write-off of covenants not to compete.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  --  INCOME PER SHARE

       PRIMARY INCOME PER SHARE

       Primary income per share is based upon the weighted average number of common shares outstanding and, if dilutive, the common share equivalents outstanding during each period. The weighted average number of common and dilutive common equivalent shares used in the calculation of primary income per share totaled 4,209,000 in 1994 and 4,048,000 in each of 1993 and 1992. For purposes of the primary income per share calculations, net income for 1994 was reduced by (1) $47,000 of dividends on Redeemable Preferred Stock and (2) $45,000, the amount by which the payment made to effect the scheduled redemption of 450 shares of Redeemable Preferred Stock exceeded the par value of such shares. Net income for 1993 was reduced by (1) $176,000 of dividends on Redeemable Preferred Stock and (2) $135,000, the amount by which the payment made to effect the redemption of 1,350 shares of redeemable preferred stock exceeded the par value of such shares. Net income for 1992 was not reduced by preferred stock dividends or the redemption of preferred shares because the Company did not pay any such dividends and did not redeem any of such shares.

       FULLY DILUTED INCOME PER SHARE

       Fully diluted income per share is based upon the total of the weighted average number of common shares outstanding, the exercise or conversion of common share equivalents, if dilutive, as of the beginning of each period or, if later, their date of issuance and the conversion, as of the beginning of each period, of $1,000,000 principal amount of 14% Convertible Notes, if dilutive, into 440,000 shares of the Company's common stock. The weighted average number of common and dilutive common equivalent shares used in the calculation of fully diluted income per share totaled 4,666,000 in 1994 and 4,048,000 in each of 1993 and 1992. For purposes of the fully diluted income per share calculations, net income for 1994 and 1993 was reduced to reflect dividends on the Redeemable Preferred Stock and the amount by which payments made to effect the redemption of Redeemable Preferred Stock exceeded the par value of such shares. In addition, net income for 1994 was increased by $140,000, net of applicable income taxes, to reflect the pro forma elimination of interest expense on the 14% Convertible Notes. For 1993 and 1992, exercise or conversion of common stock equivalents and the conversion of the 14% Convertible Notes was not assumed because such exercise or conversion would have been antidilutive.

NOTE 13  --  COMMITMENTS AND CONTINGENCIES

       LEASES

       The Company is lessee under various leases relating to buildings and equipment. Total rent expense under operating leases aggregated $177,000, $89,000 and $85,000 for 1994, 1993 and 1992, respectively. As of December 31, 1994, future minimum lease commitments under non-cancelable operating leases were not significant for any year or in the aggregate.

       LEGAL ACTIONS

       The Company is subject to various claims and legal proceedings covering a wide range of matters that arose in the ordinary course of its business activities. In addition, the Company has been named a potentially responsible party or a third-party defendant, along with other companies, for certain waste disposal sites.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position of the Company.

NOTE 14  --  RELATED PARTIES

       The Chairman of the Board and the President of the Company are the two largest holders of the Company's common stock and are the holders of the 14% Notes.

       The Chairman and the President of the Company are partners of an investment banking firm which was retained by the Company to provide management and investment banking services through December 31, 1994, for an annual fee of $400,000 and additional compensation related to the Company's operating performance and for specific transactions completed by the Company with the assistance of the firm. The Company also has agreed to reimburse the firm for certain expenses. During 1994, the Company paid the firm aggregate fees in the amount of $678,000 (including $328,000 which the company had accrued at December 31, 1993 relating to the restructuring of the Company's debt in January 1994) and reimbursed it for direct and indirect expenses incurred by the Chairman of the Board and the President in an amount totaling $135,000. During each of 1993 and 1992, the Company paid the firm aggregate fees of $300,000 and reimbursed it for indirect expenses of $50,000.

       The Secretary of the Company, who is also a member of the Company's Board of Directors, is a stockholder of a professional corporation which is a partner in a law firm which serves as general counsel to the Company. During 1994, 1993 and 1992, the Company made payments to the law firm for legal services in the amounts of $364,000, $383,000 and $342,000, respectively. As of December 31, 1994 and 1993, outstanding accounts payable for legal services to the law firm totaled $36,000 and $67,000, respectively.

       A member of the Board of Directors of the Company is a member of the board of directors of an insurance brokerage firm which specializes in brokering commercial, life and accident insurance coverage and providing third party administration of health claims. After a competitive bidding process, the Company has from time to time secured large portions of its insurance coverage through this firm and purchased third party administrative services from this firm. During 1994, 1993 and 1992, the Company made cash payments to the brokerage firm for (1) insurance premiums, including commissions thereon, of $1,319,000, $1,518,000 and $1,794,000, respectively, and (2) administrative fees for services performed in connection with the administration of the Company's hospital and medical plans of $70,000, $76,000 and $85,000, respectively. As of December 31, 1994, and 1993, the Company did not have a balance due to or from the brokerage firm. As of December 31, 1992, the Company had a net refund due from the brokerage firm of approximately $65,000.

ITEM   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III


ITEM    10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by Item 10 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1995 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after December 31, 1994.


ITEM    11.  EXECUTIVE COMPENSATION

       Information required by Item 11 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1995 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1994.


ITEM    12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

       Information required by Item 12 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1995 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1994.


ITEM    13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required by Item 13 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1995 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1994.

                                    PART IV


Item   14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

       (A)   1.  FINANCIAL STATEMENTS

                 The consolidated financial statements of Lexington Precision Corporation are included in Part II, Item 8.

             2.  FINANCIAL STATEMENT SCHEDULES

                 Schedule II, Valuation and Qualifying Accounts and Reserves, is included in this Part IV, item 14, on page 49. All other schedules are omitted because the required information is not applicable, not material or included in the consolidated financial statements or notes thereto.

             3.  EXHIBITS


                 3-1      Articles of Incorporation and Restatement thereof

                 3-2      By-Laws, as amended

                 3-3      Certificate of Correction dated September 21, 1976

                 3-4      Certificate of Ownership and Merger dated May 24, 1977

                 3-5      Certificate of Ownership and Merger dated May 31, 1977

                 3-6      Certificate of Reduction of Capital dated December 30, 1977

                 3-7      Certificate of Retirement of Preferred Shares dated December 30, 1977

                 3-8      Certificate of Reduction of Capital dated December 28, 1978

                 3-9      Certificate of Retirement of Preferred Shares dated December 28, 1978

                 3-10     Certificate of Reduction of Capital dated January 9, 1979

                 3-11     Certificate of Reduction of Capital dated December 20, 1979

                 3-12     Certificate of Retirement of Preferred Shares dated December 20, 1979

                 3-13     Certificate of Reduction of Capital dated December 16, 1982

                 3-14     Certificate of Reduction of Capital dated December 17, 1982

                 3-15     Certificate of Amendment of Restated Certificate of Incorporation dated September 26, 1984

                 3-16     Certificate of Retirement of Stock dated September 24, 1986

                 3-17     Certificate of Amendment of Restated Certificate of Incorporation dated
                          November 21, 1986

                 3-18     Certificate of Retirement of Stock dated January 15, 1987

                 3-19     Certificate of Retirement of Stock dated February 22, 1988

                 3-20     Certificate of Amendment of Restated Certificate of Incorporation dated
                          January 6, 1989

                 3-21     Certificate of Retirement of Stock dated August 17, 1989

                 3-22     Certificate of Retirement of Stock dated January 9, 1990

                 3-23     Certificate of the Designations, Preferences and Relative Participating, Optional
                          and Other Special Rights of 12% Cumulative Convertible Exchangeable
                          Preferred Stock, Series C and the Qualifications, Limitations and Restrictions
                          thereof dated January 10, 1990

                 3-24     Certificate of Ownership and Merger dated April 25, 1990

                 3-25     Certificate of Elimination of 12% Cumulative Convertible Exchangeable
                          Preferred Stock, Series C, dated June 4, 1990

                 3-26     Certificate of Retirement of Stock dated March 6, 1991

                 3-27     Certificate of Retirement of Stock dated April 29, 1994

                 3-28     Certificate of Retirement of Stock dated January 6, 1995

                 4-1      Certificate of Designations, Preferences, Rights and Number of Shares of
                          Preferred Stock, Series B

                 4-2      Purchase Agreement dated as of February 7, 1985 between the Company and
                          L&D Precision Limited Partnership ("L&D Precision") and exhibits thereto

                 4-3      Amendment Agreement dated as of April 27, 1990 between the Company and
                          L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                 4-4      Recapitalization Agreement dated as of April 27, 1990 between the Company and L&D Woolens Limited Partnership ("Woolens") and exhibits thereto

                 4-5      Specimen of Junior Subordinated Convertible Increasing Rate Note due
                          May 1, 2000

                 4-6      Restructuring Agreement dated as of December 10, 1993 among the Company,
                          Warren Delano and Michael A. Lubin and exhibits thereto

                 4-7      Specimen of 14% Junior Subordinated Note due May 1, 2000

                 4-8      Indenture dated as of August 1, 1993 between the Company and IBJ Schroder
                          Bank & Trust Company, as Trustee

                 4-9      Specimen of 12-3/4% Senior Subordinated Note due February 1, 2000

                10-1      Purchase Agreement dated as of February 7, 1985 between the Company and
                          L&D Precision and exhibits thereto

                10-2      Amendment Agreement dated as of April 27, 1990 between the Company and
                          L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                10-3      *Lexington Precision Corporation Flexible Compensation Plan, as amended

                10-4      *1983 Incentive Stock Option Plan, as amended

                10-5      *1986 Restricted Stock Award plan, as amended

                10-6      *Lexington Precision Corporation Retirement & Savings Plan, as amended

                10-7      *Description of 1994 Compensation Arrangements with Lubin, Delano, &
                            Company

                10-8      *Lexington Precision Corporate Office 1994 Management Cash Bonus Plan

                10-9      *Lexington Precision Corporate Office 1995 Management Cash Bonus Plan

                10-10     Lease Agreement dated as of December 1, 1985 between the County of Monroe
                          Industrial Development Agency and the Company

                10-11     Consent and Amendment Letter Agreement between Chemical Bank of New
                          Jersey and the Company dated as of December 29, 1993

                10-12     Promissory Note dated November 30, 1988 of LCI payable to the order of Paul
                          H. Pennell in the original principal amount of $3,530,000

                10-13     Guaranty dated as of November 30, 1988 from the Company to Paul H. Pennell

                10-14     Amendment Agreement dated as of November 30, 1991 between LCI and Paul
                          H. Pennell

                10-15     Release and Notice Agreement dated as of March 31, 1993 between LCI and
                          Paul H. Pennell

                10-16     Standstill Agreement dated as of November 2, 1988 between Atlas Corporation and the Company

                10-17     Recapitalization Agreement dated as of april 27, 1990 between the Company and Woolens and exhibits thereto

                10-18     Accounts Financing Agreement [Security Agreement] dated as of January 11,
                          1990 between Congress Financial Corporation ("Congress") and the Company

                10-19     Accounts Financing Agreement [Security Agreement] dated as of January 11,
                          1990 between Congress and LCI

                10-20     Covenants Supplement to Accounts Financing Agreement [Security Agreement]
                          dated as of January 11, 1990 between Congress and the Company

                10-21     Covenants Supplement to Accounts Financing Agreement [Security Agreement]
                          dated as of January 11, 1990 between Congress and LCI

                10-22     Letter dated April 11, 1990 from the Company and Wise Die Casting, Inc. to
                          Congress

                10-23     Letter Agreement dated February 28, 1991 between the Company and Congress amending certain financing agreements and consent thereto of LCI

                10-24     Letter Agreement dated February 28, 1991 between LCI and Congress amending certain financing agreements and consent thereto of the Company

                10-25     Letter Agreement dated January 14, 1994 between the Company and Congress amending certain financing agreements and consent thereto of LCI

                10-26     Letter Agreement dated January 14, 1994 between LCI and Congress amending certain financial agreements and consent thereto of the Company

                10-27     Letter Agreement dated March 25, 1994 between Congress and the Company, and consent thereto of LCI

                10-28     Letter Agreement dated March 25, 1994 between Congress and LCI, and consent thereto of the Company

                10-29     Letter Agreement dated as of August 1, 1994 between the Company and
                          Congress amending certain financing agreements and consent thereto of LCI

                10-30     Letter Agreement dated as of August 1, 1994 between LCI and Congress amending certain financing agreements and consent thereto of the Company

                10-31     Trade Financing Agreement Supplement to Accounts Financing Agreement
                          [Security Agreement] dated as of July 19, 1994 between the Company and
                          Congress

                10-32     Letter Agreement dated January 13, 1995 between LCI and Congress amending certain financing agreements and consent thereto of the Company

                10-33     Term Promissory Note dated January 13, 1995 from LCI in favor of Congress

                10-34     Letter Agreement dated January 31, 1995 between the Company and Congress amending certain financing agreements and consent thereto of LCI

                10-35     Second Amended and Restated Promissory Note dated January 31, 1995 from the Company in favor of Congress

                10-36     Letter Agreement dated January 31, 1995 between LCI and Congress amending certain financing agreements and consent thereto of the Company

                10-37     Second Amended and Restated Promissory Note dated January 31, 1995 from
                          LCI in favor of Congress

                10-38     Restructuring Agreement dated as of December 10, 1993 among the Company,
                          Warren Delano and Michael A. Lubin and exhibits thereto

                10-39     Consent and Amendment letter Agreement between Chemical Bank of New
                          Jersey and the Company dated as of December 30, 1994

                21-1      Subsidiary of Registrant

                23-1      Consent of Ernst & Young LLP

                27-1      **Financial Data Schedule

             * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(a)(3).

             ** Not deemed filed for purposes of section 11 of the Securities
                Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any regulation statement to which such exhibit relates.

             Note: Pursuant to section (b)(4)(iii) of item 601 of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission upon request documents defining the rights of other holders of long-term debt.

       (b)   Reports on Form 8-K:

             On February 2, 1995, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated
             January 31, 1995 which stated, among other things, that the Company had amended its Working Capital Facility with its Working Capital Lender.

                                        LEXINGTON PRECISION CORPORATION

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            (THOUSANDS OF DOLLARS)

                                          BALANCE AT       CHARGED TO        DEDUCTIONS         BALANCE
                                          BEGINNING         COSTS AND           FROM             AT END
                                          OF PERIOD         EXPENSES          RESERVES         OF PERIOD
                                          ----------        --------          --------         ---------
             ALLOWANCE FOR
           DOUBTFUL ACCOUNTS
           -----------------
      Year ended December 31, 1994       $      159         $     20         $       5         $     174

      Year ended December 31, 1993              181               25                47               159

      Year ended December 31, 1992              164               44                27               181

           INVENTORY RESERVES
           ------------------
      Year ended December 31, 1994       $      337         $     92         $      62         $     367

      Year ended December 31, 1993              281               57                 1               337

      Year ended December 31, 1992              243               81                43               281


                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LEXINGTON PRECISION CORPORATION
                                         ---------------------------------------
                                                      (Registrant)

                                         By: /s/ Warren Delano
                                             -----------------------------------
                                             Warren Delano,
                                             President

March 29, 1995

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1995:

PRINCIPAL EXECUTIVE OFFICERS:

/s/ Michael A. Lubin
-------------------------------------------------------
Michael A. Lubin, Chairman of the Board

/s/ Warren Delano
--------------------------------------------------------
Warren Delano, President and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Dennis J. Welhouse
------------------------------------------------------
Dennis J. Welhouse, Senior Vice President
  and Chief Financial Officer

DIRECTORS:

/s/ William B. Conner
------------------------------------------------------
William B. Conner, Director

/s/ Kenneth I. Greenstein
-----------------------------------------------------
Kenneth I. Greenstein, Secretary and
  Director

/s/ Arnold W. MacAlonan
--------------------------------------------------
Arnold W. MacAlonan, Director

/s/ Phillips E. Patton
----------------------------------------------------------
Phillips E. Patton, Director

                                 EXHIBIT INDEX


Exhibit

Number    Exhibit
------    -------
                                                         Location
                                                         --------
3-1       Articles of Incorporation and Restatement      Incorporated by reference from Exhibit 3-1 to the
          thereof                                        Company's Form 10-K for the year ended May 31, 1981
                                                         located under Securities and Exchange Commission File
                                                         No. 0-3252 ("1981 10-K")


3-2       By-laws, as amended                            Incorporated by reference from Exhibit 3-2 to the
                                                         Company's Form 10-K for the year ended December 31,
                                                         1991 located under Securities and Exchange Commission
                                                         File No. 0-3252 ("1991 10-K")


3-3       Certificate of Correction dated September      Incorporated by reference from Exhibit 3-3 to the
          21, 1976                                       Company's Form 10-K for the year ended May 31, 1983
                                                         located under Securities and Exchange Commission File
                                                         No. 0-3252 ("1983 10-K")


3-4       Certificate of Ownership and Merger dated      Incorporated by reference from Exhibit 3-4 to
          May 24, 1977                                   1983 10-K


3-5       Certificate of Ownership and Merger dated      Incorporated by reference from Exhibit 3-5 to
          May 31, 1977                                   1983 10-K


3-6       Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-6 to
          December 30, 1977                              1983 10-K


3-7       Certificate of Retirement of Preferred         Incorporated by reference from Exhibit 3-7 to
          Shares dated December 30, 1977                 1983 10-K


3-8       Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-8 to
          December 28, 1978                              1983 10-K


3-9       Certificate of Retirement of Preferred         Incorporated by reference from Exhibit 3-9 to
          Shares dated December 28, 1978                 1983 10-K


3-10      Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-10 to 1983
          January 9, 1979                                10-K



3-11      Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-11 to 1983
          December 20, 1979                              10-K



3-12      Certificate of Retirement of Preferred         Incorporated by reference from Exhibit 3-12 to 1983
          Shares dated December 20, 1979                 10-K



3-13      Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-13 to 1983
          December 16, 1982                              10-K



3-14      Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-14 to 1983 10-K
          December 17, 1982


3-15             Certificate of Amendment of Restated           Incorporated by reference from Exhibit 3-15 to the
                 Certificate of Incorporation dated September   Company's Form 10-K for the year ended May 31, 1985
                 26, 1984                                       located under Securities and Exchange Commission File
                                                                No. 0-3252

3-16             Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 4-3 to the
                 September 24, 1986                             Company's Registration Statement on Form S-2 located
                                                                under Securities and Exchange Commission File No.
                                                                33-9380 ("1933 Act Registration Statement")

3-17             Certificate of Amendment of Restated           Incorporated by reference from Exhibit 3-17 to the
                 Certificate of Incorporation Dated             Company's Form 10-K for the year ended May 31, 1987
                 November 21, 1986                              located under Securities and Exchange Commission File
                                                                No. 0-3252

3-18             Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 4-5 to Amendment
                 January 15, 1987                               No. 1 to 1933 Act Registration Statement

3-19             Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-19 to the
                 February 22, 1988                              Company's Form 10-K for the year ended May 31, 1989
                                                                located under Securities and Exchange Commission File
                                                                No. 0-3252 ("May 31, 1989 10-K")

3-20             Certificate of Amendment of Restated           Incorporated by reference from Exhibit 3-20 to May 31,
                 Certificate of Incorporation dated             1989 10-K
                 January 6, 1989

3-21             Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-21 to May 31,
                 August 17, 1989                                1989 10-K

3-22             Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-22 to the
                 January 9, 1990                                Company's Form 10-K for the seven months ended
                                                                December 31, 1989 located under Securities and
                                                                Exchange Commission File No. 0-3252
                                                                ("December 31, 1989 10-K")

3-23             Certificate of the Designations, Preferences   Incorporated by reference from Exhibit 3-1 to the
                 and Relative Participating, Optional and       Company's Form 10-Q for the quarter ended November 30,
                 Other Special Rights of 12% Cumulative         1989 located under Securities and Exchange Commission
                 Convertible Exchangeable Preferred Stock,      File No. 0-3252 ("November 30, 1989 10-Q")
                 Series C and the Qualifications, Limitations
                 and Restrictions thereof dated January 10,
                 1990

3-24             Certificate of Ownership and Merger dated      Incorporated by reference from Exhibit 3-24 to December
                 April 25, 1990                                 31, 1989 10-K


3-25             Certificate of Elimination of 12% Cumulative   Incorporated by reference from Exhibit 3-25 to the
                 Convertible Exchangeable Preferred Stock,      Company's Form 10-K for the year ended December 31,
                 Series C, dated June 4, 1990                   1990 located under Securities and Exchange Commission
                                                                File No. 0-3252 ("1990 10-K")

3-26             Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-26 to 1990
                 March 6, 1991                                  10-K

3-27             Certificate of Retirement of Stock dated       Filed with this Form 10-K
                 April 29, 1994

3-28             Certificate of Retirement of Stock dated       Filed with this Form 10-K
                 January 6, 1995

4-1              Certificate of Designations, Preferences,      Incorporated by reference from Exhibit 3-3 to 1981 10-K
                 Rights and Number of Shares of Preferred
                 Stock, Series B

4-2              Purchase Agreement dated as of February 7,     Incorporated by reference from Exhibit 4-1 to the
                 1985 between the Company and L&D Precision     Company's Form 8-K dated February 7, 1985 (date of
                 Limited Partnership ("L&D Precision") and      earliest event reported) located under Securities and
                 exhibits thereto                               Exchange Commission File No. 0-3252

4-3              Amendment Agreement dated as of April 27,      Incorporated by reference from Exhibit 10-2 to 1990 10-K
                 1990 between the Company and L&D Precision
                 with respect to Purchase Agreement dated as
                 of February 7, 1985

4-4              Recapitalization Agreement dated as of         Incorporated by reference from Exhibit 4-10 to December
                 April 27, 1990 between the Company and         31, 1989 10-K
                 L&D Woolens Limited Partnership ("Woolens")
                 and exhibits thereto

4-5              Specimen of Junior Subordinated Convertible    Incorporated by reference from Exhibit 4-11 to December
                 Increasing Rate Note Due May 1, 2000           31, 1989 10-K

4-6              Restructuring Agreement dated as of December   Incorporated by reference from Exhibit 10-2 to the
                 10, 1993 among the Company, Warren Delano      Company's Form 8-K dated December 10, 1993 (date of
                 and Michael A. Lubin and exhibits thereto      earliest event reported) located under Securities and
                                                                Exchange Commission File No. 0-3252

4-7              Specimen of 14% Junior Subordinated Note due   Included in Exhibit 4-6 hereto
                 May 1, 2000


4-8              Indenture dated as of August 1, 1993 between   Incorporated by reference from Exhibit 4-2 to the
                 the Company and IBJ Schroder Bank & Trust      Company's Form 8-K dated January 18, 1994 (date of
                 Company, as Trustee                            earliest event reported) located under Securities and
                                                                Exchange Commission File No. 0-3252


4-9              Specimen of 12-3/4% Senior Subordinated Note   Included in Exhibit 4-8 hereto
                 due February 1, 2000

10-1             Purchase Agreement dated as of February 7,     See Exhibit 4-2 hereto
                 1985 between the Company and L&D Precision
                 and exhibits thereto


10-2             Amendment Agreement dated as of April 27,      See Exhibit 4-3 hereto
                 1990 between the Company and L&D Precision
                 with respect to Purchase Agreement dated as
                 of February 7, 1985


10-3             Lexington Precision Corporation Flexible       Incorporated by reference from Exhibit 10-3 to 1991 10-K
                 Compensation Plan, as amended


10-4             1983 Incentive Stock Option Plan, as amended   Incorporated by reference from Exhibit 10-37 to
                                                                December 31, 1989 10-K


10-5             1986 Restricted Stock Award Plan, as amended   Incorporated by reference from Exhibit 10-38 to
                                                                December 31, 1989 10-K


10-6             Lexington Precision Corporation Retirement     Incorporated by reference from Exhibit 10-9 to 1991 10-K
                 and Savings Plan, as amended


10-7             Description of 1994 Compensation               Filed with this Form 10-K
                 Arrangements with Lubin, Delano & Company


10-8             Lexington Precision Corporate Office 1994      Filed with this Form 10-K
                 Management Cash Bonus Plan


10-9             Lexington Precision Corporate Office 1995      Filed with this Form 10-K
                 Management Cash Bonus Plan

10-10            Lease Agreement dated as of December 1, 1985   Incorporated by reference from Exhibit 10-22 to the
                 between the County of Monroe Industrial        Company's Form 10-K for the year ended May 31, 1986
                 Development Agency and the Company             located under Securities and Exchange Commission File
                                                                No. 03252


10-11            Consent and Amendment Letter Agreement         Incorporated by reference from Exhibit 10-1 to the
                 between Chemical Bank of New Jersey and the    Company's Form 8-K dated December 30, 1993 (date of
                 Company dated as of December 29, 1993          earliest event reported) located under Securities and
                                                                Exchange Commission File No. 0-3252


10-12            Promissory Note dated November 30, 1988 of     Incorporated by reference from Exhibit 10-32 to May 31,
                 LCI payable to the order of Paul H. Pennell    1989 10-K
                 in the original principal amount of
                 $3,530,000


10-13            Guaranty dated as of November 30, 1988 from    Incorporated by reference from Exhibit 10-33 to May 31,
                 the Company to Paul H. Pennell                 1989 10-K


10-14            Amendment Agreement dated as of November 30,   Incorporated by reference from Exhibit 10-28 to 1991
                 1991 between LCI and Paul H. Pennell           10-K


10-15            Release and Notice Agreement dated as of       Incorporated by reference from Exhibit 10-40 to the
                 March 31, 1993 between LCI and Paul H.         Company's Form 10-K for the year ended December 31,
                 Pennell                                        1992 located under Securities and Exchange Commission
                                                                File No. 0-3252

10-16            Standstill Agreement dated as of November 2,   Incorporated by reference from Exhibit 10-49 to May 31,
                 1988 between Atlas Corporation and the         1989 10-K
                 Company


10-17            Recapitalization Agreement dated as of April   See Exhibit 4-4 hereto
                 27, 1990 between the Company and Woolens and
                 exhibits thereto


10-18            Accounts Financing Agreement [Security         Incorporated by reference from Exhibit 4-2 to November
                 Agreement] dated as of January 11, 1990        30, 1989 10-Q
                 between Congress Financial Corporation
                 ("Congress") and the Company

10-19            Accounts Financing Agreement [Security         Incorporated by reference from Exhibit 4-3 to November
                 Agreement] dated as of January 11, 1990        30, 1989 10-Q
                 between Congress and LCI

10-20            Covenants Supplement to Accounts Financing     Incorporated by reference from Exhibit 10-49 to 1990
                 Agreement [Security Agreement] dated as of     10-K
                 January 11, 1990 between Congress and the
                 Company

10-21            Covenants Supplement to Accounts Financing     Incorporated by reference from Exhibit 10-50 to 1990
                 Agreement [Security Agreement] dated as of     10-K
                 January 11, 1990 between Congress and LCI


10-22            Letter dated April 11, 1990 from the Company   Incorporated by reference from Exhibit 10-51 to 1990
                 and Wise to Congress                           10-K


10-23            Letter Agreement dated February 28, 1991       Incorporated by reference from Exhibit 10-54 to 1990
                 between the Company and Congress amending      10-K
                 certain financing agreements and consent
                 thereto of LCI

10-24            Letter Agreement dated February 28, 1991       Incorporated by reference from Exhibit 10-56 to 1990
                 between LCI and Congress amending certain      10-K
                 financing agreements and consent thereto of
                 the Company


10-25            Letter Agreement dated January 14, 1994        Incorporated by reference from Exhibit 10-26 to the
                 between the Company and Congress amending      Company's Form 10-K for the year ended December 31,
                 certain financing agreements and consent       1993 located under Securities and Exchange Commission
                 thereto of LCI                                 File No. 0-3252 ("1993 10-K")


10-26            Letter Agreement dated January 14, 1994        Incorporated by reference from Exhibit 10-27 to 1993
                 between LCI and Congress amending certain      10-K
                 financing agreements and consent thereto of
                 the Company

10-27            Letter Agreement dated March 25, 1994          Incorporated by reference from Exhibit 10-30 to 1993
                 between Congress and the Company, and          10-K
                 consent thereto of LCI


10-28            Letter Agreement dated March 25, 1994          Incorporated by reference from Exhibit 10-31 to 1993
                 between Congress and LCI, and consent          10-K
                 thereto of the Company


10-29            Letter Agreement dated as of August 1, 1994    Incorporated by reference from Exhibit 10-1 to the
                 between the Company and Congress amending      Company's Form 10-Q for the quarter ended September 30,
                 certain financing agreements and consent       1994 located under Securities and Exchange Commission
                 thereto of LCI                                 File No. 0-3252 ("September 30, 1994 10-Q")


10-30            Letter Agreement dated as of August 1, 1994    Incorporated by reference from Exhibit 10-2 to
                 between LCI and Congress amending certain      September 30, 1994 10-Q
                 financing agreements and consent thereto of
                 the Company


10-31            Trade Financing Agreement Supplement to        Incorporated by reference from Exhibit 10-3 to
                 Accounts Financing Agreement [Security         September 30, 1994 10-Q
                 Agreement] dated as of July 19, 1994 between
                 the Company and Congress

10-32            Letter Agreement dated January 13, 1995        Filed with this Form 10-K
                 between LCI and Congress amending certain
                 financing agreements and consent thereto of
                 the Company


10-33            Term Promissory Note dated January 13, 1995    Filed with this Form 10-K
                 from LCI in favor of Congress


10-34            Letter Agreement dated January 31, 1995        Filed with this Form 10-K
                 between the Company and Congress amending
                 certain financing agreements and consent
                 thereto of LCI

10-35            Second Amended and Restated Promissory Note    Filed with this Form 10-K
                 dated January 31, 1995
                 from the Company in favor of Congress

10-36            Letter Agreement dated January 31, 1995        Filed with this Form 10-K
                 between LCI and Congress amending certain
                 financing agreements and consent thereto of
                 the Company


10-37            Second Amended and Restated Promissory Note    Filed with this Form 10-K
                 dated January 31, 1995 from LCI in favor of
                 Congress


10-38            Restructuring Agreement dated as of December   See Exhibit 4-6 hereto
                 10, 1993 among the Company, Warren Delano
                 and Michael A. Lubin and exhibits thereto

10-39            Consent and Amendment Letter Agreement         Filed with this Form 10-K
                 between Chemical Bank of New Jersey and the
                 Comnpany dated as of December 30, 1994

21-1             Subsidiary of Registrant                       Incorporated by reference from Exhibit 22-1 to 1991 10-K


23-1             Consent of Ernst & Young LLP                   Filed with this Form 10-K

27-1             Financial Data Schedule                        Filed with this Form 10-K