Form 10-Q
period 1995-03-31
LEXINGTON PRECISION CORP
filed 1995-05-15
CIK 12570

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-3252


                        LEXINGTON PRECISION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                   22-1830121
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    767 THIRD AVENUE, NEW YORK, NY                      10017
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)               (ZIP CODE)

                                 (212) 319-4657
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                 REPORT DATE)


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

       COMMON STOCK, $.25 PAR VALUE -- 4,203,036 SHARES AS OF MAY 8, 1995 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
               COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

===============================================================================

                        LEXINGTON PRECISION CORPORATION



                               TABLE OF CONTENTS




                                                                                                           PAGE
                                                                                                           ----
PART I.  Financial Information

   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

PART II.  Other Information

   Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                        LEXINGTON PRECISION CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                     MARCH 31,       DECEMBER 31,
                                                                       1995              1994
                                                                     ---------       ------------
ASSETS:

Current assets:
    Cash                                                              $     71         $     79
    Accounts receivable                                                 13,973           12,478
    Inventories                                                          8,780            8,237
    Prepaid expenses and other current assets                            2,130            1,958
                                                                       -------          -------
        Total current assets                                            24,954           22,752
                                                                       -------          -------

Property, plant and equipment:
    Land                                                                   823              823
    Buildings                                                           12,496           12,274
    Equipment                                                           49,020           46,516
                                                                       -------          -------
                                                                        62,339           59,613
     Less accumulated depreciation                                      28,199           27,019
                                                                       -------          -------
         Property, plant and equipment, net                             34,140           32,594
                                                                       -------          -------

Excess of cost over net assets of businesses acquired, net               9,963           10,041
                                                                       -------          -------


Other assets, net                                                        2,933            2,009
                                                                       -------          -------

                                                                      $ 71,990         $ 67,396
                                                                       =======          =======





See notes to consolidated financial statements.                                    (Continued)


                        LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                       MARCH 31,        DECEMBER 31,
                                                                         1995               1994
                                                                       ---------        ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                                 $   9,490          $  10,489
     Accrued expenses                                                     5,648              6,289
     Short-term debt                                                      9,973              5,052
     Current portion of long-term debt                                    2,906              2,599
                                                                       --------           --------
          Total current liabilities                                      28,017             24,429
                                                                       --------           --------


Long-term debt, excluding current portion                                49,825             49,627
                                                                       --------           --------
Redeemable preferred stock, $100 par value, at
  redemption value                                                        1,110              1,110
Less excess of redemption value over par value                              555                555
                                                                       --------           --------
    Redeemable preferred stock, at par value                                555                555
                                                                       --------           --------

Stockholders' deficit:
    Common stock, $.25 par value, 10,000,000 shares
      authorized, 4,348,951 shares issued                                 1,087              1,087
    Additional paid-in-capital                                           12,648             12,659
    Accumulated deficit                                                 (19,774)           (20,593)
    Cost of common stock in treasury, 145,915 shares                       (368)              (368)
                                                                       --------           --------
         Total stockholders' deficit                                     (6,407)            (7,215)
                                                                       --------           --------

                                                                      $  71,990          $  67,396
                                                                       ========           ========





See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                       1995              1994
                                                                       ----              ----
Net sales                                                           $  27,074         $  21,266
                                                                     --------          --------

Costs and expenses:
     Cost of sales                                                     21,541            17,086
     Selling and administrative expenses                                2,620             2,245
                                                                     --------          --------
          Total costs and expenses                                     24,161            19,331
                                                                     --------          --------


Income from operations                                                  2,913             1,935

Interest expense                                                        1,810             1,464
                                                                     --------          --------

Income before income taxes                                              1,103               471

Provision for income taxes                                                284                 8
                                                                     --------          --------

Net income                                                          $     819         $     463
                                                                     ========          ========



Net income per primary and fully diluted common share:

     Primary                                                        $     .19         $     .11
                                                                     ========          ========

     Fully diluted                                                  $     .18         $     .11
                                                                     ========          ========





See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                           1995               1994
                                                                           ----               ----
OPERATING ACTIVITIES:

     Net income                                                        $    819          $    463
     Adjustments to reconcile net income to net cash
       provided/(used) by operating activities:
          Depreciation and amortization                                   1,438             1,078
          Changes in operating assets and liabilities which
            provided/(used) cash:
               Receivables                                               (1,495)           (1,461)
               Inventories                                                 (543)             (146)
               Prepaid expenses and other current assets                   (172)             (301)
               Accounts payable                                            (999)            2,272
               Accrued expenses                                            (641)           (1,970)
          Other                                                             -                 165
                                                                        -------           -------
               Net cash provided/(used) by operating activities          (1,593)              100
                                                                        -------           -------

INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                          (2,723)           (2,775)
     Decrease/(increase) in equipment deposits, net                        (675)              195
     Sales of property, plant and equipment                                 -                 241
     Other                                                                 (256)              -
                                                                        -------           -------
               Net cash used by investing activities                     (3,654)           (2,339)
                                                                        -------           -------

FINANCING ACTIVITIES:

     Net proceeds from short-term borrowings                              4,921               901
     Proceeds from issuance of long-term debt                             1,000             5,468
     Repayment of long-term debt                                           (504)           (4,152)
     Preferred stock redemption and dividends                               (11)              (74)
     Issuance of common stock                                               -                 144
     Other                                                                 (167)              -
                                                                        -------           -------
               Net cash provided by financing activities                  5,239             2,287
                                                                        -------           -------

Net increase/(decrease) in cash                                              (8)               48
Cash at beginning of period                                                  79                33
                                                                        -------           -------

Cash at end of period                                                  $     71          $     81
                                                                        =======           =======


See notes to consolidated  financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The significant accounting policies followed by Lexington Precision Corporation (the "Company") are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1994, which was filed with the Securities and Exchange Commission. Unless the context otherwise requires, all references to the "Company" in this quarterly report on Form 10-Q shall be to Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Components, Inc.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995 and the Company's results of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. All such adjustments were of a normal recurring nature. Certain amounts in the consolidated financial statements for 1994 have been reclassified to conform to the presentation for 1995.

      The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

NOTE 2 -- INVENTORIES

      Inventories as of March 31, 1995 and December 31, 1994 are summarized below (in thousands of dollars):

                                             MARCH 31,        DECEMBER 31,
                                                1995              1994
                                             ---------        ------------
  Finished goods                             $   2,579         $   2,696
  Work in process                                2,711             2,285
  Raw materials and purchased parts              3,490             3,256
                                              --------          --------

                                             $   8,780         $   8,237
                                              ========          ========

NOTE 3 -- SHORT-TERM DEBT

      As of March 31, 1995 and December 31, 1994, short-term debt consisted of revolving loans outstanding under the Company's borrowing arrangement (the "Working Capital Facility") with its working capital lender (the "Working Capital Lender"). As of March 31, 1995, $1,000,000 of revolving loans were classified as long-term debt because they were refinanced by a term loan in April 1995. (For additional information regarding the Working Capital Facility, see Note 5 -- Long-Term Debt.)

NOTE 4 -- ACCRUED EXPENSES

      As of March 31, 1995 and December 31, 1994, accrued expenses included accrued interest expense of $705,000 and $1,716,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 -- LONG-TERM DEBT

      Long-term debt as of March 31, 1995 and December 31, 1994 is summarized below (in thousands of dollars):

                                                                    MARCH 31,       DECEMBER 31,
                                                                      1995              1994
                                                                    ---------       ------------
 Term loans outstanding under the Working Capital Facility,
    payable in monthly installments through 2002                    $ 15,941         $  15,296
 12% Term Note, payable in monthly installments through 2000           2,972             3,078
 Industrial Revenue Bond, 75% of the Prime Rate, payable in
    monthly installments through 2000                                    573               598
 12-3/4% Senior Subordinated Notes, due 2000                          31,656            31,647
 14% Junior Subordinated Convertible Notes, due 2000                   1,000             1,000
 14% Junior Subordinated Non-Convertible Notes, due 2000                 347               347
 Other                                                                   242               260
                                                                     -------           -------

        Total long-term debt                                          52,731            52,226
        Less current portion                                           2,906             2,599
                                                                     -------           -------

             Total long-term debt, excluding current portion        $ 49,825         $  49,627
                                                                     =======          ========

      WORKING CAPITAL FACILITY

      The Working Capital Facility, which expires in January 1998, enables the Company to borrow up to $40,000,000, subject to availability formulas set by the Working Capital Lender. Interest is charged on loans outstanding under the Working Capital Facility at either the Prime Rate plus 1% or the London Interbank Offered Rate plus 3-1/4%. The Working Capital Facility includes a revolving line of credit, term loans and an equipment line of credit. The Company classifies loans outstanding under the revolving line of credit as short-term debt; however, as of March 31, 1995, $1,000,000 of loans under the revolving line of credit were classified as long-term debt because they were refinanced by a term loan in April 1995. The equipment line of credit, totaling $11,300,000, can be used to finance a portion of the purchase price of new equipment through new term loans which will be payable in equal monthly principal installments through 2002. As of May 8, 1995, the Company had borrowings of $25,230,000 outstanding under the Working Capital Facility and had approximately $3,214,000 of unused availability, without giving effect to additional availability under the revolving line of credit which would result from future borrowings under the equipment line of credit to refinance equipment purchases presently financed under the revolving line of credit.

      Under the terms of the Working Capital Facility, the Company is required, among other things, to maintain at all times working capital, exclusive of amounts borrowed under the Working Capital Facility which are classified as current liabilities, of not less than $1,000,000 and net worth of not less than negative $9,500,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Amounts outstanding under the Working Capital Facility are collateralized by substantially all of the accounts receivable, inventory, equipment and other personal property and certain real property of the Company.

      12-3/4% SENIOR SUBORDINATED NOTES

      The 12-3/4% Senior Subordinated Notes, due February 1, 2000 (the "12-3/4% Senior Subordinated Notes"), are unsecured obligations of the Company, redeemable at the option of the Company, in whole or in part, at a declining premium over the principal amount thereof.

NOTE 6 -- PROVISION FOR INCOME TAXES

      As of March 31, 1995 and December 31, 1994, the Company's net deferred tax assets were entirely offset by a valuation allowance. There was no material change in the components of the deferred tax assets, the deferred tax liabilities or the valuation allowance during the first quarter of 1995.

      The income tax provisions otherwise recognizable during the first quarters of 1995 and 1994 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards. The income tax provision recorded for the quarter ended March 31, 1995 was calculated using the estimated annual effective tax rate (primarily attributable to federal alternative minimum taxes) for the year ending December 31, 1995.

NOTE 7 -- INCOME PER SHARE

      The weighted average number of common and dilutive common equivalent shares used in the computation of primary net income per share was 4,228,000 and 4,141,000 for the three months ended March 31, 1995 and 1994, respectively. The weighted average number of common and dilutive common equivalent shares used in the computation of fully diluted net income per share was 4,668,000 and 4,581,000 for the three months ended March 31, 1995 and 1994, respectively.

      For purposes of the income per share calculation, during the three months ended March 31, 1995, net income was reduced by dividends of $11,000 paid to the holders of the Company's $8 Cumulative Convertible Preferred Stock, Series B (the "Redeemable Preferred Stock"), and by $11,000, which represented one-fourth of the amount by which the payment to be made to effect the scheduled redemption of 450 shares of Redeemable Preferred Stock on November 30, 1995 will exceed the par value of such shares. During the three months ended March 31, 1994, net income was reduced by dividends of $12,000 paid to the holders of Redeemable Preferred Stock and by $11,000, which represented one-fourth of the amount by which the payment made to effect the scheduled redemption of 450 shares of Redeemable Preferred Stock on November 30, 1994 exceeded the par value of such shares.

      During the quarter ended March 31, 1995, fully diluted income per share reflected the pro forma conversion of $1,000,000 principal amount of the Company's 14% Junior Subordinated Convertible Notes, due May 1, 2000 (the "14% Convertible Notes"), into 440,000 shares of common stock of the Company, with income being increased on a pro forma basis to reflect the elimination of interest expense on the 14% Convertible Notes, net of applicable income taxes. During the quarter ended March 31, 1994, fully

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


diluted income per share did not reflect the pro forma conversion of the 14% Convertible Notes into common stock because the conversion was not dilutive.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

      The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, the Company has been named a potentially responsible party or a third-party defendant, along with other companies, for certain waste disposal sites. Each of these matters is subject to various uncertainties and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customers' specifications, high tolerance rubber and metal components. The Rubber Group manufactures silicone and organic rubber components for sale primarily to manufacturers of automobiles, automotive replacement parts and medical devices. The Metals Group manufactures metal components for sale primarily to manufacturers of automobiles, automotive replacement parts, industrial equipment, home appliances and business machines.

RESULTS OF OPERATIONS -- FIRST QUARTER OF 1995 VERSUS FIRST QUARTER OF 1994

      The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods. In addition, because the Company's business is highly dependent upon the level of activity in the automotive industry, any material reduction in the level of activity in that industry may have a material adverse effect on the Company's results of operations.

      NET SALES

      A summary of the net sales of the Rubber Group and the Metals Group for the first quarters of 1995 and 1994 follows (dollar amounts in thousands):

                              THREE MONTHS ENDED
                                  MARCH 31,
                             --------------------     PERCENTAGE
                             1995            1994      INCREASE
                             ----            ----      --------
Rubber Group              $  15,688       $  10,298      52.3%
Metals Group                 11,386          10,968       3.8
                           --------        --------     -----
                          $  27,074       $  21,266      27.3%
                           ========        ========     =====


      The increase in net sales of the Rubber Group was primarily the result of increased sales of cable and connector seals for automotive wire harnesses and electrical insulators for ignition wire harnesses and increased sales of tooling. Although sales to TRW Vehicle Safety Systems, Inc. ("TRW VSSI") of the highest dollar volume component part sold by the Metals Group declined by approximately 21%, such decline was more than offset by increased sales of other component parts to TRW VSSI and other customers.

      COST OF SALES

      A summary of the cost of sales (in thousands of dollars and as a percentage of net sales) for the Rubber Group and the Metals Group follows:

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                                  1995                  1994
                                 ------                ------
Rubber Group               $ 12,420     79.2%    $   8,605    83.6%
Metals Group                  9,121     80.1         8,481    77.3
                            -------    -----     ---------   -----
                           $ 21,541     79.6%    $  17,086    80.3%
                           ========    =====     =========   =====

      Cost of sales of the Rubber Group as a percentage of net sales decreased to 79.2% during the first quarter of 1995 from 83.6% during the first quarter of 1994. During the first quarter of 1995, material costs as a percentage of net sales increased because of increased tooling sales, which generally have higher material cost as a percentage of net sales, direct labor costs as a percentage of net sales decreased primarily because of the purchase of new equipment and the installation of improved manufacturing processes, and factory overhead expense as a percentage of net sales decreased primarily because factory overhead expenses grew at a slower rate than sales. Included in factory overhead expenses during the first quarter was $183,000 of costs and expenses associated with the start-up of the Rubber Group's new manufacturing facility in LaGrange, Georgia.

      Cost of sales of the Metals Group as a percentage of net sales increased to 80.1% during the first quarter of 1995 from 77.3% during the first quarter
of 1994.   During the first quarter of 1995, reduced material costs as a percentage of net sales were more than offset by increased factory overhead expense as a percentage of net sales. Although net sales of the Metals Group were 3.8% greater during the first quarter of 1995 than during the first quarter of 1994, increases in indirect labor, repairs and maintenance, depreciation expense and other factory overhead expenses resulted in a quarter to quarter increase in factory overhead expense of 15.0%.

      SELLING AND ADMINISTRATIVE EXPENSES

      A summary of the selling and administrative expenses for the Rubber Group, the Metals Group and the Corporate Office follows (dollar amounts in thousands):

                              THREE MONTHS ENDED
                                  MARCH 31,
                             --------------------     PERCENTAGE
                             1995            1994      INCREASE
                             ----            ----      --------
Rubber Group              $   1,010       $     729      38.5%
Metals Group                    957             863      10.9
Corporate Office                653             653       -
                           --------        --------     -----
                          $   2,620       $   2,245      16.7%
                           ========        ========     =====

      Selling and administrative expenses of the Rubber Group increased primarily as a result of the addition of sales and administrative personnel and related relocation and recruiting costs.

      INTEREST EXPENSE

      Interest expense totaled $1,810,000 during the first quarter of 1995, an increase of $346,000 compared to the first quarter of 1994. This increase was caused by an increase of $11,884,000 in average borrowings outstanding under the Working Capital Facility and an increase in the rate of interest charged on borrowings outstanding under the Working Capital Facility due to increases in short-term interest rates which more than offset interest rate reductions negotiated by the Company.

      PROVISION FOR INCOME TAXES

      As of March 31, 1995 and December 31, 1994, the Company's net deferred tax assets were entirely offset by a valuation allowance. There was no material change in the components of the deferred tax assets, the deferred tax liabilities or the valuation allowance during the first quarter of 1995.

The income tax provisions otherwise recognizable during the first quarters of 1995 and 1994 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards. The income tax provision recorded for the quarter ended March 31, 1995 was calculated using the estimated annual effective tax rate (primarily attributable to federal alternative minimum taxes) for the year ending December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      OPERATING ACTIVITIES

      During the first quarter of 1995, net cash used by the operating activities of the Company totaled $1,593,000. Cash was used to fund an increase of $2,038,000 in accounts receivable and inventories resulting from increased sales and orders during the first quarter of 1995. Also during the first quarter of 1995, the Company reduced accounts payable by $999,000, as more funding was made available under the Company's revolving line of credit, and reduced accrued expenses by $641,000, primarily because of the payment, on February 1, 1995, of the semi-annual interest payment in the amount of $2,022,000 on the 12-3/4% Senior Subordinated Notes.

      Net working capital declined by $1,386,000 primarily because capital expenditures were financed with increased short-term borrowings under the Working Capital Facility. It is the Company's intention to refinance a portion of such borrowings with term loans under the equipment line of credit which is available as part of the Working Capital Facility.

      INVESTING ACTIVITIES

      During the first quarter of 1995, the investing activities of the Company used $3,654,000 of cash. During the quarter, the Company made $2,723,000 of capital expenditures, primarily for equipment, and deposits in the net amount of $675,000 for the purchase of new equipment. During the first quarter of 1995, capital expenditures attributable to the Rubber Group and the Metals Group totaled $2,130,000 and $593,000, respectively. The Company presently expects that capital expenditures will total approximately $19,000,000 during 1995, which will be comprised of approximately $3,000,000 for the construction or improvement of manufacturing facilities and approximately $16,000,000 for
the purchase of equipment.   As of March 31, 1995, the Company had commitments
outstanding for capital expenditures totaling approximately $8,200,000.

      FINANCING ACTIVITIES

      During the first quarter of 1995, the financing activities of the Company provided $5,239,000 of cash, primarily from increased borrowings under the Working Capital Facility.

      The Company operates with high financial leverage. During the first quarter of 1995, the aggregate indebtedness of the Company, excluding trade payables, increased by $5,426,000 to $62,704,000. During 1995, the cash interest and principal payments required under the terms of the Company's loan agreements are currently expected to total $7,600,000 and $2,900,000, respectively.


      The Company finances its operations primarily through the Working Capital Facility, which expires in January 1998. The Company's maximum borrowing availability under the Working Capital Facility is $40,000,000, subject to availability formulas set by the Working Capital Lender. As of March 31, 1995, the Company had outstanding under the Working Capital Facility term loans of $15,941,000, payable in equal monthly installments through 2002, and revolving loans of $9,973,000 which mature in January 1998. As of March 31, 1995, $1,000,000 of revolving loans were classified as long-term debt because they were refinanced by a term loan in April 1995. There is also available under the Working Capital Facility an equipment line of credit of $11,300,000, which can be used to finance a portion of the purchase price of new equipment through term loans which will be payable in equal monthly installments through February 2002. The balance of the $40,000,000 facility is available for revolving loans, subject to availability formulas set by the Working Capital Lender. As of May 8, 1995, the Company had approximately $3,214,000 of unused availability under the Working Capital Facility, without giving effect to additional availability under the revolving line of credit which would result from future borrowings under the equipment line of credit to refinance equipment purchases presently financed under the revolving line of credit. Amounts outstanding under the Working Capital Facility are collateralized by substantially all of the accounts receivable, inventory, equipment and other personal property, and certain real property of the Company.

      Based upon the Company's present business plan, the achievement of which cannot be assured, the Company believes that, for the foreseeable future, anticipated borrowings under the Working Capital Facility and cash generated from operations should be adequate to meet its presently anticipated working capital, capital expenditure and debt service requirements. If cash flow from operations or availability under the Working Capital Facility fall below expectations, the Company's capital expenditure program will be reduced or delayed.

      DEPENDENCE ON LARGE CUSTOMERS

      During the first quarter of 1995, the Company's three largest customers accounted for 38.8% of the Company's total net sales. The Company has limited ability to predict the volume and pricing of orders from such customers. Loss of all or a major portion of the business of any of the Company's three largest customers would have a material adverse effect on the Company's operations.

      ACQUISITIONS

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

ENVIRONMENTAL MATTERS

      The Company has been named as one of numerous potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") for restoration costs at three waste disposal sites, as a third-party defendant in cost recovery actions initiated by the Environmental Protection Agency pursuant to applicable sections of CERCLA and as a defendant or potential defendant in various other legal matters. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion and, although there can be no assurance as to the outcome of existing or potential litigation, in the event such litigation were commenced, based upon the information currently available to the Company, the Company believes that the outcome of such actions would not have a material adverse effect upon its financial position.

                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             In December 1993, Kingston Oil Supply Corp. ("Kingston") commenced a third party action against, among others, the Company's subsidiary, Lexington Components, Inc. ("LCI"), in New York Supreme Court, Ulster County, alleging that LCI had manufactured a defective gasket used in a furnace which leaked oil and caused damage to a party who has sued Kingston seeking $2,000,000 in compensatory damages plus punitive damages. Kingston sought contribution or indemnification from LCI and other third party defendants with respect to any judgment awarded against Kingston. LCI asserted a crossclaim in this action against the customer for whom LCI manufactured the gasket, seeking indemnification in the event LCI were held liable in the action. In April 1995, all claims which had been asserted against LCI in this action were discontinued with prejudice and LCI was dismissed from the suit.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    The following exhibits are filed herewith:

             10-1 Term Promissory Note dated April 26, 1995 from Lexington Components, Inc. in favor of Congress Financial Corporation

             27-1     **Financial Data Schedule

             ** Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.

      (b)    REPORTS OF FORM 8-K

             During the first quarter of 1995, the Company filed a report on Form 8-K, dated February 2, 1995, with the Securities and Exchange Commission, stating that the Company and the Working Capital Lender had amended the Working Capital Facility.

                        LEXINGTON PRECISION CORPORATION
                                   FORM 10-Q
                                 MARCH 31, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LEXINGTON PRECISION CORPORATION
                                                  (Registrant)


May 9, 1995                             By: /s/  Michael A. Lubin
- -----------                                 --------------------------------
   Date                                     Michael A. Lubin
                                            Chairman of the Board


May 9, 1995                             By:  /s/  Warren Delano
- -----------                                  -------------------------------
   Date                                      Warren Delano
                                             President


May 9, 1995                             By:  /s/  Dennis J. Welhouse
- -----------                                  -------------------------------
   Date                                      Dennis J. Welhouse
                                             Senior Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number           Exhibit                                        Location
- ------           -------                                        --------
10-1             Term Promissory Note dated April 26, 1995      Filed with this Form 10-Q
                 from Lexington Components, Inc. in favor of
                 Congress Financial Corporation

27-1            Financial Data Schedule                         Filed with this Form 10-Q