Form 10-Q
period 1995-06-30
LEXINGTON PRECISION CORP
filed 1995-08-14
CIK 12570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

    COMMON STOCK, $.25 PAR VALUE -- 4,228,036 SHARES AS OF AUGUST 10, 1995 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
               COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                        LEXINGTON PRECISION CORPORATION

                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I.  Financial Information

   Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART II.  Other Information

   Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . 18

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        LEXINGTON PRECISION CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                        JUNE 30,        DECEMBER 31,
                                                                         1995              1994
                                                                        --------         -----------
ASSETS:

Current assets:
    Cash                                                                $    58           $    79
    Accounts receivable                                                  13,685            12,478
    Inventories                                                           9,922             8,237
    Prepaid expenses and other current assets                             1,950             1,958
                                                                        -------           -------
        Total current assets                                             25,615            22,752
                                                                        -------           -------
Property, plant and equipment:
    Land                                                                    916               823
    Buildings                                                            12,617            12,274
    Equipment                                                            51,764            46,516
                                                                        -------           -------
                                                                         65,297            59,613
    Less accumulated depreciation                                        28,106            27,019
                                                                        -------           -------
        Property, plant and equipment, net                               37,191            32,594
                                                                        -------           -------
Excess of cost over net assets of businesses acquired, net                9,884            10,041
                                                                        -------           -------
Other assets, net                                                         3,053             2,009
                                                                        -------           -------
                                                                        $75,743           $67,396
                                                                        =======           =======


See notes to consolidated financial statements.                                        (Continued)

                        LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                       JUNE 30,          DECEMBER 31,
                                                                         1995                1994
                                                                       --------          ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
    Accounts payable                                                   $ 11,220            $ 10,489
    Accrued expenses                                                      7,691               6,289
    Short-term debt                                                       8,575               5,052
    Current portion of long-term debt                                     3,105               2,599
                                                                       --------            --------
        Total current liabilities                                        30,591              24,429
                                                                       --------            --------
Long-term debt, excluding current portion                                49,905              49,627
                                                                       --------            --------
Redeemable preferred stock, $100 par value,
  at redemption value                                                     1,110               1,110
Less excess of redemption value over par value                              555                 555
                                                                       --------            --------
    Redeemable preferred stock, at par value                                555                 555
                                                                       --------            --------
Stockholders' deficit:
    Common stock, $.25 par value, 10,000,000 shares
      authorized, 4,348,951 shares issued                                 1,087               1,087
    Additional paid-in-capital                                           12,615              12,659
    Accumulated deficit                                                 (18,705)            (20,593)
    Cost of common stock in treasury, 120,915 and 145,915
      shares, respectively                                                 (305)               (368)
                                                                       --------            --------
         Total stockholders' deficit                                     (5,308)             (7,215)
                                                                       --------            --------
                                                                       $ 75,743            $ 67,396
                                                                       ========            ========


See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                          ----------------------       ---------------------
                                                            1995          1994          1995          1994
                                                          -------        -------       -------       -------
Net sales                                                 $26,433        $21,724       $53,507       $42,990
                                                          -------        -------       -------       -------
Costs and expenses:
     Cost of sales                                         21,249         17,075        42,790        34,161
     Selling and administrative expenses                    2,514          2,393         5,134         4,638
                                                          -------        -------       -------       -------
          Total costs and expenses                         23,763         19,468        47,924        38,799
                                                          -------        -------       -------       -------
Income from operations                                      2,670          2,256         5,583         4,191

Interest expense                                            1,857          1,530         3,667         2,994

Other income                                                  641            336           641           336
                                                          -------        -------       -------       -------
Income before income taxes                                  1,454          1,062         2,557         1,533

Provision for income taxes                                    383             21           667            29
                                                          -------        -------       -------       -------
Net income                                                $ 1,071        $ 1,041       $ 1,890       $ 1,504
                                                          =======        =======       =======       =======
Net income per common share:

    Primary                                               $   .25        $   .24       $   .44       $   .35
                                                          =======        =======       =======       =======
    Fully diluted                                         $   .23        $   .23       $   .40       $   .33
                                                          =======        =======       =======       =======





See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         --------------------------
                                                                          1995               1994
                                                                         -------            -------
OPERATING ACTIVITIES:

    Net income                                                           $ 1,890            $ 1,504
    Adjustments to reconcile net income to net cash
       provided/(used) by operating activities:
         Depreciation and amortization                                     3,007              2,303
         Gain on sale of property, plant and equipment                      (641)               -
         Gain on sale of marketable securities                               -                 (336)
         Changes in operating assets and liabilities which
          provided/(used) cash:
            Receivables                                                   (1,207)            (2,077)
            Inventories                                                   (1,685)              (772)
            Prepaid expenses and other current assets                          8               (978)
            Accounts payable                                                 731              2,895
            Accrued expenses                                               1,402               (438)
         Other                                                               -                  167
                                                                         -------            -------
                Net cash provided by operating activities                  3,505              2,268
                                                                         -------            -------

INVESTING ACTIVITIES:

    Purchases of property, plant and equipment                            (7,378)            (5,834)
    Increase in deposits relating to equipment purchases                    (722)              (187)
    Proceeds from sales of property, plant and equipment                     970                246
    Proceeds from sale of marketable equity securities                       -                  338
    Other                                                                   (457)              (194)
                                                                         -------            -------
                Net cash used by investing activities                     (7,587)            (5,631)
                                                                         -------            -------
FINANCING ACTIVITIES:

    Net proceeds from short-term borrowings                                3,523                -
    Proceeds from issuance of long-term debt                               2,300              8,134
    Repayments of long-term debt                                          (1,534)            (4,611)
    Other                                                                   (228)                84
                                                                         -------            -------
                Net cash provided by financing activities                  4,061              3,607
                                                                         -------            -------
Net increase/(decrease) in cash                                              (21)               244
Cash at beginning of period                                                   79                 33
                                                                         -------            -------
Cash at end of period                                                    $    58            $   277
                                                                         =======            =======


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The significant accounting policies followed by Lexington Precision Corporation (the "Company") are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1994, which was filed with the Securities and Exchange Commission. Unless the context otherwise requires, all references to the "Company" in this quarterly report on Form 10-Q shall be to Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Components, Inc. ("LCI").

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 1995, the Company's consolidated results of operations for the three- month and six-month periods ended June 30, 1995 and 1994 and the Company's consolidated cash flows for the six-month periods ended June 30, 1995 and 1994. All such adjustments were of a normal recurring nature. Certain amounts in the consolidated financial statements for 1994 have been reclassified to conform to the presentation for 1995.

      The results of operations for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

NOTE 2 --  INVENTORIES

      Inventories as of June 30, 1995 and December 31, 1994 are summarized below (in thousands of dollars):

                                                            June 30,         December 31,
                                                             1995               1994
                                                            --------         -----------
          Raw materials and purchased parts                  $3,577            $3,256
          Work in process                                     2,984             2,285
          Finished goods                                      3,361             2,696
                                                             ------            ------
                                                             $9,922            $8,237
                                                             ======            ======

NOTE 3  --  SHORT-TERM DEBT

      As of June 30, 1995 and December 31, 1994, short-term debt consisted of borrowings under the revolving line of credit available under the Company's borrowing arrangement (the "Working Capital Facility") with its working capital lender (the "Working Capital Lender"). (For additional information regarding the Working Capital Facility, see Note 5 -- Long-Term Debt.)

NOTE 4 -- ACCRUED EXPENSES

      As of June 30, 1995 and December 31, 1994, accrued expenses included accrued interest expense of $1,717,000 and $1,716,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- LONG-TERM DEBT

      Long-term debt as of June 30, 1995 and December 31, 1994 is summarized below (in thousands of dollars):

                                                                          June 30,       December 31,
                                                                           1995              1994
                                                                          -------        -----------
      Term loans outstanding under the Working Capital Facility,
         payable in monthly installments through 2002                     $16,365           $15,296
      12% Term Note, payable in monthly installments through 2000           2,863             3,078
      Industrial Revenue Bond, 75% of the Prime Rate, payable in
         monthly installments through 2000                                    548               598
      12-3/4% Senior Subordinated Notes, due 2000                          31,665            31,647
      14% Junior Subordinated Convertible Notes, due 2000                   1,000             1,000
      14% Junior Subordinated Non-Convertible Notes, due 2000                 347               347
      Other                                                                   222               260
                                                                          -------           -------
             Total long-term debt                                          53,010            52,226
             Less current portion                                           3,105             2,599
                                                                          -------           -------
                  Total long-term debt, excluding current portion         $49,905           $49,627
                                                                          =======           =======

      WORKING CAPITAL FACILITY

      The Working Capital Facility, which expires in January 1998, enables the Company to borrow up to $40,000,000, subject to availability formulas set by the Working Capital Lender. Interest is charged on loans outstanding under the Working Capital Facility at either the Prime Rate plus 1% or the London Interbank Offered Rate plus 3-1/4%. The Working Capital Facility includes a revolving line of credit, term loans and an equipment line of credit. The Company classifies loans outstanding under the revolving line of credit as short-term debt. The unused portion of the equipment line of credit, which totaled $10,000,000 at June 30, 1995, can be used to finance a portion of the purchase price of new equipment through new term loans which will be payable in equal monthly principal installments through 2002. As of August 10, 1995, the Company had borrowings of $26,321,000 outstanding under the Working Capital Facility and had approximately $1,523,000 of unused availability.

      Under the terms of the Working Capital Facility, the Company is required, among other things, to maintain net working capital of not less than $1,000,000, exclusive of amounts borrowed under the Working Capital Facility which are classified as current liabilities, and net worth of not less than negative $9,500,000.

      Amounts outstanding under the Working Capital Facility are collateralized by substantially all of the personal property of the Company, including, accounts receivable, inventory and equipment, and certain real property of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      12-3/4% SENIOR SUBORDINATED NOTES

      The 12-3/4% Senior Subordinated Notes, due February 1, 2000, are unsecured obligations of the Company, redeemable at the option of the Company, in whole or in part, at a declining premium over the principal amount thereof.

NOTE 6 -- PROVISION FOR INCOME TAXES

      As of June 30, 1995 and December 31, 1994, the Company's net deferred tax assets were entirely offset by a valuation allowance.

      The income tax provisions otherwise recognizable during the three and six months ended June 30, 1995 and 1994 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards. The income tax provisions recorded for the three and six months ended June 30, 1995 were calculated using the projected annual effective tax rate (primarily attributable to federal alternative minimum taxes) for the year ending December 31, 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7 -- INCOME PER SHARE

        The calculation of primary and fully diluted income per share for the three- and six-month periods ended June 30, 1995 and 1994 are set forth below (in thousands, except per share amounts):

                                                                        THREE MONTHS                SIX MONTHS
                                                                           ENDED                      ENDED
                                                                          JUNE 30,                   JUNE 30,
                                                                   --------------------        -------------------
                                                                     1995         1994           1995        1994
                                                                   -------      -------        -------     -------
PRIMARY NET INCOME PER COMMON SHARE:

     Weighted average common shares outstanding during period        4,214        4,202          4,209       4,159
     Common stock equivalents -  incentive stock options                26           25             26          25
                                                                   -------      -------        -------     -------
          Weighted average common and common equivalent shares       4,240        4,227          4,235       4,184
                                                                   =======      =======        =======     =======

     Net Income                                                    $ 1,071      $ 1,041        $ 1,890     $ 1,504
     Preferred Stock Dividends                                         (11)         (12)           (22)        (24)
     Pro rata portion of the excess of the redemption cost over
       the par value of preferred stock redeemed                       (11)         (11)           (22)        (22)
                                                                   -------      -------        -------     -------
           Income for primary income per share calculation         $ 1,049      $ 1,018        $ 1,846     $ 1,458
                                                                   =======      =======        =======     =======
               Primary net income per common share                 $   .25      $   .24        $   .44     $   .35
                                                                   =======      =======        =======     =======
FULLY DILUTED NET INCOME PER COMMON SHARE:

     Weighted average common shares outstanding during period        4,228        4,203          4,228       4,192
     Pro forma conversion of 14% Junior Subordinated
       Convertible Notes                                               440          440            440         440
     Common stock equivalents - incentive stock options                 26           25             26          25
                                                                   -------      -------        -------     -------
          Weighted average common and common equivalent shares       4,694        4,668          4,694       4,657
                                                                   =======      =======        =======     =======

     Net Income                                                    $ 1,071      $ 1,041        $ 1,890     $ 1,504
     Preferred Stock Dividends                                         (11)         (12)           (22)        (24)
     Pro rata portion of the excess of the redemption cost over
        the par value of preferred stock redeemed                      (11)         (11)           (22)        (22)
     Pro forma elimination of interest expense on the 14%
        Junior Subordinated Convertible Notes, net of applicable
        income taxes                                                    26           35             52          70
                                                                   -------      -------        -------     -------
           Income for fully diluted income per share calculation   $ 1,075      $ 1,053        $ 1,898     $ 1,528
                                                                   =======      =======        =======     =======
               Fully diluted net income per common share           $   .23      $   .23        $   .40     $   .33
                                                                   =======      =======        =======     =======



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 -- SALE OF EXTRUDED AND LATHE-CUT PRODUCTS DIVISION

      On June 30, 1995, the Company sold the inventory, equipment and manufacturing facility of the Extruded and Lathe-Cut Products Division of LCI for cash and the assumption by the purchaser of certain liabilities, which resulted in a pre-tax gain of $578,000 which is included in other income. During 1994, the Extruded and Lathe-Cut Products Division had net sales of approximately $2,600,000, which represented approximately 3% of the Company's consolidated net sales.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

      The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, the Company has been named a potentially responsible party or a third-party defendant, along with other companies, with respect to certain waste disposal sites. Each of these matters is subject to various uncertainties and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position of the Company.

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

      The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods. In addition, because the Company's business is materially affected by the level of activity in the automotive industry, any material reduction in the level of activity in that industry may have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS -- SECOND QUARTER OF 1995 VERSUS SECOND QUARTER OF 1994

      NET SALES

      A summary of the net sales of the Rubber Group and the Metals Group for the second quarters of 1995 and 1994 follows (dollar amounts in thousands):

                                        THREE MONTHS ENDED
                                             JUNE 30,
                                      -----------------------   PERCENTAGE
                                       1995            1994      INCREASE
                                      -------         -------   ----------
          Rubber Group                $15,923         $11,662      36.5%
          Metals Group                 10,510          10,062       4.5
                                      -------         -------      ----
                                      $26,433         $21,724      21.7%
                                      =======         =======      ====


      The increase in net sales of the Rubber Group was primarily the result of increased sales of cable and connector seals for automotive wire harnesses, electrical insulators for ignition wire harnesses, medical components and tooling. Although sales by the Metals Group of a single component to TRW Vehicle Safety Systems, Inc. ("TRW VSSI") declined by $1,150,000, or 48%, the decline was more than offset by increased sales of other metal components to other customers, which consisted primarily of die castings.

      COST OF SALES
      A summary of the cost of sales for the Rubber Group and the Metals Group follows (in thousands of dollars and as a percentage of net sales of each Group):

                                          THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------
                                           1995                  1994
                                     ----------------       ---------------
         Rubber Group                $13,016     81.7%      $ 9,418    80.8%
         Metals Group                  8,233     78.3         7,657    76.1
                                     -------     ----       -------    ----
                                     $21,249     80.4%      $17,075    78.6%
                                     =======     ====       =======    ====

      Cost of sales of the Rubber Group as a percentage of Rubber Group net sales increased to 81.7% during the second quarter of 1995 from 80.8% during the second quarter of 1994. During the second quarter of 1995, material costs as a percentage of net sales increased because of increased sales of tooling, which generally have higher material costs as a percentage of net sales. Increased material costs as a percentage of net sales were offset by
(1) reduced direct labor costs as a percentage of net sales, primarily because of the purchase of new equipment and the installation of improved manufacturing processes, and (2) reduced factory overhead expenses as a percentage of net sales, primarily because factory overhead expenses grew at a slower rate than sales. Although factory overhead expenses as a percentage of net sales decreased during the second quarter, the reduction was partially offset by startup expenses and production inefficiencies incurred at the Rubber Group's new facility in LaGrange, Georgia.

      Cost of sales of the Metals Group as a percentage of Metals Group net sales increased to 78.3% during the second quarter of 1995 from 76.1% during
the second quarter of 1994.   During the second quarter of 1995, material costs
as a percentage of net sales increased primarily because of higher aluminum and zinc prices and increased sales of tooling, which generally have higher material costs as a percentage of net sales. Factory overhead expenses as a percentage of net sales increased because of increased costs associated with the installation of new equipment and reduced absorption of fixed factory overhead expenses due to a decrease in net sales at the Company's Arizona facility.

      SELLING AND ADMINISTRATIVE EXPENSES

      A summary of the selling and administrative expenses for the Rubber Group, the Metals Group and the Corporate Office follows (dollar amounts in thousands):

                                      THREE MONTHS ENDED
                                           JUNE 30,
                                     ----------------------     PERCENTAGE
                                     1995            1994        INCREASE
                                     ------          ------     ----------
        Rubber Group                 $1,061          $  974         8.9%
        Metals Group                    887             837         6.0
        Corporate Office                566             582        (2.7)
                                     ------          ------         ---
                                     $2,514          $2,393         5.1%
                                     ======          ======         ===

      As a percentage of Rubber Group net sales, selling and administrative expenses fell to 6.7% during the second quarter of 1995 from 8.4% during the second quarter of 1994, primarily because most selling and administrative expenses grew at a slower rate than net sales and because of reduced legal expenses. As a percentage of Metals Group net sales, selling and administrative expenses increased slightly to 8.4% during the second quarter of 1995 from 8.3% during the second quarter of 1994.

      INTEREST EXPENSE

      Interest expense totaled $1,857,000 during the second quarter of 1995, an increase of $327,000 compared to the second quarter of 1994. This increase was caused by an increase of $11,900,000 in average borrowings outstanding under the Company's borrowing arrangement (the "Working Capital Facility") with its working capital lender (the "Working Capital Lender") and an increase in the average rate of interest charged on borrowings outstanding under the Working Capital Facility due to increases in short-term interest rates.

      OTHER INCOME

      On June 30, 1995, the Company sold the inventory, equipment and manufacturing facility of the Extruded and Lathe-Cut Products Division of LCI for cash and the assumption by the purchaser of certain liabilities, which resulted in a pre-tax gain of $578,000. During 1994, the Extruded and Lathe-Cut Products Division had net sales of approximately $2,600,000, which represented approximately 3% of the Company's consolidated net sales. In addition, during the second quarter of 1995, the Company realized a pretax gain on the sale of several other pieces of equipment in the amount of $63,000.

      PROVISION FOR INCOME TAXES

      As of June 30, 1995 and December 31, 1994, the Company's net deferred tax assets were entirely offset by a valuation allowance.

      The income tax provisions otherwise recognizable during the second quarters of 1995 and 1994 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards. The income tax provision recorded for the second quarter of 1995 was calculated using the projected annual effective tax rate (primarily attributable to federal alternative minimum taxes) for the year ending December 31, 1995.

RESULTS OF OPERATIONS -- FIRST HALF OF 1995 VERSUS FIRST HALF OF 1994

      NET SALES

      A summary of the net sales of the Rubber Group and the Metals Group for the first halves of 1995 and 1994 follows (dollar amounts in thousands):

                                        SIX MONTHS ENDED
                                            JUNE 30,
                                     -----------------------      PERCENTAGE
                                      1995            1994         INCREASE
                                     -------         -------      ----------
         Rubber Group                $31,611         $21,960          43.9%
         Metals Group                 21,896          21,030           4.1
                                     -------         -------          ----
                                     $53,507         $42,990          24.5%
                                     =======         =======          ====

      The increase in net sales of the Rubber Group was primarily the result of increased sales of cable and connector seals for automotive wire harnesses, electrical insulators for ignition wire harnesses, medical components and tooling. Although sales by the Metals Group of a single component to TRW VSSI declined by $1,780,000, or 33%, the decline was more than offset by increased sales of other metal components to other customers, which consisted primarily of die castings.

      COST OF SALES

      A summary of the cost of sales for the Rubber Group and the Metals Group follows (in thousands of dollars and as a percentage of net sales of each Group):

                                           SIX MONTHS ENDED JUNE 30,
                                     --------------------------------------
                                           1995                  1994
                                     ----------------       ---------------
         Rubber Group                $25,436     80.5%      $18,023    82.1%
         Metals Group                 17,354     79.3        16,138    76.7
                                     -------     ----       -------    ----
                                     $42,790     80.0%      $34,161    79.5%
                                     =======     ====       =======    ====

      Cost of sales of the Rubber Group as a percentage of Rubber Group net sales decreased to 80.5% during the first half of 1995 from 82.1% during the first half of 1994. During the first half of 1995, material costs as a percentage of net sales increased because of increased sales of tooling, which generally have higher material costs as a percentage of net sales. Increased material costs as a percentage of net sales were offset by (1) reduced direct labor costs as a percentage of net sales, primarily because of the purchase of new equipment and the installation of improved manufacturing processes, and
(2) reduced factory overhead expense as a percentage of net sales, primarily because factory overhead expenses grew at a slower rate than sales. Although factory overhead expenses as a percentage of net sales decreased during the first half of 1995, the reduction was partially offset by startup expenses and production inefficiencies incurred at the Rubber Group's new facility in LaGrange, Georgia.

      Cost of sales of the Metals Group as a percentage of Metals Group net sales increased to 79.3% during the first half of 1995 from 76.7% during the first half of 1994. During the first half of 1995, material costs increased slightly as a result of an increase in sales of tooling, which generally have higher material costs as a percentage of net sales. Factory overhead expenses as a percentage of net sales increased because of increased costs associated with the installation of new equipment and reduced absorption of fixed factory overhead expenses due to a decrease in net sales at the Company's Arizona facility.

      SELLING AND ADMINISTRATIVE EXPENSES

      A summary of the selling and administrative expenses for the Rubber Group, the Metals Group and the Corporate Office follows (dollar amounts in thousands):

                                      SIX MONTHS ENDED
                                          JUNE 30,
                                   ----------------------      PERCENTAGE
                                    1995            1994        INCREASE
                                   ------          ------      ----------
      Rubber Group                 $2,071          $1,703         21.6%
      Metals Group                  1,844           1,700          8.5
      Corporate Office              1,219           1,235         (1.3)
                                   ------          ------         ----
                                   $5,134          $4,638         10.7%
                                   ======          ======         ====

      Selling and administrative expenses of the Rubber Group increased primarily as a result of the addition of sales and administrative personnel and increased relocation costs. As a percentage of Rubber Group net sales, selling and administrative expenses fell from 7.8% of net sales during the first half of 1994 to 6.6% during the first half of 1995. As a percentage of Metals Group net sales, selling and administrative expenses increased from 8.1% during the first half of 1994 to 8.4% during the first half of 1995.

      INTEREST EXPENSE

      Interest expense totaled $3,667,000 during the first half of 1995, an increase of $673,000 compared to the first half of 1994. This increase was caused by an increase of $11,700,000 in average borrowings outstanding under the Working Capital Facility and an increase in the average rate of interest charged on borrowings outstanding under the Working Capital Facility due to increases in short-term interest rates.

      OTHER INCOME

      On June 30, 1995, the Company sold the inventory, equipment and manufacturing facility of the Extruded and Lathe-Cut Products Division of LCI for cash and the assumption by the purchaser of certain liabilities, which resulted in a pre-tax gain of $578,000. During 1994, the Extruded and Lathe-Cut Products Division had net sales of approximately $2,600,000, which represented approximately 3% of the Company's consolidated net sales. In addition, during the second quarter of 1995, the Company realized a pretax gain on the sale of several other pieces of equipment in the amount of $63,000.

      PROVISION FOR INCOME TAXES

      As of June 30, 1995 and December 31, 1994, the Company's net deferred tax assets were entirely offset by a valuation allowance.

      The income tax provisions otherwise recognizable during the first halves of 1995 and 1994 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards. The income tax provision recorded for the first half of 1995 was calculated using the projected annual effective tax rate (primarily attributable to federal alternative minimum taxes) for the year ending December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      OPERATING ACTIVITIES

      During the first half of 1995, net cash provided by the operating activities of the Company totaled $3,505,000. During the first half of 1995, $2,892,000 of cash was used to fund increased levels of accounts receivable and inventories resulting primarily from increased levels of sales and orders. During the first half of 1995, cash was provided from increases in accounts payable and accrued expenses of $731,000 and $1,402,000, respectively, resulting primarily from increased sales volume. At June 30, 1995, the Company's trade accounts payable included approximately $4,020,000 relating to the purchase of new equipment and tooling, a decrease from $4,325,000 at December 31, 1994. The Company has generated cash flow from operations by extending payment periods on certain trade payables, in order to partially finance its capital expenditure program. At June 30, 1995, accrued expenses included increased accruals for employee compensation and related taxes and benefits caused by the higher levels of business. In addition, with the utilization of substantially all of the Company's alternative minimum tax loss carryforwards in 1994, the Company has recorded substantially higher accruals for alternative minimum taxes during 1995.

      Net working capital declined during the first half of 1995 by $3,299,000 primarily because capital expenditures were financed with increased short-term borrowings under the Working Capital Facility and increased accounts payable.

      INVESTING ACTIVITIES

      During the first half of 1995, the investing activities of the Company used $7,587,000 of cash. The Company made $7,378,000 of capital expenditures, primarily for equipment, and increased by $722,000 its deposits for the purchase of new equipment. During the first half of 1995, capital expenditures attributable to the Rubber Group and the Metals Group totaled $5,836,000 and $1,542,000, respectively. The Company presently estimates that capital expenditures will total approximately $23,000,000 during 1995, including approximately $6,000,000 for the construction or improvement of manufacturing facilities and approximately $17,000,000 for the purchase of equipment. As of June 30, 1995, the Company had commitments outstanding for capital expenditures totaling approximately $10,400,000.

      FINANCING ACTIVITIES

      During the first half of 1995, the financing activities of the Company provided $ 4,061,000 of cash, primarily from increased borrowings under the Working Capital Facility. The Company operates with high financial leverage. During the first half of 1995, the aggregate indebtedness of the Company, excluding trade payables, increased by $4,307,000 to $61,585,000. During 1995, the cash interest and principal payments required under the terms of the Company's loan agreements are currently expected to total approximately $7,400,000 and $3,009,000, respectively.

      The Company finances its operations primarily through the Working Capital Facility, which expires in January 1998. The Company's maximum borrowing availability under the Working Capital Facility is $40,000,000, subject to availability formulas set by the Working Capital Lender. The Working Capital Facility includes a revolving line of credit, term loans and an equipment line of credit. The Company classifies loans outstanding under the revolving line of credit as short-term debt. The unused portion of the equipment line of credit, $10,000,000 as of June 30, 1995, can be used to finance a portion of qualifying new equipment purchases through term loans which will be payable in equal monthly installments through February 2002. The balance of the $40,000,000 facility is available for revolving loans, subject to availability formulas set by the Working Capital Lender. The Company has commenced discussions with the Working Capital Lender to increase the availability under the Working Capital Facility by increasing the Company's advance rates on inventory and equipment and permitting the Company to reborrow the principal payments made on the term loans since February 1995. Although there can be no assurance that the Company will be able to obtain such additional availability, the Company presently believes that the additional availability can be obtained on terms which are satisfactory to the Company. Increased availability, if obtained, would be used to, among other things, bring amounts outstanding to its suppliers to generally within terms which the Company believes are customary in the industries in which it operates and provide additional funding for the Company's capital expenditure program. As of August 10, 1995, the Company had approximately $1,523,000 of unused availability under the Working Capital Facility. Amounts outstanding under the Working Capital Facility are collateralized by substantially all of the personal property of the Company, including accounts receivable, inventory and equipment, and certain real property of the Company.

      Based upon the Company's present business plan, the achievement of which cannot be assured, the Company anticipates that, in addition to its projected cash flows from operations and projected availability under the Working Capital Facility as currently in effect, additional borrowings in the amount of approximately $7,000,000 will be required to complete the Company's 1995 capital expenditure program as presently projected and to meet the Company's working capital, capital expenditure and debt service requirements for 1995 and for the foreseeable future. Although there can be no assurance that such additional borrowings can be obtained, the Company presently believes that borrowings which are sufficient to complete its 1995 capital expenditure program and to meet its working capital, capital expenditure and debt service requirements for 1995 and for the foreseeable future can be obtained on terms which are satisfactory to the Company. If cash flow from operations or anticipated borrowings fall short of its expectations, the Company's capital expenditure program will be reduced or delayed and/or accounts payable balances with suppliers may continue to be extended to terms which the Company believes are longer than customary in the industries in which it operates.

      DEPENDENCE ON LARGE CUSTOMERS

      During the first half of 1995, the Company's three largest customers accounted for 36.6% of the Company's total net sales. The Company has limited ability to predict the volume and pricing of orders from such customers. Loss of all or a major portion of the business of any of the Company's three largest customers would have a material adverse effect on the Company's operations.

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

                           PART II. OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Stockholders of the Company was held on May 16, 1995.

      (b) The matters voted upon at the Annual Meeting and the results of the voting as to each such matter are set forth below:

             (i) The election of Warren Delano and Kenneth I. Greenstein as directors of the Company for terms expiring in 1998.

                   Votes for Mr. Delano                                  3,246,434
                   Votes withheld from Mr. Delano                            9,562

                   Votes for Mr. Greenstein                              3,246,234
                   Votes withheld from Mr. Greenstein                        9,762

             (ii) The ratification of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1995.

                   Votes for Ernst & Young LLP                           3,253,330
                   Votes against Ernst & Young LLP                           5,062
                   Abstentions                                               1,804

                   There were no broker non-votes in respect of the foregoing matters.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    The following exhibits are filed herewith:

             10-1 Equipment Term Note dated June 26, 1995 from Lexington Components, Inc. in favor of Congress Financial Corporation

             27-1     Financial Data Schedule*

             * Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.

      (b)    REPORTS ON FORM 8-K

             On July 5, 1995, the Company filed a Form 8-K with the Securities and Exchange Commission stating that Lexington Components, Inc., a wholly-owned subsidiary of the Company, had sold the assets of its Extruded and Lathe-Cut Products Division to Kismet Products, Inc., of Painesville, Ohio, recognizing a pre-tax gain of $578,000 on the sale.

                       LEXINGTON PRECISION CORPORATION
                                  FORM 10-Q
                                JUNE 30, 1995

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LEXINGTON PRECISION CORPORATION
                                                 (Registrant)

August 11, 1995                                By: /s/ Michael A. Lubin
---------------                                    -------------------------
    Date                                           Michael A. Lubin
                                                   Chairman of the Board


August 11, 1995                                By: /s/ Warren Delano
---------------                                    -------------------------
    Date                                           Warren Delano
                                                   President


August 11, 1995                                By: /s/ Dennis J. Welhouse
---------------                                    -------------------------
    Date                                           Dennis J. Welhouse
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                EXHIBIT INDEX



   Exhibit
   Number                               Exhibit                 Location
   ------                               -------                 --------
    10-1                Equipment Term Note dated June 26,      Filed with this Form 10-Q
                        1995 from Lexington Components, Inc.
                        In favor of Congress Financial
                        Corporation

    27-1                Financial Data Schedule                 Filed with this Form 10-Q
