Form 10-Q
period 1995-09-30
LEXINGTON PRECISION CORP
filed 1995-11-14
CIK 12570

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         Commission File Number 0-3252


                        LEXINGTON PRECISION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       DELAWARE                            22-1830121
              (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

              767 THIRD AVENUE, NEW YORK, NY                   10017
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

   COMMON STOCK, $.25 PAR VALUE -- 4,228,036 SHARES AS OF NOVEMBER 10, 1995
      (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
          CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

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

PART II.  Other Information

  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .                 19


                        PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                        LEXINGTON PRECISION CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        1995             1994
                                                                    -------------    ------------
ASSETS:

Current assets:
    Cash                                                               $     73       $     79
    Accounts receivable                                                  13,745         12,478
    Inventories                                                           9,322          8,186
    Prepaid expenses and other current assets                             3,002          1,958
                                                                       --------       --------
        Total current assets                                             26,142         22,701
                                                                       --------       --------
Property, plant and equipment:
    Land                                                                  1,507            823
    Buildings                                                            13,665         12,274
    Equipment                                                            54,693         46,516
                                                                       --------       --------
                                                                         69,865         59,613
    Less accumulated depreciation                                        29,465         27,019
                                                                       --------       --------
        Property, plant and equipment, net                               40,400         32,594
                                                                       --------       --------

Excess of cost over net assets of businesses acquired, net                9,805         10,041
                                                                       --------       --------

Other assets, net                                                         3,021          2,060
                                                                       --------       --------

                                                                       $ 79,368       $ 67,396
                                                                       ========       ========





See notes to consolidated financial statements.                      (Continued)

                        LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        1995                1994
                                                                    ------------        -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
  Accounts payable                                                    $ 9,917            $ 10,489
  Accrued expenses                                                      6,119               6,289
  Short-term debt                                                      11,553               5,052
  Current portion of long-term debt                                     3,776               2,599
                                                                      -------            --------
      Total current liabilities                                        31,365              24,429
                                                                      -------            --------

Long-term debt, excluding current portion                              52,876              49,627
                                                                      -------            --------

Redeemable preferred stock, $100 par value,
  at redemption value                                                   1,110               1,110
Less excess of redemption value over par value                            555                 555
                                                                      -------             -------
  Redeemable preferred stock, at par value                                555                 555
                                                                      -------             -------
Stockholders' deficit:
  Common stock, $.25 par value, 10,000,000 shares
    authorized, 4,348,951 shares issued                                 1,087               1,087
  Additional paid-in-capital                                           12,604              12,659
  Accumulated deficit                                                 (18,814)            (20,593)
  Cost of common stock in treasury, 120,915 and 145,915
     shares, respectively                                                (305)               (368)
                                                                      -------            --------
      Total stockholders' deficit                                      (5,428)             (7,215)
                                                                      -------            --------

                                                                      $79,368            $ 67,396
                                                                      =======            ========

See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                          ------------------      ------------------
                                                          1995         1994          1995         1994
                                                          ----         ----          ----         ----
Net sales                                               $ 24,221     $ 23,045     $ 77,728     $ 66,035
                                                        --------     --------     --------     --------
Costs and expenses:
  Cost of sales                                           20,135       18,662       62,925       52,823
  Selling and administrative expenses                      2,306        2,066        7,440        6,704
                                                         -------     --------     --------    ---------
      Total costs and expenses                            22,441       20,728       70,365       59,527
                                                         -------     --------     --------    ---------

Income from operations                                     1,780        2,317        7,363        6,508

Interest expense                                           1,962        1,607        5,629        4,601

Other income                                                  -            -           641          336
                                                         -------     --------     --------    ---------

Income/(loss) before income taxes                           (182)         710        2,375        2,243

Provision/(credit) for income taxes                          (73)           5          594           34
                                                         -------     --------     --------    ---------

Net income/(loss)                                        $  (109)   $     705     $  1,781     $  2,209
                                                         =======     ========     ========     ========


Net income/(loss) per common share:

    Primary                                              $  (.03)   $    0.16      $   .40     $   0.51
                                                         =======     ========      =======     ========

    Fully diluted                                        $  (.03)   $    0.15      $   .38     $   0.48
                                                         ========    ========      =======     ========


See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                       1995               1994
                                                                       ----               ----
OPERATING ACTIVITIES:

  Net income                                                        $ 1,781           $  2,209
  Adjustments to reconcile net income to net cash
   provided/(used) by operating activities:
    Depreciation and amortization                                     4,671              3,625
    Gain on sale of property, plant and equipment                      (668)                 -
    Gain on sale of marketable securities                               -                 (336)
    Changes in operating assets and liabilities which
     provided/(used) cash:
      Receivables                                                    (1,267)            (2,470)
      Inventories                                                    (1,136)            (1,821)
      Prepaid expenses and other current assets                      (1,044)              (816)
      Accounts payable                                                 (572)             3,581
      Accrued expenses                                                 (170)            (1,048)
    Other                                                               -                  162
                                                                    --------         ---------
        Net cash provided by operating activities                     1,595              3,086
                                                                    --------         ---------

INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                       (11,9435)            (8,861)
  Decrease/(increase) in deposits relating to equipment purchases      (396)               326
  Proceeds from sales of property, plant and equipment                  998                414
  Proceeds from sale of marketable equity securities                     -                 338
  Additions to deferred tooling expense                                (705)              (514)
                                                                    --------         ---------
        Net cash used by investing activities                       (12,046)            (8,297)
                                                                    --------         ---------

FINANCING ACTIVITIES:

  Net proceeds from short-term borrowings                              6,501             1,810
  Proceeds from issuance of long-term debt                             6,700             8,468
  Repayments of long-term debt                                        (2,301)           (5,124)
  Other                                                                 (455)               72
                                                                    --------         ---------
        Net cash provided by financing activities                     10,445             5,226
                                                                    --------         ---------

Net increase/(decrease) in cash                                           (6)               15
Cash at beginning of period                                               79                33
                                                                    --------         ---------
Cash at end of period                                               $     73         $      48
                                                                    ========         =========

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 1995, the Company's consolidated results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and the Company's consolidated cash flows for the nine-month periods ended September 30, 1995 and 1994. All such adjustments were of a normal recurring nature. Certain amounts in the consolidated financial statements for 1994 have been reclassified to conform to the presentation for 1995.

      The results of operations for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

NOTE 2 --  INVENTORIES

      Inventories as of September 30, 1995 and December 31, 1994 are summarized below (in thousands of dollars):

                                          SEPTEMBER 30,     DECEMBER 31,
                                              1995             1994
                                          -------------     ------------
    Raw materials and purchased parts      $ 3,309          $ 3,205
    Work in process                          2,909            2,285
    Finished goods                           3,104            2,696
                                           -------          -------
                                           $ 9,322          $ 8,186
                                           =======          =======



NOTE 3  --  SHORT-TERM DEBT

      As of September 30, 1995 and December 31, 1994, short-term debt consisted of borrowings under the revolving line of credit available under the Company's borrowing arrangement (the "Working Capital Facility") with its working capital lender (the "Working Capital Lender"). As of September 30, 1995, $1,200,000 of revolving loans were classified as long-term debt because they were refinanced by terms loan in October 1995. (For additional information regarding the Working Capital Facility, see Note 5 -- Long-Term Debt.)

NOTE 4 -- ACCRUED EXPENSES

      As of September 30, 1995 and December 31, 1994, accrued expenses included accrued interest expense of $753,000 and $1,716,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- LONG-TERM DEBT

      Long-term debt as of September 30, 1995 and December 31, 1994 is summarized below (in thousands of dollars):

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1995            1994
                                                                          -------------    ------------
       Term loans outstanding under the Working Capital Facility,
          payable in monthly installments through 2002                     $20,154         $ 15,296
       12% Term Note, payable in monthly installments through 2000           2,750            3,078
       Industrial Revenue Bond, 75% of the Prime Rate, payable in
          monthly installments through 2000                                    523              598
       12-3/4% Senior Subordinated Notes, due 2000                          31,674           31,647
       14% Junior Subordinated Convertible Notes, due 2000                   1,000            1,000
       14% Junior Subordinated Non-Convertible Notes, due 2000                 347              347
       Other                                                                   204              260
                                                                           -------         --------

              Total long-term debt                                          56,652           52,226
              Less current portion                                           3,776            2,599
                                                                           -------         --------
                   Total long-term debt, excluding current portion         $52,876         $ 49,627
                                                                           =======         ========

      WORKING CAPITAL FACILITY

      The Working Capital Facility, which expires in January 1998, enables the Company to borrow up to $40,000,000, subject to availability formulas set by the Working Capital Lender. Interest is charged on loans outstanding under the Working Capital Facility at either the Prime Rate plus 1% or the London Interbank Offered Rate plus 3-1/4%. The Working Capital Facility includes a revolving line of credit, term loans and an equipment line of credit. The Company classifies loans outstanding under the revolving line of credit as short-term debt. The unused portion of the equipment line of credit, which totaled $5,600,000 at September 30, 1995, can be used to finance a portion of the purchase price of new equipment through new term loans which will be payable in equal monthly principal installments through 2002. As of November 9, 1995, the Company had borrowings of $32,143,000 outstanding under the Working Capital Facility and had approximately $1,145,000 of unused availability.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        12-3/4% SENIOR SUBORDINATED NOTES

        The 12-3/4% Senior Subordinated Notes, due February 1, 2000, are unsecured obligations of the Company, redeemable at the option of the Company, in whole or in part, at a declining premium over the principal amount thereof. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2.)

NOTE 6 -- PROVISIONS OR CREDITS FOR INCOME TAXES

        As of September 30, 1995 and December 31, 1994, the Company's net deferred tax assets were entirely offset by a valuation allowance.

        The provisions for income taxes otherwise recognizable during the three and nine months ended September 30, 1995 and 1994 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards. The provisions or credits for income taxes recorded for the three and nine months ended September 30, 1995 were calculated using the projected annual effective tax rate (primarily attributable to federal alternative minimum taxes) for the year ending December 31, 1995.

NOTE 7 -- INCOME/(LOSS) PER SHARE

        The calculation of primary and fully diluted income/(loss) per share for the three-month and nine-month September 30, 1995 and 1994 are set forth below (in thousands, except per share amounts):

                                                                           Three Months                Nine Months
                                                                              Ended                       Ended
                                                                          September 30,               September 30,
                                                                       ------------------          -----------------
                                                                        1995         1994           1995        1994
                                                                        ----         ----           ----        ----
PRIMARY NET INCOME/(LOSS) PER COMMON SHARE:

     Weighted average common shares outstanding during period           4,228        4,203          4,215       4,173
     Common stock equivalents -  incentive stock options                   28           25             28          25
                                                                       ------        -----          -----       -----
         Weighted average common and common equivalent shares           4,256        4,228          4,243       4,198
                                                                       ======        =====          =====       =====

     Net income/(loss)                                                $  (109)     $   705        $ 1,781     $ 2,209
     Preferred stock dividends                                            (11)         (12)           (33)        (36)
     Pro rata portion of the excess of the redemption cost over
       the value of preferred stock redeemed                              (11)         (11)           (33)        (33)
                                                                       ------       ------         ------      ------
           Income/(loss) for primary income per share                 $  (131)     $   682        $ 1,715     $ 2,140
                                                                       ======       ======        =======      ======
               Primary net income/(loss) per common share             $  (.03)     $   .16        $   .40     $   .51
                                                                       ======       ======        =======      ======

FULLY DILUTED NET INCOME/(LOSS) PER COMMON SHARE:

     Weighted average common shares outstanding during period           4,228        4,203          4,228       4,196
     Pro forma conversion of 14% Junior Subordinated
       Convertible Notes                                                  440          440            440         440
     Common stock equivalents - incentive stock options                    28           25             28          25
                                                                      -------       ------        -------      ------
         Weighted average common and common equivalent shares           4,696        4,668          4,696       4,661
                                                                      =======       ======        =======      ======

     Net income/(loss)                                                $  (109)     $   705        $ 1,781     $ 2,209
     Preferred stock dividends                                            (11)         (12)           (33)        (36)
     Pro rata portion of the excess of the redemption cost over
        the value of preferred stock redeemed                             (11)         (11)           (33)        (33)
     Pro forma elimination of interest expense on the 14%
        Junior Subordinated Convertible Notes, net of applicable
        income taxes                                                       26           35             78         105
                                                                       ------       ------         ------      ------
           Income/(loss) for fully diluted income/(loss) per share    $  (105)     $   717        $ 1,793     $ 2,245
                                                                       ======       ======         ======      ======
               Fully diluted net income/(loss) per common share       $  (.02)     $   .15        $   .38     $   .48
                                                                       ======       ======         ======      ======

        The fully diluted loss per common share for the three months ended September 30, 1995 is less than the primary loss per common share for the three months ended September 30, 1995 because the calculation of fully diluted loss per common share includes the effect of the pro forma conversion of the 14% Junion Subordinated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes. As a result, the primary and fully diluted net loss per common share for the three months ended September 30, 1995 is equal to $.03 per common share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customers' specifications, high tolerance rubber and metal components. The Rubber Group manufactures silicone and organic rubber components for sale primarily to manufacturers of automobiles, automotive replacement parts and medical devices. The Metals Group manufactures metal components for sale primarily to manufacturers of automobiles, industrial equipment, home appliances and business machines. The Rubber Group operates through three divisions of Lexington Components, Inc., a wholly owned subsidiary of the Company ("LCI"), the Electrical Insulator Division, the Precision Seals Division and Lexington Medical and through Lexington Manufacturing, a division of the Company. The Metals Group operates through two divisions of the Company, Falconer Die Casting Company and Ness Precision Products.

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

RESULTS OF OPERATIONS --THIRD QUARTER OF 1995 VERSUS THIRD QUARTER OF 1994

      NET SALES

        A summary of the net sales of the Rubber Group and the Metals Group for the third quarters of 1995 and 1994 follows (dollar amounts in thousands):

                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,           PERCENTAGE
                                                   --------------------       INCREASE/
                                                   1995            1994       (DECREASE)
                                                   ----            ----       ----------
                      Rubber Group              $  14,335       $  12,486      14.8%
                      Metals Group                  9,886          10,559      (6.4)
                                                 --------        --------      ----
                                                $  24,221       $  23,045       5.1%
                                                 ========        ========      ====



        The increase in net sales of the Rubber Group was primarily the result of increased sales of cable and connector seals for automotive wire harnesses, electrical insulators for ignition wire harnesses and components for medical devices and increased sales of tooling. The third quarter of 1995 did not include any sales of the Rubber Group's Extruded and Lathe-Cut Products Division which was sold on June 30, 1995. During the third quarter of 1994, the Extruded and Lathe-Cut Products Division had net sales of $760,000. Excluding the net sales of the Extruded and Lathe-Cut Products Division from the third quarter of
1994, net sales of the Rubber Group increased 22.2%.   The $673,000 decrease in
net sales of the Metals Group was principally caused by a $1,353,000 decline in sales of a single component to TRW Vehicle Safety Systems, Inc. ("TRW VSSI"). The decline in sales of the component resulted from the planned phase-out of the component. If sales of the component were excluded from both the third quarter of 1994 and the third quarter of 1995, net sales of the Metals Group would have increased by 8.4%.

 COST OF SALES

        A summary of the cost of sales for the Rubber Group and the Metals Group follows (in thousands of dollars and as a percentage of net sales of each Group):

                                          Three Months Ended September 30,
                                      ----------------------------------------    PERCENTAGE
                                             1995                  1994            INCREASE
                                      ------------------    ------------------    ----------
           Rubber Group               $ 11,943     83.3%    $  10,638    85.2%       12.3%
           Metals Group                  8,192     82.9         8,024    76.0         2.1
                                       -------    -----       -------   -----       -----
                                      $ 20,135     83.1%    $  18,662    81.0%        7.9%
                                       =======    =====       =======   =====       =====

        Cost of sales of the Rubber Group as a percentage of net sales decreased to 83.3% during the third quarter of 1995. During the third quarter of 1995, reduced material costs as a percentage of net sales were offset in part by increased factory overhead expenses as a percentage of net sales, primarily because of increased costs associated with the development and start-up of new products at Lexington Medical and start-up expenses incurred at the Precision Seals Division's new 78,000 square foot facility in LaGrange, Georgia.

        Cost of sales of the Metals Group as a percentage of net sales increased to 82.9% during the third quarter of 1995. During the third quarter of 1995, reduced material costs as a percentage of net sales were offset by increased direct labor and factory overhead expenses as a percentage of net sales which resulted from increased costs associated with the installation of new equipment and the start-up of new products at Ness Precision Products and reduced absorption of fixed factory overhead expenses due to the decrease in net sales.

 SELLING AND ADMINISTRATIVE EXPENSES

        A summary of the selling and administrative expenses for the Rubber Group, the Metals Group and the Corporate Office follows (dollar amounts in thousands and as a percentage of net sales of each Group):

                                          Three Months Ended September 30,
                                         --------------------------------         PERCENTAGE
                                             1995                  1994            INCREASE
                                      -----------------     ------------------    ----------
           Rubber Group               $    910      6.3%    $     814     6.5%       11.8%
           Metals Group                    892      9.0           800     7.6        11.5
           Corporate Office                504      N/A           452     N/A        11.5
                                       -------    -----       -------    ----        ----

                                      $  2,306      9.5%    $   2,066     9.0%       11.6%
                                       =======    =====       =======    ====        ====

        As a percentage of Rubber Group net sales, selling and administrative expenses decreased slightly to 6.3% during the third quarter of 1995, primarily because most selling and administrative expenses grew at a slower rate than net sales and because of reduced legal expenses. As a percentage of Metals Group net sales, selling and administrative expenses increased to 9.0% during the third quarter of 1995, primarily because of reduced absorption of selling and administrative expenses resulting from lower net sales and because of increased
legal fees.   Corporate Office administrative expenses increased during the third quarter of 1995 primarily because of increased accruals of incentive compensation and increased recruiting expenses.

        INTEREST EXPENSE

        Interest expense totaled $1,962,000 during the third quarter of 1995, an increase of $355,000 compared to the third quarter of 1994. This increase was caused by an increase of $11,947,000 in average borrowings outstanding under the Company's borrowing arrangement (the "Working Capital Facility") with its working capital lender (the "Working Capital Lender").

        PROVISIONS OR CREDITS FOR INCOME TAXES

        As of September 30, 1995 and December 31, 1994, the Company's net deferred tax assets were entirely offset by a valuation allowance.

        The provisions for income taxes otherwise recognizable during the third quarters of 1995 and 1994 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards. At September 30, 1995, the Company adjusted its estimate of its projected annual effective tax rate (primarily attributable to federal alternative minimum tax) from 26% to 25% of net income. As a result, the income tax credit recorded for the third quarter of 1995 reflects the adjustment of the Company's projected annual effective tax rate.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 1995 VERSUS NINE MONTHS ENDED SEPTEMBER 1994

        NET SALES

        A summary of the net sales of the Rubber Group and the Metals Group for the first nine months of 1995 and 1994 follows (dollar amounts in thousands):

                                          Nine Months Ended
                                            September 30,
                                         --------------------     Percentage
                                         1995            1994      Increase
                                        ------          ------     --------
            Rubber Group              $  45,946       $  34,446      33.4%
            Metals Group                 31,782          31,589        .6
                                        -------        --------     -----
                                      $  77,728       $  66,035      17.7%
                                        =======        ========     =====

        The increase in net sales of the Rubber Group was primarily the result of increased sales of cable and connector seals for automotive wire harnesses, electrical insulators for ignition wire harnesses and components for medical devices and increased sales of tooling. Although sales by the Metals Group of a single component to TRW VSSI declined by $3,132,000, the decline was more than offset by increased sales of other components. The decline in sales of the component resulted from the planned phase-out of the component. If sales of the component were excluded from both the first nine months of 1994 and the first nine months of 1995, net sales of the Metals Group would have increased by 14.0%.

 COST OF SALES

        A summary of the cost of sales for the Rubber Group and the Metals Group follows (in thousands of dollars and as a percentage of net sales of each Group):

                                                     Nine Months Ended September 30,
                                                    --------------------------------         PERCENTAGE
                                                        1995                  1994            INCREASE
                                                 ------------------    ------------------    ----------
                      Rubber Group               $ 37,379     81.4%    $  28,661    83.2%       30.4%
                      Metals Group                 25,546     80.4        24,162    76.5         5.7
                                                  -------     ----      --------    ----        ----
                                                 $ 62,925     80.9%    $  52,823    79.9%       19.1%
                                                  =======     ====      ========    ====        ====

        Cost of sales of the Rubber Group as a percentage of net sales decreased to 81.4% during the first nine months of 1995. During the first nine months of 1995, material costs as a percentage of net sales increased because of increased sales of tooling, which generally have higher material costs as a percentage of net sales. Increased material costs as a percentage of net sales were offset by reduced factory overhead expense as a percentage of net sales, primarily because factory overhead expenses grew at a slower rate than sales. Although factory overhead expenses as a percentage of net sales decreased during the first nine months of 1995, the reduction was partially offset by start-up expenses incurred at the Precision Seals Division's new facility in LaGrange, Georgia.

        Cost of sales of the Metals Group as a percentage of net sales increased to 80.4% during the first nine months of 1995, primarily because of increased factory overhead expenses. Increased factory overhead expenses as a percentage of net sales primarily resulted from increased costs associated with the installation of new equipment and the start-up of new products at Ness Precision Products.

         SELLING AND ADMINISTRATIVE EXPENSES

        A summary of the selling and administrative expenses for the Rubber Group, the Metals Group and the Corporate Office follows (dollar amounts in thousands and as a percentage of net sales of each Group):

                                                     Nine Months Ended September 30,
                                                     ------------------------------         PERCENTAGE
                                                        1995                1994             INCREASE
                                                 ------------------    ------------------   -----------
                      Rubber Group               $  2,981      6.5%    $   2,517     7.3%       18.4%
                      Metals Group                  2,736      8.6         2,500     7.9         9.4
                      Corporate Office              1,723      N/A         1,687     N/A         2.1
                                                  -------     ----       -------    ----        ----
                                                 $  7,440      9.6%    $   6,704    10.2%       11.0%
                                                  =======     ====       =======    ====        ====


        Selling and administrative expenses of the Rubber Group increased primarily as a result of the addition of administrative personnel and increased relocation costs. As a percentage of Rubber Group net sales, selling and administrative expenses fell to 6.5% during the first nine months of 1995. As a percentage of Metals Group net sales, selling and administrative expenses increased to 8.6% during the first nine months of 1995, primarily because of the addition of administrative personnel, increased legal fees and relocation costs.

         INTEREST EXPENSE

        Interest expense totaled $5,629,000 during the first nine months of 1995, an increase of $1,028,000 compared to the first nine months of 1994. This increase was caused by an increase of $11,942,000 in average borrowings outstanding under the Working Capital Facility and an increase in the average rate of interest charged on borrowings outstanding under the Working Capital Facility due to increases in short-term interest rates.

        OTHER INCOME

        On June 30, 1995, the Company sold the inventory, equipment and manufacturing facility of the Extruded and Lathe-Cut Products Division of LCI for cash and the assumption by the purchaser of certain liabilities, which resulted in a pre-tax gain of $578,000. During 1994, the Extruded and Lathe-Cut Products Division had net sales of approximately $2,600,000, which represented approximately 3% of the Company's consolidated net sales. In addition, during the first nine months of 1995, the Company realized a pretax gain on the sale of several other pieces of equipment in the amount of $63,000.

        PROVISION FOR INCOME TAXES

        As of September 30, 1995 and December 31, 1994, the Company's net deferred tax assets were entirely offset by a valuation allowance.

        The income tax provisions otherwise recognizable during the first nine months of 1995 and 1994 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards. The income tax provision recorded for the first nine months of 1995 was calculated using the projected annual effective tax rate (primarily attributable to federal alternative minimum taxes) for the year ending December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        CASH FLOWS RELATING TO OPERATING ACTIVITIES

        During the first nine months of 1995, net cash provided by the operating activities of the Company totaled $1,595,000. During the first nine months of 1995, $2,403,000 of cash was used to fund increased levels of accounts receivable and inventories resulting primarily from increased levels of sales and orders. Also during the first nine months of 1995, $1,044,000 of cash was used to fund an increase in other current assets which resulted primarily from increased customer orders for production tooling. At
September 30, 1995, the Company's trade accounts payable included approximately $2,900,000 relating to the purchase of new equipment and tooling, a decrease from $4,325,000 at December 31, 1994. Compared to December 31, 1994, accrued expenses at September 30, 1995, included increased accruals for employee compensation and related taxes and benefits and increased accruals for alternative minimum taxes. The increased accruals were offset by a lower accrual for interest expense on the Company's 12-3/4% Senior Subordinated Notes because interest is paid on these notes on February 1 and August 1 of each year.

        Net working capital declined during the first nine months of 1995 by $3,495,000 primarily because capital expenditures were financed with increased short-term borrowings under the Working Capital Facility.

        CASH FLOWS RELATING TO INVESTING ACTIVITIES

        During the first nine months of 1995, the investing activities of the Company used $12,046,000 of cash. Capital expenditures totaled $11,943,000 during the first nine months of 1995, of which $8,784,000 was attributable to the Rubber Group and $3,159,000 was attributable to the Metals Group. The Company presently estimates that capital expenditures will total approximately $20,000,000 during 1995, including approximately $6,000,000 for the construction or improvement of manufacturing facilities and approximately $14,000,000 for the purchase of equipment. The Company currently estimates that approximately $4,000,000 of anticipated 1995 capital expenditures are being made to maintain or replace existing equipment or to effect cost reductions and that the balance of capital expenditures are primarily for the purchase of production equipment to meet orders which have been awarded to the Company or the expansion of manufacturing facilities required to accommodate the anticipated future growth of the Company. As of September 30, 1995, the Company had commitments outstanding for capital expenditures totaling approximately $11,400,000.

        CASH FLOWS RELATING TO FINANCING ACTIVITIES

        During the first nine months of 1995, the financing activities of the Company provided $10,445,000 of cash, primarily from increased borrowings under the Working Capital Facility. The Company operates with high financial leverage. During the first nine months of 1995, the aggregate indebtedness of the Company, excluding trade payables, increased by $10,927,000 to $68,205,000. Cash interest and principal payments required under the terms of the Company's loan agreements are expected to total approximately $7,045,000 and $3,227,000, respectively, in 1995.

        The Company finances its operations primarily through the Working Capital Facility, which expires in January 1998. The Company's maximum borrowing availability under the Working Capital Facility is $40,000,000, subject to availability formulas set by the Working Capital Lender. The Working Capital Facility includes a revolving line of credit, term loans and an equipment line of credit. Term loans outstanding under the Working Capital Facility are due in equal monthly principal installments through February 2002 (subject to accelerated maturity in the event of the termination or non-renewal of the Working Capital Facility). As of September 30, 1995, the equipment line of credit totaled $5,600,000. The equipment line of credit can be used to finance a portion of qualifying new equipment purchases through term loans.
The Company classifies loans outstanding under the revolving line of credit as short-term debt.

        In August 1995, the Working Capital Facility was amended in order to, among other things, increase the advance rates on equipment and inventory. As a result of the change in the equipment advance rate, the Working Capital Lender made available to the Company $2,000,000 of additional term loans. As a result of the change in the inventory advance rate, the Company's availability under its revolving loan agreement increased by $905,000. Furthermore, on September 13, 1995 and October 11, 1995, the Company converted $1,200,000 of borrowings outstanding under its revolving line of credit to term loans.

        LIQUIDITY

        As of November 9, 1995, the Company had approximately $1,145,000 of unused availability under the Working Capital Facility. Amounts outstanding under the Working Capital Facility are collateralized by substantially all of the personal property of the Company, including accounts receivable, inventory and equipment, and certain real property of the Company.

        As a result of increasing market share in certain market niches and growing overall volume because of a generally healthy economic environment and, in particular, a strong automotive industry, the Company commenced a major expansion plan in 1994 which is currently expected to be completed during the first half of 1996. During 1994, 1995 and the first half of 1996, capital expenditures have totaled or are projected to total $15,319,000, $20,000,000 and $7,000,000, respectively, or an aggregate of $42,319,000. The Company estimates that approximately $35,000,000 of those capital expenditures represent investments for expansion of the Company's business of which approximately $9,000,000 will represent capital expenditures for real estate and approximately $26,000,000 will represent capital expenditures for equipment. Net sales have grown from $74,976,000 in 1993 to a projected level of $102,000,000 in 1995. Net sales for 1996 are currently projected to range between $110,000,000 and $120,000,000. The Company currently anticipates that the rate of sales growth will be reduced beginning in the second half of 1996 and, as a result, that capital expenditure requirements of the Company will drop to a level of approximately $5,000,000 annually. This amount would provide for technological upgrades, maintenance, cost reduction programs and nominal growth.

        The Company anticipates that, in addition to its projected cash flows from operations and projected availability under the Working Capital Facility as currently in effect, incremental borrowings in the amount of approximately $4,900,000 will be required to meet the Company's working capital, capital expenditure and debt service requirements for the balance of 1995 and the first quarter of 1996. Management of the Company believes that three factors have caused liquidity to be less than had been planned. First, operating profits for 1995 are projected to fall approximately $1,500,000 below planned levels. Second, approximately $1,300,000 in excess of planned amounts is currently invested in tooling which will be billed to customers after certification of the tooling has been obtained. Third, but perhaps most important, although capital expenditures are expected to approximate planned levels, the mix of spending has been weighted more heavily than planned to assets that do not
generate borrowing availability under the Working Capital Facility.   Such
assets include purchased land, new buildings, building additions and upgrades and equipment modifications and retrofits. Although these three factors have had a negative impact on the Company's short term liquidity, they do not necessarily reflect negatively on the business of the Company.

        As previously stated, projected incremental borrowings in the amount of approximately $4,900,000 will be required to meet the Company's working capital, capital expenditure and debt service requirements for the balance of 1995 and the first quarter of 1996. Projected peak incremental borrowing requirements of approximately $5,300,000 will occur on February 1, 1996, the scheduled payment date for $2,069,000 of interest then due on the 12-3/4% Senior Subordinated Notes and 14% Junior Subordinated Notes. Assuming a moderate extension of accounts payable balances with suppliers beyond terms which the Company believes are customary in the industries in which it operates, projected incremental borrowings required to meet the Company's working capital, capital expenditure and debt service requirements for the balance of 1995 and the first quarter of 1996 would be reduced to approximately $3,400,000 and projected peak incremental borrowing requirements on February 1, 1996 would be reduced to approximately $3,800,000. In order to finance its projected cash requirements, the Company has commenced negotiations with the Working Capital Lender and two other financial institutions regarding three new borrowing facilities which would generate approximately $5,500,000 of incremental borrowing availability. Although there can be no assurance that the incremental financing can be obtained, the Company presently believes that such financing can be obtained on terms which are satisfactory to the Company. If the Company is unable to obtain incremental financing in adequate amounts and on satisfactory terms or if the Company's cash flow from operations falls below expectations, the Company will attempt to reduce its cash requirements by reducing or delaying its capital expenditure program, renegotiating payment terms with certain suppliers of capital assets on terms which are more favorable to the Company, and extending accounts payable balances with suppliers beyond terms which the Company believes are customary in the industries in which it operates. If the Company is unsuccessful in its efforts, the Company may be forced to defer the payment of the February 1, 1996 interest due on the 12-3/4% Senior Subordinated Notes and 14% Junior Subordinated Notes. Under certain circumstances, such non-payment could result in defaults under other loan and financing agreements of the Company and could have a material adverse effect upon the Company and
its operations.   The Company believes that its tight cash position is short term in nature and that, after completion of its real estate expansion program, cash flow from operations in conjunction with the borrowing availability under the Working Capital Facility will be more than adequate to meet the projected cash requirements of the Company.

        DEPENDENCE ON LARGE CUSTOMERS

        During the first nine months of 1995, the Company's three largest customers accounted for 35.5% of the Company's total net sales. The Company has limited ability to predict the volume and pricing of orders from such customers. Loss of all or a major portion of the business of any of the Company's three largest customers would have a material adverse effect on the Company's operations.

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

                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  The following exhibits are filed herewith:

              10-1 Amendment to Financing Agreements dated August 1, 1995 from Lexington Precision Corporation in favor of Congress Financial Corporation

              10-2 Amendment to Financing Agreements dated August 1, 1995 from Lexington Components, Inc. in favor of Congress Financial Corporation

              10-3 Term Note dated September 13, 1995 from Lexington Precision Corporation in favor of Congress Financial Corporation

              10-4 Term Note dated September 13, 1995 from Lexington Components, Inc. in favor of Congress Financial Corporation

              10-5 Term Note dated October 11, 1995 from Lexington Precision Corporation in favor of Congress Financial Corporation

              10-6 Term Note dated October 11, 1995 from Lexington Components, Inc. in favor of Congress Financial Corporation

              27-1     Financial Data Schedule*

              * Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.

      (b)    REPORTS ON FORM 8-K

              On July 5, 1995, the Company filed a Form 8-K with the Securities and Exchange Commission stating that, on June 30, 1995, Lexington Components, Inc., a wholly-owned subsidiary, of the Company, had sold assets of its Extruded and Lathe-Cut Products Division to Kismet Products, Inc., of Painesville, Ohio, recognizing a pre-tax gain of $578,000 on the sale.

                        LEXINGTON PRECISION CORPORATION
                                   FORM 10-Q
                               SEPTEMBER 30, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 LEXINGTON PRECISION CORPORATION
                                                             (Registrant)


November 10, 1995                                By:  /s/  Michael A. Lubin
-----------------                                     -------------------------
      Date                                            Michael A. Lubin
                                                      Chairman of the Board


November 10, 1995                                By:  /s/  Warren Delano
-----------------                                     -------------------------
      Date                                            Warren Delano
                                                      President


November 10, 1995                                By:  /s/  Dennis J. Welhouse
-----------------                                     -------------------------
      Date                                            Dennis J. Welhouse
                                                      Senior Vice President and
                                                       Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                      Exhibit                           Location
-------                     -------                           --------
10-1       Amendment to Financing Agreements          Filed with this Form 10-Q
           dated August 1, 1995 from Lexington
           Precision Corporation in favor of
           Congress Financial Corporation

10-2       Amendment to Financing Agreements          Filed with this Form 10-Q
           dated  August 1, 1995 from Lexington
           Components, Inc. in favor of Congress
           Financial Corporation

10-3       Term Note dated September 13, 1995 from    Filed with this Form 10-Q
           Lexington Precision Corporation in favor of Congress Financial Corporation

10-4       Term Note dated September 13, 1995 from    Filed with this Form 10-Q
           Lexington Components, Inc. in favor of
           Congress Financial Corporation

10-5       Term Note dated October 11, 1995 from      Filed with this Form 10-Q
           Lexington Precision Corporation in favor of Congress Financial Corporation

10-6       Term Note dated October 11, 1995 from      Filed with this Form 10-Q
           Lexington Components, Inc. in favor of
           Congress Financial Corporation

27-1       Financial Data Schedule                    Filed with this Form 10-Q