Form 10-K
period 1995-12-31
LEXINGTON PRECISION CORP
filed 1996-04-01
CIK 12570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 29, 1996 was approximately $3,719,000.

The number of shares outstanding of the registrant's common stock as of February 29, 1996 was 4,228,036.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 1996 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.

===============================================================================

                        LEXINGTON PRECISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I
Item   1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item   2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item   3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item   4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . 7

PART II

Item   5.   Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item   6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item   7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item   8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . .  22

Item   9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

PART III

Item  10.   Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . .  45

Item  11.   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45

Item  12.   Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . .  45

Item  13.   Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . .  45

PART IV

Item  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . .  46

                                     PART I


ITEM   1.    BUSINESS

       Lexington Precision Corporation ("LPC") is a Delaware corporation which was incorporated in 1966. Unless the context otherwise requires, all references herein to the "Company" are to LPC and its wholly-owned subsidiary, Lexington Components, Inc. ("LCI"). Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customer specifications, rubber and metal component parts used primarily by manufacturers of automobiles, automotive replacement parts, industrial equipment, computers, office equipment, medical devices and home appliances. The Company's business is conducted primarily in the continental United States.

       RUBBER GROUP

       The Company's Rubber Group manufactures silicone and organic rubber components. The Rubber Group currently conducts its business through three divisions of LCI, the Precision Seals Division, the Electrical Insulator Division and Lexington Medical, and through a division of LPC, Lexington Manufacturing.

       PRECISION SEALS DIVISION. The Precision Seals Division manufactures molded rubber seals used in primary wire-harnesses for automobiles and trucks. Primary wire-harnesses distribute electrical power to interior and exterior lighting fixtures, electrically powered accessories and other electrical equipment. The seals are designed to assure the integrity of the many connections which are required throughout the harnesses. The seals are generic in nature. A particular seal may be used in a number of connectors within a harness and in a variety of car models produced by several different car manufacturers. The Precision Seals Division's largest customer is Delphi Packard Electric Systems, a division of General Motors Corporation ("Delphi Packard Electric").

       ELECTRICAL INSULATOR DIVISION. The Electrical Insulator Division manufactures molded rubber insulators used in ignition-wire-harnesses for automobiles and trucks. Insulators are used to shield the electrical connections made by the ignition-wire at the distributor and at the spark plug. Approximately 33% of the insulators manufactured by the Electrical Insulator Division are used in harnesses for new vehicles, primarily those manufactured by Ford Motor Company and Chrysler Corporation, and approximately 67% are used in replacement harnesses.

       LEXINGTON MEDICAL. Lexington Medical manufactures molded rubber components which are used in a variety of medical devices, such as intravenous feeding systems, syringes, laparoscopic instruments and catheters.

       LEXINGTON MANUFACTURING. Lexington Manufacturing manufactures rubber molds which are sold to customers of the other divisions of the Rubber Group and are used by the other divisions to produce components. Lexington Manufacturing also provides engineering support to the other divisions of the Rubber Group.

       During 1995, the Company sold the Rubber Group's Extruded and Lathe-Cut Products Division. The former Division manufactured extruded rubber components used primarily by manufacturers of industrial equipment, lighting products and home appliances.

       METALS GROUP

       The Company's Metals Group manufactures metal components. The Metals Group conducts its business through Falconer Die Casting Company ("Falconer") and Ness Precision Products ("Ness"), both of which are divisions of LPC.

       FALCONER DIE CASTING COMPANY.   Falconer manufactures aluminum,
magnesium and zinc die castings used primarily by manufacturers of computers, office equipment, recreational equipment, communications equipment, industrial equipment and automobiles. Many of the die castings produced by Falconer are also machined by Falconer using computer-controlled machining centers and other secondary machining equipment.

       NESS PRECISION PRODUCTS. Ness produces machined aluminum, brass and steel components used primarily by manufacturers of automobiles, home appliances, office equipment, communications equipment and industrial equipment. In 1995, approximately 38% of the revenues of Ness were generated by sales of components for automotive air bag inflators.

       PRINCIPAL END USES FOR THE COMPANY'S PRODUCTS

       The following table summarizes net sales of the Company during 1995, 1994 and 1993 by the type of product in which the Company's components were utilized (dollar amounts in thousands):

                                      1995                  1994                1993
                                ------------------    ----------------    -----------------
Automobiles and light trucks    $ 68,083     65.3%    $53,005    59.9%    $45,223     60.3%
Industrial equipment              10,916     10.5       9,639    10.9       6,724      9.0
Computers and office equipment     8,670      8.3       6,835     7.7       5,406      7.2
Medical devices                    6,973      6.7       5,959     6.7       4,576      6.1
Recreational equipment and
  home appliances                  6,154      5.9       8,710     9.8       7,626     10.2
Other                              3,502      3.3       4,384     5.0       5,421      7.2
                                --------    -----     -------   -----     -------    -----
                                $104,298    100.0%    $88,532   100.0%    $74,976    100.0%
                                ========    =====     =======   =====     =======    =====

       The following table summarizes net sales of the Rubber Group and the Metals Group during 1995, 1994 and 1993 by the type of product in which the Company's components were utilized (dollar amounts in thousands):

                                          1995                  1994                  1993
                                    ----------------      ----------------      ----------------
Rubber Group:
    Automobiles and light trucks    $53,734     86.2%     $37,584     80.2%     $32,761     81.1%
    Medical devices                   6,577     10.6        5,536     11.8        3,946      9.8
    Other                             1,991      3.2        3,748      8.0        3,681      9.1
                                    -------    -----      -------    -----      -------    -----
                                    $62,302    100.0%     $46,868    100.0%     $40,388    100.0%
                                    =======    =====      =======    =====      =======    =====
Metals Group:
    Automobiles and light trucks    $14,349     34.2%     $15,421     37.0%     $12,452     36.0%
    Industrial equipment             10,581     25.2        9,083     21.8        6,207     17.9
    Computers and office equipment    8,655     20.6        6,800     16.3        5,351     15.5
    Recreational equipment and
      home appliances                 5,733     13.6        7,871     18.9        6,712     19.4

    Other                             2,678      6.4        2,489      6.0        3,866     11.2
                                    -------    -----      -------    -----      -------    -----
                                    $41,996    100.0%     $41,664    100.0%     $34,588    100.0%
                                    =======    =====      =======    =====      =======    =====

       (For additional information concerning the Rubber Group and the Metals Group, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and Note 11 to the consolidated financial statements in Part II, Item 8.)

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

       MAJOR CUSTOMERS

       During 1995, 1994 and 1993, net sales to the largest customer of the Rubber Group, Delphi Packard Electric, accounted for 22.5%, 20.6% and 22.3%, respectively, of the Company's total net sales. Net sales to the second largest customer of the Rubber Group accounted for 6.8%, 6.1% and 5.1%, respectively, of the

Company's total net sales. Net sales to the largest customer of the Metals Group, TRW Vehicle Safety Systems, Inc. ("TRW VSSI"), accounted for 8.1%, 13.0% and 11.8%, respectively, of the Company's total net sales. Loss of a significant amount of business from the Company's three largest customers, as a group, would have a material adverse effect on the business of the Company if such business were not replaced by additional business from existing or new customers. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dependence on Large Customers" in Part II, Item 7.)

       BACKLOG

       The Company's backlog of customer orders includes orders which have scheduled shipping dates and orders which do not have scheduled shipping dates but which, based upon historical experience, the Company anticipates will be produced and shipped within one year. Orders included in such backlog may be subject to cancellation or postponement by customers; however, based upon past experience, the Company expects to ship during 1996 substantially all of the orders which were included in the backlog at December 31, 1995. The Company believes that its order backlog is not necessarily indicative of future net sales levels. The following table sets forth the backlog of orders for the Rubber Group and the Metals Group at December 31, 1995 and 1994 (dollar amounts in thousands):

                                                       DECEMBER 31,
                                                   -------------------
                                                    1995        1994
                                                    ----        ----
                            Rubber Group           $13,566     $ 7,976
                            Metals Group            15,370      19,057
                                                   -------     -------
                                                   $28,936     $27,033
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

       PRODUCT LIABILITY RISKS

       The Company is subject to potential product liability risks which are inherent in the manufacture and sale of component parts. Although there have been no claims made to date against the Company which the Company believes will have a material adverse effect upon its financial position, there can be no assurance that any existing claims or any claims made in the future will not have a material adverse effect upon the financial position of the Company. Although the Company maintains insurance coverage for product liability, there can be no assurance that, in the event of a claim, such insurance coverage would automatically apply or that, in the event of an award arising out of a claim, the amount of such insurance coverage would be sufficient to satisfy the award.

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

       EMPLOYEES

       The following table shows the number of employees at the Rubber Group, the Metals Group and the Corporate Office at December 31, 1995:

                                      DECEMBER 31,
                                          1995
                                      ------------
             Rubber Group                  568
             Metals Group                  558
             Corporate Office                5
                                         -----
                                         1,131
                                         =====

       At December 31, 1995, thirty-four hourly workers at one plant location within the Rubber Group were subject to a collective bargaining agreement. The Company believes that its employee relations are generally good.

ITEM   2.    PROPERTIES

       At December 31, 1995, the Company conducted its operations at eight manufacturing plants. In 1995, the Company acquired real estate in North Canton, Ohio, and commenced construction of an additional manufacturing facility. Production is expected to commence at the new facility during the second quarter of 1996. In addition, in 1995, the Company sold a manufacturing facility in Blue Ridge, Georgia. The following table shows the location and square footage of each of the properties of the Rubber Group, the Metals Group and the Corporate Office at December 31, 1995:

                                                                                       SQUARE
                                                            LOCATION                    FEET
                                                      -------------------             --------
          Rubber Group:
               Precision Seals Division               Vienna, OH                        60,000(1)
               Precision Seals Division               LaGrange, GA                      77,000(1)
               Electrical Insulator Division          Jasper, GA                        91,000(2)
               Lexington Medical                      Rock Hill, SC                     60,000(1)
               Lexington Manufacturing                North Canton, OH                  41,000(1)(3)
                                                                                      --------
                                                                                       329,000
                                                                                      --------
          Metals Group:
               Falconer                               Lakewood, NY                      91,000(1)(4)
               Falconer                               Manchester, NY                    21,000
               Ness                                   Rochester, NY                     60,000(1)(5)
               Ness                                   Casa Grande, AZ                   26,000(1)
                                                                                      --------
                                                                                       198,000
                                                                                      --------
          Corporate Office:
               Executive Offices                      New York, NY                       3,000(6)
               Administrative Offices                 Cleveland, OH                      3,000(7)
                                                                                      --------
                                                                                         6,000
                                                                                      --------
                                                                                       533,000
                                                                                      ========

[FN]

          (1)  Encumbered by mortgage.
          (2) Includes a 26,000 square foot addition, which was under construction at December 31, 1995. The addition was completed in the first quarter of 1996.
          (3) Under construction at December 31, 1995. The Company expects this facility to be completed during the second quarter of 1996.
          (4) Includes a 30,000 square foot addition, which was under construction at December 31, 1995. The Company expects the addition to be completed during the second quarter of 1996. This facility is leased from an industrial development authority pursuant to a lease which expires in 2006 and provides the Company with an option to purchase the facility for nominal consideration.
          (5) Leased from an industrial development authority pursuant to a lease which expires in 2000 and provides the Company with an option to purchase the facility for nominal consideration.
          (6) Provided to the Company by an affiliate pursuant to arrangements under which the Company reimburses the affiliate for a portion of the cost relating to the space.
          (7)  Leased.

       All of the plants are well maintained, general manufacturing facilities which are suitable for the Company's operations. The Company believes that, except for Ness, which generally is operating near capacity, all of the operating companies have facilities which are adequate to meet significant increases in the demand for their products.

ITEM   3.     LEGAL PROCEEDINGS

       The Company is a party to certain legal actions arising in the ordinary course of its business, including actions naming the Company as a potentially responsible party or as a third-party defendant in cost recovery actions initiated pursuant to environmental laws. Based upon the information presently available to the Company, the Company believes that the ultimate outcome of these actions will not have a material adverse effect upon its financial position.

ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM   5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS

       The Company's common stock, held by approximately 1,100 holders of record as of February 29, 1996, is traded in the over-the-counter market. Trading of shares of the Company's common stock is limited. No reliable trading data for the Company's common stock was publicly available for the period January 1, 1993 through April 7, 1994. Since April 8, 1994, trading information has been available from the OTC Bulletin Board provided by the National Association of Securities Dealers (NASD). The following table sets forth selling prices of the Company's common stock as reported by the OTC Bulletin Board:

                                          SELLING PRICES
                                    --------------------------
                PERIOD                  HIGH           LOW
         --------------------       -----------     ----------
          4/8/94 -  6/30/94            $3.00           $1.50
          7/1/94 -  9/30/94            $2.50           $1.50
         10/1/94 - 12/31/94            $2.50           $1.50
          1/1/95 -  3/31/95            $2.375          $1.25
          4/1/95 -  6/30/95            $3.25           $1.50
          7/1/95 -  9/30/95            $3.125          $2.00
         10/1/95 - 12/31/95            $3.75           $2.50

       The Company is not able to determine whether or not retail mark-ups, mark-downs or commissions were included in the above prices. The Company believes that five brokerage firms currently make a market in the Company's common stock, although both bid and asked quotations may at times be limited.

       No dividends have been paid on the Company's common stock since 1979. The future payment of dividends is dependent upon, among other things, the earnings and capital requirements of the Company. The agreements pursuant to which certain of the Company's indebtedness is outstanding, and the terms of the Company's preferred stock, contain provisions limiting the Company's ability to make dividend payments on its common stock. The most restrictive of such provisions would have permitted the Company to pay $3,495,000 of dividends on its common stock at December 31, 1995. (See also Notes 6 and 7 to the consolidated financial statements in Part II, Item 8.)

       The Board of Directors intends, for the foreseeable future, to follow a policy of retaining the Company's earnings in order to reduce the indebtedness of the Company and finance the development and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth selected consolidated financial data of the Company as of and for each of the years in the five-year period ended December 31, 1995 (dollar amounts in thousands, except per share amounts). The financial data set forth below has been taken from the consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent certified public accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with, and are qualified by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and the consolidated financial statements in Part II, Item 8.

                                                                            YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                              1995         1994       1993        1992        1991
                                                              ----         ----       ----        ----        ----
SELECTED STATEMENTS OF OPERATIONS DATA:
     Net sales                                              $104,298     $88,532     $74,976     $65,201     $65,180
                                                            ========     =======     =======     =======     =======

     Income from continuing operations (1)                  $  9,657     $ 8,102     $ 6,347     $   548     $ 3,965
     Interest expense                                          7,585       6,272       5,496       5,041       5,867
     Other income/(expense), net                                 641         536         -           -           (56)
     Provision/(credits) for income taxes                        425          34         -           -          (396)
                                                            --------     -------     -------     -------     -------
     Income/(loss) before discontinued operations
       and extraordinary item                                  2,288       2,332         851      (4,493)     (1,562)
     Loss from discontinued operations                           -           -           -           -          (209)
     Extraordinary item (2)                                      -           -           -           -           978
                                                            --------     -------     -------     -------     -------
           Net income/(loss)                                $  2,288     $ 2,332     $   851     $(4,493)    $  (793)
                                                            ========     =======     =======     =======     =======

     Per fully diluted share of common stock (3):
           Income/(loss) before discontinued operations
             and extraordinary item                         $    .49     $   .51     $   .13     $ (1.11)    $  (.39)
           Discontinued operations                               -           -           -           -          (.05)
           Extraordinary item                                    -           -           -           -           .24
                                                            --------     -------     -------     -------     -------
                Net income/(loss)                           $    .49     $   .51     $   .13     $ (1.11)    $  (.20)
                                                            ========     =======     =======     =======     =======



                       (Footnotes on following page)                 (Continued)

                                                                             YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                          1995          1994           1993           1992          1991
                                                          ----          ----           ----           ----          ----
OTHER DATA:
     Average number of employees                           1,147            968           860            883           905
     Depreciation and amortization expenses            $   6,449     $    5,060     $   4,297     $    5,050     $   5,216
     Capital expenditures                              $  17,902     $   15,319     $   6,288     $    2,235     $     613


                                                                                   DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                          1995          1994           1993           1992          1991
                                                          ----          ----           ----           ----          ----
SELECTED BALANCE SHEET DATA:
     Current assets                                    $  24,478     $   22,752     $  15,715     $   14,257     $  15,211
     Current liabilities (4)                              29,253         24,330        12,733         51,224        50,940
                                                       ---------     ----------     ---------     ----------     ---------

           Net working capital/(deficit)               $  (4,775)    $   (1,578)    $   2,982     $  (36,967)    $ (35,729)
                                                       =========     ==========     =========     ==========     =========

     Total assets                                      $  81,876     $   67,396     $  49,983     $   45,584     $  50,978
     Long-term debt, excluding current portion (4)     $  56,033     $   49,627     $  46,273     $    3,795     $   5,013
     Redeemable preferred stock at par value           $     510     $      555     $     600     $      735     $     735
     Total stockholders' deficit                       $  (4,976)    $   (7,215)    $  (9,623)    $  (10,170)    $  (5,710)

[FN]
(1) In 1992, income from continuing operations included charges of $1,113,000 for the amortization of and $2,132,000 for the write-off of covenants not to compete. In 1991, income from continuing operations included a charge of $1,113,000 for the amortization of covenants not to compete.

(2) In 1991, the extraordinary item represented the gain on the repurchase of $1,500,000 principal amount of the Company's 12-3/4% Subordinated Notes, due February 1, 1997.

(3) In 1995, 1994 and 1993, fully diluted income per common share was reduced by $.02, $.02 and $.07, respectively, to reflect the effect of dividends paid or accrued on the Company's preferred stock and the amount by which payments made to effect the redemption of the preferred stock exceeded the par value of such shares.

(4) At December 31, 1992 and 1991, $29,046,000 and $30,429,000, respectively, of debt obligations with scheduled maturities of one year or more were classified as current liabilities because of certain defaults. In January 1993, the Company completed a restructuring of substantially all of its indebtedness which eliminated all defaults on its outstanding debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Various statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are based upon projections and estimates, as distinct from past or historical facts and events. These forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to be materially different. Such risks and uncertainties include changes in future economic conditions, changes in the competitive environment, changes in the capital markets, unanticipated operating results and a number of other factors.

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

RESULTS OF OPERATIONS

       1995 VERSUS 1994

       NET SALES

       A summary of the net sales of the Rubber Group and the Metals Group for 1995 and 1994 follows (dollar amounts in thousands):

                                                                 PERCENTAGE
                                          1995          1994      INCREASE
                                          ----          ----      --------
              Rubber Group              $ 62,302       $46,868      32.9%
              Metals Group                41,996        41,664       0.8
                                        --------       -------      ----
                                        $104,298       $88,532      17.8%
                                        ========       =======      ====

       Approximately 89% of the $15,434,000 increase in net sales of the Rubber Group came from increased sales of seals for primary wire-harnesses and insulators for ignition-wire-harnesses. Increased sales of tooling and medical components were responsible for the balance of the increase. If net sales of the Extruded and Lathe-Cut Products Division, which was sold on June 30, 1995, were excluded from the above table, net sales of the Rubber Group would have increased from $44,306,000 to $60,981,000, an increase of 37.6%.

       In 1995, net sales of the Metals Group were adversely affected by a decline of $3,978,000 in sales of a single component to TRW VSSI. The decline in sales of the component resulted from the planned phase-out of the inflator system of which the component is a part. (See also "Liquidity and Capital Resources - Dependence on Large Customers" in this Item 7.)

       COST OF SALES

       A summary of cost of sales and cost of sales as a percentage of net sales for the Rubber Group and the Metals Group for 1995 and 1994 follows (dollar amounts in thousands):

                                                                   PERCENTAGE
                                 1995                1994           INCREASE
                           ----------------     ---------------    ----------
Rubber Group               $50,623     81.3%    $39,314    83.9%     28.8%
Metals Group                34,138     81.3      32,320    77.6       5.6
                           -------     ----     -------    ----      ----
                           $84,761     81.3%    $71,634    80.9%     18.3%
                           =======     ====     =======    ====      ====

       The decrease in cost of sales of the Rubber Group as a percentage of net sales from 83.9% in 1994 to 81.3% in 1995, resulted from reduced direct labor expense as a percentage of net sales, primarily because of the purchase of new equipment and the introduction of improved manufacturing processes, and reduced factory overhead expense as a percentage of net sales, primarily because factory overhead expense grew at a slower rate than sales at the Precision Seals Division and the Electrical Insulator Division. Reductions in factory overhead expense as a percentage of net sales at the Precision Seals Division and the Electrical Insulator Division were offset in part by costs associated with the development and startup of new products at Lexington Medical. The reduction in factory overhead expense as a percentage of net sales at the Precision Seals Division would have been greater but for the impact of startup expenses and production inefficiencies at the Division's new facility in LaGrange, Georgia.

       Cost of sales of the Metals Group as a percentage of net sales increased from 77.6% in 1994 to 81.3% in 1995, primarily because of increased factory overhead expense as a percentage of net sales and, to a lesser extent, increased direct labor expense as a percentage of net sales at Ness. Increased factory overhead expense and direct labor expense as a percentage of net sales at Ness were offset in part by lower material costs as a percentage of net sales and decreased factory overhead expense and direct labor expense as a percentage of net sales at Falconer. Factory overhead and direct labor expense as a percentage of net sales increased at Ness because of the installation of new equipment and the start-up of new products. In addition, factory overhead expense as a percentage of net sales increased because of reduced absorption of fixed factory overhead expense due to a decrease in net sales at Ness.

       SELLING AND ADMINISTRATIVE EXPENSES

       A summary of selling and administrative expenses and selling and administrative expenses as a percentage of net sales for the Rubber Group, the Metals Group and the Corporate Office follows (dollar amounts in thousands):

                                                                  PERCENTAGE
                                1995                1994           INCREASE
                           ---------------     --------------     ----------


Rubber Group               $4,175      6.7%    $3,694     7.9%       13.0%
Metals Group                3,712      8.8      3,284     7.9        13.0
Corporate Office            1,993      N/A      1,818     N/A         9.6
                           ------     ----     ------    ----        ----
                           $9,880      9.5%    $8,796     9.9%       12.3%
                           ======     ====     ======    ====        ====

       At the Rubber Group, selling and administrative expenses as a percentage of net sales decreased to 6.7% during 1995, primarily because most selling and administrative expenses grew at a slower rate than net sales and because of reduced legal expenses.

       At the Metals Group, selling and administrative expenses as a percentage of net sales increased to 8.8% during 1995, primarily because of increased legal expenses.

       In 1995, administrative expenses at the Corporate Office increased, primarily because of increased wage expenses and increased accruals for incentive compensation, offset in part by reduced legal expenses.

       INTEREST EXPENSE

       Interest expense totaled $7,585,000 during 1995, an increase of $1,313,000, compared to 1994. This increase was caused primarily by an increase in average borrowings outstanding.

       OTHER INCOME

       On June 30, 1995, the Company sold the Extruded and Lathe-Cut Products Division of LCI for cash and the assumption by the purchaser of certain liabilities, which resulted in a pre-tax gain of $578,000. In addition, during 1995, the Company realized a pre-tax gain in the amount of $63,000 on the sale of several other pieces of equipment. During 1994, other income consisted of a gain of $336,000 on the sale of marketable securities and a gain of $200,000 from the sale of real estate in connection with the settlement of litigation.

       PROVISION FOR INCOME TAXES

       The income tax provisions otherwise recognizable during 1995 and 1994 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards. In 1995, the income tax provision was also reduced by $265,000 because the Company's valuation allowance was reduced by the recognition of federal operating loss carryforwards which the Company expects to utilize during 1996. The Company's valuation allowance decreased $703,000 in 1995.

       At December 31, 1994, the Company's valuation allowance equaled 100% of its net deferred tax assets. (For additional information concerning income tax expense and the utilization of tax loss carryforwards and tax credit carryforwards, see Note 10 to the consolidated financial statements in Part II,
Item 8.)

       1994 VERSUS 1993

       NET SALES

       A summary of the net sales of the Rubber Group and the Metals Group for 1994 and 1993 follows (dollar amounts in thousands):

                                                               PERCENTAGE
                                        1994          1993      INCREASE
                                        ----          ----      --------

             Rubber Group              $46,868       $40,388      16.0%
             Metals Group               41,664        34,588      20.5
                                       -------       -------      ----
                                       $88,532       $74,976      18.1%
                                       =======       =======      ====

       Approximately 77% of the $6,480,000 increase in net sales of the Rubber Group came from increased sales of seals for primary wire-harnesses and insulators for ignition-wire-harnesses. Increased net sales of medical components were primarily responsible for the balance of the increase.

       Net sales of the Metals Group increased by $7,076,000 in 1994, primarily due to a $2,762,000 increase in net sales to TRW VSSI and a $2,690,000 increase in net sales of die cast components.

       COST OF SALES

       A summary of cost of sales and cost of sales as a percentage of net sales for the Rubber Group and the Metals Group for 1994 and 1993 follows (dollar amounts in thousands):

                                                                       PERCENTAGE
                                  1994                  1993            INCREASE
                          ------------------     -----------------     ----------
Rubber Group              $ 39,314     83.9%    $ 33,280    82.4%        18.1%
Metals Group                32,320     77.6       27,413    79.3         17.9
                          --------     ----     --------    ----         ----
                          $ 71,634     80.9%    $ 60,693    80.9%        18.0%
                          ========     ====     ========    ====         ====

       Cost of sales of the Rubber Group as a percentage of net sales increased from 82.4% in 1993 to 83.9% in 1994, primarily as a result of increased factory overhead expense as a percentage of net sales. During 1994, increased factory overhead expense included increased indirect labor expense, increased workers' compensation expense and increased depreciation and amortization expense. Increased factory overhead expense as a percentage of net sales was offset in part by lower direct labor expense as a percentage of net sales resulting from the installation of new and refurbished equipment and the introduction of improved manufacturing processes.

       Cost of sales of the Metals Group as a percentage of net sales decreased from 79.3% in 1993 to 77.6% in 1994. During 1994, material costs and direct labor expense as percentages of net sales were essentially unchanged, while factory overhead expense as a percentage of net sales decreased, primarily because sales increased while certain components of factory overhead expense remained relatively unchanged.

       SELLING AND ADMINISTRATIVE EXPENSES

       A summary of selling and administrative expenses and selling and administrative expenses as a percentage of net sales for the Rubber Group, the Metals Group and the Corporate Office follows (dollar amounts in thousands):

                                                                       PERCENTAGE
                                  1994                  1993            INCREASE
                          ------------------     -----------------     ----------
Rubber Group               $  3,694      7.9%    $  3,166     7.8%       16.7%
Metals Group                  3,284      7.9        2,894     8.4        13.5
Corporate Office              1,818      N/A        1,876     N/A        N/A
                           --------     ----     --------    ----        ----
                           $  8,796      9.9%    $  7,936    10.6%       10.8%
                           ========     ====     ========    ====        ====


       At the Rubber Group, selling and administrative expenses as a percentage of net sales increased to 7.9% in 1994 compared to 7.8% in 1993, primarily as a result of the addition of sales and administrative personnel.

       At the Metals Group, selling and administrative expenses as a percentage of net sales decreased to 7.9% in 1994, compared to 8.4% in 1993. Increased sales of products subject to sales commissions and increased advertising costs were more than offset by efficiencies related to increased volume.

       In 1994, administrative expenses at the Corporate Office decreased by $58,000, or 3.1%, primarily as a result of reduced legal fees. In 1993, administrative expenses at the Corporate Office included $730,000 of expenses recorded in connection with the Company's restructuring of its 12-3/4% Subordinated Notes, due February 1, 1997 (the "12-3/4% Notes"), and 14% Junior Subordinated Convertible Notes, due May 1, 2000, which were partially offset by a credit of $215,000 resulting from the settlement of litigation.

       INTEREST EXPENSE

       Interest expense totaled $6,272,000 during 1994, an increase of $776,000, compared to 1993. This increase was caused primarily by an increase in average borrowings outstanding and increases in the Prime Rate.

       OTHER INCOME

       During 1994, other income consisted of a gain of $336,000 on the sale of marketable securities and a gain of $200,000 from the sale of real estate in connection with the settlement of litigation.

       PROVISION FOR INCOME TAXES

       The income tax provisions otherwise recognizable during 1994 and 1993 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards. (For additional information concerning income tax expense and the utilization of tax loss carryforwards and tax credit carryforwards, see Note 10 to the consolidated financial statements in Part II, Item 8.)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD ADOPTED DURING 1994

       FINANCIAL ACCOUNTING STANDARD NO. 112

       Effective January 1, 1994, the Company changed its method of accounting for postemployment benefits, such as Company funded disability benefits, from the cash basis (recognizing expense as benefits are paid) to the accrual method (recognizing the estimated cost of providing such benefits as an expense while the employee renders service) as required by "Financial Accounting Standard No. 112, Employers' Accounting for Postemployment Benefits" ("FAS 112"). The adoption of FAS 112 did not materially affect the financial position or results of operations of the Company because benefits of this type currently provided by the Company are de minimis in amount.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS TO BE ADOPTED DURING 1996

       FINANCIAL ACCOUNTING STANDARD NO. 121 - IMPAIRMENT OF LONG-LIVED ASSETS

       In March 1995, the Financial Accounting Standards Board issued "Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), which requires losses to be recorded on long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of such assets. FAS 121 also addresses the accounting for long-lived assets to be disposed of. The Company plans to adopt FAS 121 during the first quarter of 1996 and believes that, at the time of adoption, FAS 121 will not affect the financial position or results of operations of the Company.

       FINANCIAL ACCOUNTING STANDARD NO. 123 - STOCK-BASED COMPENSATION

       The Company has a Restricted Stock Award Plan and an Incentive Stock Option Plan pursuant to which it may award to officers and key employees restricted shares of the Company's common stock and options to purchase shares of the Company's common stock. Awards under both plans are accounted for in accordance with the provisions of "Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees" ("APB 25"). With respect to restricted shares, the Company recognizes compensation expense on the date of grant equal to the then market value of the Company's common stock. With respect to options to purchase shares of common stock or shares of common stock issued at the time options are exercised, the Company does not recognize compensation expense.

       During 1995, the Financial Accounting Standards Board issued "Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation"
("FAS 123"), which establishes new standards for the measurement and recognition of stock-based compensation, but allows entities to continue using APB 25 to account for the issuance of stock-based compensation if they disclose the pro forma effect of stock-based compensation on net income and earnings per share as if FAS 123 had been adopted. FAS 123 is effective for 1996. The Company intends to continue using the provisions of APB 25 to account for stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

       CASH FLOWS RELATING TO OPERATING ACTIVITIES

       During 1995, net cash provided by the operating activities of the Company totaled $7,860,000.

       During 1995, $481,000 of cash was used to fund increased levels of accounts receivable, resulting primarily from increased levels of sales and orders during the fourth quarter of 1995, compared to the fourth quarter of 1994.

       At December 31, 1995, the Company's trade accounts payable included approximately $2,876,000 relating to the purchase of new property, equipment and customer-owned tooling, compared to $4,325,000 at December 31, 1994. Excluding accounts payable balances related to purchases of new property, equipment and customer-owned tooling, trade accounts payable increased by $1,588,000, from $6,164,000 at December 31, 1994 to $7,752,000 at December 31,
1995. The increase resulted from higher levels of production during the fourth quarter of 1995, compared to the fourth quarter of 1994, and, to a lesser extent, a temporary slowing of payments to suppliers.

       Compared to December 31, 1994, accrued expenses at December 31, 1995 included increased accruals for employee compensation and related taxes and benefits and increased accruals for alternative minimum taxes.

       Net working capital declined during 1995 by $3,197,000, primarily because capital expenditures were financed with increased short-term borrowings under the Company's revolving line of credit (the "Revolving Line of Credit") provided to the Company by Congress Financial Corporation ("Congress"). (For additional information concerning the Revolving Line of Credit, see "Cash Flows Relating to Financing Activities" in this Item 7 and Notes 5 and 6 to the consolidated financial statements in Part II, Item 8.)

       CASH FLOWS RELATING TO INVESTING ACTIVITIES

       During 1995, the investing activities of the Company used $17,997,000 of cash, primarily for capital expenditures.

       The following table sets forth capital expenditures for the Rubber Group, the Metals Group and the Corporate Office during 1995 and 1994 (dollar amounts in thousands):

                                           Year Ended December 31,
                                           -----------------------
                                            1995             1994             Total
                                            ----             ----             -----
                Rubber Group:
                    Equipment           $     8,487       $    6,537       $   15,024
                    Land and buildings        4,097            2,114            6,211
                                        -----------       ----------       ----------
                                             12,584            8,651           21,235
                                        -----------       ----------       ----------

                Metals Group:
                    Equipment                 3,384            6,622           10,006
                    Land and buildings        1,918               34            1,952
                                        -----------       ----------       ----------
                                              5,302            6,656           11,958
                                        -----------       ----------       ----------

                Corporate Office:
                    Equipment                    16               12               28
                    Land and buildings          -                -                -
                                        -----------       ----------       ----------
                                                 16               12               28
                                        -----------       ----------       ----------

                Total Company:
                    Equipment                11,887           13,171           25,058
                    Land and buildings        6,015            2,148            8,163
                                        -----------       ----------       ----------

                                        $    17,902       $   15,319       $   33,221
                                        ===========       ==========       ==========

       As a result of growing market share in certain market niches and increased volume because of a healthy economy and, in particular, a strong automotive industry, the Company commenced a major expansion plan in 1994. Net sales increased from $74,976,000 in 1993, to $88,532,000 in 1994 and then to $104,298,000 in 1995. Net sales for 1996 are currently projected to range between $110,000,000 and $120,000,000. The Company estimates that approximately $4,000,000 of capital expenditures are required annually to maintain or replace existing equipment or to effect cost reductions and that the balance of capital expenditures are for the expansion of facilities and the purchase of production equipment to meet increased demand for product.

       During 1995, $958,000 of funds were used to finance deferred tooling expense. Also, during 1995, $998,000 of funds were provided by the sale of the Extruded and Lathe-Cut Products Division of LCI.

       The Company presently estimates that capital expenditures will total approximately $13,000,000 during 1996. At December 31, 1995, the Company had commitments outstanding for capital expenditures totaling approximately $6,700,000. The Company anticipates that the funds needed for capital expenditures in 1996 will be provided by cash flows from operations and from borrowings. (See also "Liquidity" in this Item 7.)

       CASH FLOWS RELATING TO FINANCING ACTIVITIES

       During 1995, the financing activities of the Company provided $10,176,000 of cash, primarily from increased borrowings.

       The Company finances its day-to-day operations through the Revolving Line of Credit. The Company also uses the Revolving Line of Credit to fund capital expenditures with the intention of later refinancing such borrowings with term loans. The Company borrows and repays loans outstanding under the Revolving Line of Credit daily, depending on cash receipts and disbursements. The ability of the Company to borrow under the Revolving Line of Credit is based on certain availability formulas, agreed upon by the Company and Congress, which are based on the levels of accounts receivable and inventories of the Company.

       In addition to borrowings under the Revolving Line of Credit, in 1995, the Company borrowed an aggregate of $15,067,000 in term loans from Congress. Proceeds from the term loans were used to refinance loans outstanding under the Revolving Line of Credit. Congress provides the Company with a line of credit which can be used to finance a portion of qualifying new equipment purchases through term loans (the "Equipment Line of Credit"). Generally, the amount of financing available to fund new equipment purchases is equal to 85% of the appraised orderly liquidation value of the equipment being purchased. At December 31, 1995, the Equipment Line of Credit totaled $5,466,000.

       In the first quarter of 1996, the Company obtained from Congress, The CIT Group/Equipment Financing, Inc. and Bank One, Akron, NA ("Bank One") term loans in the aggregate amount of $10,302,000. Proceeds from the term loans were used to refinance $4,035,000 of term loans outstanding with Congress and $6,267,000 of loans outstanding under the Revolving Line of Credit.

       As a result of the borrowings under long-term agreements during the first quarter of 1996, $3,730,000 of loans outstanding under the Revolving Line of Credit were classified as long-term debt at December 31, 1995.

       Also, in the first quarter of 1996, the Company borrowed $1,000,000 from Bank One on a demand basis. The $1,000,000 loan is scheduled to be refinanced as part of a $2,500,000 term loan to be advanced during the second quarter of 1996 (the "Bank One Commitment").

       The Company's financing arrangements, which are secured by substantially all of the Company's assets and the stock of LCI, require the Company to maintain certain financial ratios and limit the payment of dividends.

       LIQUIDITY

       The Company operates with high financial leverage and limited liquidity. During 1995, aggregate indebtedness of the Company, excluding accounts payable, increased by $10,808,000 to $68,086,000 at December 31, 1995. As a result of increased borrowings during the first quarter of 1996, the aggregate indebtedness of the Company, excluding accounts payable, totaled $75,390,000 as of March 26, 1996.

       Cash interest and principal payments totaled $7,299,000 and $3,228,000, respectively, in 1995. During 1996, cash interest and principal payments are projected to total approximately $7,986,000 and $5,163,000, respectively.

       Availability under the Revolving Line of Credit totaled $2,340,000 at March 26, 1996. Availability under the Revolving Line of Credit is calculated without deducting outstanding checks issued by the Company. Typically, outstanding checks average approximately $1,500,000.

       During 1996, the Company anticipates that, in addition to its projected cash flows from operations, borrowings in the amount of approximately $10,400,000 will be required to meet the Company's working capital, capital expenditure and debt service requirements. Peak borrowing requirements during 1996 of approximately $78,000,000 are projected to occur on August 1, 1996, the scheduled payment date for $2,022,000 of interest then due on the 12-3/4% Notes. Although no assurances can be given, based on its present business plan, the Company currently believes that cash flows from operations and availability under the Revolving Line of Credit, the Equipment Line of Credit, and the Bank One Commitment should be adequate to meet its anticipated working capital, capital expenditure and debt service requirements for 1996. If cash flows from operations or availability under the Revolving Line of Credit, the Equipment Line of Credit, and the Bank One Commitment fall below expectations, the Company intends to reduce or delay its capital expenditure program and/or to extend accounts payable balances with suppliers beyond terms which the Company believes are customary in the industries in which it operates.

       DEPENDENCE ON LARGE CUSTOMERS

       During 1995, 1994 and 1993, net sales to TRW VSSI, the Company's second largest customer, accounted for 8.1%, 13.0% and 11.8%, respectively, of the Company's total net sales and consisted primarily of sales of a single component. During 1995, net sales of the single component declined by $3,978,000. The decline in sales, which occurred because of the planned phase-out of the inflator system of which the component is a part, had an adverse affect on the operating profit of Ness and the Company. Currently, management of the Company believes that the component will only be in production through June 30, 1996. The Company believes that, during 1996, orders for new parts from TRW VSSI and other companies which supply TRW VSSI will not offset the decrease in sales of the single component and that the decrease will result in a significant reduction of operating profit at Ness in 1996. The Company currently believes that the reduction in operating profit at Ness will not have a material adverse effect on the financial position or operating profit of the Company.

       ACQUISITIONS

       The Company is seeking to acquire assets and businesses related to its current operations with the intention of expanding its existing operations. Depending on, among other things, the size and terms of such acquisitions, the Company may be required to obtain additional financing and, in some cases, the approval of Congress and the holders of other debt of the Company. The Company's ability to effect acquisitions may be dependent upon its ability to obtain such financing and, to the extent applicable, consents.

INFLATION

       Many customers of the Company will not accept price increases from the Company to compensate for increases in labor and overhead expenses that result from inflation. To the extent practical, fluctuations in material costs are passed through to customers. Although the Company may, in certain cases, commit to a fixed material cost for a specified time period, generally, a similar offsetting commitment is made to the Company by its material supplier. To offset inflationary costs which the Company cannot pass through to its customers and to maintain or improve its operating margins, the Company has continually worked to improve its production efficiencies and manufacturing processes. Although the Company believes that during the three-year period ended December 31, 1995 inflationary increases in labor and overhead expenses have been substantially offset as a result of its efforts, there can be no assurance that the Company will continue to be able offset inflationary cost increases through such measures.

ENVIRONMENTAL MATTERS

       The Company has been named from time to time as one of numerous potentially responsible parties under applicable environmental laws for restoration costs at waste disposal sites, as a third-party defendant in cost recovery actions pursuant to applicable environmental laws and as a defendant or potential defendant in various other environmental law matters. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion and, although there can be no assurance as to the outcome of existing or potential environmental litigation, in the event such litigation were commenced, based upon the information currently available to the Company, the Company believes that the outcome of such actions would not have a material adverse effect upon its financial position.

                       THIS PAGE INTENTIONALLY LEFT BLANK

ITEM    8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
               Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . .   23

               Consolidated Balance Sheets at December 31, 1995 and 1994  . . . . . . . . . . .   24

               Consolidated Statements of Income for the Years Ended
                 December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .   26

               Consolidated Statements of Stockholders' Deficit for
                 the Years Ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .   27

               Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .   28

               Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .   30

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiary


       We have audited the accompanying consolidated balance sheets of Lexington Precision Corporation and subsidiary at December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the table of contents in Part IV, Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP


Cleveland, Ohio
March 22, 1996

                        LEXINGTON PRECISION CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                                  DECEMBER 31,
                                                                           ------------------------
                                                                              1995           1994
                                                                              ----           ----
     ASSETS:


     Current assets:
          Cash                                                            $      118      $      79
          Accounts receivable                                                 12,959         12,478
          Inventories                                                          8,105          8,186
          Prepaid expenses and other assets                                    2,101          2,009
          Deferred income taxes                                                1,195            -
                                                                          ----------      ---------
              Total current assets                                            24,478         22,752
                                                                          ----------      ---------

     Property, plant and equipment:
          Land                                                                 1,525            823
          Buildings                                                           17,190         12,274
          Equipment                                                           57,110         46,516
                                                                          ----------      ---------
                                                                              75,825         59,613
          Less accumulated depreciation                                       30,887         27,019
                                                                          ----------      ---------
              Property, plant and equipment, net                              44,938         32,594
                                                                          ----------      ---------

     Excess of cost over net assets of businesses acquired, net                9,726         10,041
                                                                          ----------      ---------

     Other assets, net                                                         2,734          2,009
                                                                          ----------      ---------

                                                                          $   81,876      $  67,396
                                                                          ==========      =========


See notes to consolidated financial statements.                                         (Continued)

                        LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)


                                                                                  DECEMBER 31,
                                                                            -----------------------
                                                                              1995           1994
                                                                              ----           ----
     LIABILITIES AND STOCKHOLDERS' DEFICIT:


     Current liabilities:
          Accounts payable                                                $   10,628      $  10,489
          Accrued expenses                                                     6,572          6,190
          Short-term debt                                                      7,522          5,052
          Current portion of long-term debt                                    4,531          2,599
                                                                          ----------      ---------
               Total current liabilities                                      29,253         24,330
                                                                          ----------      ---------

     Long-term debt, excluding current portion                                56,033         49,627
                                                                          ----------      ---------


     Deferred income taxes and other long-term liabilities                     1,056             99
                                                                          ----------      ---------

     Redeemable preferred stock, $100 par value,
       at redemption value                                                     1,020          1,110
     Less excess of redemption value over par value                              510            555
                                                                          ----------      ---------
         Redeemable preferred stock at par value                                 510            555
                                                                          ----------      ---------


     Stockholders' deficit:
         Common stock, $.25 par value, 10,000,000
           shares authorized, 4,348,951 shares issued                          1,087          1,087
         Additional paid-in-capital                                           12,547         12,659
         Accumulated deficit                                                 (18,305)       (20,593)
         Cost of common stock in treasury, 120,915 and
           145,915 shares, respectively                                         (305)          (368)
                                                                          ----------      ---------
              Total stockholders' deficit                                     (4,976)        (7,215)
                                                                          ----------      ---------


                                                                          $   81,876      $  67,396
                                                                          ==========      =========


See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                                        YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   1995           1994           1993
                                                                   ----           ----           ----
Net sales                                                       $ 104,298      $  88,532      $  74,976
                                                                ---------      ---------      ---------

Costs and expenses:
     Cost of sales                                                 84,761         71,634         60,693
     Selling and administrative expenses                            9,880          8,796          7,936
                                                                ---------      ---------      ---------
         Total costs and expenses                                  94,641         80,430         68,629
                                                                ---------      ---------      ---------

Income from operations                                              9,657          8,102          6,347

Interest expense                                                    7,585          6,272          5,496

Other income                                                          641            536            -
                                                                ---------      ---------      ---------

Income before income taxes                                          2,713          2,366            851

Provision for income taxes                                            425             34            -
                                                                ---------      ---------      ---------

Net income                                                      $   2,288      $   2,332      $     851
                                                                =========      =========      =========

Net income per primary and fully diluted common share:

     Primary                                                    $     .52      $     .53      $     .13
                                                                =========      =========      =========

     Fully diluted                                              $     .49      $     .51      $     .13
                                                                =========      =========      =========


See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (THOUSANDS OF DOLLARS)


                                                    ADDITIONAL                                   TOTAL
                                         COMMON       PAID-IN     ACCUMULATED    TREASURY    STOCKHOLDERS'
                                         STOCK        CAPITAL       DEFICIT        STOCK        DEFICIT
                                         -----        -------       -------        -----        -------
Balance at January 1, 1993             $  1,087      $ 13,286     $ (23,783)     $   (760)     $  (10,170)

Net income                                  -             -             851           -               851
Preferred stock dividends
  and redemptions                           -            (311)          -             -              (311)
Deferred compensation expense
  on restricted stock                       -             -               7           -                 7
                                       --------      --------     ---------      --------      ----------
Balance at December 31, 1993              1,087        12,975       (22,925)         (760)         (9,623)

Net income                                  -             -           2,332           -             2,332
Preferred stock dividends
  and redemptions                           -             (92)          -             -               (92)
Issuance of common shares                   -            (224)          -             392             168
                                       --------      --------     ---------      --------      ----------
Balance at December 31, 1994              1,087        12,659       (20,593)         (368)         (7,215)

Net income                                  -             -           2,288           -             2,288
Preferred stock dividends
  and redemptions                           -             (89)          -             -               (89)
Issuance of common shares                   -             (23)          -              63              40
                                       --------      --------     ---------      --------      ----------
Balance at December 31, 1995           $  1,087      $ 12,547     $ (18,305)     $   (305)     $   (4,976)
                                       ========      ========     =========      ========      ==========


See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                         1995            1994          1993
                                                                         ----            ----          ----
OPERATING ACTIVITIES:

     Net income                                                       $   2,288      $     2,332    $    851
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                   6,449            5,060       4,297
          Deferred income taxes                                            (265)             -           -
          Gain on sale of property, plant and equipment                    (668)             -           -
          Gain on sale of marketable equity securities                      -               (336)        -
          Gain on sale of real estate                                       -               (200)        -
          Changes in operating assets and liabilities which
            provided/(used) cash:
               Receivables                                                 (481)          (3,399)     (1,672)
               Inventories                                                   81           (2,488)       (348)
               Prepaid expenses and other assets                            (92)          (1,149)        529
               Accounts payable                                             139            6,037          32
               Accrued expenses                                             382             (110)      5,844
          Other                                                              27              210          68
                                                                      ---------      -----------    --------

               Net cash provided by operating activities                  7,860            5,957       9,601
                                                                      ---------      -----------    --------

INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                         (17,902)         (15,319)     (6,288)
     Decrease/(increase) in equipment deposits, net                          20              229        (575)
     Proceeds from sales of property, plant and equipment                   998              614           5
     Proceeds from sale of marketable securities                            -                338         -
     Additions to deferred tooling expense                                 (958)            (824)       (373)
     Other                                                                 (155)              (4)        -
                                                                      ---------      -----------    --------

               Net cash used by investing activities                    (17,997)         (14,966)     (7,231)
                                                                      ---------      -----------    --------



See notes to consolidated financial statements.                                                   (Continued)

                        LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                         1995          1994           1993
                                                                         ----          ----           ----
FINANCING ACTIVITIES:

     Net increase in short-term debt                                  $   2,470      $  5,052      $     498
     Proceeds from issuance of long-term debt                            15,566         9,847            -
     Repayment of long-term debt                                         (7,263)       (5,735)        (2,421)
     Redemption of preferred stock                                          (90)          (90)          (270)
     Preferred stock dividends                                              (44)          (47)          (176)
     Issuance of common stock                                                40            90            -
     Other                                                                 (503)          (62)           -
                                                                      ---------      ---------      --------

               Net cash provided/(used) by financing activities          10,176         9,055         (2,369)
                                                                      ---------      ---------      --------

Net increase in cash                                                         39            46              1
Cash at beginning of year                                                    79            33             32
                                                                      ---------      --------       --------

Cash at end of year                                                   $     118      $     79      $      33
                                                                      =========      ========      =========


Supplemental disclosure of cash flow information:
     Interest paid                                                    $   7,299      $  9,779      $   1,134
     Income taxes paid                                                $      99      $     26      $     -


Supplemental disclosure of noncash financing activities:
     Accrued interest converted to long-term debt                     $     -        $    -        $  10,525
     Issuance of 100,000 shares of common stock in exchange
       for investment banking services                                $     -        $     78      $     -


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Lexington Precision Corporation ("LPC") and its wholly-owned subsidiary, Lexington Components, Inc. ("LCI"). Unless the context otherwise requires all references herein to the "Company" are to LPC and LCI. All significant intercompany accounts and transactions have been eliminated.

       USE OF ESTIMATES

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       CONCENTRATION OF CREDIT RISK

       At December 31, 1995 and 1994, trade accounts receivable outstanding from automotive customers totaled $8,357,000 and $7,904,000, respectively. The Company provides for credit losses based upon historical experience and ongoing credit evaluations of its customers' financial condition but does not generally require collateral from its customers to support the extension of trade credit. At December 31, 1995 and 1994, the Company had reserves for credit losses of $175,000 and $174,000, respectively.

       INVENTORIES

       Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):

                                                                  DECEMBER 31,
                                                             ----------------------
                                                               1995          1994
                                                               ----          ----
                Finished goods                               $  3,040     $  2,696
                Work in process                                 2,213        2,285
                Raw materials and purchased parts               2,852        3,205
                                                             --------     --------
                                                             $  8,105     $  8,186
                                                             ========     ========

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful life of the various assets (15 to 32 years for buildings and 3 to 10 years for equipment). Maintenance and repair expenses were $3,162,000, $2,484,000 and $2,189,000 for 1995, 1994 and 1993,
respectively. Maintenance and repair expenses are charged against income as incurred, while major improvements are capitalized. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED

         Excess of cost over the net assets of businesses acquired (goodwill) is amortized on the straight-line method, principally over 40 years. At December 31, 1995 and 1994, accumulated amortization of goodwill was $2,264,000 and $1,948,000, respectively. Amortization of goodwill is classified as part of selling and administrative expenses. During each of 1995, 1994 and 1993, amortization of goodwill totaled $316,000. The carrying value of goodwill is assessed for impairment quarterly. Based upon such assessment, the Company believes that no impairment of goodwill existed at December 31, 1995.

         INCOME PER SHARE

         Primary net income per common share and fully diluted net income per common share are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. For purposes of the income per share calculations, income for each period is reduced by preferred stock dividends and by the amount by which payments made to redeem shares of the Company's $8 Cumulative Convertible Redeemable Preferred Stock, Series B (the "Redeemable Preferred Stock"), exceed the par value of such shares. Common equivalent shares are those shares issuable upon the assumed exercise of outstanding dilutive stock options and conversion of Redeemable Preferred Stock, calculated using the treasury stock method. Fully diluted income per share assumes conversion of the 14% Junior Subordinated Convertible Notes, due May 1, 2000 (the "14% Convertible Notes").

         REPORTING OF CASH FLOWS

         The Company considers all highly liquid investments with maturities at the time of purchase of less than three months to be cash equivalents.

         FINANCIAL ACCOUNTING STANDARD NO. 121 - IMPAIRMENT OF LONG-LIVED ASSETS

         In March 1995, the Financial Accounting Standards Board issued "Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), which requires losses to be recorded on long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of such assets. FAS 121 also addresses the accounting for long-lived assets to be disposed of. The Company plans to adopt FAS 121 during the first quarter of 1996 and believes that, at the time of adoption, FAS 121 will not affect the financial position or results of operations of the Company.

         FINANCIAL ACCOUNTING STANDARD NO. 123 - STOCK-BASED COMPENSATION

         The Company has a Restricted Stock Award Plan and an Incentive Stock Option Plan pursuant to which it may award to officers and key employees restricted shares of the Company's common stock and options to purchase shares of the Company's common stock. Awards under both plans are accounted for in accordance with the provisions of "Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees" ("APB 25"). With respect to restricted shares, the Company recognizes compensation expense on the date of grant equal to the then market value of the Company's common stock. With respect to options to purchase shares of common stock or shares of common stock issued at the time options are exercised, the Company does not recognize compensation expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 1995, the Financial Accounting Standards Board issued "Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation" ("FAS 123"), which establishes new standards for the measurement and recognition of stock-based compensation, but allows entities to continue using APB 25 to account for the issuance of stock-based compensation if they disclose the pro forma effect of stock-based compensation on net income and earnings per share as if FAS 123 had been adopted. FAS 123 is effective for 1996. The Company intends to continue using the provisions of APB 25 to account for stock-based compensation.

         RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements have been reclassified to conform to the 1995 presentation.

NOTE 2 -- PREPAID EXPENSES AND OTHER ASSETS

         At December 31, 1995 and 1994, other current assets included $1,790,000 and $1,242,000, respectively, of tooling acquired by the Company for certain customers. Upon customer approval of the components produced from such tooling, which normally takes less than 90 days, the customer is required to purchase the tooling from the Company.

NOTE 3  --  OTHER NONCURRENT ASSETS

         At December 31, 1995 and 1994, other noncurrent assets included $1,481,000 and $990,000, respectively, which represented amounts paid by the Company for tooling owned by the Company's customers in excess of the amounts paid by the customers for such tooling. Such excess amounts are amortized over periods not exceeding three years. During 1995 and 1994, amortization expense related to tooling owned by customers but funded by the Company was $626,000 and $272,000, respectively.

NOTE 4  --  ACCRUED EXPENSES

         Accrued expenses at December 31, 1995 and 1994 are summarized below (dollar amounts in thousands):

                                                       DECEMBER 31,
                                                  ----------------------
                                                    1995          1994
                                                    ----          ----
                   Interest                       $ 1,717      $ 1,716
                   Employee fringe benefits         1,196        1,645
                   Salaries and wages               1,562          976
                   Taxes                            1,264          755
                   Other                              833        1,098
                                                  -------      -------
                                                  $ 6,572      $ 6,190
                                                  =======      =======

NOTE 5  --  SHORT-TERM DEBT

         At December 31, 1995 and 1994, short-term debt consisted of loans outstanding under the revolving line of credit (the "Revolving Line of Credit") provided to the Company by Congress Financial Corporation ("Congress"). The Revolving Line of Credit has an expiration date of January 2, 1998. Except for certain loans

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which were refinanced under long-term agreements before the consolidated financial statements were issued, the loans outstanding under the Revolving Line of Credit have been classified as short-term debt at December 31, 1995 and 1994 because the Company's cash receipts are automatically used to reduce the loans outstanding under the Revolving Line of Credit on a daily basis, by means of a lock-box sweep arrangement, and Congress has the ability to modify certain terms of the Revolving Line of Credit without the prior approval of the Company. (See also Note 6, "Long-Term Debt.")

         At December 31, 1995, 1994 and 1993, the interest rates on borrowings under the Revolving Line of Credit were 9.1%, 10.0% and 7.5%, respectively.

NOTE 6  --  LONG-TERM DEBT

         Long-term debt at December 31, 1995 and 1994 is summarized below (dollar amounts in thousands):

                                                                                          DECEMBER 31,
                                                                                    ------------------------
                                                                                      1995            1994
                                                                                      ----            -----
             Loans outstanding under the Revolving Line of Credit                $   3,730        $   7,267
             Congress term loans, payable in monthly installments, final
               maturities in 2002 or 2003                                           20,488            8,029
             12% Note, payable in monthly installments through 2000                  2,635            3,078
             Industrial Revenue Bond, 75% of prime, payable in monthly
               installments, final maturity in 2000                                    498              598
             12-3/4% Senior Subordinated Notes, due 2000                            31,682           31,647
             14% Junior Subordinated Convertible Notes, due 2000                     1,000            1,000
             14% Junior Subordinated Nonconvertible Notes, due 2000                    347              347
             Other                                                                     184              260
                                                                                 ---------        ---------

                   Total long-term debt                                             60,564           52,226
                   Less current portion                                              4,531            2,599
                                                                                 ---------        ---------

                        Total long-term debt, excluding current portion          $  56,033        $  49,627
                                                                                 =========        =========

         LOANS OUTSTANDING UNDER THE REVOLVING LINE OF CREDIT CLASSIFIED AS LONG-TERM DEBT

         At December 31, 1995 and 1994, there were loans of $3,730,000 and $7,267,000, respectively, outstanding under the Revolving Line of Credit which were classified as long-term debt because the loans were refinanced under long-term agreements before the consolidated financial statements for the respective years were issued.

         During the first quarter of 1996, the Company obtained term loans in the aggregate amount of $10,302,000, payable in installments ranging from 48 to 84 months. Of that amount, $4,035,000 was used to refinance term loans and $6,267,000 was used to refinance loans outstanding under the Revolving Line of Credit. Of the latter amount, $3,730,000 was used to refinance loans that were outstanding under the Revolving Line of Credit at December 31, 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The term loans obtained during the first quarter of 1996 are payable in monthly installments with final maturities in 2000, 2001, 2002 or 2003. Interest on the loans is due monthly at the London Interbank Offered Rate ("LIBOR") plus 3% or 3-1/4%, Prime Rate plus 3/4% or 1%, or a fixed rate of 8.37%. The loans are secured, in the aggregate, by all receivables, inventories and equipment, and by certain real property and other personal property.

         CONGRESS TERM LOANS

         At December 31, 1995 and 1994, term loans in the aggregate amounts of $20,488,000 and $8,029,000, respectively, were outstanding with Congress. The loans are payable in monthly installments with final maturities in 2002 or 2003, subject to earlier maturity in the event the Revolving Line of Credit terminates or expires. Interest on the loans is due monthly at LIBOR plus 3-1/4% or Prime Rate plus 1%. The loans are secured by all receivables and inventories and by certain equipment, real property and other personal property.

         12% NOTE

         The 12% Note, due April 30, 2000 (the "12% Note"), is payable by LCI, is secured by a mortgage on LCI's Rock Hill, South Carolina, facility and is guaranteed by LPC. Level payments of principal and interest in the amount of $66,000 are due monthly until the 12% Note is paid in full.

         12-3/4% NOTES

         The 12-3/4% Senior Subordinated Notes, due February 1, 2000 (the "12-3/4% Notes"), are unsecured obligations of the Company, redeemable at the option of the Company, in whole or in part, at a declining premium over the principal amount thereof. Interest on the 12-3/4% Notes is due semi-annually on February 1 and August 1.

         14%  NOTES

         The 14% Junior Subordinated Convertible Notes, due May 1, 2000, and 14% Junior Subordinated Nonconvertible Notes, due May 1, 2000 (collectively, the "14% Notes"), are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, at a declining premium over the principal amount thereof. Interest on the 14% Notes is due quarterly on February 1, May 1, August 1 and November 1. The 14% Convertible Notes are convertible into 440,000 shares of the Company's common stock.

         RESTRICTIVE COVENANTS

         Certain of the Company's loan agreements contain covenants restricting the Company's business and operations, including restrictions on the issuance or assumption of additional debt, the sale of all or substantially all of the Company's assets, the purchase of common stock, the redemption of preferred stock and the payment of cash dividends.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes that, at December 31, 1995, the fair value of the Congress term loans and the loans outstanding under the Revolving Line of Credit approximately equaled the outstanding principal balances of such loans because the interest rates on these loans floated at a spread over LIBOR or Prime Rate and because the Company obtained commitments for similar loans from lending institutions other than Congress during 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The 12% Note is secured by a mortgage on the Company's manufacturing facility located in Rock Hill, South Carolina. The Company believes that the fair value of the 12% Note is probably between 85% and 115% of its principal amount because, although the interest rate on the loans is probably in excess of market rates for industrial mortgage loans, the market value of the facility may be less than the outstanding balance of the 12% Note so that a portion of the 12% Note may be unsecured. Depending on how unsecured the loan is perceived to be, the rate on the note may actually be lower than market rates and, as a result, the fair value for the loan may be less than the outstanding principal balance.

         There is a limited market for the 12-3/4% Notes. The Company believes that, based on informal discussions with securities brokers that have traded the 12-3/4% Notes and with buyers and sellers of the 12-3/4% Notes, that the 12-3/4% Notes traded at discounts of between 15% and 30% during 1995.

         The Company believes that the 14% Nonconvertible Notes would hypothetically trade at a discount equal to or in excess of the discount assumed for the 12-3/4% Notes and that the 14% Convertible Notes would hypothetically trade at around par or in excess of par because, at December 31, 1995, they were convertible at a price per common share of $2.2727, which was 9% below the last reported trade of the Company's common stock in 1995.

         Fair value estimates of the Company's securities are subjective in nature and involve uncertainties and matters of judgement and therefore cannot be determined definitively. Any change in the market for similar securities, the financial performance of the Company or interest rates could materially affect the fair value of all of the Company's securities.

         SCHEDULED MATURITIES OF LONG-TERM DEBT

         Maturities of long-term debt for the five-year period ending December 31, 2000 and for the years thereafter are listed below (dollar amounts in thousands):

                       1996            $     4,531
                       1997                  4,927
                       1998                  4,999
                       1999                  5,082
                       2000                 35,385
                   Thereafter                5,640
                                       -----------

                                       $    60,564
                                       ===========

 NOTE 7  --  PREFERRED STOCK

         REDEEMABLE PREFERRED STOCK

         Each share of $8 Cumulative Convertible Redeemable Preferred Stock, Series B, is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment) and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. On November 30, 1995, 450 shares of Redeemable Preferred Stock were redeemed for $90,000. Further redemptions of $90,000 are scheduled on November 30 of each year in order to retire annually

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

450 shares of Redeemable Preferred Stock. Scheduled redemptions for the years 1996 through 2000 total $450,000. For accounting purposes, when such stock is redeemed, the redeemable preferred stock account is reduced by the $100 par value of each share redeemed and paid-in-capital is charged for the $100 excess of redemption value over par value of each share redeemed. Under the terms of the Redeemable Preferred Stock, the Company may not declare any cash dividends on its common stock if there exists a dividend arrearage on the Redeemable Preferred Stock. During 1995, the Company paid the holders of the Redeemable Preferred Stock regular dividends aggregating $8.00 per share.

         OTHER AUTHORIZED PREFERRED STOCK

         The Company's Restated Certificate of Incorporation provides that the Company is authorized to issue 2,500 shares of 6% Cumulative Convertible Preferred Stock, Series A, $100 par value ("Series A Preferred Stock"). At December 31, 1995 and 1994, no shares of the Series A Preferred Stock were issued or outstanding.

         The Company's Restated Certificate of Incorporation also provides that the Company is authorized to issue 2,500,000 shares of preferred stock having a par value of $1 per share. At December 31, 1995 and 1994, no shares of the preferred stock, $1 par value, were issued or outstanding.

NOTE 8  --  COMMON STOCK

         COMMON STOCK, $.25 PAR VALUE

         At December 31, 1995 and 1994, there were 4,228,036 and 4,203,036 shares, respectively, of the Company's common stock outstanding and 385,000 and 410,000 shares, respectively, reserved for issuance under the Company's Restricted Stock Award Plan and Incentive Stock Option Plan.

         RESTRICTED STOCK AWARD PLAN

         The Company has a Restricted Stock Award Plan pursuant to which the Company may award restricted shares of common stock to officers and key employees. Plan participants are entitled to receive cash dividends (if any) and to vote their respective shares. The restricted shares vest at a rate set by the Compensation Committee of the Company's Board of Directors, which has generally set the rate at 25% per year on each of the four anniversary dates subsequent to the award date. Unless otherwise amended, the Restricted Stock Award Plan expires on December 31, 2001.

         During 1995, 1994 and 1993, no shares of restricted common stock were awarded. At December 31, 1995 and 1994, 350,000 shares of common stock were available for grant under the terms of the Restricted Stock Award Plan.

         INCENTIVE STOCK OPTION PLAN

         The Company has an Incentive Stock Option Plan that provides for grants to officers and key employees of options to purchase shares of the Company's common stock. The exercise price of an option is established by the Compensation Committee of the Company's Board of Directors at the date of grant at a price not less than the then market price of the Company's common stock. During 1995, 1994 and 1993, no options were granted. At December 31, 1995, options for 35,000 shares were outstanding and no options were available for future grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Activity in the Company's Incentive Stock Option Plan for 1995 and 1994 is summarized below:

                                                           OPTION PRICE
                                                                OR                      SHARES
                                                            PRICE RANGE              UNDER OPTION
                                                        -------------------        ----------------
                Outstanding at January 1, 1994            $.625 to $1.625               125,000

                Granted                                                                    None
                Exercised                                     $1.625                     55,000
                Terminated                                    $1.625                     10,000
                                                                                      ---------

                Outstanding at December 31, 1994          $.625 to $1.625                60,000
                                                                                      =========

                Granted                                                                    None
                Exercised                                     $1.625                     25,000
                Terminated                                                                 None
                                                                                      ---------

                Outstanding at December 31, 1995               $.625                     35,000
                                                                                      =========

         At December 31, 1995 and 1994, outstanding options for 35,000 and 51,250 shares, respectively, were exercisable.

NOTE 9  --  EMPLOYEE BENEFIT PLANS

         RETIREMENT AND SAVINGS PLAN

         The Company maintains a Retirement and Savings Plan (the "Plan") pursuant to Section 401 of the Internal Revenue Code (i.e., a 401(k) plan).
All employees of the Company are entitled to participate in the Plan after meeting the eligibility requirements. Generally, employees may contribute up to 15% of their annual compensation but not more than prescribed amounts as established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee's compensation, are matched 50% by the Company. During 1995, 1994 and 1993, provisions for Company matching contributions totaled approximately $372,000, $339,000 and $296,000, respectively. In addition, the Company has the option to make a profit sharing contribution to the Plan. The size of the profit sharing contribution is set annually at the end of each Plan year by the Company's Board of Directors. Provisions recorded for profit sharing contributions authorized by the Company's Board of Directors totaled $401,000, $370,000 and $334,000 during 1995, 1994 and 1993, respectively. Company contributions to the Plan vest for a participant at a rate of 20% per year commencing in the participant's third year of service until the participant becomes fully vested after seven years of service.

         INCENTIVE COMPENSATION PLAN

         The Company has incentive compensation plans which provide for the payment of cash bonus awards to certain officers and key employees of the Company. The Compensation Committee of the Company's Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the plans. Cash bonus awards, which are subject to the approval of the Compensation Committee, are based upon prescribed formulae relating to the attainment of predetermined divisional and consolidated operating profit

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

targets and the achievement of other objectives. Accruals for bonuses totaled $560,000, $214,000 and $386,000 during 1995, 1994 and 1993, respectively.

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

       The Company maintains programs to fund certain costs related to a prescription drug card program for retirees of one of its former divisions and to fund insurance premiums for certain retirees of one of its divisions. At December 31, 1995, the Company's accumulated postretirement benefit obligation totaled $564,000. The Company is amortizing its accumulated postretirement benefit obligation over the remaining life expectancy of the participants (i.e., an annual rate of $57,000).

       The following table presents the funded status of the postretirement benefits at December 31, 1995, 1994 and 1993 (dollar amounts in thousands):

                                                                             DECEMBER 31,
                                                               -----------------------------------------
                                                                 1995            1994             1993
                                                                 ----            ----             ----
          Accumulated postretirement benefit obligation:
               Retirees                                        $    500       $     469      $     525
               Fully eligible active plan participants               16              13             16
               Other active plan participants                        48              39             48
                                                               --------       ---------      ---------
                                                                    564             521            589

          Unrecognized net gain                                      83             156            107
          Unrecognized transition obligation                       (521)           (578)          (635)
                                                               --------       ---------      ---------

          Accrued postretirement benefit cost                  $    126       $      99      $      61
                                                               ========       =========      =========

          Net postretirement benefit cost:
               Service cost                                    $      1       $       1      $       1
               Interest cost                                         41              41             54
               Net amortization and deferral                         42              46             57
                                                               --------       ---------      ---------


          Net periodic postretirement benefit cost             $     84       $      88      $     112
                                                               ========       =========      =========

       The weighted average annual assumed rate of increase in the per capita cost of covered benefits for the prescription drug card program is 10.2% for 1996 and is assumed to decrease gradually to 6.45% in 2005. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company's program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in health care costs. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8.25% at December 31, 1995 and 1994, respectively. The change in the discount rate at December 31, 1995 reflects lower prevailing interest rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10  --  INCOME TAXES

       The following table reflects the deferred tax assets and the deferred tax liabilities of the Company at December 31, 1995 and 1994 (dollar amounts in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1995          1994
                                                                          ----          ----
           Deferred tax assets:
                Tax carryforwards:
                    Federal operating loss carryforwards               $   2,510     $   2,829
                    State operating loss carryforwards                       643           456
                    Capital loss carryforwards                             2,177         2,313
                    Federal alternative minimum taxes                        623            46
                    Investment tax credit carryforwards                      232           341
                    Other tax credit carryforwards                            81            81
                                                                       ---------     ---------
                         Total tax carryforwards                           6,266         6,066
                Asset loss reserves                                          223           254
                Tax inventory over book                                      332           375
                Deferred compensation liabilities                             63           111
                Vacation accruals                                             53           168
                Non-economic performance accruals                            224           179
                Deferred financing costs                                     112            58
                Other                                                         11            10
                                                                       ---------     ---------
                         Total deferred tax assets                         7,284         7,221
           Valuation allowance                                            (5,059)       (5,762)
                                                                       ---------     ---------
                         Net deferred tax assets                           2,225         1,459
           Deferred tax liabilities -- tax over book depreciation          1,960         1,459
                                                                       ---------     ---------

                         Net deferred taxes                            $     265     $     -
                                                                       =========     =========


       At December 31, 1995, the Company's valuation allowance was adjusted to recognize the change in the Company's deferred tax assets and deferred tax liabilities and the federal operating loss carryforwards which the Company expects to utilize in 1996. The Company's valuation allowance decreased by $703,000 in 1995. At December 31, 1994, the Company's valuation allowance equaled 100% of its net deferred tax assets.

       At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $7,381,000 that expire in the years 2004 through 2007. Capital loss carryforwards for federal income tax purposes totaled $6,402,000 at December 31, 1995 and expire in 1996. For purposes of the federal alternative minimum tax, the Company essentially utilized all of its alternative minimum tax operating loss carryforwards during 1994.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The income tax provision consisted of the following for 1995, 1994 and 1993 (dollar amounts in thousands):

                                    1995       1994       1993
                                    ----       ----       ----
       Current:
         Federal                    $ 537      $  34      $   -
         State and local              153          -          -
                                    -----      -----      -----
                                      690         34          -
       Deferred:
         Federal                     (265)         -          -
                                    -----      -----      -----
                                    $ 425      $  34      $   -
                                    =====      =====      =====

       Reconciliations of the federal statutory income tax rate to the Company's effective income tax rate for 1995, 1994 and 1993 are summarized below:

                                                     1995           1994          1993
                                                     ----           ----          ----
       Statutory federal income tax rate              34.0%         34.0%          34.0%
       Change in valuation allowance                 (25.9)        (38.9)         (51.0)
       Goodwill                                        3.9           4.5           12.6
       State taxes, net of federal benefit             3.6           -              -
       Other                                            .1           1.8            4.4
                                                     -----         -----          -----
         Effective income tax rate                    15.7%          1.4%           -  %
                                                     =====         =====          =====

NOTE 11  --  INDUSTRY SEGMENTS

       Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customer specifications, rubber and metal components. The Rubber Group manufactures silicone and organic rubber components used primarily by manufacturers of automobiles, automotive replacement parts and medical devices. The Metals Group manufactures metal components used primarily by manufacturers of automobiles, industrial equipment, computers, office equipment and home appliances.

       During 1995, 1994 and 1993, net sales to automotive industry customers totaled $68,083,000, $53,005,000 and $45,223,000, respectively, which represented 65.3%, 59.9% and 60.3%, respectively, of the Company's total net sales. The Company's three largest customers accounted for 37.4%, 39.7% and 39.2% of net sales during the same respective periods. One customer of the Company's Rubber Group accounted for 22.5%, 20.6% and 22.3% of the Company's total net sales during the same respective periods. In addition, one customer of the Metals Group accounted for 8.1%, 13.0% and 11.8% of the Company's total net sales during such respective periods. Loss of a significant amount of business from the Company's three largest customers, as a group, would have a material adverse effect on the Company's business.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Information relating to the Company's industry segments for 1995, 1994 and 1993 is summarized below (dollar amounts in thousands):

                                                             1995           1994           1993
                                                             ----           ----           ----
       NET SALES:
         Rubber Group                                      $  62,302      $  46,868      $  40,388
         Metals Group                                         41,996         41,664         34,588
                                                           ---------      ---------      ---------
           Total net sales                                 $ 104,298      $  88,532      $  74,976
                                                           =========      =========      =========

       INCOME FROM OPERATIONS:
         Rubber Group                                      $   7,504      $   3,860      $   3,942
         Metals Group                                          4,146          6,060          4,281
                                                           ---------      ---------      ---------
           Subtotal                                           11,650          9,920          8,223
         Corporate expense                                    (1,993)        (1,818)        (1,876)
                                                           ---------      ---------      ---------

           Total income from operations                    $   9,657      $   8,102      $   6,347
                                                           =========      =========      =========

       IDENTIFIABLE ASSETS:
         Rubber Group                                      $  52,288      $  42,013      $  31,986
         Metals Group                                         28,479         25,025         17,531
                                                           ---------      ---------      ---------
           Subtotal                                           80,767         67,038         49,517
         Corporate                                             1,109            358            466
                                                           ---------      ---------      ---------

           Total identifiable assets                       $  81,876      $  67,396      $  49,983
                                                           =========      =========      =========

       DEPRECIATION AND AMORTIZATION EXPENSE:
         Rubber Group                                      $   4,106      $   3,316      $   2,440
         Metals Group                                          2,045          1,510          1,602
                                                           ---------      ---------      ---------
           Subtotal                                            6,151          4,826          4,042
         Corporate                                               298            234            255
                                                           ---------      ---------      ---------

           Total depreciation and amortization expense     $   6,449      $   5,060      $   4,297
                                                           =========      =========      =========

       CAPITAL EXPENDITURES:
         Rubber Group                                      $  12,584      $   8,651      $   5,046
         Metals Group                                          5,302          6,656          1,225
                                                           ---------      ---------      ---------
           Subtotal                                           17,886         15,307          6,271
         Corporate                                                16             12             17
                                                           ---------      ---------      ---------

           Total capital expenditures                      $  17,902      $  15,319      $   6,288
                                                           =========      =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -- INCOME PER SHARE

       The calculation of primary net income per share and fully diluted net income per share for 1995, 1994 and 1993 are set forth below (dollar amounts in thousands, except per share amounts):

                                                                       1995          1994         1993
                                                                       ----          ----         ----
PRIMARY NET INCOME PER COMMON SHARE:

     Weighted average common shares outstanding during period           4,219        4,186         4,048
     Common equivalent shares -  incentive stock options                   26           23           -
                                                                    ---------     --------      --------
         Weighted average common and common equivalent shares           4,245        4,209         4,048
                                                                    =========     ========      ========

     Net income                                                     $   2,288     $  2,332      $    851
     Preferred stock dividends                                            (44)         (47)         (176)
     Pro rata portion of the excess of the redemption cost over
       the value of preferred stock redeemed                              (45)         (45)         (135)
                                                                    ---------     --------      --------
           Income for primary net income per common share           $   2,199     $  2,240      $    540
                                                                    =========     ========      ========

               Primary net income per common share                  $     .52     $    .53      $    .13
                                                                    =========     ========      ========

FULLY DILUTED NET INCOME PER COMMON SHARE:

     Weighted average common shares outstanding during period           4,228        4,203         4,048
     Pro forma conversion of 14% Convertible Notes                        440          440           440
     Common equivalent shares - incentive stock options                    26           23           -
                                                                    ---------     --------      --------
         Weighted average common and common equivalent shares           4,694        4,666         4,488
                                                                    =========     ========      ========

     Net income                                                     $   2,288     $  2,332      $    851
     Preferred stock dividends                                            (44)         (47)         (176)
     Pro rata portion of the excess of the redemption cost over
       the value of preferred stock redeemed                              (45)         (45)         (135)
     Pro forma elimination of interest expense on the
        14% Convertible Notes, net of applicable income taxes             104          140           140
                                                                    ---------     --------      --------
           Income for fully diluted net income per common share     $   2,303     $  2,380      $    680
                                                                    =========     ========      ========

               Fully diluted net income per common share            $     .49     $    .51      $    .13
                                                                    =========     ========      ========

       The calculation of fully diluted net income per common share for 1993 is antidilutive, therefore, fully diluted net income per common share for 1993 is equal to the primary net income per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13  --  COMMITMENTS AND CONTINGENCIES

       LEASES

       The Company is lessee under various leases relating to buildings and equipment. Total rent expense under operating leases aggregated $269,000, $177,000 and $89,000 for 1995, 1994 and 1993, respectively. At December 31,
1995, future minimum lease commitments under non-cancelable operating leases were not significant for any year or in the aggregate.

       LEGAL ACTIONS

       The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including actions naming the Company as a potentially responsible party or a third-party defendant, along with other companies, for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position of the Company.

NOTE 14  --  RELATED PARTIES

       The Chairman of the Board and the President of the Company are the two largest holders of the Company's common stock, are the holders of the 14% Notes and beneficially own $200,000 principal amount of the 12-3/4% Notes. In addition, the Chairman of the Board and certain of his affiliates hold an aggregate of $1,300,000 principal amount of the 12-3/4% Notes.

       The Chairman of the Board and the President of the Company are partners of an investment banking firm which was retained by the Company to provide management and investment banking services through December 31, 1995, for an annual fee of $400,000. Additionally, the firm may receive incentive compensation tied to the Company's operating performance and other compensation for specific transactions completed by the Company with the assistance of the firm. The Company also has agreed to reimburse the firm for certain expenses. During 1995, the Company paid the firm aggregate fees of $600,000 and reimbursed it for direct and indirect expenses of $97,000. During 1994, the Company paid the firm aggregate fees of $678,000 and reimbursed it for direct and indirect expenses of $135,000. During 1993, the Company paid the firm aggregate fees of $300,000 and reimbursed it for indirect expenses of $50,000.

       The Secretary of the Company, who is also a member of the Company's Board of Directors, is a stockholder of a professional corporation which is a partner in a law firm which serves as general counsel to the Company. During 1995, 1994 and 1993, the Company made payments to the law firm for legal services in the amounts of $371,000, $364,000 and $383,000, respectively.

       A member of the Board of Directors of the Company is a member of the board of directors of an insurance brokerage firm which specializes in brokering commercial, life and accident insurance coverage and providing third party administration of health claims. After competitive bidding, the Company has from time to time secured large portions of its insurance coverage through this firm and purchased third party administrative services from this firm. During 1995, 1994 and 1993, the Company made cash payments to the brokerage firm for insurance premiums, including commissions thereon, of $798,000, $1,319,000 and $1,518,000, respectively,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and for administrative fees for services performed in connection with the administration of the Company's hospital and medical plans of $88,000, $70,000 and $76,000, respectively.

ITEM   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III


ITEM   10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by Item 10 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1995.


ITEM   11.   EXECUTIVE COMPENSATION

       Information required by Item 11 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1995.


ITEM   12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

       Information required by Item 12 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1995.


ITEM   13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required by Item 13 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1995.

                                   PART IV


ITEM   14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

       (a)   1.  FINANCIAL STATEMENTS

                 The consolidated financial statements of Lexington Precision Corporation ("LPC") and its wholly owned subsidiary, Lexington Components, Inc. ("LCI"), are included in Part II, Item 8.

             2.  FINANCIAL STATEMENT SCHEDULES

                 Schedule II, Valuation and Qualifying Accounts and Reserves, is included in this Part IV, Item 14, on page 53. All other schedules are omitted because the required information is not applicable, not material or included in the consolidated financial statements or notes thereto.

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

                 3-29     Certificate of Retirement of Stock dated January 5, 1996

                 4-1      Certificate of Designations, Preferences, Rights and Number of Shares of Preferred
                          Stock, Series B

                 4-2      Purchase Agreement dated as of February 7, 1985 between LPC and L&D Precision
                          Limited Partnership ("L&D Precision") and exhibits thereto

                 4-3      Amendment Agreement dated as of April 27, 1990 between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                 4-4      Recapitalization Agreement dated as of April 27, 1990 between LPC and L&D Woolens
                          Limited Partnership ("L&D Woolens") and exhibits thereto

                 4-5      Specimen of Junior Subordinated Convertible Increasing Rate Note, due May 1, 2000

                 4-6      Specimen of 14% Junior Subordinated Note, due May 1, 2000

                 4-7      Indenture dated as of August 1, 1993 between LPC and IBJ Schroder Bank & Trust
                          Company, as Trustee

                 4-8      Specimen of 12-3/4% Senior Subordinated Note, due February 1, 2000

                10-1      Purchase Agreement dated as of February 7, 1985 between LPC and L&D Precision and exhibits thereto

                10-2      Amendment Agreement dated as of April 27, 1990 between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                10-3      *Lexington Precision Corporation Flexible Compensation Plan, as amended

                10-4      *1983 Incentive Stock Option Plan, as amended

                10-5      *1986 Restricted Stock Award Plan, as amended

                10-6      *Lexington Precision Corporation Retirement & Savings Plan, as amended

                10-7      *Description of 1995 Compensation Arrangements with Lubin, Delano, & Company

                10-8      *Corporate Office 1995 Management Cash Bonus Plan

                10-9      Lease Agreement dated as of December 1, 1985 between the County of Monroe
                          Industrial Development Agency and LPC

                10-10     Consent and Amendment Letter Agreement between Chemical Bank of New Jersey and LPC dated as of December 29, 1993

                10-11     Promissory Note dated November 30, 1988 of LCI payable to the order of Paul H. Pennell in the original principal amount of $3,530,000

                10-12     Guaranty dated as of November 30, 1988 from LPC to Paul H. Pennell

                10-13     Amendment Agreement dated as of November 30, 1991 between LCI and Paul H.
                          Pennell

                10-14     Release and Notice Agreement dated as of March 31, 1993 between LCI and Paul
                          H. Pennell

                10-15     Standstill Agreement dated as of November 2, 1988 between Atlas Corporation and
                          LPC

                10-16     Recapitalization Agreement dated as of April 27, 1990 between LPC and L&D Woolens and exhibits thereto

                10-17     Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990 between Congress Financial Corporation ("Congress") and LPC

                10-18     Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990 between Congress and LCI

                10-19     Covenants Supplement to Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990 between Congress and LPC

                10-20     Covenants Supplement to Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990 between Congress and LCI

                10-21     Letter dated April 11, 1990 from LPC and Wise Die Casting, Inc. to Congress

                10-22     Letter Agreement dated February 28, 1991 between LPC and Congress amending certain financing agreements and consent thereto of LCI

                10-23     Letter Agreement dated February 28, 1991 between LCI and Congress amending certain financing agreements and consent thereto of LPC

                10-24     Letter Agreement dated January 14, 1994 between LPC and Congress amending certain financing agreements and consent thereto of LCI

                10-25     Letter Agreement dated January 14, 1994 between LCI and Congress amending certain financing agreements and consent thereto of LPC

                10-26     Letter Agreement dated March 25, 1994 between Congress and LPC and consent thereto of LCI

                10-27     Letter Agreement dated March 25, 1994 between Congress and LCI and consent thereto of LPC

                10-28     Letter Agreement dated as of August 1, 1994 between LPC and Congress amending certain financing agreements and consent thereto of LCI

                10-29     Letter Agreement dated as of August 1, 1994 between LCI and Congress amending certain financing agreements and consent thereto of LPC

                10-30     Trade Financing Agreement Supplement to Accounts Financing Agreement [Security
                          Agreement] dated as of July 19, 1994 between LPC and Congress

                10-31     Letter Agreement dated January 13, 1995 between LCI and Congress amending certain financing agreements and consent thereto of LPC

                10-32     Term Promissory Note dated January 13, 1995 from LCI in favor of Congress

                10-33     Letter Agreement dated January 31, 1995 between LPC and Congress amending certain financing agreements and consent thereto of LCI

                10-34     Second Amended and Restated Promissory Note dated January 31, 1995 from LPC in favor of Congress

                10-35     Letter Agreement dated January 31, 1995 between LCI and Congress amending certain financing agreements and consent thereto of LPC

                10-36     Second Amended and Restated Promissory Note dated January 31, 1995 from LCI in favor of Congress

                10-37     Term Promissory Note dated April 26, 1995 from LCI in favor of Congress

                10-38     Equipment Term Note dated June 26, 1995 from LCI in favor of Congress

                10-39     Amendment to Financing Agreements dated August 1, 1995 from LPC in favor of
                          Congress

                10-40     Amendment to Financing Agreements dated August 1,1995 from LCI in favor of
                          Congress

                10-41     Term Note dated September 13, 1995 from LPC in favor of Congress

                10-42     Term Note dated September 13, 1995 from LCI in favor of Congress

                10-43     Term Note dated October 11, 1995 from LPC in favor of Congress

                10-44     Term Note dated October 11, 1995 from LCI in favor of Congress

                10-45     Term Promissory Note dated August 1, 1995 from LPC in favor of Congress

                10-46     Term Promissory Note dated August 1, 1995 from LCI in favor of Congress

                10-47     New Equipment Term Note dated December 15, 1995 from LPC in favor of Congress

                10-48     New Equipment Term Note dated December 15, 1995 from LCI in favor of Congress

                10-49     Amendment to Financing Agreements dated January 16, 1996 from LPC in favor of
                          Congress

                10-50     Term Promissory Note dated January 16, 1996 in the amount of $375,000 from
                          LPC in favor of Congress

                10-51     Term Promissory Note dated January 16, 1996 in the amount of $450,000 from
                          LPC in favor of Congress

                10-52     Promissory Note dated January 17, 1996 from LPC in favor of The CIT
                          Group/Equipment Financing, Inc. ("CIT")

                10-53     Loan and Security Agreement and Rider A to Loan and Security Agreement dated
                          January 17, 1996 from LPC in favor of CIT

                10-54     Amendment No. 1 to Loan and Security Agreement dated February 29, 1996 from
                          LPC in favor of CIT

                10-55     Promissory Note dated March 1, 1996 from LPC in favor of CIT

                10-56     New Equipment Term Note dated March 15, 1996 from LCI in favor of Congress

                10-57     Promissory Note (Demand Loan) dated March 14, 1996 from LPC in favor of Bank
                          One, Akron, NA ("Bank One")

                10-58     Credit Facility and Security Agreement and Rider A to Credit Facility and Security
                          Agreement dated March 14, 1996 from LPC and LCI in favor of Bank One

                10-59     Promissory Note (Vienna Term Loan) dated March 14, 1996 from LCI in favor of Bank
                          One

                10-60     Cognovit Guarantee of LPC dated March 14, 1996 in favor of Bank One

                10-61     Cognovit Guarantee of LCI dated March 14, 1996 in favor of Bank One

                10-62     Letter Agreement re: Amendment to Financing Agreements and Consent dated
                          February 28, 1996 from LPC in favor of Congress

                10-63     Amendment to Financing Agreements and Consent dated March 14, 1996 from
                          LPC in favor of Congress

                10-64     Amendment to Financing Agreements and Consent dated March 14, 1996 from
                          LCI in favor of Congress

                10-65     Promissory Note (Equipment Term Loan) dated March 27, 1996 from LPC in favor of
                          Bank One

                21-1      Subsidiary of Registrant

                23-1      Consent of Ernst & Young LLP

                27-1      **Financial Data Schedule

[FN]
              * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(a)(3).

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

           (b)   Reports on Form 8-K:

                 No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                        LEXINGTON PRECISION CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)

                                        BALANCE AT     CHARGED TO    DEDUCTIONS       BALANCE
                                         BEGINNING     COSTS AND        FROM          AT END
                                        OF PERIOD       EXPENSES      RESERVES       OF PERIOD
                                        ----------      --------      --------       ---------
             ALLOWANCE FOR
           DOUBTFUL ACCOUNTS
           -----------------

      Year ended December 31, 1995       $   174        $    1         $  -           $  175

      Year ended December 31, 1994           159            20              5            174

      Year ended December 31, 1993           181            25             47            159


           INVENTORY RESERVES
           ------------------

      Year ended December 31, 1995       $   367        $   49         $   42         $  374

      Year ended December 31, 1994           337            92             62            367

      Year ended December 31, 1993           281            57              1            337

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LEXINGTON PRECISION CORPORATION
                                                  (Registrant)

                                        By: /s/ Warren Delano
                                            ----------------------------------
                                            Warren Delano, President

March 28, 1996

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996:

PRINCIPAL EXECUTIVE OFFICERS:

/s/ Michael A. Lubin
- -----------------------------------------
Michael A. Lubin, Chairman of the Board

/s/ Warren Delano
- -----------------------------------------
Warren Delano, President and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Dennis J. Welhouse
- -----------------------------------------
Dennis J. Welhouse, Senior Vice President
  and Chief Financial Officer

DIRECTORS:

/s/ William B. Conner
- -----------------------------------------
William B. Conner, Director

/s/ Kenneth I. Greenstein
- -----------------------------------------
Kenneth I. Greenstein, Secretary and
  Director

/s/ Arnold W. MacAlonan
- -----------------------------------------
Arnold W. MacAlonan, Director

/s/ Phillips E. Patton
- -----------------------------------------
Phillips E. Patton, Director

                                 EXHIBIT INDEX

Exhibit
Number           Exhibit                                        Location
- ------           -------                                        --------
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

3-3              Certificate of Correction dated                Incorporated by reference from Exhibit 3-3 to the
                 September 21, 1976                             Company's Form 10-K for the year ended May 31, 1983
                                                                located under Securities and Exchange Commission File
                                                                No. 0-3252 ("1983 10-K")

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

3-10             Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-10 to 1983
                 January 9, 1979                                10-K

3-11             Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-11 to 1983
                 December 20, 1979                              10-K

3-12             Certificate of Retirement of Preferred         Incorporated by reference from Exhibit 3-12 to 1983
                 Shares dated December 20, 1979                 10-K

3-13             Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-13 to 1983
                 December 16, 1982                              10-K

3-14             Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-14 to 1983
                 December 17, 1982                              10-K

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

3-26             Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-26 to 1990
                 March 6, 1991                                  10-K

3-27             Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-27 to 1994
                 April 29, 1994                                 10-K

3-28             Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-28 to 1994
                 January 6, 1995                                10-K

3-29             Certificate of Retirement of Stock dated       Filed with this Form 10-K
                 January 5, 1996

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

4-4              Recapitalization Agreement dated as of         Incorporated by reference from Exhibit 4-10 to December
                 April 27, 1990 between the Company and         31, 1989 10-K
                 Woolens and exhibits thereto

4-5              Specimen of Junior Subordinated Convertible    Incorporated by reference from Exhibit 4-11 to December
                 Increasing Rate Note Due May 1, 2000           31, 1989 10-K

4-6              Specimen of 14% Junior Subordinated Note due   Included in Exhibit 4-6 hereto
                 May 1, 2000

4-7              Indenture dated as of August 1, 1993 between   Incorporated by reference from Exhibit 4-2 to the
                 the Company and IBJ Schroder Bank & Trust      Company's Form 8-K dated January 18, 1994 (date of
                 Company, as Trustee                            earliest event reported) located under Securities and
                                                                Exchange Commission File No. 0-3252

4-8              Specimen of 12-3/4% Senior Subordinated Note   Included in Exhibit 4-8 hereto
                 due February 1, 2000

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

10-3             Lexington Precision Corporation Flexible       Incorporated by reference from Exhibit 10-3 to 1991 10-K
                 Compensation Plan, as amended

10-4             1983 Incentive Stock Option Plan, as amended   Incorporated by reference from Exhibit 10-37 to
                                                                December 31, 1989 10-K

10-5             1986 Restricted Stock Award Plan, as amended   Incorporated by reference from Exhibit 10-38 to
                                                                December 31, 1989 10-K

10-6             Lexington Precision Corporation Retirement     Incorporated by reference from Exhibit 10-9 to 1991 10-K
                 and Savings Plan, as amended

10-7             Description of 1995 Compensation               Filed with this Form 10-K
                 Arrangements with Lubin, Delano & Company

10-8             Lexington Precision Corporate Office 1995      Incorporated by reference from Exhibit 10-9 to 1994 10-K
                 Management Cash Bonus Plan

10-9             Lease Agreement dated as of December 1, 1985   Incorporated by reference from Exhibit 10-22 to the
                 between the County of Monroe Industrial        Company's Form 10-K for the year ended May 31, 1986
                 Development Agency and the Company             located under Securities and Exchange Commission File
                                                                No. 03252

10-10            Consent and Amendment Letter Agreement         Incorporated by reference from Exhibit 10-1 to the
                 between Chemical Bank of New Jersey and the    Company's Form 8-K dated December 30, 1993 (date of
                 Company dated as of December 29, 1993          earliest event reported) located under Securities and
                                                                Exchange Commission File No. 0-3252

10-11            Promissory Note dated November 30, 1988 of     Incorporated by reference from Exhibit 10-32 to May 31,
                 LCI payable to the order of Paul H. Pennell    1989 10-K
                 in the original principal amount of
                 $3,530,000

10-12            Guaranty dated as of November 30, 1988 from    Incorporated by reference from Exhibit 10-33 to May 31,
                 the Company to Paul H. Pennell                 1989 10-K

10-13            Amendment Agreement dated as of November 30,   Incorporated by reference from Exhibit 10-28 to 1991
                 1991 between LCI and Paul H. Pennell           10-K

10-14            Release and Notice Agreement dated as of       Incorporated by reference from Exhibit 10-40 to the
                 March 31, 1993 between LCI and Paul H.         Company's Form 10-K for the year ended December 31,
                 Pennell                                        1992 located under Securities and Exchange Commission
                                                                File No. 0-3252

10-15            Standstill Agreement dated as of November 2,   Incorporated by reference from Exhibit 10-49 to May 31,
                 1988 between Atlas Corporation and the         1989 10-K
                 Company

10-16            Recapitalization Agreement dated as of April   See Exhibit 4-4 hereto
                 27, 1990 between the Company and Woolens and
                 exhibits thereto

10-17            Accounts Financing Agreement [Security         Incorporated by reference from Exhibit 4-2 to November
                 Agreement] dated as of January 11, 1990        30, 1989 10-Q
                 between Congress Financial Corporation
                 ("Congress") and the Company

10-18            Accounts Financing Agreement [Security         Incorporated by reference from Exhibit 4-3 to November
                 Agreement] dated as of January 11, 1990        30, 1989 10-Q
                 between Congress and LCI

10-19            Covenants Supplement to Accounts Financing     Incorporated by reference from Exhibit 10-49 to 1990
                 Agreement [Security Agreement] dated as of     10-K
                 January 11, 1990 between Congress and the
                 Company

10-20            Covenants Supplement to Accounts Financing     Incorporated by reference from Exhibit 10-50 to 1990
                 Agreement [Security Agreement] dated as of     10-K
                 January 11, 1990 between Congress and LCI

10-21            Letter dated April 11, 1990 from the Company   Incorporated by reference from Exhibit 10-51 to 1990
                 and Wise to Congress                           10-K

10-22            Letter Agreement dated February 28, 1991       Incorporated by reference from Exhibit 10-54 to 1990
                 between the Company and Congress amending      10-K
                 certain financing agreements and consent
                 thereto of LCI

10-23            Letter Agreement dated February 28, 1991       Incorporated by reference from Exhibit 10-56 to 1990
                 between LCI and Congress amending certain      10-K
                 financing agreements and consent thereto of
                 the Company

10-24            Letter Agreement dated January 14, 1994        Incorporated by reference from Exhibit 10-26 to the
                 between the Company and Congress amending      Company's Form 10-K for the year ended December 31,
                 certain financing agreements and consent       1993 located under Securities and Exchange Commission
                 thereto of LCI                                 File No. 0-3252 ("1993 10-K")

10-25            Letter Agreement dated January 14, 1994        Incorporated by reference from Exhibit 10-27 to 1993
                 between LCI and Congress amending certain      10-K
                 financing agreements and consent thereto of
                 the Company

10-26            Letter Agreement dated March 25, 1994          Incorporated by reference from Exhibit 10-30 to 1993
                 between Congress and the Company, and          10-K
                 consent thereto of LCI

10-27            Letter Agreement dated March 25, 1994          Incorporated by reference from Exhibit 10-31 to 1993
                 between Congress and LCI, and consent          10-K
                 thereto of the Company

10-28            Letter Agreement dated as of August 1, 1994    Incorporated by reference from Exhibit 10-1 to the
                 between the Company and Congress amending      Company's Form 10-Q for the quarter ended September 30,
                 certain financing agreements and consent       1994 located under Securities and Exchange Commission
                 thereto of LCI                                 File No. 0-3252 ("September 30, 1994 10-Q")

10-29            Letter Agreement dated as of August 1, 1994    Incorporated by reference from Exhibit 10-2 to
                 between LCI and Congress amending certain      September 30, 1994 10-Q
                 financing agreements and consent thereto of
                 the Company

10-30            Trade Financing Agreement Supplement to        Incorporated by reference from Exhibit 10-3 to
                 Accounts Financing Agreement [Security         September 30, 1994 10-Q
                 Agreement] dated as of July 19, 1994 between
                 the Company and Congress

10-31            Letter Agreement dated January 13, 1995        Incorporated by reference from Exhibit 10-32 to 1994
                 between LCI and Congress amending certain      Form 10-K
                 financing agreements and consent thereto of
                 the Company

10-32            Term Promissory Note dated January 13, 1995    Incorporated by reference from Exhibit 10-33 to 1994
                 from LCI in favor of Congress                  Form 10-K

10-33            Letter Agreement dated January 31, 1995        Incorporated by reference from Exhibit 10-34 to 1994
                 between the Company and Congress amending      Form 10-K
                 certain financing agreements and consent
                 thereto of LCI

10-34            Second Amended and Restated Promissory Note    Incorporated by reference from Exhibit 10-35 to 1994
                 dated January 31, 1995                         Form 10-K
                 from the Company in favor of Congress

10-35            Letter Agreement dated January 31, 1995        Incorporated by reference from Exhibit 10-36 to 1994
                 between LCI and Congress amending certain      Form 10-K
                 financing agreements and consent thereto of
                 the Company

10-36            Second Amended and Restated Promissory Note    Incorporated by reference from Exhibit 10-37 to 1994
                 dated January 31, 1995 from LCI in favor of    Form 10-K
                 Congress

10-37            Term Promissory Note dated April 26, 1995      Incorporated by reference from Exhibit 10-1 to
                 from Lexington Components, Inc. in favor of    March 31, 1995 Form 10-Q
                 Congress Financial Corporation

10-38            Equipment Term Note dated June 26, 1995 from   Incorporated by reference from Exhibit 10-1 to June 30,
                 Lexington Components, Inc. in favor of         1995 Form 10-Q
                 Congress Financial Corporation

10-39            Amendment to Financing Agreements dated        Incorporated by reference from Exhibit 10-1 to
                 August 1, 1995 from Lexington Precision        September 30, 1995 Form 10-Q
                 Corporation in favor of Congress Financial
                 Corporation

10-40            Amendment to Financing Agreements dated        Incorporated by reference from Exhibit 10-2 to
                 August 1,1995 from Lexington Components,       September 30, 1995 Form 10-Q
                 Inc. in favor of Congress Financial
                 Corporation

10-41            Term Note dated September 13, 1995 from        Incorporated by reference from Exhibit 10-3 to
                 Lexington Precision Corporation in favor of    September 30, 1995 Form 10-Q
                 Congress Financial Corporation

10-42            Term Note dated September 13, 1995 from        Incorporated by reference from Exhibit 10-4 to
                 Lexington Components, Inc. in favor of         September 30, 1995 Form 10-Q
                 Congress Financial Corporation

10-43            Term Note dated October 11, 1995 from          Incorporated by reference from Exhibit 10-5 to
                 Lexington Precision Corporation in favor of    September 30, 1995 Form 10-Q
                 Congress Financial Corporation

10-44            Term Note dated October 11, 1995 from          Incorporated by reference from Exhibit 10-6 to
                 Lexington Components, Inc. in favor of         September 30, 1995 Form 10-Q
                 Congress Financial Corporation

10-45            Term Promissory Note dated August 1, 1995      Filed with this Form 10-K
                 from Lexington Precision Corporation in
                 favor of Congress Financial Corporation

10-46            Term Promissory Note dated August 1, 1995      Filed with this Form 10-K
                 from Lexington Components, Inc. in favor of
                 Congress Financial Corporation

10-47            New Equipment Term Note dated December 15,     Filed with this Form 10-K
                 1995 from Lexington Precision Corporation in
                 favor of Congress Financial Corporation

10-48            New Equipment Term Note dated December 15,     Filed with this Form 10-K
                 1995 from Lexington Components, Inc. in
                 favor of Congress Financial Corporation

10-49            Amendment to Financing Agreements dated        Filed with this Form 10-K
                 January 16, 1996 from Lexington Precision
                 Corporation in favor of Congress Financial
                 Corporation

10-50            Term Promissory Note dated January 16, 1996    Filed with this Form 10-K
                 in the amount of $375,000 from Lexington
                 Precision Corporation in favor of Congress
                 Financial Corporation

10-51            Term Promissory Note dated January 16, 1996    Filed with this Form 10-K
                 in the amount of $450,000 from Lexington
                 Precision Corporation in favor of Congress
                 Financial Corporation

10-52            Promissory Noted dated January 17, 1996 from   Filed with this Form 10-K
                 Lexington Precision Corporation in favor of
                 CIT Group/Equipment Financing, Inc.

10-53            Loan and Security Agreement and Rider A to     Filed with this Form 10-K
                 Loan and Security Agreement dated January
                 17, 1996 from Lexington Precision
                 Corporation in favor of CIT Group/Equipment
                 Financing, Inc.

10-54            Amendment No. 1 to Loan and Security           Filed with this Form 10-K
                 Agreement dated February 29, 1996 from
                 Lexington Precision Corporation in favor of
                 CIT Group/Equipment Financing, Inc.

10-55            Promissory Note dated March 1, 1996 from       Filed with this Form 10-K
                 Lexington Precision Corporation in favor of
                 CIT Group/Equipment Financing, Inc.

10-56            New Equipment Term Note dated March 15, 1996   Filed with this Form 10-K
                 from Lexington Components, Inc. in favor of
                 Congress Financial Corporation

10-57            Promissory Note (Demand Loan) dated March      Filed  with this Form 10-K
                 14, 1996 from Lexington Precision
                 Corporation in favor of Bank One, Akron, NA

10-58            Credit Facility and Security Agreement and     Filed  with this Form 10-K
                 Rider A to Credit Facility and Security
                 Agreement dated March 14, 1996 from
                 Lexington Precision Corporation and
                 Lexington Components, Inc. in favor of Bank
                 One, Akron, NA

10-59            Promissory Note (Vienna Term Loan) dated       Filed  with this Form 10-K
                 March 14, 1996 from Lexington Components,
                 Inc. in favor of Bank One, Akron, NA

10-60            Cognovit Guarantee of Lexington Precision      Filed  with this Form 10-K
                 Corporation dated March 14, 1996 from
                 Lexington Precision Corporation in favor of
                 Bank One, Akron, NA

10-61            Cognovit Guarantee of Lexington Components,    Filed  with this Form 10-K
                 Inc. dated March 14, 1996 from Lexington
                 Components, Inc. in favor of Bank One,
                 Akron, NA

10-62            Letter Agreement re Amendment to Financing     Filed  with this Form 10-K
                 Agreements and Consent dated February 28,
                 1996 from Lexington Precision Corporation in
                 favor of Congress Financial Corporation

10-63            Amendment to Financing Agreements and          Filed  with this Form 10-K
                 Consent dated March 14, 1996 from Lexington
                 Precision Corporation in favor of Congress
                 Financial Corporation

10-64            Amendment to Financing Agreements and          Filed with this Form 10-K
                 Consent dated March 14, 1996 from Lexington
                 Components, Inc. in favor of Congress
                 Financial Corporation

10-65            Promissory Note (Equipment Term Loan)          Filed with this Form 10-K
                 dated March 27, 1996 from Lexington Precision
                 Corporation in favor of Bank One, Akron, NA

21-1             Subsidiary of Registrant                       Incorporated by reference from Exhibit 22-1 to 1991 10-K

23-1             Consent of Ernst & Young LLP                   Filed with this Form 10-K

27-1             Financial Data Schedule                        Filed with this Form 10-K