Form 10-Q
period 1996-03-31
LEXINGTON PRECISION CORP
filed 1996-05-14
CIK 12570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1996

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

        COMMON STOCK, $.25 PAR VALUE --4,238,036 SHARES AS OF MAY 6, 1996 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

================================================================================

                         LEXINGTON PRECISION CORPORATION



                                TABLE OF CONTENTS



                                                                                                            PAGE
                                                                                                            ----
PART I.   Financial Information

       Item 1.   Financial Statements .......................................................................  2

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................................................  11

PART II.  Other Information

       Item 6.   Exhibits and Reports on Form 8-K ..........................................................  17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                            MARCH 31,   DECEMBER 31,
                                                              1996         1995
                                                            ---------   ------------
ASSETS:

Current assets:
    Cash                                                     $    64      $   118
    Accounts receivable                                       13,971       12,959
    Inventories                                                8,827        8,105
    Prepaid expenses and other assets                          2,718        2,101
    Deferred income taxes                                      1,195        1,195
                                                             -------      -------
        Total current assets                                  26,775       24,478
                                                             -------      -------

Property, plant and equipment:
    Land                                                       1,525        1,525
    Buildings                                                 18,576       17,190
    Equipment                                                 60,997       57,110
                                                             -------      -------
                                                              81,098       75,825
    Less accumulated depreciation                             32,461       30,887
                                                             -------      -------
         Property, plant and equipment, net                   48,637       44,938
                                                             -------      -------

Excess of cost over net assets of businesses acquired, net     9,647        9,726
                                                             -------      -------

Other assets, net                                              2,797        2,734
                                                             -------      -------

                                                             $87,856      $81,876
                                                             =======      =======


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                        MARCH 31,     DECEMBER 31,
                                                          1996            1995
                                                        ---------     ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
    Accounts payable                                    $ 10,200        $ 10,628
    Accrued expenses                                       5,637           6,572
    Short-term debt                                       12,935           7,522
    Current portion of long-term debt                      5,392           4,531
                                                        --------        --------
          Total current liabilities                       34,164          29,253
                                                        --------        --------

Long-term debt, excluding current portion                 56,711          56,033
                                                        --------        --------

Deferred income taxes and other long-term liabilities      1,100           1,056
                                                        --------        --------

Redeemable preferred stock, $100 par value,
  at redemption value                                      1,020           1,020
Less excess of redemption value over par value               510             510
                                                        --------        --------
    Redeemable preferred stock, at par value                 510             510
                                                        --------        --------

Stockholders' deficit:
    Common stock, $.25 par value, 10,000,000
      shares authorized, 4,348,951 shares issued           1,087           1,087
    Additional paid-in-capital                            12,537          12,547
    Accumulated deficit                                  (17,948)        (18,305)
    Cost of common stock in treasury, 120,915 shares        (305)           (305)
                                                        --------        --------
         Total stockholders' deficit                      (4,629)         (4,976)
                                                        --------        --------

                                                        $ 87,856        $ 81,876
                                                        ========        ========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                           1996         1995
                                                           ----         ----
Net sales                                                $27,898      $27,074
                                                         -------      -------

Costs and expenses:
    Cost of sales                                         22,742       21,541
    Selling and administrative expenses                    2,664        2,620
                                                         -------      -------
          Total costs and expenses                        25,406       24,161
                                                         -------      -------

Income from operations                                     2,492        2,913

Interest expense                                           1,954        1,810
                                                         -------      -------

Income before income taxes                                   538        1,103

Provision for income taxes                                   181          284
                                                         -------      -------

Net income                                               $   357      $   819
                                                         =======      =======


Net income per primary and fully diluted common share:

    Primary                                              $   .08      $   .19
                                                         =======      =======

    Fully diluted                                        $   .08      $   .18
                                                         =======      =======


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                                1996          1995
                                                                ----          ----
OPERATING ACTIVITIES:

     Net income                                               $   357       $   819
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                         1,937         1,438
          Changes in operating assets and liabilities which
            provided/(used) cash:
               Receivables                                     (1,012)       (1,495)
               Inventories                                       (722)         (543)
               Prepaid expenses and other assets                 (617)         (172)
               Accounts payable                                  (428)         (999)
               Accrued expenses                                  (935)         (641)
          Other                                                    42            -
                                                              -------       -------
               Net cash used by operating activities           (1,378)       (1,593)
                                                              -------       -------

INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                (5,320)       (2,723)
     Increase in equipment deposits, net                          (79)         (675)
     Proceeds from sales of property, plant and equipment          35            -
     Additions to deferred tooling expense                       (116)         (256)
                                                              -------       -------
               Net cash used by investing activities           (5,480)       (3,654)
                                                              -------       -------

FINANCING ACTIVITIES:

     Net increase in short-term debt                            5,413         4,921
     Proceeds from issuance of long-term debt                   6,947         1,000
     Repayment of long-term debt                               (5,416)         (504)
     Preferred stock dividends                                    (10)          (11)
     Other                                                       (130)         (167)
                                                              -------       -------
               Net cash provided by financing activities        6,804         5,239
                                                              -------       -------

Net decrease in cash                                              (54)           (8)
Cash at beginning of period                                       118            79
                                                              -------       -------

Cash at end of period                                         $    64       $    71
                                                              =======       =======


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

       The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation ("LPC") and its wholly owned subsidiary, Lexington Components, Inc. ("LCI"). Unless the context otherwise requires, all references herein to the "Company" are to LPC and LCI. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company are set forth, except as described below, in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission.

       In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1996 and the Company's results of operations and cash flows for the fiscal quarters ended March 31, 1996 and 1995. All such adjustments were of a normal recurring nature. Certain amounts in the consolidated financial statements for 1995 have been reclassified to conform to the presentation for 1996.

       The results of operations for the first fiscal quarter of 1996 are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

       Effective January 1, 1996, the Company adopted "Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), which requires losses to be recorded on long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of such assets. The adoption of FAS 121 on January 1, 1996 did not affect the financial position or the operating results of the Company.

NOTE 2 -- INVENTORIES

       Inventories at March 31, 1996 and December 31, 1995 are summarized below (in thousands of dollars):


                                                          MARCH 31,        DECEMBER 31,
                                                             1996             1995
                                                          ---------        ----------
              Finished goods                              $   3,083        $    3,040
              Work in process                                 2,952             2,213
              Raw materials and purchased parts               2,792             2,852
                                                           --------         ---------

                                                          $   8,827        $    8,105
                                                           ========         =========

NOTE 3 -- SHORT-TERM DEBT

       At March 31, 1996, short-term debt consisted of $11,935,000 of loans outstanding under the Company's revolving line of credit and a $1,000,000 construction loan. Loans outstanding under the revolving line of credit bear interest at the London Interbank Offered Rate ("LIBOR") plus 3-1/4% and/or Prime Rate plus 1% and the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

construction loan bears interest at a fixed rate of 8.37% per annum. At December 31, 1995, short-term debt consisted of loans outstanding under the Company's revolving line of credit.

NOTE 4 -- ACCRUED EXPENSES

       At March 31, 1996 and December 31, 1995, accrued expenses included accrued interest expense of $793,000 and $1,717,000, respectively.

NOTE 5 -- LONG-TERM DEBT

       Long-term debt at March 31, 1996 and December 31, 1995 is summarized below (in thousands of dollars):

                                                                      MARCH 31,   DECEMBER 31,
                                                                        1996          1995
                                                                      ---------   ------------
         Loans outstanding under revolving line of credit             $    -        $ 3,730
         Term loans, payable in monthly installments, final
           maturities in 2000, 2001, 2002 or 2003                      25,895        20,488
         12% Note, payable in monthly installments through 2000         2,515         2,635
         Industrial Revenue Bond, 75% of prime, payable in monthly
           installments, final maturity in 2000                           473           498
         12-3/4% Senior Subordinated Notes, due 2000                   31,691        31,682
         14% Junior Subordinated Convertible Notes, due 2000            1,000         1,000
         14% Junior Subordinated Nonconvertible Notes, due 2000           347           347
         Other                                                            182           184
                                                                      -------       -------

               Total long-term debt                                    62,103        60,564
               Less current portion                                     5,392         4,531
                                                                      -------       -------

                    Total long-term debt, excluding current portion   $56,711       $56,033
                                                                      =======       =======

       LOANS OUTSTANDING UNDER REVOLVING LINE OF CREDIT

       At December 31, 1995, $3,730,000 of borrowings outstanding under the Company's revolving line of credit were classified as long-term debt in the Company's consolidated financial statements because the borrowings were refinanced under long-term agreements before the consolidated financial statements for the year ended December 31, 1995 were issued.

       TERM LOANS

       Term loans having an aggregate principal balance of $24,395,000 at March 31, 1996 are payable in equal monthly principal installments with maturities in 2000, 2001, 2002 or 2003. A term loan having a principal balance of $1,500,000 at March 31, 1996 is payable in equal monthly principal installments of $8,000 until 2001 when the remaining principal balance of $1,008,000 will be due. Term loans having a principal balance of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

$17,218,000 at March 31, 1996 are subject to earlier maturity in the event the Company's revolving line of credit terminates or expires.

       Term loans having a principal balance of $24,395,000 bear interest at LIBOR plus 3% or 3-1/4% or Prime Rate plus 3/4% or 1%. A term loan having a principal balance of $1,500,000 bears interest at a fixed rate of 8.37% per annum. The term loans are secured by the Company's receivables, inventories and equipment and by certain of the Company's real property.

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

       14%  NOTES

       The 14% Junior Subordinated Convertible Notes, due May 1, 2000 (the "14% Convertible Notes"), and 14% Junior Subordinated Nonconvertible Notes, due May 1, 2000 (collectively, the "14% Notes"), are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, at a declining premium over the principal amount thereof. Interest on the 14% Notes is due quarterly on February 1, May 1, August 1 and November 1. The 14% Convertible Notes are convertible into 440,000 shares of the Company's common stock.

       RESTRICTIVE COVENANTS

       Certain of the Company's loan agreements contain requirements with respect to the maintenance of minimum levels of working capital, net worth and cash flow coverage, and place certain restrictions on the Company's business and operations, including restrictions on the issuance or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock and the payment of cash dividends.

NOTE 6 -- PROVISION FOR INCOME TAXES

       At March 31, 1996 and December 31, 1995, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. There was no material change in the components of the deferred tax assets, the deferred tax liabilities or the valuation allowance during the first quarter of 1996.

        The income tax provision recorded for the first quarter of 1996 was calculated using the estimated annual effective tax rate (primarily attributable to federal alternative minimum taxes) for the year ending December 31,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1996. The income tax provisions otherwise recognizable during the first quarters of 1996 and 1995 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards.

NOTE 7 -- INCOME PER SHARE

           The calculations for primary and fully diluted net income per share for the first quarters of 1996 and 1995 are set forth below (in thousands, except per share amounts):


                                                                         THREE MONTHS
                                                                            ENDED
                                                                           MARCH 31,
                                                                        ---------------
                                                                        1996       1995
                                                                        ----       ----
PRIMARY NET INCOME PER COMMON SHARE:

     Weighted average common shares outstanding during period           4,228      4,203
     Common stock equivalents - incentive stock options                    26         25
                                                                      -------    -------
         Weighted average common and common equivalent shares           4,254      4,228
                                                                      =======    =======

     Net income                                                       $   357    $   819
     Preferred stock dividends                                            (10)       (11)
     Pro rata portion of the excess of the redemption cost over the
       value of preferred stock redeemed                                  (11)       (11)
                                                                      -------    -------
           Income for primary net income per share                    $   336    $   797
                                                                      =======    =======

               Primary net income per common share                    $   .08    $   .19
                                                                      =======    =======


FULLY DILUTED NET INCOME PER COMMON SHARE:

     Weighted average common shares outstanding during period           4,228      4,203
     Pro forma conversion of 14% Convertible Notes                        440        440
     Common stock equivalents - incentive stock options                    26         25
                                                                      -------    -------
         Weighted average common and common equivalent shares           4,694      4,668
                                                                      =======    =======

     Net income                                                       $   357    $   819
     Preferred stock dividends                                            (10)       (11)
     Pro rata portion of the excess of the redemption cost over the
        value of preferred stock redeemed                                 (11)       (11)
     Pro forma elimination of interest expense on the 14%
        Convertible Notes, net of applicable income taxes                  27         26
                                                                      -------    -------
           Income for fully diluted net income per share              $   363    $   823
                                                                      =======    =======

               Fully diluted net income per common share              $   .08    $   .18
                                                                      =======    =======

       During 1995, the Financial Accounting Standards Board issued "Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation" ("FAS 123"), which establishes new standards for the measurement

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

and recognition of stock-based compensation, but allows entities to continue using "Accounting Principles Board Opinion Number 25" ("APB 25") to account for the issuance of stock-based compensation if they disclose the pro forma effect of stock-based compensation on net income and earnings per share in their annual financial statements as if FAS 123 had been adopted. FAS 123 is effective for 1996. The Company has chosen to continue using the provisions of APB 25 to account for the effect stock-based compensation has on its primary and fully diluted net income per share calculations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Unless the context otherwise requires, all references herein to the "Company" are to Lexington Precision Corporation ("LPC") and its wholly-owned subsidiary, Lexington Components, Inc. ("LCI"). Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customer specifications, rubber and metal component parts. The Rubber Group manufactures silicone and organic rubber components for sale primarily to manufacturers of automobiles, automotive replacement parts and medical devices. The Metals Group manufactures metal components for sale primarily to manufacturers of automobiles, industrial equipment, home appliances and business machines. The Rubber Group operates through three divisions of LCI, the Electrical Insulator Division, the Precision Seals Division and Lexington Medical, and through a division of LPC, Lexington Manufacturing. The Metals Group operates through two divisions of LPC, Falconer Die Casting Company ("Falconer") and Ness Precision Products ("Ness").

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       Various statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon projections and estimates, as distinct from past or historical facts and events. These forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to be materially different. Such risks and uncertainties include changes in future economic conditions, changes in the competitive environment, changes in the capital markets, unanticipated operating results and cash flows and a number of other factors.

       The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods.

RESULTS OF OPERATIONS -- FIRST QUARTER OF 1996 VERSUS FIRST QUARTER OF 1995

       NET SALES

       A summary of the net sales of the Rubber Group and the Metals Group for the first quarters of 1996 and 1995 follows (dollar amounts in thousands):


                                          THREE MONTHS ENDED
                                               MARCH 31,           PERCENTAGE
                                       -------------------------   INCREASE/
                                         1996             1995     (DECREASE)
                                         ----             ----     ----------
           Rubber Group               $  18,151        $  15,688       15.7%
           Metals Group                   9,747           11,386      (14.4)
                                       --------         --------     ------

                                      $  27,898        $  27,074        3.0%
                                       ========         ========     ======

       The increase in net sales of the Rubber Group was the result of increased sales of seals and insulators for automotive wiring systems and, to lesser degree, increased sales of tooling and increased sales of medical components. During the first quarter of 1996, net sales of seals and insulators to the Company's largest customer, Delphi Packard Electric Systems, a division of General Motors Corporation, were essentially unchanged when compared to the first quarter of 1995 primarily because of the impact of the recent strike at GM's Dayton, Ohio, facility and the resulting shutdown of GM assembly lines. The first quarter of 1995 included net sales of $656,000 from the Rubber Group's Extruded and Lathe-Cut Products Division, which was sold in June 1995.

       The decrease in net sales of the Metals Group resulted from lower sales at both Falconer and Ness. Net sales of a single component to TRW Vehicle Safety Systems, Inc. ("TRW VSSI") declined by $1,428,000 in the first quarter of 1996, compared to the first quarter of 1995. The decline in sales of the single component resulted from the planned phase-out during 1995 and 1996 of the inflator system in which the component is used. The decline in sales of the single component will continue to negatively affect net sales and profitability of the Company for the remainder of 1996. Currently, the Company believes that it will experience a decline in net sales of the single component of approximately $2,400,000 during the remaining nine months of 1996, compared to the same period in 1995.

       COST OF SALES

       A summary of cost of sales and cost of sales as a percentage of net sales for the Rubber Group and the Metals Group for the first quarters of 1996 and 1995 follows (dollar amounts in thousands):


                                          THREE MONTHS ENDED MARCH 31,           PERCENTAGE
                                     ---------------------------------------      INCREASE/
                                           1996                   1995           (DECREASE)
                                     ----------------       ----------------    -------------

        Rubber Group                $  14,272    78.6%     $  12,420    79.2%        14.9%
        Metals Group                    8,470    86.9          9,121    80.1         (7.1)
                                     --------   -----       --------   -----       ------

                                    $  22,742    81.5%     $  21,541    79.6%         5.6%
                                     ========   =====       ========   =====       ======

       Cost of sales of the Rubber Group as a percentage of net sales decreased to 78.6% during the first quarter of 1996 from 79.2% during the first quarter of 1995 primarily because of reduced factory overhead expense expressed as a percentage of net sales. Factory overhead expense as a percentage of net sales decreased during the first quarter because certain factory overhead expenses grew at a slower rate than sales and because of reduced workers' compensation and health care expenses. Although factory overhead expense as a percentage of net sales decreased during the first quarter of 1996, the reduction was partially offset by start-up expenses incurred at Lexington Manufacturing, the Rubber Group's new mold manufacturing and engineering facility, and by increased depreciation expense.

       Cost of sales of the Metals Group as a percentage of net sales increased to 86.9% during the first quarter of 1996 from 80.1% during the first quarter of 1995. Factory overhead expense as a percentage of net sales and, to a lesser extent, direct labor cost as a percentage of net sales both increased during the first quarter of 1996 primarily because of additional expenses incurred in connection with the start-up of new metal machining equipment, reduced absorption of fixed factory overhead expenses due to the decrease in net sales and increased depreciation expense.

       SELLING AND ADMINISTRATIVE EXPENSES

       A summary of selling and administrative expenses and selling and administrative expenses as a percentage of net sales for the Rubber Group, the Metals Group and the Corporate Office for the first quarters of 1996 and 1995 follows (dollar amounts in thousands):


                                           THREE MONTHS ENDED MARCH 31,            PERCENTAGE
                                      ---------------------------------------      INCREASE/
                                            1996                   1995            (DECREASE)
                                      ----------------       ----------------    --------------


         Rubber Group                $     985     5.4%     $   1,010     6.4%         (2.5)%
         Metals Group                      983    10.1            957     8.4           2.7
         Corporate Office                  696     N/A            653     N/A           6.6
                                      --------   -----       --------   -----       -------

                                     $   2,664     9.5%     $   2,620     9.7%          1.7 %
                                      ========   =====       ========   =====       =======

       At the Rubber Group, selling and administrative expenses as a percentage of net sales decreased to 5.4% during the first quarter of 1996 primarily because most selling and administrative expenses grew at a slower rate than net sales and because employee related relocation expenses declined.

       At the Metals Group, selling and administrative expenses as a percentage of net sales increased to 10.1% during the first quarter of 1996 primarily because most selling and administrative expenses remained unchanged while net sales declined. Legal expenses and personnel costs at the Metals Group also increased during first quarter of 1996, compared with the first quarter of 1995.

       INTEREST EXPENSE

       Interest expense totaled $1,954,000 during the first quarter of 1996, an increase of $144,000 compared to the first quarter of 1995. This increase was caused primarily by an increase in average borrowings outstanding.

       PROVISION FOR INCOME TAXES

       At March 31, 1996 and December 31, 1995, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. There was no material change in the components of the deferred tax assets, the deferred tax liabilities or the valuation allowance during the first quarter of 1996.

        The income tax provision recorded for the first quarter of 1996 was calculated using the estimated annual effective tax rate (primarily attributable to federal alternative minimum taxes) for the year ending December 31, 1996. The income tax provisions otherwise recognizable during the first quarters of 1996 and 1995 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

       OPERATING ACTIVITIES

       During the first quarter of 1996, net cash used by the operating activities of the Company totaled $1,378,000. Cash was used during the quarter to fund increased accounts receivable, inventories and prepaid expenses and other current assets and to reduce accounts payable and accrued expenses. Account receivable increased by $1,012,000 primarily because net sales in March 1996 exceeded net sales in December 1995. Inventories increased by $722,000 primarily because of higher production levels at the end of the quarter. Prepaid expenses and other current assets increased by $617,000 primarily because of increased prepaid workers' compensation premiums and increased customer tooling in process. Accounts payable decreased by $428,000 primarily because of a reduction in payables to building contractors. Accrued expenses decreased by $935,000 primarily because of the payment on February 1, 1996 of the semi-annual interest payment in the amount of $2,022,000 on the 12-3/4% Senior Subordinated Notes, due February 1, 2000 (the "12-3/4 Notes").

       Net working capital declined by $2,614,000, primarily because capital expenditures were financed with increased borrowings under the Company's revolving line of credit and by a short-term construction loan.

       INVESTING ACTIVITIES

       During the first quarter of 1996, the investing activities of the Company used $5,480,000 of cash, primarily for capital expenditures. During the first quarter of 1996, capital expenditures attributable to the Rubber Group and the Metals Group totaled $3,973,000 and $1,347,000, respectively. The Company presently expects that capital expenditures will total approximately $14,000,000 during 1996, which will be comprised of approximately $11,000,000 for equipment and approximately $3,000,000 for buildings. At March 31, 1996, the Company had commitments outstanding for capital expenditures totaling approximately $4,000,000.

       FINANCING ACTIVITIES

       During the first quarter of 1996, the financing activities of the Company provided $6,804,000 of cash.

       The Company finances its day-to-day operations through a revolving line of credit. The Company borrows and repays loans outstanding under the revolving line of credit daily, depending on cash receipts and disbursements. The ability of the Company to borrow under the revolving line of credit is governed by certain availability formulas which are based on the levels of accounts receivable and inventories of the Company. The Company also uses the revolving line of credit to fund capital expenditures with the intention of later refinancing a portion of such borrowings with term loans. Additionally, the Company also uses an equipment line of credit to finance a portion of qualified new equipment purchases with term loans. Generally, the amount of financing available under the equipment line of credit to fund new equipment purchases is equal to 85% of the appraised orderly liquidation value of the equipment being purchased. At March 31, 1996, subject to the acquisition of new equipment as collateral, funding potentially available under the equipment line of credit totaled approximately $5,700,000.

       During the first quarter of 1996, the Company's net borrowings under the revolving line of credit increased by $683,000. Also, during the first quarter of 1996, the Company incurred additional short-term borrowings of $1,000,000 in connection with the construction of its new facility in North Canton, Ohio. The additional short-term borrowings bear interest at a fixed rate of 8.37% per annum and are expected to be refinanced as part of a $2,500,000 term loan upon completion of the facility (the "North Canton Commitment"). At December 31, 1995, $3,730,000 of borrowings outstanding under the revolving line of credit were classified as long-term debt in the Company's consolidated financial statements because the borrowings were refinanced under long-term agreements before the Company's consolidated financial statements for the year ended December 31, 1995 were issued.

       During the first quarter of 1996, the Company borrowed $10,677,000 in term loans to refinance $4,035,000 of pre-existing term loans and $6,642,000 of loans outstanding under the revolving line of credit.

The new term loans are secured by the Company's receivables, inventories and equipment and by certain of the Company's real property. Term loans totaling $2,000,000 bear interest at the London Interbank Offered Rate ("LIBOR") plus 3-1/4% and/or Prime Rate plus 1% and are payable in either seventy or eighty-four monthly principal installments. Term loans totaling $5,377,000 bear interest at LIBOR plus 3% and are payable in 48 equal monthly principal installments. A $1,800,000 term loan bears interest at LIBOR plus 3% and/or Prime Rate plus 3/4% and is payable in 60 equal monthly principal installments. A $1,500,000 term loan bears interest at a fixed rate of 8.37% per annum and is payable in 59 monthly installments of $8,000 with a final payment of $1,008,000 due in 2001.

       LIQUIDITY

       The Company operates with high financial leverage and limited liquidity. During the first quarter of 1996, aggregate indebtedness of the Company, excluding accounts payable, increased by $6,952,000 to $75,038,000. During the year ending December 31, 1996, cash interest and principal payments are projected to total approximately $8,000,000 and $5,200,000, respectively.

       Availability under the Company's revolving line of credit totaled $2,011,000 at May 6, 1996. Availability under the revolving line of credit is calculated without deducting outstanding checks issued by the Company. Typically, outstanding checks total approximately $1,500,000.

       During the remaining nine months of 1996 and the first quarter of 1997, the Company anticipates that, in addition to cash flows from operations, new loans in the amount of approximately $5,000,000 will be required to meet the Company's working capital, capital expenditure and debt service requirements. During the same period, aggregate indebtedness, excluding accounts payable, are presently expected to peak at approximately $78,000,000 on August 1, 1996, the scheduled payment date for $2,022,000 of interest then due on the 12-3/4% Notes. Although no assurance can be given, the Company currently believes that cash flows from operations and availability under the revolving line of credit, the equipment line of credit, and the North Canton Commitment should be adequate to meet its anticipated working capital, capital expenditure and debt service requirements for the remainder of 1996 and the first quarter of 1997. If cash flows from operations or availability under the revolving line of credit, the equipment line of credit, and the North Canton Commitment fall below expectations, the Company intends to reduce or delay its capital expenditure program and/or to extend accounts payable balances with suppliers beyond terms which the Company believes are customary in the industries in which it operates.

       Certain of the Company's loan agreements contain requirements with respect to the maintenance of minimum levels of working capital, net worth and cash flow coverage and place certain restrictions on the Company's business and operations, including restrictions on the issuance or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock and the payment of cash dividends.

ACQUISITIONS

       The Company may seek, from time to time, to acquire assets and businesses related to its current operations with the intention of expanding its existing operations. Depending on, among other things, the size and terms of such acquisitions, the Company may be required to obtain additional financing and, in some cases, the approval of certain holders of the Company's debt. The Company's ability to effect acquisitions may be dependent upon its ability to obtain such financing and, to the extent applicable, consents.

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

       (a)    The following exhibit is filed herewith:

              27-1   Financial Data Schedule*

                * Not deemed filed for purposes of Section 11 of the Securities
                  Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.

       (b)      REPORTS OF FORM 8-K

                No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEXINGTON PRECISION CORPORATION
                                           (Registrant)

May 9, 1996                        By:  /s/  Michael A. Lubin
- -----------                             -------------------------
   Date                                 Michael A. Lubin
                                        Chairman of the Board

May 9, 1996                        By:  /s/  Warren Delano
- -----------                             -------------------------
   Date                                 Warren Delano
                                        President

May 9, 1996                        By:  /s/  Dennis J. Welhouse
- -----------                             -------------------------
   Date                                 Dennis J. Welhouse
                                        Senior Vice President and
                                        Chief Financial Officer