Form 10-Q
period 1996-06-30
LEXINGTON PRECISION CORP
filed 1996-08-14
CIK 12570

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

      COMMON STOCK, $.25 PAR VALUE -- 4,263,036 SHARES AS OF AUGUST 9, 1996

(INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         LEXINGTON PRECISION CORPORATION

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I.   Financial Information

       Item 1.   Financial Statements .................................................  2

       Item 2.   Management's Discussion and Analysis of Financial Condition

                 and Results of Operations ...........................................  11

PART II.   Other Information

       Item 4.   Submission of Matters to a Vote of Security Holders..................  20

       Item 6.   Exhibits and Reports on Form 8-K ....................................  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         LEXINGTON PRECISION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

                                                             JUNE 30,        DECEMBER 31,
                                                               1996              1995
                                                            -----------     ---------------
ASSETS:

Current assets:
    Cash                                                    $      487         $     118
    Accounts receivable                                         14,578            12,959
    Inventories                                                  8,728             8,105
    Prepaid expenses and other assets                            3,548             2,101
    Deferred income taxes                                          843             1,195
                                                             ---------          --------
        Total current assets                                    28,184            24,478
                                                             ---------          --------

Property, plant and equipment:

     Land                                                        1,533             1,525
     Buildings                                                  19,452            17,190
     Equipment                                                  64,106            57,110
                                                             ---------          --------
                                                                85,091            75,825
     Less accumulated depreciation                              33,934            30,887
                                                             ---------          --------
         Property, plant and equipment, net                     51,157            44,938
                                                             ---------          --------

Excess of cost over net assets of businesses acquired, net       9,568             9,726
                                                             ---------          --------

Other assets, net                                                2,456             2,734
                                                             ---------          --------

                                                            $   91,365         $  81,876
                                                             =========          ========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

                                                              JUNE 30,       DECEMBER 31,
                                                                1996             1995
                                                            -------------   ---------------
LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                        $   12,670       $   10,628
     Accrued expenses                                             6,989            6,572
     Short-term debt                                             11,325            7,522
     Current portion of long-term debt                            5,651            4,531
                                                              ---------        ---------
          Total current liabilities                              36,635           29,253
                                                              ---------        ---------

Long-term debt, excluding current portion                        58,053           56,033
                                                              ---------        ---------

Deferred income taxes and other long-term liabilities               842            1,056
                                                              ---------        ---------

Redeemable preferred stock, $100 par value,
  at redemption value                                             1,020            1,020
Less excess of redemption value over par value                      510              510
                                                              ---------        ---------
    Redeemable preferred stock, at par value                        510              510
                                                              ---------        ---------

Stockholders' deficit:
    Common stock, $.25 par value, 10,000,000
      shares authorized, 4,348,951 shares issued                  1,087            1,087
    Additional paid-in-capital                                   12,461           12,547
    Accumulated deficit                                         (18,006)         (18,305)
    Cost of common stock in treasury, 85,915 and 120,915
      shares, respectively                                         (217)            (305)
                                                              ---------        ---------
         Total stockholders' deficit                             (4,675)          (4,976)
                                                              ---------        ---------

                                                             $   91,365       $   81,876
                                                              =========        =========



See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                        -------------------          ------------------
                                                        1996           1995          1996          1995
                                                        ----           ----          ----          ----

Net sales                                            $  28,081      $  26,433     $  55,979     $  53,507
                                                      --------       --------      --------      --------
Costs and expenses:
     Cost of sales                                      23,169         21,249        45,911        42,790
     Selling and administrative expenses                 2,779          2,514         5,443         5,134
                                                      --------       --------      --------      --------
          Total costs and expenses                      25,948         23,763        51,354        47,924
                                                      --------       --------      --------      --------

Income from operations                                   2,133          2,670         4,625         5,583

Interest expense                                         2,109          1,857         4,063         3,667

Other income                                                 -            641             -           641
                                                      --------       --------      --------      --------

Income before income taxes                                  24          1,454           562         2,557

Provision for income taxes                                  79            383           260           667
                                                      --------       --------      --------      --------

Net income/(loss)                                    $     (55)     $   1,071     $     302     $   1,890
                                                      ========       ========      ========      ========


Net income/(loss) per primary and fully diluted common share:

    Primary                                          $    (.02)     $     .25     $     .06     $     .44
                                                      ========       ========      ========      ========

    Fully diluted                                    $    (.02)     $     .23     $     .06     $     .40
                                                      ========       ========      ========      ========



See notes to consolidated financial statements.

                                          LEXINGTON PRECISION CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (THOUSANDS OF DOLLARS)
                                                    (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          -----------------------------
                                                                            1996                1995
                                                                            ----                ----

OPERATING ACTIVITIES:

    Net income                                                           $      302          $    1,890
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                        3,979               3,007
         Deferred income taxes                                                  110                   -
         Loss/(gain) on sale of property, plant and equipment                     3                (641)
         Changes in operating assets and liabilities which
         provided/(used) cash:
            Receivables                                                      (1,619)             (1,207)
            Inventories                                                        (623)             (1,685)
            Prepaid expenses and other assets                                (1,447)                  8
            Accounts payable                                                  2,042                 731
            Accrued expenses                                                    414               1,402
         Other                                                                   61                   -
                                                                          ---------           ---------
                Net cash provided by operating activities                     3,222               3,505
                                                                          ---------           ---------

INVESTING ACTIVITIES:

    Purchases of property, plant and equipment                               (9,559)             (7,378)
    Decrease/(increase) in equipment deposits, net                              170                (722)
    Proceeds from sales of property, plant and equipment                         57                 970
    Additions to deferred tooling expense                                      (260)               (457)
                                                                          ---------           ---------
                Net cash used by investing activities                        (9,592)             (7,587)
                                                                          ---------           ---------

FINANCING ACTIVITIES:

    Net increase in short-term debt                                           3,803               3,523
    Proceeds from issuance of long-term debt                                  9,725               2,300
    Repayments of long-term debt                                             (6,603)             (1,534)
    Other                                                                      (186)               (228)
                                                                          ---------           ---------
                Net cash provided by financing activities                     6,739               4,061
                                                                          ---------           ---------

Net increase/(decrease) in cash                                                 369                 (21)
Cash at beginning of period                                                     118                  79
                                                                          ---------           ---------


Cash at end of period                                                    $      487          $       58
                                                                          =========           =========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

       The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation ("LPC") and its wholly owned subsidiary, Lexington Components, Inc. ("LCI"). Unless the context otherwise requires, all references herein to the "Company" are to LPC and LCI. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission.

       In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1996, the Company's results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and the Company's cash flows for the six-month periods ended June 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

       The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

NOTE 2 -- INVENTORIES

       Inventories at June 30, 1996 and December 31, 1995 are summarized below (in thousands of dollars):

                                                           JUNE 30,       DECEMBER 31,
                                                             1996             1995
                                                        ------------     ---------------
              Finished goods                              $   2,973        $    3,040
              Work in process                                 2,550             2,213
              Raw materials and purchased parts               3,205             2,852
                                                           --------         ---------

                                                          $   8,728        $    8,105
                                                           ========         =========

NOTE 3 -- SHORT-TERM DEBT

       At June 30, 1996 and December 31, 1995, short-term debt consisted of $11,325,000 and $7,522,000, respectively, of loans outstanding under the Company's revolving line of credit. The revolving line of credit has an expiration date of January 2, 1998. Except for loans totaling $1,779,000 and $3,730,000 at June 30, 1996 and December 31, 1995, respectively, which were refinanced under long-term agreements before the financial statements were issued, the loans outstanding under the revolving line of credit have been classified as short-term debt at June 30, 1996 and December 31, 1995 because the Company's cash receipts are automatically used to reduce the loans outstanding under the revolving line of credit on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company. Loans outstanding under the revolving line of credit bear interest at the London Interbank Offered Rate ("LIBOR") plus 3-1/4% and/or Prime Rate plus 1%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 -- ACCRUED EXPENSES

       At June 30, 1996 and December 31, 1995, accrued expenses included accrued interest expense of $1,783,000 and $1,717,000, respectively.

 NOTE 5 -- LONG-TERM DEBT

       Long-term debt at June 30, 1996 and December 31, 1995 is summarized below (in thousands of dollars):

                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   1996               1995
                                                                                -----------      ---------------

             Loans outstanding under revolving line of credit                    $   1,779         $   3,730
             Construction loan                                                       1,000                 -
             Term loans, payable in monthly installments, final
               maturities in 2000, 2001, 2002 or 2003                               24,858            20,488
             12% Note, payable in monthly installments through 2000                  2,393             2,635
             Industrial Revenue Bond, 75% of prime, payable in monthly
               installments, final maturity in 2000                                    448               498
             12-3/4% Senior Subordinated Notes, due 2000                            31,700            31,682
             14% Junior Subordinated Convertible Notes, due 2000                     1,000             1,000
             14% Junior Subordinated Nonconvertible Notes, due 2000                    347               347
             Other                                                                     179               184
                                                                                  --------          --------

                   Total long-term debt                                             63,704            60,564
                   Less current portion                                              5,651             4,531
                                                                                  --------          --------

                        Total long-term debt, excluding current portion          $  58,053         $  56,033
                                                                                  ========          ========

       LOANS OUTSTANDING UNDER REVOLVING LINE OF CREDIT

       At June 30, 1996 and December 31, 1995, $1,779,000 and $3,730,000,
respectively, of borrowings outstanding under the Company's revolving line of credit were classified as long-term debt because the borrowings were refinanced under long-term agreements before the financial statements for each respective date were issued.

       CONSTRUCTION LOAN

       At June 30, 1996, a construction loan totaling $1,000,000 was classified as long-term debt because it was refinanced under a long-term agreement before the financial statements for June 30, 1996 were issued.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       TERM LOANS

       Term loans having an aggregate principal balance of $23,375,000 at June 30, 1996 are payable in equal monthly principal installments with maturities in 2000, 2001, 2002 or 2003. A term loan having a principal balance of $1,483,000 at June 30, 1996 is payable in equal monthly principal installments of $8,000 until 2001 when the remaining principal balance of $1,008,000 will be due. Term loans having a principal balance of $17,882,000 at June 30, 1996 are subject to earlier maturity in the event the Company's revolving line of credit terminates or expires.

       The term loans having an aggregate principal balance of $23,375,000 bear interest at LIBOR plus 3% or 3-1/4% or Prime Rate plus 3/4% or 1%. The term loan having a principal balance of $1,483,000 bears interest at a fixed rate of 8.37% per annum. The term loans are secured by the Company's receivables, inventories and equipment and by certain of the Company's real property.

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

       14% NOTES

       The 14% Junior Subordinated Convertible Notes, due May 1, 2000 (the "14% Convertible Notes"), and 14% Junior Subordinated Nonconvertible Notes, due May 1, 2000 (collectively with the 14% Convertible Notes, the "14% Notes"), are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, at a declining premium over the principal amount thereof. Interest on the 14% Notes is due quarterly on February 1, May 1, August 1 and November 1. The 14% Convertible Notes are convertible into 440,000 shares of the Company's common stock.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 -- PROVISION FOR INCOME TAXES

       At June 30, 1996 and December 31, 1995, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. The income tax provisions recorded for the three-month and six-month periods ended June 30, 1996 were primarily attributable to state income taxes and deferred federal income taxes and were calculated using the projected effective tax rate for the year ending December 31, 1996.

NOTE 7 -- NET INCOME OR NET LOSS PER COMMON SHARE

           The calculations for primary and fully diluted net income or net loss per common share for the three-month and six-month periods ended June 30, 1996 and 1995 are set forth below (in thousands, except per share amounts):

                                                                          THREE MONTHS                  SIX MONTHS
                                                                              ENDED                       ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                         -----------------            -----------------
                                                                         1996         1995            1996         1995
                                                                         ----         ----            ----         ----
PRIMARY NET INCOME/(LOSS) PER COMMON SHARE:
     Weighted average common shares outstanding during period           4,244        4,214           4,236        4,209
     Common stock equivalents: incentive stock options                      -           26               -           26
                                                                       ------       ------         -------      -------
          Weighted average common and common equivalent shares
            common equivalent shares                                    4,244        4,240           4,236        4,235
                                                                       ======       ======         =======      =======

     Net income/(loss)                                                $   (55)     $ 1,071        $    302     $  1,890
     Preferred stock dividends                                            (10)         (11)            (20)         (22)
     Pro rata portion of the excess of the redemption cost over the
       value of preferred stock redeemed                                  (11)         (11)            (22)         (22)
                                                                       ------       ------         -------      -------
           Income for primary net income/(loss) per share             $   (76)     $ 1,049        $    260     $  1,846
                                                                       ======       ======         =======      =======

           Primary net income/(loss) per common share                 $  (.02)     $   .25        $    .06     $    .44
                                                                       ======       ======         =======      =======


FULLY DILUTED NET INCOME/(LOSS) PER COMMON SHARE:

     Weighted average common shares outstanding during period           4,263        4,228           4,263        4,228
     Pro forma conversion of 14% Convertible Notes                        440          440             440          440
     Common stock equivalents: incentive stock options                      -           26               -           26
                                                                       ------       ------         -------      -------
          Weighted average common and common equivalent shares          4,703        4,694           4,703        4,694
                                                                       ======       ======         =======      =======

     Net income/(loss)                                                $   (55)     $ 1,071        $    302     $  1,890
     Preferred stock dividends                                            (10)         (11)            (20)         (22)
     Pro rata portion of the excess of the redemption cost over the
        value of preferred stock redeemed                                 (11)         (11)            (22)         (22)
     Pro forma elimination of interest expense on the 14%
      Convertible Notes, net of applicable income taxes                    27           26              54           52
                                                                       ------       ------         -------      -------
           Income for fully diluted income per share                  $   (49)     $ 1,075        $    314     $  1,898
                                                                       ======       ======         =======      =======

           Fully diluted net income/(loss) per common share           $  (.02)     $   .23        $    .06     $    .40
                                                                      =======      =======        ========     ========

                                       -9-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       Various statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon projections and estimates, as distinct from past or historical facts and events. These forward-looking statements are subject to a number of risks, uncertainties and contingencies that could cause actual results to be materially different. Such risks and uncertainties include increases and decreases in business awarded to the Company by its various customers, unanticipated operating results and cash flows, changes in future economic conditions, changes in the competitive environment, changes in the capital markets and a number of other factors.

       The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods.

RESULTS OF OPERATIONS -- SECOND QUARTER OF 1996 VERSUS SECOND QUARTER OF 1995

       NET SALES

       A summary of the net sales of the Rubber Group and the Metals Group for the second quarters of 1996 and 1995 follows (dollar amounts in thousands):

                                       THREE MONTHS ENDED
                                            JUNE 30,            PERCENTAGE
                                    -------------------------   INCREASE/
                                      1996             1995     (DECREASE)
                                      ----             ----     ----------
         Rubber Group              $  18,775        $  15,923       17.9%
         Metals Group                  9,306           10,510      (11.5)
                                    --------         --------     ------

                                   $  28,081        $  26,433        6.2%
                                    ========         ========     ======

       The increase in net sales of the Rubber Group was the result of increased sales of insulators and seals for automotive wiring systems and increased sales of medical components offset, in part, by reduced sales of tooling. The second quarter of 1995 included net sales of $665,000 from the Rubber Group's Extruded and Lathe-Cut Products Division, which was sold in June 1995.

       The decrease in net sales of the Metals Group resulted primarily from lower sales of computer components manufactured by Falconer. At Ness, an increase in the net sales of a variety of components was substantially offset by the continued decline in net sales of a single automotive airbag component to TRW Vehicle Safety Systems, Inc. ("TRW VSSI"). The decline in sales of the single component resulted from the planned phase-out during 1995 and 1996 of the inflator system in which the component is used. Net sales of the component totaled $2,378,000, $1,228,000 and $614,000, during the second quarters of 1994, 1995 and 1996, respectively. Net sales of the component are projected to be negligible during the second half of 1996. The decline in sales of the component has resulted in operating losses at Ness' manufacturing facility in Casa Grande, Arizona, during the first and second quarters of 1996. Although there can be no assurance, management of the Company believes that net sales of new airbag components manufactured at the Casa Grande facility will increase during the second half of 1996, returning the facility to profitability.

       COST OF SALES

       A summary of cost of sales and cost of sales as a percentage of net sales for the Rubber Group and the Metals Group for the second quarters of 1996 and 1995 follows (dollar amounts in thousands):


                                 THREE MONTHS ENDED JUNE 30,
                           ---------------------------------------  PERCENTAGE
                                 1996                   1995         INCREASE
                           ----------------       ---------------- ------------
          Rubber Group    $  14,787    78.8%      $ 13,016    81.7%      13.6%
          Metals Group        8,382    90.1          8,233    78.3        1.8
                           --------   -----       --------   -----     ------

                          $  23,169    82.5%     $  21,249    80.4%       9.0%
                           ========   =====       ========   =====     ======

       Cost of sales of the Rubber Group as a percentage of net sales decreased to 78.8% during the second quarter of 1996 from 81.7% during the second quarter of 1995 primarily because of reduced material costs expressed as a percentage of net sales. Material costs as a percentage of net sales decreased primarily because of a change in the mix of components sold, a reduction in the cost of certain raw materials, a reduction in sales of tooling purchased from third parties and the exclusion of sales of the Company's Extruded and Lathe-Cut Products Division. During the second quarter of 1996, factory overhead expense as a percentage of net sales was unchanged, compared to the second quarter of 1995, primarily because of start-up expenses incurred at Lexington Manufacturing, the Rubber Group's new mold manufacturing and engineering division, and increased depreciation expense, which totaled $1,228,000 during the second quarter of 1996, compared to $894,000 during the second quarter of 1995.

       Cost of sales of the Metals Group as a percentage of net sales increased to 90.1% during the second quarter of 1996 from 78.3% during the second quarter of 1995. Factory overhead expense as a percentage of net sales and, to a lesser extent, direct labor cost as a percentage of net sales both increased during the second quarter of 1996 primarily because of additional expenses incurred in connection with the start-up of new metal machining equipment, reduced absorption of fixed factory overhead expenses due to the decrease in net sales and increased depreciation expense, which totaled $607,000 during the second quarter of 1996, compared to $474,000 during the second quarter of 1995.

       SELLING AND ADMINISTRATIVE EXPENSES

       A summary of selling and administrative expenses and selling and administrative expenses as a percentage of net sales for the Rubber Group, the Metals Group and the Corporate Office for the second quarters of 1996 and 1995 follows (dollar amounts in thousands):

                                 THREE MONTHS ENDED JUNE 30,
                           ---------------------------------------  PERCENTAGE
                                 1996                   1995         INCREASE
                           ----------------       ----------------  ----------
       Rubber Group       $   1,179     6.3%     $   1,061     6.7%       11.1%
       Metals Group             999    10.7            887     8.4        12.6
       Corporate Office         601     N/A            566     N/A         6.2
                           --------   -----       --------   -----       -----

                          $   2,779     9.9%     $   2,514     9.5%       10.5%
                           ========   =====       ========   =====       =====

       At the Rubber Group, selling and administrative expenses as a percentage of net sales decreased to 6.3% during the second quarter of 1996 primarily because most selling and administrative expenses grew at a slower rate than net sales and because employee-related relocation expenses declined.

       At the Metals Group, selling and administrative expenses as a percentage of net sales increased to 10.7% during the second quarter of 1996 primarily because most selling and administrative expenses remained unchanged while net sales declined by 11.5%. Legal expenses and personnel costs at the Metals Group also increased during second quarter of 1996, compared to the second quarter of 1995.

       INTEREST EXPENSE

       Interest expense totaled $2,109,000 during the second quarter of 1996, an increase of $252,000, compared to the second quarter of 1995. This increase was caused primarily by an increase in average borrowings outstanding.

       PROVISION FOR INCOME TAXES

       At June 30, 1996 and December 31, 1995, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. The income tax provision recorded during the second quarter of 1996 was primarily attributable to state income taxes and deferred federal income taxes and was calculated using the projected effective tax rate for the year ending December 31, 1996. The income tax provision otherwise recognizable during the second quarter of 1995 was reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards.

RESULTS OF OPERATIONS -- FIRST SIX MONTHS OF 1996 VERSUS FIRST SIX MONTHS OF
1995

       NET SALES

       A summary of the net sales of the Rubber Group and the Metals Group for the first six months of 1996 and 1995 follows (dollar amounts in thousands):

                                         SIX MONTHS ENDED
                                             JUNE 30,            PERCENTAGE
                                     -------------------------   INCREASE/
                                       1996             1995     (DECREASE)
                                       ----             ----     ----------
         Rubber Group               $  36,926        $  31,611       16.8%
         Metals Group                  19,053           21,896      (13.0)
                                     --------         --------     ------

                                    $  55,979        $  53,507        4.6%
                                     ========         ========     ======

       The increase in net sales of the Rubber Group was the result of increased sales of insulators and seals for automotive wiring systems and increased sales of medical components. The first six months of 1995 included net sales of $1,321,000 from the Rubber Group's Extruded and Lathe-Cut Products Division, which was sold in June 1995.

       The decrease in net sales of the Metals Group resulted primarily from lower sales of computer components manufactured by Falconer and airbag components manufactured by Ness. The decrease in net sales at Ness during the first six months of 1996, versus the first six months of 1995, resulted primarily from a decline in net sales of a single airbag component to TRW VSSI. The decline in sales of the single component resulted from the planned phase-out during 1995 and 1996 of the inflator system in which the component is used. Net sales of the component totaled $2,378,000, $1,228,000 and $614,000 during the first six months of 1994, 1995 and 1996, respectively. Net sales of the component are projected to be negligible during the second half of 1996. The decline in sales of the component has resulted in operating losses at Ness' manufacturing facility in Casa Grande, Arizona, during the first six months of 1996. Although there can be no assurance, management of the Company believes that net sales of new airbag components manufactured at the Casa Grande facility will increase during the second half of 1996, returning the facility to profitability.

       COST OF SALES

       A summary of cost of sales and cost of sales as a percentage of net sales for the Rubber Group and the Metals Group for the first six months of 1996 and 1995 follows (dollar amounts in thousands):

                                     SIX MONTHS ENDED JUNE 30,             PERCENTAGE
                              ---------------------------------------       INCREASE/
                                    1996                   1995            (DECREASE)
                              ----------------       ----------------      ----------
            Rubber Group     $  29,059    78.7%     $  25,436    80.5%        14.2%
            Metals Group        16,852    88.5         17,354    79.3         (2.9)
                              --------   -----       --------   -----       ------

                             $  45,911    82.0%     $  42,790    80.0%         7.3%
                              ========   =====       ========   =====       ======


       Cost of sales of the Rubber Group as a percentage of net sales decreased to 78.7% during the first six months of 1996 from 80.5% during the first six months of 1995 primarily because of reduced material costs expressed as a percentage of net sales. Material costs as a percentage of net sales decreased primarily because of a change in the mix of components sold, a reduction in the cost of certain raw materials and the exclusion of the sales of the Company's Extruded and Lathe-Cut Products Division. During the first six months of 1996, factory overhead expense as a percentage of net sales decreased primarily because of increased absorption of fixed factory overhead expense due to the increase in net sales and because of reduced workers' compensation expense. The reduction in factory overhead expense as a percentage of net sales was substantially offset by start-up expenses incurred at Lexington Manufacturing, the Rubber Group's new mold manufacturing and engineering division, and by increased depreciation expense, which totaled $2,359,000 during the first six months of 1996, compared to $1,695,000 during the first six months of 1995.

       Cost of sales of the Metals Group as a percentage of net sales increased to 88.5% during the first six months of 1996 from 79.3% during the first six months of 1995. Factory overhead expense as a percentage of net sales and, to a lesser extent, direct labor cost as a percentage of net sales both increased during the first six months of 1996 primarily because of additional expenses incurred in connection with the start-up of new metal machining equipment, reduced absorption of fixed factory overhead expense due to the decrease in net sales and increased depreciation expense, which totaled $1,187,000 during the first six months of 1996, compared to $925,000 during the first six months of 1995.

       SELLING AND ADMINISTRATIVE EXPENSES

       A summary of selling and administrative expenses and selling and administrative expenses as a percentage of net sales for the Rubber Group, the Metals Group and the Corporate Office for the first six months of 1996 and 1995 follows (dollar amounts in thousands):

                                     SIX MONTHS ENDED JUNE 30,
                              ---------------------------------------     PERCENTAGE
                                    1996                   1995            INCREASE
                              ----------------       ----------------    -------------
          Rubber Group       $   2,164     5.9%     $   2,071     6.6%          4.5%
          Metals Group           1,982    10.4          1,844     8.4           7.5
          Corporate Office       1,297     N/A          1,219     N/A           6.4
                              --------   -----       --------   -----       -------

                             $   5,443     9.7%     $   5,134     9.6%          6.0%
                              ========   =====       ========   =====       =======

       At the Rubber Group, selling and administrative expenses as a percentage of net sales decreased to 5.9% during the first six months of 1996 primarily because most selling and administrative expenses grew at a slower rate than net sales and because employee-related relocation expenses declined.

       At the Metals Group, selling and administrative expenses as a percentage of net sales increased to 10.4% during the first six months of 1996 primarily because most selling and administrative expenses remained unchanged while net sales declined by 13.0%. Legal expenses and personnel costs at the Metals Group also increased during the first six months of 1996, compared to the first six months of 1995.

       INTEREST EXPENSE

       Interest expense totaled $4,063,000 during the first six months of 1996, an increase of $396,000, compared to the first six months of 1995. This increase was caused primarily by an increase in average borrowings outstanding.

       PROVISION FOR INCOME TAXES

       At June 30, 1996 and December 31, 1995, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. The income tax provision recorded during the first six months of 1996 was primarily attributable to state income taxes and deferred federal income taxes and was calculated using the projected effective tax rate for the year ending December 31, 1996. The income tax provision otherwise recognizable during the first six months of 1995 was reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

       OPERATING ACTIVITIES

       During the first six months of 1996, the operating activities of the Company provided $3,222,000 of cash.

       During the first six months of 1996, cash provided by operating activities included $2,042,000 of cash provided by increased accounts payable. At June 30, 1996, accounts payable included approximately $3,957,000 of accounts payable relating to building construction, the acquisition of equipment and the purchase of customer-owned tooling, compared to $2,876,000 at December 31, 1995. Excluding accounts payable relating to building construction, the acquisition of equipment and the purchase of customer-owned tooling, accounts payable increased by $961,000, or 12%, from $7,752,000 at December 31, 1995 to $8,713,000 at June 30, 1996. The increase resulted primarily from higher levels of production during the second quarter of 1996 compared to the fourth quarter of 1995.

       During the first six months of 1996, cash was used to fund increased accounts receivable, prepaid expenses and other current assets. Accounts receivable increased by $1,619,000 primarily because net sales in June 1996 exceeded net sales in December 1995. Prepaid expenses and other current assets increased by $1,447,000 primarily because of increased customer tooling in process.

       INVESTING ACTIVITIES

       During the first six months of 1996, the investing activities of the Company used $9,592,000 of cash, primarily for capital expenditures. During the first six months of 1996, capital expenditures attributable to the Rubber Group and the Metals Group totaled $5,909,000 and $3,650,000, respectively.

       FINANCING ACTIVITIES

       During the first six months of 1996, the financing activities of the Company provided $6,739,000 of cash.

       The Company finances its day-to-day operations through a revolving line of credit. The Company borrows and repays loans outstanding under the revolving line of credit daily, depending on cash receipts and disbursements. The ability of the Company to borrow under the revolving line of credit is governed by certain availability formulas which are based on the levels of accounts receivable and inventories of the Company. The

Company also uses the revolving line of credit to fund capital expenditures with the intention of later refinancing a portion of such borrowings with term loans. The Company also uses an equipment line of credit to finance a portion of qualified new equipment purchases with term loans, repayable in equal monthly installments through 2003. Generally, the amount of financing available under the equipment line of credit to fund new equipment purchases is equal to 85% of the appraised orderly liquidation value of the equipment being purchased. At July 31, 1996, subject to the acquisition of new equipment as collateral, funding potentially available under the equipment line of credit totaled approximately $4,300,000.

       During the first six months of 1996, the Company's net borrowings under the revolving line of credit increased by $1,852,000. Also, during the first six months of 1996, the Company incurred additional borrowings of $1,000,000 in connection with the construction of its new facility in North Canton, Ohio. On July 1, 1996, the construction loan was refinanced as part of a $2,000,000 term loan which bears interest at a fixed rate of 8.37% and is payable in 59 monthly installments of $11,000 with a final payment of $1,344,000 due in 2001. At
June 30, 1996 and December 31, 1995, $1,779,000 and $3,730,000, respectively, of borrowings outstanding under the revolving line of credit were classified as long-term debt in the Company's consolidated financial statements because the borrowings were refinanced under long-term agreements before the Company's financial statements for June 30, 1996 and December 31, 1995, respectively, were issued. In addition, the $1,000,000 construction loan was also classified as long-term debt at June 30, 1996 because it was refinanced under a long-term agreement before the Company's financial statements for June 30, 1996 were issued.

       During the first six months of 1996, the Company borrowed $10,677,000 in term loans to refinance $4,035,000 of pre-existing term loans and $6,642,000 of loans outstanding under the revolving line of credit. The new term loans are secured by the Company's receivables, inventories and equipment and by certain of the Company's real property. New term loans totaling $5,377,000 bear interest at the London Interbank Offered Rate ("LIBOR") plus 3% and are payable in 48 equal monthly principal installments; new term loans totaling $2,000,000 bear interest at LIBOR plus 3-1/4% and/or Prime Rate plus 1% and are payable in equal monthly principal installments ranging from 70 to 84 months; a new $1,800,000 term loan bears interest at LIBOR plus 3% and/or Prime Rate plus 3/4% and is payable in 60 equal monthly principal installments; and a new $1,500,000 term loan bears interest at a fixed rate of 8.37% per annum and is payable in 59 monthly installments of $8,000 with a final payment of $1,008,000 due in 2001.

       In July 1996, the Company borrowed $3,400,000 in term loans to refinance $2,400,000 of loans outstanding under the revolving line of credit and the $1,000,000 construction loan.

       LIQUIDITY

       The Company operates with high financial leverage and limited liquidity. During the first six months of 1996, aggregate indebtedness of the Company, excluding accounts payable, increased by $6,943,000 to $75,029,000. Net working capital declined by $3,676,000, primarily because capital expenditures were financed with increased borrowings under the Company's revolving line of credit.

       During the year ending December 31, 1996, cash interest and principal payments are projected to total approximately $8,000,000 and $5,200,000, respectively.

       At August 9, 1996, availability under the Company's revolving line of credit totaled $1,203,000 before deducting outstanding checks of approximately $700,000. On August 9, 1996, the Company received a commitment, subject to appropriate documentation, for term loans totaling $2,000,000 which will bear interest at LIBOR plus 3-1/4% and/or Prime Rate plus 1% and will be payable in 66 equal monthly principal installments. Proceeds received from the loan, if completed, will be used to refinance $2,000,000 of loans outstanding under the Company's revolving line of credit. There can be no assurance that the financing will be completed.

       The Company presently projects that capital expenditures will total approximately $22,000,000 during 1996, including approximately $18,000,000 for equipment and approximately $4,000,000 for buildings. At June 30, 1996, the Company had commitments outstanding for capital expenditures totaling approximately $4,400,000.

       The Company's projected capital expenditures for 1996 have increased by approximately $8,000,000 since it previously disclosed projected capital expenditures in May 1996. The increase is primarily the result of an effort to increase production capacity at Ness' manufacturing facility in Casa Grande, Arizona. Management of the Company currently projects that the additional production capacity will be required to support increased sales of components used in automotive airbags.

       Certain of the Company's loan agreements currently include a covenant which limits capital expenditures to $15,000,000 in any calendar year. Although management of the Company believes that it should be able to obtain a waiver or amendment of the covenant to permit the spending of approximately $22,000,000 in 1996, there can be no assurance given that such waiver or amendment will be obtained. If the Company is unable to obtain such waiver or amendment, the Company would have to reduce or delay its capital spending program in order to remain in compliance with the covenant, which could have an adverse effect upon the Company.

       In conjunction with its plans to fund the additional $8,000,000 of capital expenditures currently projected for 1996, on August 1, 1996, the Company received a non-binding proposal from an institutional lender for a $7,000,000 line of credit to finance the purchase of certain metal machining equipment. If consummated in accordance with the terms of the proposal, borrowings under this additional equipment line of credit will be repayable in 84 equal monthly installments with interest at a rate of LIBOR plus 3-1/4%.

       During the remaining six months of 1996 and the first six months of 1997, the Company anticipates that, in addition to cash flows from operations, new loans in the amount of approximately $17,000,000 will be required to meet the Company's working capital, capital expenditure and debt service requirements. The Company is currently projecting that it will require financing of approximately $2,000,000 in excess of its current lines of credit, assuming the new proposed $7,000,000 equipment line of credit is consummated. Although no assurance can be given, the Company currently believes that cash flows from operations along with financing provided by existing and/or new institutional lenders should be adequate to meet its anticipated working capital, capital expenditure and debt service requirements for the remainder of 1996 and the first six months of 1997. If cash flows from operations or financing provided by existing and/or new institutional lenders fall below expectations, the Company intends to reduce or delay its capital expenditure program and/or to extend accounts payable balances with suppliers beyond terms which the Company believes are customary in the industries in which it operates. Any such reduction or delay in capital expenditures could have an adverse effect upon the Company.

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

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on May 16, 1996.

     (b) The matters voted upon at the Annual Meeting and the results of the voting as to each such matter are set forth below:

          (i) The election of William B. Conner and Phillips E. Patton as directors of the Company for terms expiring in 1999.

                           Votes for Mr. Conner             3,798,431
                           Votes withheld from Mr. Conner      20,836

                           Votes for Mr. Patton             3,798,279
                           Votes withheld from Mr. Patton      20,988

          (ii) The ratification of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1996.

                           Votes for Ernst & Young LLP     3,810,785
                           Votes against Ernst & Young LLP     2,662
                           Abstentions                         5,820

               There were no broker non-votes in respect of the foregoing matters.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed herewith:

          10-1 Term Note dated May 31, 1996 from Lexington Precision Corporation in favor of Congress Financial Corporation

          10-2 Term Note dated July 1, 1996 from Lexington Components, Inc. in favor of Congress Financial Corporation

          10-3 Term Note dated July 1, 1996 from Lexington Precision Corporation in favor of Congress Financial Corporation

          10-4 Term Note dated July 1, 1996 from Lexington Precision Corporation in favor of Bank One, Akron, NA

          27-1 Financial Data Schedule*

               * Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LEXINGTON PRECISION CORPORATION

                                         (Registrant)

August 14, 1996                By:  /s/  Michael A. Lubin
- ---------------                     -----------------------
       Date                         Michael A. Lubin
                                    Chairman of the Board

August 14, 1996                By:  /s/  Warren Delano
- ---------------                     -----------------------
       Date                         Warren Delano
                                    President

August 14, 1996                By:  /s/  Dennis J. Welhouse
- ---------------                     -----------------------
       Date                         Dennis J. Welhouse
                                    Senior Vice President and
                                    Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit
    Number                    Exhibit                             Location
    ------                    -------                             --------
      10-1     Term Note dated May 31, 1996 from             Filed with this Form 10-Q
               Lexington Precision Corporation in favor
               of Congress Financial Corporation

      10-2     Term Note dated July 1, 1996 from             Filed with this Form 10-Q
               Lexington Components, Inc. in favor of
               Congress Financial Corporation

      10-3     Term Note dated July 1, 1996 from             Filed with this Form 10-Q
               Lexington Precision Corporation in favor
               of Congress Financial Corporation

      10-4     Term Note dated July 1, 1996 from             Filed with this Form 10-Q
               Lexington Precision Corporation in favor
               of Bank One, Akron, NA

      27-1     Financial Data Schedule                       Filed with this Form 10-Q
