Form 10-Q
period 1996-09-30
LEXINGTON PRECISION CORP
filed 1996-11-14
CIK 12570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     COMMON STOCK, $.25 PAR VALUE -- 4,263,036 SHARES AS OF NOVEMBER 7, 1996 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

================================================================================

                         LEXINGTON PRECISION CORPORATION



                                TABLE OF CONTENTS





                                                                                 PAGE
                                                                                 ----
PART I.   Financial Information

       Item 1.   Financial Statements ...........................................   2

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ......................................  11

PART II.   Other Information

       Item 6.   Exhibits and Reports on Form 8-K ...............................  19



                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   1996               1995
                                                              ---------------   ----------------
ASSETS:

Current assets:
    Cash                                                        $      55          $     118
    Accounts receivable                                            14,985             12,959
    Inventories                                                     8,737              8,105
    Prepaid expenses and other assets                               3,788              2,101
    Deferred income taxes                                             843              1,195
                                                                 --------           --------
        Total current assets                                       28,408             24,478
                                                                 --------           --------

Property, plant and equipment:
     Land                                                           1,533              1,525
     Buildings                                                     19,816             17,190
     Equipment                                                     66,027             57,110
                                                                 --------           --------
                                                                   87,376             75,825
     Less accumulated depreciation                                 35,296             30,887
                                                                 --------           --------
         Property, plant and equipment, net                        52,080             44,938
                                                                 --------           --------

Excess of cost over net assets of businesses acquired, net          9,489              9,726
                                                                 --------           --------

Other assets, net                                                   3,031              2,734
                                                                 --------           --------

                                                                $  93,008          $  81,876
                                                                 ========           ========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                         1996               1995
                                                                   ----------------   ----------------
LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                                 $  12,371          $  10,628
     Accrued expenses                                                     7,319              6,572
     Short-term debt                                                     11,928              7,522
     Current portion of long-term debt                                    6,107              4,531
                                                                       --------           --------
          Total current liabilities                                      37,725             29,253
                                                                       --------           --------

Long-term debt, excluding current portion                                58,855             56,033
                                                                       --------           --------

Deferred income taxes and other long-term liabilities                       929              1,056
                                                                       --------           --------

Redeemable preferred stock, $100 par value,
  at redemption value                                                     1,020              1,020
Less excess of redemption value over par value                              510                510
                                                                       --------           --------
    Redeemable preferred stock, at par value                                510                510
                                                                       --------           --------

Stockholders' deficit:
    Common stock, $.25 par value, 10,000,000
      shares authorized, 4,348,951 shares issued                          1,087              1,087
    Additional paid-in-capital                                           12,450             12,547
    Accumulated deficit                                                 (18,331)           (18,305)
    Cost of common stock in treasury, 85,915 and 120,915
      shares, respectively                                                 (217)              (305)
                                                                       --------           --------
         Total stockholders' deficit                                     (5,011)            (4,976)
                                                                       --------           --------

                                                                      $  93,008          $  81,876
                                                                       ========           ========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                            -----------------------      ----------------------
                                                              1996           1995          1996          1995
                                                            --------       --------      --------      --------

Net sales                                                  $  29,287      $  24,221     $  85,266     $  77,728
                                                            --------       --------      --------      --------

Costs and expenses:
     Cost of sales                                            24,301         20,135        70,212        62,925
     Selling and administrative expenses                       3,024          2,306         8,467         7,440
                                                            --------       --------      --------      --------
          Total costs and expenses                            27,325         22,441        78,679        70,365
                                                            --------       --------      --------      --------

Income from operations                                         1,962          1,780         6,587         7,363

Interest expense                                               2,177          1,962         6,240         5,629

Other income                                                       -              -             -           641
                                                            --------       --------      --------      --------

Income/(loss) before income taxes                               (215)          (182)          347         2,375

Provision/(credit) for income taxes                              113            (73)          373           594
                                                            --------       --------      --------      --------

Net income/(loss)                                          $    (328)     $    (109)    $     (26)    $   1,781
                                                            ========       ========      ========      ========


Net income/(loss) per primary and fully diluted common share:

    Primary                                                $    (.08)     $    (.03)    $    (.02)    $     .40
                                                            ========       ========      ========      ========

    Fully diluted                                          $    (.08)     $    (.03)    $    (.02)    $     .38
                                                            ========       ========      ========      ========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          -----------------------------
                                                                            1996                1995
                                                                            ----                ----
OPERATING ACTIVITIES:

    Net income/(loss)                                                    $      (26)         $    1,781
    Adjustments to reconcile net income/(loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                        6,138               4,671
         Deferred income taxes                                                  188                   -
         Gain on sale of property, plant and equipment                          (14)               (668)
         Changes in operating assets and liabilities which
           provided/(used) cash:
            Receivables                                                      (2,026)             (1,267)
            Inventories                                                        (632)             (1,136)
            Prepaid expenses and other assets                                (1,687)             (1,044)
            Accounts payable                                                  1,743                (572)
            Accrued expenses                                                    747                (170)
         Other                                                                   71                   -
                                                                          ---------           ---------
                Net cash provided by operating activities                     4,502               1,595
                                                                          ---------           ---------

INVESTING ACTIVITIES:

    Purchases of property, plant and equipment                              (12,442)            (11,943)
    Increase in equipment deposits, net                                        (380)               (396)
    Proceeds from sales of property, plant and equipment                        195                 998
    Additions to deferred tooling expense                                      (397)               (705)
                                                                          ---------           ---------
                Net cash used by investing activities                       (13,024)            (12,046)
                                                                          ---------           ---------

FINANCING ACTIVITIES:

    Net increase in short-term debt                                           4,406               6,501
    Proceeds from issuance of long-term debt                                 12,346               6,700
    Repayments of long-term debt                                             (7,974)             (2,301)
    Other                                                                      (319)               (455)
                                                                          ---------           ---------
                Net cash provided by financing activities                     8,459              10,445
                                                                          ---------           ---------

Decrease in cash                                                                (63)                 (6)
Cash at beginning of period                                                     118                  79
                                                                          ---------           ---------


Cash at end of period                                                    $       55          $       73
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

       In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1996, the Company's results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and the Company's cash flows for the nine-month periods ended September 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

       The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

NOTE 2 -- INVENTORIES

       Inventories at September 30, 1996 and December 31, 1995 are summarized below (in thousands of dollars):


                                                          SEPTEMBER 30,      DECEMBER 31,
                                                              1996               1995
                                                         ---------------   ----------------

              Finished goods                               $    3,146         $   3,040
              Work in process                                   2,783             2,213
              Raw materials and purchased parts                 2,808             2,852
                                                            ---------          --------

                                                           $    8,737         $   8,105
                                                            =========          ========

NOTE 3 -- SHORT-TERM DEBT

       At September 30, 1996 and December 31, 1995, short-term debt consisted of $11,928,000 and $7,522,000, respectively, of loans outstanding under the Company's revolving line of credit. The revolving line of credit has an expiration date of January 2, 1998. Except for loans totaling $3,730,000 at December 31, 1995, which were refinanced under long-term agreements before the 1995 financial statements were issued, the loans outstanding under the revolving line of credit have been classified as short-term debt at September 30, 1996 and December 31, 1995 because the Company's cash receipts are automatically used to reduce the loans outstanding under the revolving line of credit on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company. Loans outstanding under the revolving line of credit bear interest at the London Interbank Offered Rate ("LIBOR") plus 3-1/4% and/or Prime Rate plus 1%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 -- ACCRUED EXPENSES

       At September 30, 1996 and December 31, 1995, accrued expenses included accrued interest expense of $742,000 and $1,717,000, respectively.

 NOTE 5 -- LONG-TERM DEBT

       Long-term debt at September 30, 1996 and December 31, 1995 is summarized below (in thousands of dollars):


                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                   1996              1995
                                                                             ----------------   ---------------

             Loans outstanding under revolving line of credit                   $       -          $   3,730
             Term loans, payable in monthly installments, final
               maturities in 2000, 2001, 2002 or 2003                              29,040             20,488
             12% Note, payable in monthly installments, final maturity
               in 2000                                                              2,266              2,635
             Industrial Revenue Bond, 75% of prime, payable in monthly
               installments, final maturity in 2000                                   423                498
             12-3/4% Senior Subordinated Notes, due 2000                           31,708             31,682
             14% Junior Subordinated Convertible Notes, due 2000                    1,000              1,000
             14% Junior Subordinated Nonconvertible Notes, due 2000                   347                347
             Other                                                                    178                184
                                                                                 --------           --------

                   Total long-term debt                                            64,962             60,564
                   Less current portion                                             6,107              4,531
                                                                                 --------           --------

                        Total long-term debt, excluding current portion         $  58,855          $  56,033
                                                                                 ========           ========

       LOANS OUTSTANDING UNDER REVOLVING LINE OF CREDIT

       At December 31, 1995, $3,730,000, of borrowings outstanding under the Company's revolving line of credit were classified as long-term debt because the borrowings were refinanced under long-term agreements before the 1995 financial statements were issued.

       TERM LOANS

       Term loans having an aggregate principal balance of $25,593,000 at September 30, 1996 are payable in equal monthly principal installments with maturities in 2000, 2001, 2002 or 2003. Two term loans having a total principal balance of $3,447,000 at September 30, 1996 are payable in equal monthly principal installments totaling $19,000 until 2001 when the remaining total principal balance of $2,432,000 will be due. Term loans having a principal balance of $19,239,000 at September 30, 1996 are subject to earlier maturity in the event the Company's revolving line of credit terminates or expires.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       The term loans having an aggregate principal balance of $25,593,000 bear interest at LIBOR plus 3% or 3-1/4% or Prime Rate plus 3/4% or 1%. The term loans having a principal balance of $3,447,000 bear interest at a fixed rate of 8.37% per annum. The term loans are secured by the Company's receivables, inventories and equipment and by certain of the Company's real property.

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

NOTE 6 -- PROVISION FOR INCOME TAXES

       At September 30, 1996 and December 31, 1995, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. The income tax provisions recorded for the three-month and nine-month periods ended September 30, 1996 were primarily attributable to state income taxes and deferred federal income taxes and were calculated using the projected effective tax rate for the year ending December 31, 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 -- NET INCOME OR NET LOSS PER COMMON SHARE

           The calculations for primary and fully diluted net income or net loss per common share for the three-month and nine-month periods ended September 30, 1996 and 1995 are set forth below (in thousands, except per share amounts):


                                                                          THREE MONTHS                 NINE MONTHS
                                                                              ENDED                       ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -------------------         -------------------
                                                                        1996         1995           1996         1995
                                                                       ------       ------         ------       ------

PRIMARY NET INCOME/(LOSS) PER COMMON SHARE:

     Weighted average common shares outstanding during period           4,263        4,228           4,245        4,215
     Common stock equivalents: incentive stock options                      -           28               -           28
                                                                       ------       ------         -------      -------
          Weighted average common and common equivalent shares          4,263        4,256           4,245        4,243
                                                                       ======       ======         =======      =======

     Net income/(loss)                                                $  (328)     $  (109)       $    (26)    $  1,781
     Preferred stock dividends                                            (11)         (11)            (31)         (33)
     Pro rata portion of the excess of the redemption cost over the
       value of preferred stock redeemed                                  (11)         (11)            (34)         (33)
                                                                       ------       ------         -------      -------
           Income for primary net income/(loss) per share             $  (350)     $  (131)       $    (91)    $  1,715
                                                                       ======       ======         =======      =======

           Primary net income/(loss) per common share                 $  (.08)     $  (.03)       $   (.02)    $    .40
                                                                       ======       ======         =======      =======


FULLY DILUTED NET INCOME/(LOSS) PER COMMON SHARE:

     Weighted average common shares outstanding during period           4,263        4,228           4,263        4,228
     Pro forma conversion of 14% Convertible Notes                        440          440             440          440
     Common stock equivalents: incentive stock options                      -           28               -           28
                                                                       ------       ------         -------      -------
          Weighted average common and common equivalent shares          4,703        4,696           4,703        4,696
                                                                       ======       ======         =======      =======

     Net income/(loss)                                                $  (328)     $  (109)       $    (26)    $  1,781
     Preferred stock dividends                                            (11)         (11)            (31)         (33)
     Pro rata portion of the excess of the redemption cost over the
        value of preferred stock redeemed                                 (11)         (11)            (34)         (33)
     Pro forma elimination of interest expense on the
      14% Convertible Notes, net of applicable income taxes                27           26              81           78
                                                                       ------       ------         -------      -------
           Income for fully diluted income/(loss) per share           $  (323)     $  (105)       $    (10)    $  1,793
                                                                       ======       ======         =======      =======

           Fully diluted net income/(loss) per common share, excluding any antidilutive effect of the pro forma elimination of
              interest on the 14% Convertible Notes                   $  (.08)     $  (.03)       $   (.02)    $    .38
                                                                       ======       ======         =======      =======

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

       The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, the Company has been named a potentially

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

       Unless the context otherwise requires, all references herein to the "Company" are to Lexington Precision Corporation ("LPC") and its wholly-owned subsidiary, Lexington Components, Inc. ("LCI"). Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customer specifications, rubber and metal component parts. The Rubber Group manufactures silicone and organic rubber components for sale primarily to manufacturers of automobiles, automotive replacement parts and medical devices. The Metals Group manufactures metal components for sale primarily to manufacturers of automobiles, industrial equipment and business machines. Effective September 30, 1996, the majority of the operating units of the Company changed their names to better reflect their respective lines of business and to clarify their affiliation with LPC and the other operating units of the Company. The following chart sets forth the current and former names of each operating unit:

                                    CURRENT NAME                              FORMER NAME
                                    ------------                              -----------

       Rubber Group:         Lexington Connector Seals                  Precision Seals Division
                             Lexington Insulators                       Electrical Insulator Division
                             Lexington Medical                          (no change)
                             Lexington Technologies                     Lexington Manufacturing

       Metals Group:         Lexington Die Casting                      Falconer Die Casting Company
                             Lexington Machining                        Ness Precision Products (New York)
                             Lexington Safety Components                Ness Precision Products (Arizona)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       Various statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon projections and estimates, as distinct from past or historical facts and events. These forward-looking statements are subject to a number of risks, uncertainties and contingencies that could cause actual results to be materially different. Such risks and uncertainties include increases and decreases in business awarded to the Company by its various customers, unanticipated operating results and cash flows, increases in capital expenditures, changes in future economic conditions, changes in the competitive environment, changes in the capital markets and a number of other factors. Because the Company operates with substantial financial leverage and limited liquidity, the impact of any negative event may have a greater adverse effect upon the Company than if the Company did not operate with such substantial financial leverage and limited liquidity.

       The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods.

RESULTS OF OPERATIONS -- THIRD QUARTER OF 1996 VERSUS THIRD QUARTER OF 1995

       NET SALES

       A summary of the net sales of the Rubber Group and the Metals Group for the third quarters of 1996 and 1995 follows (dollar amounts in thousands):


                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------        PERCENTAGE
                                                                1996             1995           INCREASE
                                                              --------         --------        -----------

                       Rubber Group                          $  18,844        $  14,335             31.5%
                       Metals Group                             10,443            9,886              5.6
                                                              --------         --------           ------

                                                             $  29,287        $  24,221             20.9%
                                                              ========         ========           ======

       The increase in net sales of the Rubber Group was the result of increased sales of connector seals and insulators for automotive wiring systems and increased sales of medical components and tooling.

       The increase in net sales of the Metals Group resulted primarily from increased sales of machined automotive components manufactured by Lexington Machining and Lexington Safety Components, offset, in part, by reduced sales of diecast computer components manufactured by Lexington Die Casting.

       COST OF SALES

       A summary of cost of sales and cost of sales as a percentage of net sales for the Rubber Group and the Metals Group for the third quarters of 1996 and 1995 follows (dollar amounts in thousands):





                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------------     PERCENTAGE
                                                          1996                   1995            INCREASE
                                                    ----------------       ----------------    -------------

                       Rubber Group                $  15,115    80.2%     $  11,943    83.3%        26.6%
                       Metals Group                    9,186    88.0          8,192    82.9         12.1
                                                    --------   -----       --------   -----       ------

                                                   $  24,301    83.0%     $  20,135    83.1%        20.7%
                                                    ========   =====       ========   =====       ======

       At the Rubber Group, cost of sales as a percentage of net sales decreased to 80.2% during the third quarter of 1996 from 83.3% during the third quarter of 1995 primarily because of reduced material and factory overhead costs as percentages of net sales. During the third quarter of 1996, material costs as a percentage of net sales decreased primarily because of a reduction in the cost of certain raw materials, offset, in part, by increased sales of tooling purchased from third parties. Factory overhead expense as a percentage of net sales decreased during the third quarter of 1996 primarily because of increased absorption of fixed factory overhead expenses as net sales increased by 31.5%. The improvement in factory overhead expense as a percentage of net sales was limited by increased depreciation expense, which totaled $1,321,000 during the third quarter of 1996, compared to $936,000 during the third quarter of 1995, and by start-up expenses incurred at Lexington Technologies, the Rubber Group's new mold manufacturing and engineering operation.

       At the Metals Group, cost of sales as a percentage of net sales increased to 88.0% during the third quarter of 1996 from 82.9% during the third quarter of 1995 primarily because of increased material and factory overhead costs as percentages of net sales. During the third quarter of 1996, material cost as a percentage of net sales increased because of increased tooling sales, offset, in part, by a change in product mix. Factory overhead expense as a percentage of net sales increased during the third quarter of 1996, primarily because of start-up expenses related to several new automotive components, increased depreciation expense, which totaled $629,000 during the third quarter of 1996, compared to $530,000 during the third quarter of 1995, and increased medical costs.

       SELLING AND ADMINISTRATIVE EXPENSES

       A summary of selling and administrative expenses and selling and administrative expenses as a percentage of net sales for the Rubber Group, the Metals Group and the Corporate Office for the third quarters of 1996 and 1995 follows (dollar amounts in thousands):





                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------------     PERCENTAGE
                                                          1996                   1995            INCREASE
                                                    ----------------       ----------------    -------------

                       Rubber Group                $   1,154     6.1%     $     910     6.3%        26.8%
                       Metals Group                    1,309    12.5            892     9.0         46.7
                       Corporate Office                  561     N/A            504     N/A         11.3
                                                    --------   -----       --------   -----       ------

                                                   $   3,024    10.3%     $   2,306     9.5%        31.1%
                                                    ========   =====       ========   =====       ======

       At the Rubber Group, selling and administrative expenses as a percentage of net sales decreased to 6.1% for the third quarter of 1996 primarily because most selling and administrative expenses grew at a slower rate than net sales.

       At the Metals Group, selling and administrative expenses as a percentage of net sales increased to 12.5% for the third quarter of 1996 primarily because of increased personnel costs, commissions and legal expenses.

       INTEREST EXPENSE

       Interest expense totaled $2,177,000 during the third quarter of 1996, an increase of $215,000, compared to the third quarter of 1995. The increase was caused primarily by an increase in average borrowings outstanding.

       PROVISION FOR INCOME TAXES

       At September 30, 1996 and December 31, 1995, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. The income tax provision recorded during the third quarter of 1996 was primarily attributable to state income taxes and deferred federal income taxes and was calculated using the projected effective tax rate for the year ending December 31, 1996. The income tax provision otherwise recognizable during the third quarter of 1995 was reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards.

RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 1996 VERSUS FIRST NINE MONTHS OF 1995

       NET SALES

       A summary of the net sales of the Rubber Group and the Metals Group for the first nine months of 1996 and 1995 follows (dollar amounts in thousands):


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 PERCENTAGE
                                                               ------------------------            INCREASE/
                                                                 1996            1995              (DECREASE)
                                                               -------          -------            ----------

                       Rubber Group                           $  55,770        $  45,946               21.4%
                       Metals Group                              29,496           31,782               (7.2)
                                                               --------         --------             ------

                                                              $  85,266        $  77,728                9.7%
                                                               ========         ========             ======

       The increase in net sales of the Rubber Group was the result of increased sales of connector seals and insulators for automotive wiring systems and increased sales of medical components and tooling. The first nine months of 1995 included net sales of $1,321,000 from the Rubber Group's Extruded and Lathe-Cut Products Division, which was sold in June 1995.

       The decrease in net sales of the Metals Group resulted primarily from lower sales of die cast components for computers, business machines and industrial equipment.

       COST OF SALES

       A summary of cost of sales and cost of sales as a percentage of net sales for the Rubber Group and the Metals Group for the first nine months of 1996 and 1995 follows (dollar amounts in thousands):





                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------------     PERCENTAGE
                                                          1996                   1995            INCREASE
                                                    ----------------       ----------------    -------------

                       Rubber Group                $  44,174    79.2%     $  37,379    81.4%        18.2%
                       Metals Group                   26,038    88.3         25,546    80.4          1.9
                                                    --------   -----       --------   -----       ------

                                                   $  70,212    82.3%     $  62,925    81.0%        11.6%
                                                    ========   =====       ========   =====       ======

       At the Rubber Group, cost of sales as a percentage of net sales decreased to 79.2% during the first nine months of 1996 from 81.4% during the first nine months of 1995 primarily because of reduced material and factory overhead costs as percentages of net sales. Material costs as a percentage of net sales decreased during the first nine months of 1996 primarily because of a reduction in the cost of certain raw materials and the exclusion of the sales of the Company's Extruded and Lathe-Cut Products Division. Factory overhead expense as a percentage of net sales decreased during the first nine months of 1996 primarily because of improved absorption of fixed factory overhead expenses as net sales increased by 21.4% and because of reduced workers' compensation expense. The improvement in factory overhead expense as a percentage of net sales was limited by increased depreciation expense, which totaled $3,680,000 during the first nine months of 1996, compared to $2,631,000 during the first nine months of 1995, and by start-up expenses incurred at Lexington Technologies, the Rubber Group's new mold manufacturing and engineering operation.

       At the Metals Group, cost of sales as a percentage of net sales increased to 88.3% during the first nine months of 1996 from 80.4% during the first nine months of 1995. Factory overhead expense as a percentage of net sales and, to a lesser extent, direct labor cost as a percentage of net sales increased during the first nine months of 1996 primarily because of start-up expenses related to several new automotive components, increased depreciation expense, which totaled $1,816,000 during the first nine months of 1996, compared to $1,455,000 during the first nine months of 1995, and increases in a variety of factory overhead expenses.

       SELLING AND ADMINISTRATIVE EXPENSES

       A summary of selling and administrative expenses and selling and administrative expenses as a percentage of net sales for the Rubber Group, the Metals Group and the Corporate Office for the first nine months of 1996 and 1995 follows (dollar amounts in thousands):


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------------     PERCENTAGE
                                                          1996                   1995            INCREASE
                                                    ----------------       ----------------    -------------

                       Rubber Group                $   3,318     5.9%     $   2,981     6.5%         11.3%
                       Metals Group                    3,291    11.2          2,736     8.6          20.3
                       Corporate Office                1,858     N/A          1,723     N/A           7.8
                                                    --------   -----       --------   -----       -------

                                                   $   8,467     9.9%     $   7,440     9.6%         13.8%
                                                    ========   =====       ========   =====       =======

       At the Rubber Group, selling and administrative expenses as a percentage of net sales decreased to 5.9% for the first nine months of 1996 primarily because most selling and administrative expenses grew at a slower rate than net sales.

       At the Metals Group, selling and administrative expenses as a percentage of net sales increased to 11.2% for the first nine months of 1996 primarily because of increased personnel costs and legal expenses.

       INTEREST EXPENSE

       Interest expense totaled $6,240,000 during the first nine months of 1996, an increase of $611,000, compared to the first nine months of 1995. The increase was caused primarily by an increase in average borrowings outstanding.

       PROVISION FOR INCOME TAXES

       At September 30, 1996 and December 31, 1995, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. The income tax provision recorded during the first nine months of 1996 was primarily attributable to state income taxes and deferred federal income taxes and was calculated using the projected effective tax rate for the year ending December 31, 1996. The income tax provision otherwise recognizable during the first nine months of 1995 was reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards.

       LIQUIDITY AND CAPITAL RESOURCES

       OPERATING ACTIVITIES

       During the first nine months of 1996, the operating activities of the Company provided $4,502,000 of cash. Cash provided by operating activities included $2,490,000 of cash provided by increased accounts payable and accrued expenses, which increased primarily because of higher levels of production during the third quarter of 1996, compared to the fourth quarter of 1995. Cash was used to fund increased accounts receivable, prepaid expenses and other current assets. Accounts receivable increased by $2,026,000 primarily because net sales in September 1996 exceeded net sales in December 1995. Prepaid expenses and other current assets increased by $1,687,000 primarily because of increased customer tooling in process.

       INVESTING ACTIVITIES

       During the first nine months of 1996, the investing activities of the Company used $13,024,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $7,505,000 and $4,937,000, respectively.

       FINANCING ACTIVITIES

       During the first nine months of 1996, the financing activities of the Company provided $8,459,000 of cash.

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

       The Company uses an equipment line of credit to finance a portion of qualified new equipment purchases with term loans, repayable in equal monthly installments through 2002. Generally, the amount of financing available under the equipment line of credit to fund new equipment purchases is equal to 85% of the appraised orderly liquidation value of the equipment being purchased. At November 4, 1996, subject to the acquisition of new equipment as collateral, availability under the equipment line of credit totaled approximately $5,500,000.

       During the first nine months of 1996, borrowings classified as short-term under the revolving line of credit increased by $4,406,000. Borrowings classified as long-term decreased by $3,730,000.

       During the first nine months of 1996, the Company refinanced $4,035,000 of term loans and $12,042,000 of loans outstanding under the revolving line of credit with new term loans in the aggregate amount of $16,077,000. The new term loans are secured by the Company's receivables, inventories and equipment and by certain of the Company's real property. As a result of the new term loan financings, the current portion of long-term debt increased from $4,531,000 at December 31, 1995 to $6,107,000 at September 30, 1996.

       LIQUIDITY

       The Company operates with high financial leverage and limited liquidity. During the first nine months of 1996, aggregate indebtedness of the Company, excluding accounts payable, increased by $8,804,000 to $76,890,000. The Company's net working capital deficit increased by $4,542,000, primarily because capital expenditures were financed with increased short-term borrowings under the Company's revolving line of credit and increased term loan financings which in turn increased the current portion of long-term debt.

       At November 8, 1996, availability under the Company's revolving line of credit totaled $1,200,000 before deducting outstanding checks of approximately $550,000.

       The Company believes that it has limited ability to extend its trade accounts payable balances beyond current payment practices without having a material adverse effect on the business of the Company.

       The Company presently projects that capital expenditures will total approximately $18,000,000 during 1996, including approximately $5,600,000 during the fourth quarter. At September 30, 1996, the Company had commitments outstanding for capital expenditures supported by purchase orders totaling approximately $4,200,000. Effective as of August 14, 1996, the Company and its lenders amended a loan covenant to change the Company's capital spending limit for 1996 from $15,000,000 to $23,000,000.

       In conjunction with its capital spending program, the Company is currently negotiating loan documents with a lender for a $7,000,000 line of credit to finance the purchase of certain metal machining equipment. Under the terms of the equipment line of credit, as proposed, the lender will advance 100% of the cost of the equipment financed. Borrowings under the equipment line of credit will be repayable in 60 equal monthly principal installments with interest at a rate of LIBOR plus 3-1/8%. The Company has also commenced discussions with a lender for construction and permanent mortgage financing of approximately $1,700,000 for the expansion of the Company's manufacturing facility in Casa Grande, Arizona. There can be no assurance given that either of the financings will be completed. If the Company is unable to obtain either financing, the Company intends to reduce or delay its capital expenditure program. Any such reduction or delay in capital expenditures could have an adverse effect upon the future operating results of the Company.

       The Company is currently projecting that, during the fourth quarter of 1996 and the first six months of 1997, it will require financing of approximately $2,500,000 in excess of its current lines of credit, assuming that the proposed $7,000,000 equipment line of credit and the proposed construction and permanent mortgage financing of approximately $1,700,000 are consummated. There can be no assurance given that the $2,500,000 of projected required financing can be obtained on terms acceptable to the Company.

       Certain of the Company's loan agreements contain covenants with respect to the maintenance of minimum levels of working capital, net worth and cash flow coverage and place certain restrictions on the Company's business and operations, including restrictions on the issuance or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock and the payment of cash dividends. Based upon the Company's current projection, the Company believes that, if certain refinancings of existing term loans cannot be obtained, the Company may need to seek the amendment or waiver as of December 31, 1996 and March 31, 1997 of a loan covenant which requires that the Company maintain a cash flow coverage ratio (net income plus depreciation and amortization to the current portion of long-term debt) of at least 1.25 to 1.00.

       Although there can be no assurance given that the financings, refinancings or loan amendment or waiver discussed above can be obtained by the Company, the Company believes that it will be able to meet the presently anticipated working capital and capital expenditure requirements through 1997. If the Company is unable to obtain the necessary financing, refinancing or amendment or waiver, the Company would reduce or delay its capital expenditure program and take actions to curtail or postpone certain operating expenses in order to increase the short-term cash flow of the Company. In the event that the Company's projections prove to be inaccurate and if remedial actions failed to provide the cash flow necessary to meet the Company's anticipated working capital needs, the Company might have to delay the payment of the scheduled interest payments on its senior and junior subordinated debt which are due on February 1, 1997. If, as a result of a payment or covenant default, any lender seeks to obtain a judgment against the Company or attempts to foreclose on any material assets of the Company, the Company could decide to seek protection from its creditors under the federal bankruptcy code in an effort to restructure its debts in an orderly fashion. The federal bankruptcy code generally imposes restrictions upon the ability of creditors and other parties in interest to exercise certain rights against a debtor, including the exercise of foreclosure remedies, without bankruptcy court approval.

ENVIRONMENTAL MATTERS

       The Company has been named from time to time as one of numerous potentially responsible parties under applicable environmental laws for restoration costs at waste disposal sites, as a third-party defendant in cost recovery actions pursuant to applicable environmental laws and as a defendant or potential defendant in various other environmental law matters. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion and, although there can be no assurance as to the outcome of existing or potential environmental litigation, based upon the information currently available to the Company, the Company believes that the outcome of such actions would not have a material adverse effect upon its financial position.

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed herewith:

                10-1  Third Amended and Restated Promissory Note dated August 21, 1996 from Lexington
                      Components, Inc. in favor of Congress Financial Corporation

                10-2  Third Amended and Restated Promissory Note dated August 21, 1996 from Lexington
                      Precision Corporation in favor of Congress Financial Corporation

                10-3  Amendment to Financing Agreements dated August 21, 1996 from Lexington
                      Components, Inc. in favor of Congress Financial Corporation

                10-4  Amendment to Financing Agreements dated August 21, 1996 from Lexington Precision
                      Corporation in favor of Congress Financial Corporation

                27-1  Financial Data Schedule*

                      * Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.

         (b)    Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LEXINGTON PRECISION CORPORATION
                                              (Registrant)

November 13, 1996                  By:  /s/  Michael A. Lubin
-----------------                       -------------------------
       Date                             Michael A. Lubin
                                        Chairman of the Board

November 13, 1996                  By:  /s/  Warren Delano
-----------------                       -------------------------
       Date                             Warren Delano
                                        President

November 13, 1996                  By:  /s/  Dennis J. Welhouse
-----------------                       -------------------------
       Date                             Dennis J. Welhouse
                                        Senior Vice President and
                                        Chief Financial Officer


                                EXHIBIT INDEX



EXHIBIT
NUMBER                   EXHIBIT                              LOCATION
------                   -------                              --------
10-1    Third Amended and Restated Promissory Note    Filed with this Form 10-Q
        dated August 21, 1996 from Lexington
        Components, Inc. in favor of Congress
        Financial Corporation

10-2    Third Amended and Restated Promissory Note    Filed with this Form 10-Q
        dated August 21, 1996 from Lexington
        Precision Corporation in favor of Congress
        Financial Corporation

10-3    Amendment to Financing Agreements dated       Filed with this Form 10-Q
        August 21, 1996 from Lexington Components,
        Inc. in favor of Congress Financial
        Corporation

10-4    Amendment to Financing Agreements dated       Filed with this Form 10-Q
        August 21, 1996 from Lexington Precision
        Corporation in favor of Congress Financial
        Corporation

27-1    Financial Data Schedule                       Filed with this Form 10-Q
