Form 10-K
period 1996-12-31
LEXINGTON PRECISION CORP
filed 1997-03-28
CIK 12570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

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

                              -------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.25 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                        -   -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 1997 was approximately $2,991,000.

The number of shares outstanding of the registrant's common stock at February 28, 1997 was 4,263,036.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         LEXINGTON PRECISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----

PART I

Item 1.      Business.......................................................................................1

Item 2.      Properties.....................................................................................6

Item 3.      Legal Proceedings..............................................................................6

Item 4.      Submission of Matters to a Vote of Security Holders............................................6

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................7

Item 6.      Selected Financial Data........................................................................8

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................................................9

Item 8.      Financial Statements and Supplementary Data...................................................18

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................................................43

PART III

Item 10.     Directors and Executive Officers of the Registrant............................................44

Item 11.     Executive Compensation........................................................................44

Item 12.     Security Ownership of Certain Beneficial Owners and Management................................44

Item 13.     Certain Relationships and Related Transactions................................................44

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................45

                                     PART I

ITEM 1. BUSINESS

        Lexington Precision Corporation (the "Company") is a Delaware corporation that was incorporated in 1966. The Company's business is conducted primarily in the continental United States. Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customer specifications, rubber and metal component parts used primarily by manufacturers of automobiles, automotive replacement parts, industrial equipment, medical devices and computers and office equipment. The Company has implemented a strategy of seeking to focus each of its manufacturing facilities on a particular product line with a well-defined market. Operations are decentralized, with each operating company having a management team that is responsible for all aspects of production, sales and customer service.

RUBBER GROUP

        The Company's Rubber Group manufactures silicone and organic rubber components. The Rubber Group consists of four operating companies: Lexington Connector Seals, Lexington Insulators, Lexington Medical and Lexington Technologies.

        LEXINGTON CONNECTOR SEALS. Lexington Connector Seals manufactures molded rubber seals used in automotive wiring systems. The seals are designed to ensure the electrical integrity of the many connections required throughout the wiring system. The seals are typically generic in nature and can be used in a variety of car models. The largest customer of Lexington Connector Seals and of the Company is Delphi Packard Electric Systems, a division of General Motors Corporation ("Delphi Packard Electric"). General Motors Corporation named Lexington Connector Seals a "Supplier of the Year" for both 1995 and 1996.

        LEXINGTON INSULATORS. Lexington Insulators manufactures molded rubber insulators used in ignition wire sets for automobiles and light trucks. Insulators are used to shield the electrical connections made by the ignition wire at the distributor and at the spark plug. In 1996, insulators manufactured for original equipment manufacturers ("OEMs"), or tier-one suppliers to OEMs, represented 38.5% of Lexington Insulators' net sales. The balance of net sales were for aftermarket ignition wire sets. The Company believes that Lexington Insulators is North America's largest manufacturer of insulators for ignition wire sets.

        LEXINGTON MEDICAL. Lexington Medical manufactures molded rubber components used in a variety of medical devices, such as intravenous feeding systems, syringes, laparoscopic instruments and catheters.

        LEXINGTON TECHNOLOGIES. Lexington Technologies manufactures molds that are sold to customers of the other operating companies of the Rubber Group. The molds are used by the Rubber Group to produce component parts. Lexington Technologies also provides specialized engineering and design services to the other operating companies of the Rubber Group.

        During 1995, the Company sold the Rubber Group's Extruded and Lathe-Cut Products Division. The Division manufactured extruded rubber components used by manufacturers in a variety of industries. During 1995 and 1994, net sales of the Extruded and Lathe-Cut Products Division represented 2.1% and 5.5%, respectively, of the Rubber Group's net sales.

METALS GROUP

        The Company's Metals Group manufactures metal components. The Metals Group consists of three operating companies: Lexington Die Casting, Lexington Machining and Lexington Safety Components.

        LEXINGTON DIE CASTING. Lexington Die Casting manufactures aluminum, magnesium and zinc die castings used primarily by manufacturers of industrial equipment, computers and office equipment and automobiles. Many of the die castings are machined by Lexington Die Casting using computer-controlled machining centers and other secondary machining equipment. In an effort to increase manufacturing efficiencies while improving the potential for sales growth, during the fourth quarter of 1996, Lexington Die Casting commenced a strategic shift to focus its production on higher-volume parts and to expand its magnesium die casting business, particularly with automotive customers.

        LEXINGTON MACHINING. Lexington Machining produces machined aluminum, brass and steel components used primarily by manufacturers of industrial equipment, automobiles, recreational equipment and home appliances. In 1996, Lexington Machining, for reasons similar to Lexington Die Casting, commenced a program to focus its business on higher-volume parts.

        LEXINGTON SAFETY COMPONENTS. Lexington Safety Components machines high-quality metal components used by manufacturers of initiators and inflators for automotive airbag systems. In 1996, Lexington Safety Components was spun off from Lexington Machining and began to function as a stand-alone operating company with its own management team and professional staff. Lexington Safety Components is currently expanding its manufacturing facility from 26,000 square feet to 64,000 square feet.

DIVISIONAL NAME CHANGES

        Effective September 30, 1996, most of the operating companies of the Company changed their names to better reflect their respective lines of business and to clarify their affiliation with the Company and each other. The following chart sets forth the current and former names of each of the operating companies:

                CURRENT NAME                         FORMER NAME
                ------------                         -----------
         Lexington Connector Seals            Precision Seals Division
         Lexington Insulators                 Electrical Insulator Division
         Lexington Medical                    (no change)
         Lexington Technologies               Lexington Manufacturing
         Lexington Die Casting                Falconer Die Casting Company
         Lexington Machining                  Ness Precision Products (New York)
         Lexington Safety Components          Ness Precision Products (Arizona)

PRINCIPAL END USES FOR THE COMPANY'S PRODUCTS

        The following table summarizes net sales of the Company during 1996, 1995 and 1994 by the type of product in which the Company's component parts were utilized (dollar amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                               -------------------------------------------------------------------
                                                      1996                     1995                    1994
                                               -------------------      ------------------      ------------------

         Automobiles and light trucks         $   79,832      69.5%    $   68,083     65.3%    $   53,005     59.9%
         Industrial equipment                     11,870      10.3         10,916     10.5          9,639     10.9
         Medical devices                           8,371       7.3          6,973      6.7          5,959      6.7
         Computers and office equipment            6,016       5.2          8,670      8.3          6,835      7.7
         Recreational equipment and
           home appliances                         4,693       4.1          6,154      5.9          8,710      9.8
         Other                                     4,090       3.6          3,502      3.3          4,384      5.0
                                               ---------   -------      ---------   ------      ---------   ------
                                              $  114,872     100.0%    $  104,298    100.0%    $   88,532    100.0%
                                               =========   =======      =========   ======      =========   ======

        The following table summarizes net sales of the Rubber Group and the Metals Group during 1996, 1995 and 1994 by the type of product in which each Group's component parts were utilized (dollar amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                               --------------------------------------------------------------------
                                                      1996                     1995                     1994
                                               ------------------       ------------------       ------------------
     Rubber Group:
         Automobiles and light trucks         $  65,420      87.1%     $  53,734      86.2%     $  37,584      80.2%
         Medical devices                          8,077      10.7          6,577      10.6          5,536      11.8
         Other                                    1,625       2.2          1,991       3.2          3,748       8.0
                                               --------   -------       --------   -------       --------   -------
                                              $  75,122     100.0%     $  62,302     100.0%     $  46,868     100.0%
                                               ========   =======       ========   =======       ========   =======

     Metals Group:
         Automobiles and light trucks         $  14,412      36.3%     $  14,349      34.2%     $  15,421      37.0%
         Industrial equipment                    11,723      29.5         10,581      25.2          9,083      21.8
         Computers and office equipment           6,016      15.1          8,655      20.6          6,800      16.3
         Recreational equipment and
           home appliances                        4,693      11.8          5,733      13.6          7,871      18.9
         Other                                    2,906       7.3          2,678       6.4          2,489       6.0
                                               --------   -------       --------   -------       --------   -------
                                              $  39,750     100.0%     $  41,996     100.0%     $  41,664     100.0%
                                               ========   =======       ========   =======       ========   =======

        (For additional information concerning the Rubber Group and the Metals Group, see Part II, Item 7, and Note 10 to the consolidated financial statements in Part II, Item 8.)

MAJOR CUSTOMERS

        During 1996, 1995 and 1994, net sales to Delphi Packard Electric, the largest customer of the Company, represented 21.8%, 22.5% and 20.6%, respectively, of the Company's net sales and 33.4%, 37.6% and 38.9%, respectively, of the Rubber Group's net sales. No other customer accounted for more than 10% of the Company's net sales during 1996. Loss of a significant amount of business from Delphi Packard Electric or any of the Company's other large customers could have a material adverse effect on the business of the Company if such business were not replaced by additional business from existing or new customers.
(See also Part II, Item 7.)

MARKETING AND SALES

        The marketing and sales effort within the Rubber Group is carried out by management personnel and internal sales personnel. The marketing and sales effort within the Metals Group has been carried out by management personnel, internal sales personnel and independent sales representatives. In an effort to improve communications between the Company and its customers, during 1996 and the first quarter of 1997, the Company reduced the number of independent sales representatives used by the Metals Group and began to rely almost entirely on management personnel and internal sales personnel.

RAW MATERIALS

        Each of the principal raw materials used by the Company is available at competitive prices from several major manufacturers. All raw materials have been readily available, and the Company does not foresee any significant shortages.

SEASONAL VARIATIONS

        The Company's business generally is not subject to significant seasonal variations.

BACKLOG

        Sales of the Company's products are made pursuant to a variety of purchasing arrangements and practices. Customers typically reserve the right to, and frequently do, revise purchase orders and release schedules so that they correspond with their own production requirements. The Company believes that the aggregate value of scheduled releases outstanding on its books at any time cannot be considered firm backlog since they may be subject to postponement or cancellation at any time and that increases or decreases in the aggregate value of scheduled releases are not necessarily indicative of any trend in the Company's net sales.

COMPETITION

        The Company competes for business primarily on the basis of quality, service, engineering capabilities and price. The Rubber Group and the Metals Group encounter substantial competition from a large number of manufacturing companies. Competitors range from small and medium-sized specialized firms to large diversified companies, many of which have resources substantially greater than those of the Company. Additionally, some of the Company's customers have internal manufacturing operations that compete with the Company.

PRODUCT LIABILITY RISKS

        The Company is subject to potential product liability risks inherent in the manufacture and sale of component parts. Although there exist no claims against the Company that the Company believes will have a significant adverse effect upon its business, financial position or results of operations, there can be no assurance that any existing claims or any claims made in the future will not have a material adverse effect upon the business, financial position or results of operations of the Company. Although the Company maintains insurance coverage for product liability, there can be no assurance that, in the event of a claim, such insurance coverage would automatically apply or that, in the event of an award arising out of a claim, the amount of such insurance coverage would be sufficient to satisfy the award.

ENVIRONMENTAL COMPLIANCE

        The Company's operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Although the Company continues to make expenditures for the protection of the environment, compliance with federal, state and local environmental regulations has not had a significant impact on the capital spending requirements, earnings or competitive position of the Company. There can be no assurance that changes in environmental laws and regulations, or the interpretation or enforcement thereof, will not require material expenditures by the Company in the future. (See also Part I, Item 3.)

EMPLOYEES

        At December 31, 1996, the Company employed 1,200 individuals. The Rubber Group and the Metals Group employed 649 and 546 individuals, respectively, with 51 hourly workers at one plant location within the Rubber Group subject to a collective bargaining agreement. At December 31, 1996, the Company's corporate office employed 5 individuals. The Company believes that its employee relations are generally good.

ITEM 2. PROPERTIES

        The following table shows the location and square footage of each of the manufacturing facilities of the Rubber Group and the Metals Group at December 31, 1996:

                                                               SQUARE
                                             LOCATION           FEET
                                       -------------------    ---------
Rubber Group:
     Lexington Connector Seals         Vienna, OH                60,000(1)
     Lexington Connector Seals         LaGrange, GA              77,000(1)
     Lexington Insulators              Jasper, GA                91,000
     Lexington Medical                 Rock Hill, SC             60,000(1)
     Lexington Technologies            North Canton, OH          41,000(1)
                                                              ---------
                                                                329,000
                                                              ---------

Metals Group:
     Lexington Die Casting             Lakewood, NY              99,000(1)(2)
     Lexington Die Casting             Manchester, NY            21,000
     Lexington Machining               Rochester, NY             60,000(1)(3)
     Lexington Safety Components       Casa Grande, AZ           64,000(1)(4)
                                                              ---------
                                                                244,000
                                                              ---------

                                                                573,000
                                                              =========

  (1) Encumbered by mortgage.
  (2) Leased from an industrial development authority pursuant to a lease that expires in 2006 and provides the Company with an option to purchase the facility for nominal consideration.
  (3) Leased from an industrial development authority pursuant to a lease that expires in 2000 and provides the Company with an option to purchase the facility for nominal consideration.
  (4) Includes 44,000 square feet of space under construction at December 31, 1996. The Company expects the construction to be completed during the second quarter of 1997.

        All of the plants are general manufacturing facilities suitable for the Company's operations. The Company believes that the facilities are adequate to meet the Company's current operating needs.

        The Company occupies, in the aggregate, 6,000 square feet of office space for corporate administrative purposes. The Company leases a Cleveland office and reimburses an affiliate for a portion of the cost of leasing a New York office.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        The Company's common stock is traded in the over-the-counter market. At February 28, 1997, there were approximately 1,050 holders of record of the Company's common stock. Trading in shares of the Company's common stock is limited. During 1996 and 1995, trading data for the Company's stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD). The following table sets forth selling prices of the Company's common stock as reported on the OTC Bulletin Board:

                                             YEARS ENDED DECEMBER 31
                                  ----------------------------------------------
                                          1996                      1995
                                  ---------------------     --------------------
                                   HIGH          LOW          HIGH         LOW
                                  -------     ---------     --------     -------
    First quarter                  $2.75       $2.00         $2.375       $1.25
    Second quarter                 $3.00       $2.375        $3.25        $1.50
    Third quarter                  $2.75       $2.125        $3.125       $2.00
    Fourth quarter                 $2.50       $2.125        $3.75        $2.50

        The Company is not able to determine whether retail markups, markdowns or commissions were included in the above prices. The Company believes that five brokerage firms currently make a market in the Company's common stock, although both bid and asked quotations may at times be limited.

        No dividends have been paid on the Company's common stock since 1979. The future payment of dividends is dependent upon, among other things, the earnings and capital requirements of the Company. The agreements pursuant to which certain of the Company's indebtedness is outstanding, and the terms of the Company's preferred stock, contain provisions limiting the Company's ability to make dividend payments on its common stock. (See also Notes 5 and 6 to the consolidated financial statements in Part II, Item 8.) The Board of Directors of the Company intends, for the foreseeable future, to follow a policy of retaining the Company's earnings in order to reduce the indebtedness of the Company and/or finance the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1996 (dollar amounts in thousands, except per share amounts). The financial data has been taken from the consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent certified public accountants. The information set forth below is not necessarily indicative of the results of future operations; it should be read in conjunction with, and is qualified by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and the consolidated financial statements in Part II, Item 8.

                                                                           YEARS ENDED DECEMBER 31
                                                  -------------------------------------------------------------------------
                                                       1996           1995         1994         1993         1992
                                                       ----           ----         ----         ----         ----
SUMMARY OF OPERATIONS:
    Net sales                                       $  114,872     $ 104,298    $  88,532    $   74,976   $   65,201
                                                     =========      ========     ========     =========    =========

    Income from operations                          $    8,565     $   9,657    $   8,102    $    6,347   $      548 (1)
    Interest expense                                     8,542         7,585        6,272         5,496        5,041
    Other income, net                                        -           641          536             -            -
    Provision for income taxes                              40           425           34             -            -
                                                     ---------      --------     --------     ---------    ---------
        Net income/(loss)                           $      (17)    $   2,288    $   2,332    $      851   $   (4,493)
                                                     =========      ========     ========     =========    =========
    Net income/(loss) per fully diluted
      common share                                  $    (0.02)    $    0.49    $    0.51    $     0.13   $    (1.11)
                                                     =========      ========     ========     =========    =========
OTHER DATA:
    Average number of employees                          1,166         1,147          968           860          883
    Depreciation and amortization expenses          $    8,696     $   6,449    $   5,060    $    4,297   $    5,050
    Capital expenditures                            $   15,708     $  17,902    $  15,319    $    6,288   $    2,235


                                                                                 DECEMBER 31
                                                  -------------------------------------------------------------------------
                                                       1996           1995         1994         1993         1992
                                                       ----           ----         ----         ----         ----
FINANCIAL POSITION:
    Current assets                                  $   30,845     $  24,478    $  22,752    $   15,715   $   14,257
    Current liabilities                                 35,167        29,253       24,330        12,733       51,224 (2)
                                                     ---------      --------     --------     ---------    ---------
        Net working capital/(deficit)               $   (4,322)    $  (4,775)   $  (1,578)   $    2,982   $  (36,967)
                                                     =========      ========     ========     =========    =========
    Total assets                                    $   97,030     $  81,876    $  67,396    $   49,983   $   45,584
    Long-term debt, excluding current
      portion                                       $   65,148     $  56,033    $  49,627    $   46,273   $    3,795
    Redeemable preferred stock at par value         $      465     $     510    $     555    $      600   $      735
    Total stockholders' deficit                     $   (5,057)    $  (4,976)   $  (7,215)   $   (9,623)  $  (10,170)

     (1) In 1992, income from operations included charges of $1,113,000 for the amortization of and $2,132,000 for the write-off of covenants not to compete.
     (2) At December 31, 1992, $29,046,000 of debt obligations with scheduled maturities of one year or more were classified as current liabilities because of certain defaults thereunder.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Various statements in this Item 7 are based upon projections and estimates, as distinct from past or historical facts and events. These forward-looking statements are subject to a number of risks, uncertainties and contingencies that could cause actual results to be materially different. Such risks and uncertainties include increases and decreases in business awarded to the Company by its various customers, unanticipated operating results and cash flows, increases in capital expenditures, changes in future economic conditions, changes in the competitive environment, changes in the capital markets and a number of other factors. Because the Company operates with substantial financial leverage and limited liquidity, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity. The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods.

RESULTS OF OPERATIONS -- COMPARISON OF 1996, 1995 AND 1994

        The Company manufactures, to customer specifications, component parts through two business segments, the Rubber Group and the Metals Group.

        RUBBER GROUP

        The Rubber Group manufactures silicone and organic rubber components. During 1996, 1995 and 1994, automotive industry customers of the Rubber Group represented 87.1%, 86.2% and 80.2%, respectively, of the Rubber Group's net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and the Company.

        The three largest customers of the Rubber Group accounted for 53.4%, 56.7% and 57.3% of the Rubber Group's net sales during 1996, 1995 and 1994, respectively. The largest customer of the Rubber Group, Delphi Packard Electric, accounted for 33.4%, 37.6% and 38.9% of the Rubber Group's net sales during the same respective periods. Loss of a significant amount of business from any of the Rubber Group's large customers, if not replaced by business from other customers, could have a material adverse effect upon the Rubber Group and the Company as a whole.

        During the first quarter of 1997, the Company and Delphi Packard Electric entered into an agreement that will govern, through 2001, the purchase of substantially all of the component parts that the Company currently sells to Delphi Packard Electric. Under the terms of the agreement, (i) the Company agreed to sell and Delphi Packard Electric agreed to purchase approximately 100% of Delphi Packard Electric's requirements for all specified component parts,
(ii) the Company agreed to warrant that the specified components will remain competitive in terms of technology, design and quality, (iii) the Company will adjust selling prices of the specified components to reflect increases or decreases in material costs, and (iv) the Company will reduce the selling prices of the specified components by certain specified amounts in each of the five years covered by the agreement. Although there can be no assurance given, the Company currently believes that it will be able to offset a significant portion of the price reductions granted to Delphi Packard Electric through reductions in manufacturing costs.

        The following table sets forth the operating results of the Rubber Group for 1996, 1995 and 1994 (dollar amounts in thousands):

                                                                    YEARS ENDED DECEMBER 31
                                                ---------------------------------------------------------------
                                                      1996                    1995                   1994
                                                -----------------       ----------------       ----------------
Net sales                                      $  75,122    100.0%     $ 62,302    100.0%     $ 46,868    100.0%
Cost of sales                                     59,515     79.2        50,623     81.3        39,314     83.9
                                                --------   ------       -------   ------       -------   ------
Gross profit                                      15,607     20.8        11,679     18.7         7,554     16.1
Selling and administrative expenses                4,785      6.4         4,175      6.7         3,694      7.9
                                                --------   ------       -------   ------       -------   ------

Income from operations                         $  10,822     14.4%     $  7,504     12.0%     $  3,860      8.2%
                                                ========   ======       =======   ======       =======   ======

        During 1996, net sales of the Rubber Group totaled $75,122,000, an increase of $12,820,000, or 20.6%, compared to 1995. This increase was primarily due to increased unit sales of connector seals and insulators for automotive wiring systems. To a lesser extent, sales of medical components and tooling, which increased 18.8% and 15.2%, respectively, also contributed to increased net sales during 1996.

        During 1996, income from operations totaled $10,822,000, an increase of $3,318,000, or 44.2%, compared to 1995. This increase resulted from increased net sales of components, reduced cost of certain materials and the sale of the Company's Extruded and Lathe-Cut Products Division, which recorded operating losses during 1995 until its sale on June 30, 1995.

         Factory overhead expense as a percentage of net sales was lower in 1996 primarily because factory overhead expense grew at a slower rate than net sales, which increased by 20.6%. The improvement in factory overhead expense as a percentage of net sales was limited by increased depreciation and amortization, which totaled $5,183,000 during 1996, compared to $3,731,000 during 1995, and by startup expenses incurred at Lexington Technologies, the Rubber Group's new mold manufacturing and engineering operation. Selling and administrative expenses as a percentage of net sales decreased to 6.4% in 1996 from 6.7% in 1995 primarily because most selling and administrative expenses grew at a slower rate than net sales.

        During 1995, net sales of the Rubber Group totaled $62,302,000, an increase of $15,434,000, or 32.9%, compared to 1994. This increase was primarily due to increased unit sales of connector seals and insulators for automotive wiring systems resulting primarily from increased sales of existing and new components to the Group's existing customers. To a lesser extent, sales of medical components and tooling, which increased by 24.5% and 89.7%, respectively, also contributed to increased net sales in 1995. If net sales of the Extruded and Lathe-Cut Products Division, which was sold on June 30, 1995, were excluded from the above table, net sales of the Rubber Group would have increased from $44,306,000 to $60,981,000, an increase of 37.6%.

        During 1995, income from operations totaled $7,504,000, an increase of $3,644,000, or 94.4%, compared to 1994. This increase resulted primarily from increased net sales of components and reduced direct labor cost. Direct labor cost as a percentage of net sales decreased during 1995 primarily because of the purchase of new equipment and the introduction of improved manufacturing processes.

        Factory overhead expense as a percentage of net sales was lower in 1995 primarily because factory overhead expense grew at a slower rate than net sales, which increased 32.9%. The improvement in factory overhead expense as a percentage of net sales was limited in part by costs associated with the development and startup of new products at Lexington Medical and startup expenses and production inefficiencies incurred at the Group's production facility in LaGrange, Georgia. Selling and administrative expenses as a percentage of net sales decreased to 6.7% during 1995, primarily because most selling and administrative expenses grew at a slower rate than net sales and because of reduced legal expenses.

        METALS GROUP

        The Metals Group manufactures aluminum, magnesium and zinc die castings and machines aluminum, brass and steel components. During 1996, 1995 and 1994, net sales to automotive industry customers represented 36.3%, 34.2% and 37.0%, respectively, of the Metals Group's net sales. The majority of the net sales to automotive industry customers represented sales of components for airbag initiators and inflators. The three largest customers of the Metals Group accounted for 20.4%, 32.1% and 35.5% of the Metals Group's net sales during 1996, 1995 and 1994, respectively. Loss of a significant amount of business from any of the Metals Group's large customers, if not replaced by business from other customers, could have a material adverse effect upon the Metals Group and the Company as a whole.

        The following table sets forth the operating results of the Metals Group for 1996, 1995 and 1994 (dollar amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                                 ----------------------------------------------------------------
                                                       1996                   1995                    1994
                                                 -----------------      -----------------       -----------------
Net sales                                       $  39,750    100.0%    $  41,996    100.0%     $  41,664    100.0%
Cost of sales                                      35,536     89.4        34,138     81.3         32,320     77.6
                                                 --------   ------      --------   ------       --------   ------
Gross profit                                        4,214     10.6         7,858     18.7          9,344     22.4
Selling and administrative expenses                 4,433     11.2         3,712      8.8          3,284      7.9
                                                 --------   ------      --------   ------       --------   ------

Income/(loss) from operations                   $    (219)   (0.6)%    $   4,146      9.9%     $   6,060     14.5%
                                                 ========   ======      ========   ======       ========   ======

        During 1996, net sales of the Metals Group totaled $39,750,000, a decrease of $2,246,000, or 5.3%, compared to 1995. This reduction resulted from lower sales of die castings, primarily components for computers and business machines. An increase in the net sales of a variety of components at Lexington Machining and Lexington Safety Components was substantially offset by the continued decline, as previously anticipated, in net sales of a single automotive airbag component to TRW Vehicle Safety Systems, Inc. ("TRW VSSI"). The $3,860,000 decline in net sales of the single component resulted from the planned phaseout during 1995 and 1996 of the inflator system in which the component was used.

        During 1996, the Metals Group incurred a loss from operations of $219,000, compared to the Metals Group's $4,146,000 income from operations in 1995. The loss from operations resulted primarily from loss of profits previously generated by the higher sales of die castings and the single airbag component, increased cost of sales because of startup expenses related to the production of new airbag components, increased depreciation, which totaled $2,534,000 during 1996 compared to $1,970,000 during 1995, and increases in a variety of other factory overhead expenses. These other expenses resulted in part from the installation of new equipment and the hiring and relocation of additional technical and professional staff. Selling and administrative expenses increased by $721,000, or 19.4%, during 1996, primarily as a result of increased legal costs and increased personnel costs resulting, in part, from the hiring of additional professional staff.

        During 1995, net sales of the Metals Group totaled $41,996,000, an increase of $332,000, or 0.8%, compared to 1994. Although net sales of die-cast components increased by 8.3% during 1995, net sales of machined metal parts were adversely affected by a decline of $3,978,000 in net sales of the single airbag component to TRW VSSI during 1995.

        During 1995, income from operations totaled $4,146,000, a decrease of $1,914,000, or 31.6%, compared to 1994. This reduction resulted from the decrease of $3,978,000 in net sales of the single airbag component, increased cost of sales and increased selling and administrative expenses. Cost of sales increased by $1,818,000 during 1995 primarily because of costs associated with the installation of new equipment, startup expenses associated with new products and increased depreciation expense, which totaled $1,970,000 during 1995 compared to $1,424,000 during 1994. Selling and administrative expenses increased by $428,000, or 13.0%, during 1995 primarily as a result of increased sales commissions, personnel costs and legal expenses.

        As part of the effort to reverse the Metals Group's trend of declining profitability, during 1996, the Company commenced a program with the objective of increasing net sales, profitability and operating cash flow. The actions taken included (i) hiring of new technical and professional staff with the goal of improving the Metals Group's manufacturing processes, quality systems and administrative capabilities, (ii) formation of Lexington Safety Components as a separate business unit with its own management team, (iii) elimination of sales representatives and hiring of in-house sales engineers, (iv) upgrading of equipment and addition of 44,000 square feet of manufacturing and office space at Lexington Safety Components, (v) reduction of low-volume, unprofitable production, (vi) focus on higher-volume business in target markets and (vii) enhancement of quality systems with the objective of obtaining QS 9000 registration status in 1997.

        CORPORATE OFFICE

        Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $2,038,000, $1,993,000 and $1,818,000 during 1996, 1995 and 1994, respectively. During 1996, corporate office expenses increased primarily because of increased consulting fees and legal costs, offset, in part, by reduced accruals for incentive compensation. During 1995, corporate office expenses increased primarily because of increased wage expenses and increased accruals for incentive compensation, offset in part by reduced legal expenses.

        INTEREST EXPENSE

        During 1996, 1995 and 1994, interest expense totaled $8,542,000, $7,585,000 and $6,272,000, respectively. The increases in 1996 and 1995 were caused primarily by an increase in average borrowings outstanding in both years.

        OTHER INCOME

        On June 30, 1995, the Company sold the Extruded and Lathe-Cut Products Division of the Rubber Group for cash and the assumption by the purchaser of certain liabilities, which resulted in a pre-tax gain of $578,000. In addition, during 1995, the Company realized a pre-tax gain in the amount of $63,000 on the sale of several pieces of equipment.

        During 1994, other income consisted of a gain of $336,000 on the sale of marketable securities and a gain of $200,000 from the sale of real estate in connection with the settlement of litigation.

        PROVISION FOR INCOME TAXES

        During 1996, the provision for income taxes consisted of (i) federal alternative minimum taxes, (ii) state income taxes, (iii) the reversal of a credit resulting from the recognition, in 1995, of the projected utilization of federal operating loss carryforwards in 1996 and (iv) a credit resulting from the recognition of the projected utilization of federal operating loss carryforwards in 1997. Recognition of the utilization of federal operating loss carryforwards is based upon a projection of the Company's taxable income for 1997.

        At December 31, 1996, the Company's valuation allowance was adjusted to recognize the change in the Company's deferred tax assets and deferred tax liabilities and the credit resulting from the recognition of the projected utilization of federal operating loss carryforwards in 1997. During 1996, the Company's valuation allowance decreased by $2,124,000 primarily because of the expiration, during 1996, of $2,177,000 of capital loss carryforwards that were fully reserved at December 31, 1995.

        The income tax provisions otherwise recognizable during 1995 and 1994 were reduced by the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards. In 1995, the income tax provision was also reduced by $265,000 because the Company's valuation allowance was reduced by the recognition of that portion of the federal operating loss carryforwards that the Company expected to utilize during 1996. The Company's valuation allowance decreased $703,000 in 1995.

        (For additional information concerning income tax expense and the utilization of tax loss carryforwards and tax credit carryforwards, see Note 9 to the consolidated financial statements in Part II, Item 8.)

LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES

        During 1996, the operating activities of the Company provided $8,054,000 of cash.

        During 1996, cash was used to fund increased levels of accounts receivable, inventories and prepaid expenses and other current assets. Accounts receivable increased by $3,861,000 during 1996 because of increased levels of sales during the fourth quarter of 1996, compared to the fourth quarter of 1995, and because the receipt of a $1,612,000 payment from the Company's largest customer was delayed until shortly after year-end. Inventories increased by $794,000 during 1996 primarily because of the increased production during the fourth quarter of 1996. Prepaid expenses and other current assets increased by $1,110,000 primarily because of increased customer tooling in process.

        During 1996, cash provided by operating activities included $3,706,000 of cash provided by increased accounts payable. At December 31, 1996, the Company's accounts payable included approximately $4,305,000 relating to the purchase of new property, equipment and customer-owned tooling, compared to $2,876,000 relating to such activities at December 31, 1995. After excluding accounts payable balances related to the purchase of new property, equipment and customer-owned tooling, accounts payable to trade creditors increased by $2,277,000, from $7,752,000 at December 31, 1995, to $10,029,000 at December 31,
1996. The increase in accounts payable of all types resulted primarily from the extension of accounts payable balances beyond terms that the Company believes are customary in the industries in which it operates and, to a lesser extent, the higher levels of production that occurred during the fourth quarter of 1996. In the first quarter of 1997, the Company completed new financing arrangements that permitted the Company to reduce its accounts payable balances to levels that the Company believes are customary in the industries in which it operates.

        Compared to December 31, 1995, accrued expenses at December 31, 1996, included increased accruals for employee wages and incentive compensation and related taxes, other employee benefits and legal expenses.

        INVESTING ACTIVITIES

        During 1996, the investing activities of the Company used $17,121,000 of cash, primarily for capital expenditures.

        The following table sets forth capital expenditures for the Rubber Group, the Metals Group and the corporate office during 1996, 1995 and 1994 (dollar amounts in thousands):

                                         YEARS ENDED DECEMBER 31
                                   -----------------------------------
                                     1996         1995          1994         TOTAL
                                     ----         ----          ----         -----
     Rubber Group:
         Equipment                $   5,869     $  8,487     $   6,537     $  20,893
         Land and buildings           2,959        4,097         2,114         9,170
                                   --------      -------      --------      --------
                                      8,828       12,584         8,651        30,063
                                   --------      -------      --------      --------

     Metals Group:
         Equipment                    6,012        3,384         6,622        16,018
         Land and buildings             840        1,918            34         2,792
                                   --------      -------      --------      --------
                                      6,852        5,302         6,656        18,810
                                   --------      -------      --------      --------

     Corporate offices:
         Equipment                       28           16            12            56
         Land and buildings               -            -             -             -
                                   --------      -------      --------      --------
                                         28           16            12            56
                                   --------      -------      --------      --------

     Total Company:
         Equipment                   11,909       11,887        13,171        36,967
         Land and buildings           3,799        6,015         2,148        11,962
                                   --------      -------      --------      --------

                                  $  15,708     $ 17,902     $  15,319     $  48,929
                                   ========      =======      ========      ========

        In 1994, the Company commenced a major expansion and renovation program, that continued through 1996. Net sales increased from $88,532,000 in 1994 to $104,298,000 in 1995 and to $114,872,000 in 1996. The Company estimates that approximately $5,000,000 of capital expenditures are required annually to maintain or replace existing equipment or to effect cost reductions and that the balance of capital expenditures is for the expansion of facilities and the purchase of production equipment to meet increased demand for component parts. The Company presently estimates that capital expenditures will total approximately $14,500,000 during 1997, including $6,300,000 at the Rubber Group and $8,200,000 at the Metals Group. At December 31, 1996, the Company had commitments outstanding for capital expenditures totaling approximately $6,400,000. The Company anticipates that the funds needed for capital expenditures in 1997 will be provided by cash flows from operations and from borrowings. (See also "Liquidity" in this Item 7.)

        During 1996, $949,000 of funds were used to pay for a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce component parts. An additional $626,000 of funds were used to manufacture or purchase tooling that was sold to customers with payment terms exceeding one year.

        FINANCING ACTIVITIES

        During 1996, the financing activities of the Company provided $9,136,000 of cash.

        During 1996, the Company refinanced $4,035,000 of term loans and $12,042,000 of loans outstanding under the Company's revolving line of credit with new term loans in the aggregate amount of $16,077,000. The new term loans were payable in monthly installments through 2000, 2001 or 2002 and were secured by the Company's receivables, inventories and equipment and by certain of the Company's real property. During 1996, borrowings under the revolving line of credit increased by $2,930,000.

        LIQUIDITY

        The Company finances its operations with cash from operating activities and a variety of financing arrangements including loans under a revolving line of credit and term loans. The ability of the Company to borrow under its revolving line of credit is subject to certain availability formulas based on the levels of accounts receivable and inventories of the Company and covenant compliance.

        During the first quarter of 1997, the Company entered into several new financing arrangements.

        o In January 1997, the Company borrowed $1,600,000 collateralized by a mortgage on the Company's facility in LaGrange, Georgia, and by other assets of the Company. Proceeds from the new term loan refinanced an existing term loan in the amount of $1,071,000 and $529,000 of loans outstanding under the Company's revolving line of credit. The new term loan bears interest at the fixed rate of 9.37% and is repayable in 59 equal monthly installments of $9,000 with a final payment of $1,076,000 due in 2002.

        o In the first quarter of 1997, the Company borrowed $1,862,000 for an addition to its Casa Grande, Arizona, facility. Proceeds from the new construction loan refinanced an existing term loan in the amount of $322,000, $918,000 of loans outstanding under the Company's revolving line of credit and $622,000 of capital expenditures. The Company may borrow up to a total of $3,000,000. At the completion of construction, the loan will convert to a term loan payable in 59 equal monthly principal installments of $17,000 with a final payment of $2,017,000 due in 2002. The loan currently bears interest at a rate per annum of prime plus 0.75%.

        o In March 1997, the Company amended certain of its financing agreements to, among other things, extend the expiration date of the Company's revolving line of credit from January 2, 1998, to April 1, 2000, and to obtain term loans in the aggregate amount of $27,907,000 to refinance $19,957,000 of existing term loans and $7,950,000 of loans outstanding under the revolving line of credit. The new term loans bear interest at the rate per annum of prime plus 0.25% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. New term loans in the amount of $25,289,000 are payable in 84 monthly principal installments of $301,000. New term loans in the amount of $2,618,000 are payable in 60 monthly principal installments of $44,000.
          The Company obtained two equipment lines of credit in the aggregate amount of $6,882,000, which will be used to fund new equipment purchases.

        As a result of the refinancings in the first quarter of 1997, $6,856,000 of loans outstanding under the revolving line of credit were classified as long-term debt at December 31, 1996.

        The Company operates with high financial leverage and limited liquidity. During 1996, aggregate indebtedness of the Company, excluding accounts payable, increased by $9,613,000 to $77,699,000. As a result of increased borrowings during the first quarter of 1997, the aggregate indebtedness of the Company, excluding accounts payable, totaled $86,256,000 as of March 26, 1997. Cash interest and principal payments totaled $8,167,000 and $5,279,000, respectively, in 1996. During 1997, cash interest and principal payments are projected to total approximately $8,600,000 and $5,200,000, respectively.

        At March 26, 1997, availability under the Company's revolving line of credit totaled $1,540,000 before outstanding checks of approximately $1,070,000 were deducted.

        The Company had a net working capital deficit of $4,322,000 at December 31, 1996. Except for certain loans which were refinanced under long-term agreements before the consolidated financial statements for the year ended December 31, 1996 were issued, loans outstanding under the revolving line of credit classified as short-term debt at December 31, 1996 totaled $7,326,000. The working capital deficit results, in part, from the classification of loans outstanding under the Company's revolving line of credit as current liabilities. These loans are classified as current liabilities because the Company's cash receipts are automatically used to reduce the loans outstanding under the revolving line of credit on a daily basis, by means of a lock-box sweep agreement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company. The expiration date of the revolving line of credit is April 1, 2000.

        During 1997, the Company anticipates that, in addition to its projected cash flows from operations, new borrowings in the amount of approximately $10,200,000 will be required to meet the Company's working capital, capital expenditure and debt service requirements. Peak borrowing requirements during 1997 of approximately $89,000,000 are projected to occur during August 1997, the month in which the scheduled payment of $2,022,000 of interest on the Company's 12.75% senior subordinated notes is due. Although no assurance can be given, the Company believes that, based on its current business plan, cash flow from operations and borrowings available to the Company under its various financing agreements will enable the Company to meet presently anticipated working capital, debt service and capital expenditure requirements of its existing operations through 1997 and thereafter. In the event that the Company's business plan proves to be inaccurate and if remedial actions fail to provide the cash flow necessary to meet the Company's anticipated working capital needs, the Company might have to delay certain capital expenditures or take actions to reduce operating expenses.

        Certain of the Company's financing arrangements, which are secured by substantially all of the Company's assets and the stock of LCI, contain covenants with respect to the maintenance of minimum levels of working capital, net worth and cash flow coverage and place certain restrictions on the Company's business and operations, including restrictions on the incurrence or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock and the payment of cash dividends.

ACQUISITIONS

        The Company is seeking to acquire assets and businesses related to its current operations with the intention of expanding its existing operations. Depending on the size, terms and other aspects of such acquisitions, the Company may be required to obtain additional financing and, in some cases, the consents of its existing lenders. The Company's ability to effect acquisitions may be dependent upon its ability to obtain such financing and, to the extent applicable, consents.

INFLATION

        Many customers of the Company will not accept price increases from the Company to compensate for increases in labor and overhead expenses that result from inflation. To the extent practical, fluctuations in material costs are passed through to customers. Although the Company may, in certain cases, commit to a fixed material cost for a specified time period, generally, a similar offsetting commitment is made to the Company by its material supplier. To offset inflationary costs that the Company cannot pass through to its customers and to maintain or improve its operating margins, the Company attempts to improve its production efficiencies and manufacturing processes.

ENVIRONMENTAL MATTERS

        The Company has been named from time to time as one of numerous potentially responsible parties under applicable environmental laws for restoration costs at waste disposal sites, as a third-party defendant in cost recovery actions pursuant to applicable environmental laws and as a defendant or potential defendant in various other environmental law matters. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion; although there can be no assurance as to the outcome of existing or potential environmental litigation, in the event such litigation were commenced, based upon the information currently available to the Company, the Company believes that the outcome of such actions will not have a material adverse effect upon its financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
              Report of Independent Auditors.........................................................19

              Consolidated Balance Sheets at December 31, 1996 and 1995..............................20

              Consolidated Statements of Operations for the Years Ended
                December 31, 1996, 1995 and 1994.....................................................22

              Consolidated Statements of Stockholders' Deficit for
                the Years Ended December 31, 1996, 1995 and 1994.....................................23

              Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1996, 1995 and 1994.....................................................24

              Notes to Consolidated Financial Statements.............................................26

                                      -18-

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiary

        We have audited the accompanying consolidated balance sheets of Lexington Precision Corporation and subsidiary at December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the table of contents in Part IV, Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

Cleveland, Ohio
March 24, 1997

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                     DECEMBER 31
                                                                                --------------------

                                                                                1996            1995
                                                                                ----            ----
     ASSETS:

     Current assets:
          Cash                                                               $      187      $      118
          Accounts receivable                                                    16,820          12,959
          Inventories                                                             8,899           8,105
          Prepaid expenses and other assets                                       3,211           2,101
          Deferred income taxes                                                   1,728           1,195
                                                                              ---------       ---------
              Total current assets                                               30,845          24,478
                                                                              ---------       ---------

     Property, plant and equipment:
          Land                                                                    1,533           1,525
          Buildings                                                              19,915          17,190
          Equipment                                                              68,232          57,110
                                                                              ---------       ---------
                                                                                 89,680          75,825
          Less accumulated depreciation                                          36,380          30,887
                                                                              ---------       ---------
              Property, plant and equipment, net                                 53,300          44,938
                                                                              ---------       ---------

     Excess of cost over net assets of businesses acquired, net                   9,410           9,726
                                                                              ---------       ---------

     Other assets, net                                                            3,475           2,734
                                                                              ---------       ---------

                                                                             $   97,030      $   81,876
                                                                              =========       =========






See notes to consolidated financial statements.                     (Continued)

                         LEXINGTON PRECISION CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (THOUSANDS OF DOLLARS)

                                                                                     DECEMBER 31
                                                                                --------------------
                                                                                1996            1995
                                                                                ----            ----

     LIABILITIES AND STOCKHOLDERS' DEFICIT:

     Current liabilities:
          Accounts payable                                                   $   14,334      $   10,628
          Accrued expenses                                                        8,282           6,572
          Short-term debt                                                         7,326           7,522
          Current portion of long-term debt                                       5,225           4,531
                                                                              ---------       ---------
               Total current liabilities                                         35,167          29,253
                                                                              ---------       ---------

     Long-term debt, excluding current portion                                   65,148          56,033
                                                                              ---------       ---------

     Deferred income taxes and other long-term liabilities                        1,307           1,056
                                                                              ---------       ---------

     Redeemable preferred stock, $100 par value,
       at redemption value                                                          930           1,020
     Less excess of redemption value over par value                                 465             510
                                                                              ---------       ---------
         Redeemable preferred stock at par value                                    465             510
                                                                              ---------       ---------

     Stockholders' deficit:

         Common stock, $0.25 par value, 10,000,000
           shares authorized, 4,348,951 shares issued                             1,087           1,087
         Additional paid-in-capital                                              12,395          12,547
         Accumulated deficit                                                    (18,322)        (18,305)
         Cost of common stock in treasury, 85,915 and
           120,915 shares, respectively                                            (217)           (305)
                                                                              ---------       ---------
              Total stockholders' deficit                                        (5,057)         (4,976)
                                                                              ---------       ---------

                                                                             $   97,030      $   81,876
                                                                              =========       =========




See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                           YEARS ENDED DECEMBER 31
                                                                   ----------------------------------------
                                                                     1996            1995           1994
                                                                     ----            ----           ----
Net sales                                                         $  114,872      $  104,298     $   88,532

Cost of sales                                                         95,051          84,761         71,634
                                                                   ---------       ---------      ---------

          Gross profit                                                19,821          19,537         16,898

Selling and administrative expenses                                   11,256           9,880          8,796
                                                                   ---------       ---------      ---------

          Income from operations                                       8,565           9,657          8,102

Interest expense                                                       8,542           7,585          6,272

Other income                                                               -             641            536
                                                                   ---------       ---------      ---------

          Income before income taxes                                      23           2,713          2,366

Provision for income taxes                                                40             425             34
                                                                   ---------       ---------      ---------

          Net income/(loss)                                              (17)          2,288          2,332


Preferred stock dividends                                                 41              44             47

Excess of redemption value over par value of preferred
   stock redeemed                                                         45              45             45
                                                                   ---------       ---------      ---------

          Net income/(loss) attributable to common
             stockholders                                         $     (103)     $    2,199     $    2,240
                                                                   =========       =========      =========

Net income/(loss) per primary and fully diluted common share:

          Primary                                                 $    (0.02)     $     0.52     $     0.53
                                                                   =========       =========      =========

          Fully diluted                                           $    (0.02)     $     0.49     $     0.51
                                                                   =========       =========      =========



See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)

                                                      ADDITIONAL                                     TOTAL
                                          COMMON       PAID-IN-     ACCUMULATED     TREASURY     STOCKHOLDERS'
                                          STOCK        CAPITAL        DEFICIT        STOCK          DEFICIT
                                          -----        -------        -------        -----          -------
Balance at December 31, 1993            $   1,087     $  12,975     $  (22,925)    $    (760)      $  (9,623)

Net income                                      -             -          2,332             -           2,332
Preferred stock dividends
  and redemptions                               -           (92)             -             -             (92)
Issuance of common shares                       -          (224)             -           392             168
                                         --------      --------      ---------      --------        --------

Balance at December 31, 1994            $   1,087     $  12,659     $  (20,593)    $    (368)      $  (7,215)
                                         ========      ========      =========      ========        ========

Net income                                      -             -          2,288             -           2,288
Preferred stock dividends
  and redemptions                               -           (89)             -             -             (89)
Issuance of common shares                       -           (23)             -            63              40
                                         --------      --------      ---------      --------        --------

Balance at December 31, 1995            $   1,087     $  12,547     $  (18,305)    $    (305)      $  (4,976)
                                         ========      ========      =========      ========        ========

Net loss                                        -             -            (17)            -             (17)
Preferred stock dividends
  and redemptions                               -           (86)             -             -             (86)
Issuance of common shares                       -           (66)             -            88              22
                                         --------      --------      ---------      --------        --------

Balance at December 31, 1996            $   1,087     $  12,395     $  (18,322)    $    (217)      $  (5,057)
                                         ========      ========      =========      ========        ========






See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                   YEARS ENDED DECEMBER 31
                                                                          -----------------------------------------
                                                                            1996            1995           1994
                                                                            ----            ----           ----
OPERATING ACTIVITIES:

     Net income/(loss)                                                   $     (17)      $    2,288    $      2,332
     Adjustments to reconcile net income/(loss) to net cash
       provided by operating activities:
          Depreciation                                                       7,129            5,228           4,239
          Amortization                                                       1,567            1,221             821
          Deferred income taxes                                               (320)            (265)              -
          Loss/(gain) on sale of property, plant and equipment                   6             (668)              -
          Gain on sale of marketable equity securities                           -                -            (336)
          Gain on sale of real estate                                            -                -            (200)
          Changes in operating assets and liabilities
            that provided/(used) cash:
               Receivables                                                  (3,861)            (481)         (3,399)
               Inventories                                                    (794)              81          (2,488)
               Prepaid expenses and other assets                            (1,110)             (92)         (1,149)
               Accounts payable                                              3,706              139           6,037
               Accrued expenses                                              1,710              382            (110)
          Other                                                                 38               27             210
                                                                          --------        ---------     -----------

               Net cash provided by operating activities                     8,054            7,860           5,957
                                                                          --------        ---------     -----------
INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                            (15,708)         (17,902)        (15,319)
     Decrease in equipment deposits, net                                        37               20             229
     Proceeds from sales of property, plant and equipment                      211              998             614
     Proceeds from sale of marketable securities                                 -                -             338
     Expenditures for tooling owned by customers                              (949)            (958)           (824)
     Other                                                                    (712)            (155)             (4)
                                                                          --------        ---------     -----------

               Net cash used by investing activities                       (17,121)         (17,997)        (14,966)
                                                                          --------        ---------     -----------







See notes to consolidated financial statements.                     (Continued)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)

                                                                                 YEARS ENDED DECEMBER 31
                                                                          --------------------------------------
                                                                            1996           1995           1994
                                                                            ----           ----           ----

FINANCING ACTIVITIES:

     Net increase/(decrease) in short-term debt                          $     (196)    $   2,470      $   5,052
     Proceeds from issuance of long-term debt                                22,031        15,566          9,847
     Repayment of long-term debt                                            (12,257)       (7,263)        (5,735)
     Redemption of preferred stock                                              (90)          (90)           (90)
     Preferred stock dividends                                                  (41)          (44)           (47)
     Issuance of common stock                                                    22            40             90
     Other                                                                     (333)         (503)           (62)
                                                                          ---------      --------       --------

               Net cash provided by financing activities                      9,136        10,176          9,055
                                                                          ---------      --------       --------

Net increase in cash                                                             69            39             46
Cash at beginning of year                                                       118            79             33
                                                                          ---------      --------       --------

Cash at end of year                                                      $      187     $     118      $      79
                                                                          =========      ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid                                                       $    8,167     $   7,299      $   9,779
     Income taxes paid                                                   $      381     $      99      $      26







See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiary (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

        USE OF ESTIMATES

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturities at the time of purchase of less than three months to be cash equivalents.

        INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):

                                                                   DECEMBER 31
                                                               -------------------
                                                                1996         1995
                                                                ----         ----
              Finished goods                                  $ 3,615      $ 3,040
              Work in process                                   2,360        2,213
              Raw materials and purchased parts                 2,924        2,852
                                                               ------       ------

                                                              $ 8,899      $ 8,105
                                                               ======       ======

        PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (15 to 32 years for buildings and 3 to 10 years for equipment). At December 31, 1996 the Company had commitments for the purchase of property, plant and equipment totaling approximately $6,400,000. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated. Maintenance and repair expenses were $3,612,000, $3,167,000 and $2,484,000 for 1996, 1995 and 1994,
respectively. Maintenance and repair expenses are charged against income as incurred, while major improvements are capitalized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED

        Excess of cost over net assets of businesses acquired (goodwill) is amortized on the straight-line method, principally over 40 years. At December 31, 1996 and 1995, accumulated amortization of goodwill was $2,580,000 and $2,264,000, respectively. During each of 1996, 1995 and 1994, amortization of goodwill totaled $316,000. In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("FAS 121"), the carrying value of goodwill is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Based upon such review, the Company believes that no impairment of goodwill existed at December 31, 1996.

        NET INCOME OR LOSS PER COMMON SHARE

        Primary and fully diluted net income or loss per common share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. For purposes of the net income or loss per share calculations, net income or loss attributable to common stockholders is reduced by preferred stock dividends and the amount by which payments made to redeem shares of preferred stock exceed the par value of such shares. Common equivalent shares are those shares issuable upon the assumed exercise of outstanding dilutive stock options and conversion of convertible preferred stock, calculated using the treasury stock method. Fully diluted net income per share also assumes conversion of the 14% junior subordinated convertible notes, due May 1, 2000, if dilutive.

        REVENUE RECOGNITION

        Substantially all of the Company's revenues result from the sale of rubber and metal component parts. The Company recognizes revenue from product sales upon shipment and passage of title to customers according to shipping schedules and terms of sale mutually agreed to by the Company and the customer.

        FINANCIAL ACCOUNTING STANDARD NO. 121 -- IMPAIRMENT OF LONG-LIVED ASSETS

        During the first quarter of 1996, the Company adopted FAS 121, which requires that losses be recorded on long-lived assets used in operations where indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of such assets. The Company's adoption of FAS 121 did not affect the Company's financial position or results of operations.

NOTE 2 -- PREPAID EXPENSES AND OTHER ASSETS

        At December 31, 1996 and 1995, other current assets included $2,249,000 and $1,790,000, respectively, of tooling manufactured or purchased by the Company pursuant to purchase orders issued by customers of the Company. Upon customer approval of the components produced by such tooling, which normally takes less than 90 days, the customer pays for the tooling in accordance with previously agreed-upon terms.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- OTHER NONCURRENT ASSETS

        The Company has paid for a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce component parts. The payments have been recorded as a noncurrent asset and are amortized on a straight-line basis over three years or, if less, the period during which the tooling is expected to produce components. At December 31, 1996 and 1995, other noncurrent assets of the Company included $1,449,000 and $1,322,000, respectively, of the unamortized portion of such capitalized payments. During 1996, 1995 and 1994, the Company amortized $822,000, $626,000 and $272,000, respectively, of such capitalized payments.

NOTE 4 -- ACCRUED EXPENSES

        Accrued expenses at December 31, 1996 and 1995 are summarized below (dollar amounts in thousands):

                                                    DECEMBER 31
                                                 ------------------
                                                 1996          1995
                                                 ----          ----
              Interest                         $ 1,754      $ 1,717
              Employee fringe benefits           2,366        1,196
              Salaries and wages                 1,938        1,562
              Taxes                                968        1,264
              Other                              1,256          833
                                                ------       ------

                                               $ 8,282      $ 6,572
                                                ======       ======

NOTE 5 -- DEBT

        At December 31, 1996 and 1995, short-term debt consisted of loans outstanding under the Company's revolving line of credit. Except for certain loans that were refinanced under long-term agreements before the consolidated financial statements were issued, the loans outstanding under the revolving line of credit at December 31, 1996 and 1995 have been classified as short-term debt because the Company's cash receipts are automatically used to reduce the loans outstanding under the revolving line of credit on a daily basis, by means of a lock-box sweep arrangement, and its lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company. At December 31, 1996 and 1995, letters of credit outstanding under the revolving line of credit totaled $968,000 and $1,151,000, respectively.

        In March 1997, the Company and its lender amended the revolving line of credit to, among other things, extend the expiration date from January 2, 1998, to April 1, 2000, and to reduce the rate of interest charged on loans outstanding under the revolving line of credit from LIBOR plus 3.25% or prime plus 1.00% to LIBOR plus 2.75% or prime plus 0.25%. At December 31, 1996, 1995 and 1994, the weighted average interest rates on borrowings under the revolving line of credit were 9.0%, 9.1% and 10.0%, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Long-term debt at December 31, 1996 and 1995 is summarized below (dollar amounts in thousands):

                                                                                                DECEMBER 31
                                                                                         --------------------------
                                                                                            1996           1995
                                                                                            ----           ----

Secured debt:
    Revolving line of credit, LIBOR plus 3.25% or prime plus 1% (9.0% at
      December 31, 1996)                                                                $  6,856(1)     $  3,730(1)
    Term loan payable in equal monthly installments, final maturity in 2000, 75%
      of prime (6.19% at December 31, 1996)                                                  398(2)          498
    Term loans payable in equal monthly installments, final maturities in 2000,
      LIBOR plus 3% (8.69% at December 31, 1996)                                           4,369(2)            -
    Term loan payable in increasing monthly installments, final maturity in 2000, 12%      2,136           2,635
    Term loans payable in equal monthly installments based on a 180-month
      amortization schedule, final maturities in 2001, 8.37%                               3,389               -
    Term loan payable in equal monthly installments, final maturity in 2001, LIBOR
      plus 3% or prime plus 0.75% (8.74% at December 31, 1996)                             1,560               -
    Term loans payable in equal monthly installments, final maturities in 2002,
      LIBOR plus 3.25% or prime plus 1% (8.83% at December 31, 1996)                      16,211(2)(3)    19,572(3)
    Term loans payable in equal monthly installments, final maturities in 2003,
      LIBOR plus 3.25% or prime plus 1% (8.83% at December 31, 1996)                       1,415(2)(3)       916(3)
    Term loans payable in equal monthly installments, final maturities in 2003,
      LIBOR plus 3.25% or prime plus 1% (8.83% at December 31, 1996)                         734(3)            -

Unsecured debt:
    12.75% Senior subordinated notes, due 2000                                            31,717          31,682
    14% Junior subordinated convertible notes, due 2000, convertible into 440,000
      shares of common stock                                                               1,000           1,000
    14% Junior subordinated nonconvertible notes, due 2000                                   347             347
    Other unsecured obligations                                                              241             184
                                                                                         -------         -------

        Total long-term debt                                                              70,373          60,564
        Less current portion                                                               5,225           4,531
                                                                                         -------         -------

            Total long-term debt, excluding current portion                             $ 65,148        $ 56,033
                                                                                         =======         =======

(1) Classified as long-term debt because the loans were refinanced under long-term agreements before the consolidated financial statements for the respective years were issued.

(2) Refinanced under long-term agreements before the consolidated financial statements were issued. Long-term and current portions are based upon the terms of the new borrowings.

(3) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The loans outstanding under the revolving line of credit and the secured term loans listed above are collectively collateralized by substantially all of the assets of the Company, including accounts receivable, inventory, equipment, certain real estate and the stock of the Company's subsidiary.

        During the first quarter of 1997, the Company entered into several new financing arrangements, including the amendment of its revolving line of credit. In connection with these financings, the Company obtained term loans in the aggregate amount of $31,369,000. Proceeds from the new term loans refinanced $21,350,000 of existing term loans, $9,397,000 of loans outstanding under the revolving line of credit and $622,000 of capital expenditures. Term loans obtained during the first quarter of 1997 are listed below (dollar amounts in thousands):

Term loan payable in equal monthly installments, final maturity
  in 2002, LIBOR plus 2.75%                                                             $   2,618
Term loan payable in equal monthly installments based on a
  180-month amortization schedule, final maturity 2002, 9.37%                               1,600
Term loan, interest only at prime plus 0.75% through June 1997 then payable in equal monthly installments based on a 180-month amortization schedule, final maturity in 2002, interest fixed in June
  1997 at 5-year treasury note rate plus 3%                                                 1,862(1)
Term loans payable in equal monthly installments, final maturities
  in 2004, LIBOR plus 2.75% or prime plus 0.25%                                            25,289(2)
                                                                                         --------

                                                                                        $  31,369
                                                                                         ========

        (1) Represents borrowings under a construction line of credit and related permanent financing totaling $3,000,000.

        (2) Maturity date can be accelerated by the lender if the Company's revolving line of credit is not renewed by April 1, 2000, the current expiration date of the revolving line of credit.

        The secured term loans listed above are collectively collateralized by substantially all of the assets of the Company, including accounts receivable, inventory, equipment, certain real estate and the stock of the Company's subsidiary.

        SCHEDULED MATURITIES OF LONG-TERM DEBT

        Scheduled maturities of long-term debt for the years ending December 31 are listed below (dollar amounts in thousands):

                                        1997                         $   5,225
                                        1998                             5,264
                                        1999                             5,336
                                        2000                            37,899
                                        2001                             6,591
                                        2002 and future years           10,058
                                                                      --------

                                                                     $  70,373
                                                                      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        RESTRICTIVE COVENANTS

        Certain of the Company's financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth and cash flow coverage and place certain restrictions on the Company's business and operations, including restrictions on the incurrence or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock and the payment of cash dividends.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company believes that, at December 31, 1996, the fair value of the secured term loans and the loans outstanding under the revolving line of credit approximately equaled the carrying value of such loans.

        There is a limited market for the 12.75% senior subordinated notes, and trading data is not publicly available. The Company believes that, based on informal discussions with brokers and purchasers who were involved in trades of the 12.75% senior subordinated notes, these notes traded at discounts of between 7% and 20% of their carrying value during 1996.

        The Company believes that the 14% junior subordinated nonconvertible notes would be valued at a percentage discount equal to or in excess of the percentage discount that might exist for the 12.75% senior subordinated notes and that the 14% junior subordinated convertible notes would be valued at approximately carrying value because, at December 31, 1996, they were convertible at a price per common share of $2.2727, which represented only a 7% premium above the last reported trade of the Company's common stock in 1996.

        Fair value estimates of the Company's securities are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined definitively. Any change in the market for similar securities, the financial performance of the Company or interest rates could materially affect the fair value of all of the Company's securities.

        FINANCIAL LEVERAGE AND LIQUIDITY

        The Company operates with substantial financial leverage and limited liquidity. As a result, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity.

NOTE 6 -- PREFERRED STOCK

        REDEEMABLE PREFERRED STOCK

        Each share of the Company's $8.00 cumulative convertible redeemable preferred stock, series B ("Redeemable Preferred Stock"), is (i) entitled to one vote, (ii) redeemable for $200 plus accumulated and unpaid dividends, (iii) convertible into 14.8148 shares of common stock (subject to adjustment) and (iv) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. On November 30, 1996, 450 shares of Redeemable Preferred Stock were redeemed for $90,000. Further redemptions of $90,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are scheduled on November 30 of each year in order to retire annually 450 shares of Redeemable Preferred Stock. Scheduled redemptions for the years 1997 through 2001 aggregate $450,000. For accounting purposes, when such stock is redeemed, the redeemable preferred stock account is reduced by the $100 par value of each share redeemed and paid-in-capital is charged for the $100 excess of redemption value over par value of each share redeemed. Under the terms of the Redeemable Preferred Stock, the Company may not declare any cash dividends on its common stock if there exists a dividend arrearage on the Redeemable Preferred Stock. During 1996, the Company paid the holders of the Redeemable Preferred Stock regular dividends aggregating $8.00 per share, and no dividends were in arrears at December 31, 1996.

        OTHER AUTHORIZED PREFERRED STOCK

        The Company's Restated Certificate of Incorporation provides that the Company is authorized to issue 2,500 shares of 6% cumulative convertible preferred stock, series A, $100 par value. At December 31, 1996 and 1995, no shares of the series A preferred stock were issued or outstanding.

        The Company's Restated Certificate of Incorporation also provides that the Company is authorized to issue 2,500,000 shares of preferred stock having a par value of $1 per share. At December 31, 1996 and 1995, no shares of the $1 par value preferred stock were issued or outstanding.

NOTE 7 -- COMMON STOCK AND STOCK OPTIONS

        COMMON STOCK, $0.25 PAR VALUE

        At December 31, 1996 and 1995, there were 4,263,036 and 4,228,036 shares, respectively, of the Company's common stock outstanding and 350,000 shares reserved for issuance under the Company's Restricted Stock Award Plan.

        During 1995, the Financial Accounting Standards Board issued "Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation" ("FAS 123"), which established new standards for the measurement and recognition of stock-based compensation but allows entities to continue using "Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" ("APB 25") to account for the issuance of stock-based compensation with disclosure of the pro forma effect of stock-based compensation on net income and net income per share as if FAS 123 had been adopted. FAS 123 is effective for 1996. The Company will continue to use the provisions of APB 25 to account for stock-based compensation. The adoption of FAS 123 would have no effect on net income or net income per share in 1996.

        RESTRICTED STOCK AWARD PLAN

        The Company has a restricted stock award plan pursuant to which the Company may award restricted shares of common stock to officers and key employees. With respect to restricted shares, the Company recognizes compensation expense on the date of grant equal to the then-current market value of the Company's common shares. Plan participants are entitled to receive cash dividends (if any) and to vote their respective shares. The restricted shares vest at a rate set by the Compensation Committee of the Company's Board of Directors, which has generally set the rate at 25% per year on each of the first four anniversaries of the award date. Unless otherwise amended, the restricted stock award plan expires on December 31, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        No compensation expense has been incurred for the Company's restricted stock award plan during 1996, 1995 or 1994 because no restricted stock was awarded during such years. At December 31, 1996 and 1995, 350,000 shares of common stock were available for grant under the terms of the restricted stock award plan.

        STOCK OPTION PLAN

        The Company had an incentive stock option plan that provides for grants to officers and key employees of incentive and nonqualified stock options to purchase shares of the Company's common stock. The exercise price of an option was established by the Compensation Committee of the Company's Board of Directors at the date of grant at a price not less than the then-current market price of the Company's common stock. During 1996, 1995 and 1994, no options were granted. At December 31, 1996, the stock option plan was no longer in effect because no options to purchase common shares were outstanding and no options were available for future grant.

        The Company applies the intrinsic value method as set forth in APB 25 and related interpretations to account for stock options granted to employees to purchase common stock under the Company's incentive stock option plan. Under this method, no compensation expense is recognized on the grant date because on that date the option price equals the market price of the underlying common shares.

        Activity in the Company's incentive stock option plan for 1996, 1995 and 1994 is summarized below:

                                                                 WEIGHTED-AVERAGE             SHARES
                                                                  EXERCISE PRICE           UNDER OPTION
                                                               ---------------------     ----------------
                Outstanding at December 31, 1993                       $1.345                  125,000

                Granted                                                                           None
                Exercised                                              $1.625                   55,000
                Forfeited                                              $1.625                   10,000
                                                                                            ----------

                Outstanding at December 31, 1994                       $1.042                   60,000
                                                                                            ==========

                Granted                                                                           None
                Exercised                                              $1.625                   25,000
                Forfeited                                                                         None
                                                                                            ----------

                Outstanding at December 31, 1995                       $0.625                   35,000
                                                                                            ==========

                Granted                                                                           None
                Exercised                                              $0.625                   35,000
                Forfeited                                                                         None
                                                                                            ----------

                Outstanding at December 31, 1996                                                  None
                                                                                            ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- EMPLOYEE BENEFIT PLANS

        RETIREMENT AND SAVINGS PLAN

        The Company maintains a retirement and savings plan (the "Plan") pursuant to Section 401 of the Internal Revenue Code (i.e., a 401(k) plan). All employees of the Company are entitled to participate in the Plan after meeting the eligibility requirements. Generally, employees may contribute up to 15% of their annual compensation but not more than prescribed amounts as established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee's compensation, are matched 50% by the Company. During 1996, 1995 and 1994, matching contributions made by the Company totaled approximately $443,000, $372,000 and $339,000, respectively. In addition, the Company has the option to make a profit-sharing contribution to the Plan. The size of the profit-sharing contribution is set annually at the end of each Plan year by the Company's Board of Directors. Provisions recorded for profit-sharing contributions authorized by the Company's Board of Directors totaled $489,000, $401,000 and $370,000 during 1996, 1995 and 1994, respectively. Company contributions to the Plan vest at a rate of 20% per year commencing in the participant's third year of service until the participant becomes fully vested after seven years of service.

        INCENTIVE COMPENSATION PLAN

        The Company has incentive compensation plans that provide for the payment of cash bonus awards to certain officers and key employees of the Company. The Compensation Committee of the Company's Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the plans and approves the cash bonus awards. Bonus awards for eligible operating company employees are based upon the attainment of predetermined profit targets at each operating company and the achievement of other objectives. Bonus awards for corporate officers are based upon the attainment of predetermined consolidated profit targets and the achievement of other objectives. Accruals for bonuses totaled $858,000, $560,000 and $214,000 at December 31, 1996, 1995 and 1994, respectively.

        POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company maintains programs to fund certain costs related to a prescription drug card program for retirees of one of its former divisions and to fund insurance premiums for certain retirees of one of its divisions. At December 31, 1996, the Company's accumulated postretirement benefit obligation totaled $447,000. The Company is amortizing its accumulated postretirement benefit obligation over the remaining life expectancy of the participants (i.e., an annual rate of $57,000).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The funded status of the postretirement benefits at December 31, 1996, 1995 and 1994 is set forth below (dollar amounts in thousands):

                                                                                 DECEMBER 31
                                                                       --------------------------------
                                                                       1996         1995          1994
                                                                       ----         ----          ----
          Accumulated postretirement benefit obligation:
          obligation:
               Retirees                                               $  376       $  500        $  469
               Fully eligible active plan participants                    17           16            13
               Other active plan participants                             54           48            39
                                                                       -----        -----         -----
                                                                         447          564           521
          Unrecognized net gain                                          181           83           156
          Unrecognized transition obligation                            (464)        (521)         (578)
                                                                       -----        -----         -----

               Accrued postretirement benefit cost                    $  164       $  126        $   99
                                                                       =====        =====         =====

        Net periodic postretirement benefit costs for 1996, 1995 and 1994 are summarized below (dollar amounts in thousands):

                                                                           YEARS ENDED DECEMBER 31
                                                                       --------------------------------
                                                                       1996         1995          1994
                                                                       ----         ----          ----
          Service cost                                                $    1       $    1        $    1
          Interest cost                                                   39           41            41
          Net amortization and deferral                                   46           42            46
                                                                       -----        -----         -----

              Net periodic postretirement benefit cost                $   86       $   84        $   88
                                                                       =====        =====         =====

        The weighted average annual rate of increase in the per capita cost of covered benefits for the prescription drug card program is assumed to be 9% in 1997 and is projected to decrease gradually thereafter until it reaches 5% in 2005. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company's program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in health care costs. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1996 and 1995, was 7.5% and 7.25%, respectively. The change in the discount rate at December 31, 1996, reflects higher prevailing interest rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- INCOME TAXES

        PROVISION FOR INCOME TAXES

        The components of the provisions for income taxes in 1996, 1995 and 1994 are set forth below (dollar amounts in thousands):

                                                                             YEARS ENDED DECEMBER 31
                                                                         -------------------------------
                                                                         1996         1995          1994
                                                                         ----         ----          ----
                         Current:
                              Federal                                    $ 255        $ 537         $ 34
                              State                                        105          153            -
                                                                         -----        -----         ----
                                                                           360          690           34
                         Deferred:
                              Federal                                     (320)        (265)           -
                                                                         -----        -----         ----

                                Provision for income taxes               $  40        $ 425         $ 34
                                                                         =====        =====         ====

        During 1996, the provision for income taxes consisted of (i) federal alternative minimum taxes, (ii) state income taxes, (iii) the reversal of a credit resulting from the recognition, in 1995, of the projected utilization of federal operating loss carryforwards in 1996 and (iv) a credit resulting from the recognition of the projected utilization of federal operating loss carryforwards in 1997.

        PRO FORMA PROVISION FOR INCOME TAXES AT THE FEDERAL STATUTORY RATE

        Reconciliations of the pro forma provision for income taxes at the federal statutory rate to the Company's recorded provision for income taxes in 1996, 1995 and 1994 are set forth below (dollar amounts in thousands):

                                                                        YEARS ENDED DECEMBER 31
                                                                   ----------------------------------
                                                                     1996         1995         1994
                                                                     ----         ----         ----
                      Federal statutory income tax provision      $       8    $     922    $     804
                      Change in valuation allowance                      53         (703)      (1,156)
                      Amortization of nondeductible goodwill            107          107          107
                      State income taxes, net of federal benefit        105           99            -
                      Adjustment to deferred tax assets and
                        liabilities and other                          (233)           -          279
                                                                   --------     --------     --------

                           Recorded income tax provision          $      40    $     425    $      34
                                                                   ========     ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        DEFERRED TAX ASSETS AND LIABILITIES

        The following table sets forth the deferred tax assets and the deferred tax liabilities of the Company at December 31, 1996 and 1995 (dollar amounts in thousands):

                                                                     DECEMBER 31
                                                                 -------------------
                                                                  1996        1995
                                                                  ----        ----
Deferred tax assets:
     Tax carryforwards:
         Federal operating losses                               $  2,768    $  2,510
         State operating losses                                      600         643
         Capital loss                                                  -       2,177
         Federal alternative minimum taxes                         1,065         623
         Investment tax credit                                       146         232
         Other tax credit                                             81          81
                                                                 -------     -------
              Total tax carryforwards                              4,660       6,266
     Asset loss reserves                                             192         223
     Tax inventory over book                                         566         332
     Deferred compensation liabilities                                82          63
     Vacation accruals                                               237          53
     Non-economic performance accruals                               206         224
     Deferred financing costs                                        119         112
     Other                                                            13          11
                                                                 -------     -------
              Total deferred tax assets                            6,075       7,284
Valuation allowance                                               (2,935)     (5,059)
                                                                 -------     -------
              Net deferred tax assets                              3,140       2,225
Deferred tax liabilities - tax over book depreciation              2,555       1,960
                                                                 -------     -------

              Net deferred taxes                                $    585  $      265
                                                                 =======     =======

        At December 31, 1996, the valuation allowance was reduced to recognize the change in the Company's deferred tax assets and deferred tax liabilities and the benefit resulting from the recognition of the projected utilization of federal operating loss carryforwards in 1997. Recognition of the federal operating loss carryforwards during 1996 is based upon a projection of the Company's taxable income for 1997. During 1996, the Company's valuation allowance decreased by $2,124,000 primarily because of the expiration of $2,177,000 of capital loss carryforwards which were fully offset by a valuation allowance at December 31, 1995. During 1995, the Company's valuation allowance decreased by $703,000. At December 31, 1995, the Company's valuation allowance was equal to the excess of Company's deferred tax assets over its deferred tax liabilities, partially offset by the amount of federal operating loss carryforwards expected to be utilized during 1996.

        At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $8,141,000 that expire in the years 2005 through 2011 and alternative minimum tax credits of $1,065,000 that can be used to offset future payments of regular federal income taxes, if any, without limitation as to time.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- INDUSTRY SEGMENTS

        NATURE OF OPERATIONS

        Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customer specifications, rubber and metal components. The Rubber Group manufactures silicone and organic rubber components used primarily by manufacturers of automobiles, automotive replacement parts and medical devices. The Metals Group manufactures metal components used primarily by manufacturers of automobiles, industrial equipment, computers and office equipment and home appliances. The Company's business is conducted primarily in the continental United States.

        INDUSTRY CONCENTRATION; RELIANCE ON LARGE CUSTOMERS

        During 1996, 1995 and 1994, net sales to customers in the automotive industry totaled $79,832,000, $68,083,000 and $53,005,000, respectively, which represented 69.5%, 65.3% and 59.9%, respectively, of the Company's net sales. At December 31, 1996 and 1995, accounts receivable from automotive customers totaled $12,206,000 and $8,357,000, respectively. The Company provides for credit losses based upon historical experience and ongoing credit evaluations of its customers' financial condition but does not generally require collateral from its customers to support the extension of trade credit. At December 31, 1996 and 1995, the Company had reserves for credit losses of $156,000 and $175,000, respectively.

        During 1996, 1995 and 1994, net sales to Delphi Packard Electric Systems, a division of General Motors Corporation, represented 21.8%, 22.5% and 20.6%, respectively, of the Company's net sales and 33.4%, 37.6% and 38.9%, respectively, of the Rubber Group's net sales. No other customer of the Company accounted for more than 10% of the Company's net sales during 1996. In 1996, the three largest customers of the Rubber Group, including Delphi Packard Electric, accounted for 53.4% of the Rubber Groups's net sales. In 1996, the three largest customers of the Metals Group accounted for 20.4% of the Metals Group's net sales. At December 31, 1996, accounts receivable from the Company's three largest customers totaled $5,503,000. The Company believes that there is limited credit risk in the accounts receivable from the three largest customers of the Company. Loss of a significant amount of business from Delphi Packard Electric or any of the Company's other large customers could have a severe impact on the Company if such business were not replaced with additional business from other customers.

        During the first quarter of 1997, the Company and Delphi Packard Electric entered into an agreement that will govern, through 2001, the purchase of substantially all of the component parts that the Company currently sells to Delphi Packard Electric. Under the terms of the agreement, (i) the Company agreed to sell and Delphi Packard Electric agreed to purchase approximately 100% of Delphi Packard Electric's requirements for all specified component parts,
(ii) the Company agreed to warrant that the specified components will remain competitive in terms of technology, design and quality, (iii) the Company will adjust selling prices of the specified components to reflect increases or decreases in material costs, and (iv) the Company will reduce the selling prices of the specified components by certain specified amounts in each of the five years covered by the agreement. Although there can be no assurance given, the Company currently believes that it will be able to offset a significant portion of the price reductions granted to Delphi Packard Electric through reductions in manufacturing costs.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SEGMENT FINANCIAL DATA

        Information relating to the Company's industry segments for 1996, 1995 and 1994 is summarized below (dollar amounts in thousands):

                                                                                 YEARS ENDED DECEMBER 31
                                                                       -------------------------------------------
                                                                         1996           1995           1994
                                                                         ----           ----           ----
          NET SALES:
               Rubber Group                                           $   75,122     $   62,302     $   46,868
               Metals Group                                               39,750         41,996         41,664
                                                                       ---------      ---------      ---------

                    Total net sales                                   $  114,872     $  104,298     $   88,532
                                                                       =========      =========      =========

          INCOME/(LOSS) FROM OPERATIONS:
               Rubber Group                                           $   10,822     $    7,504     $    3,860
               Metals Group                                                 (219)         4,146          6,060
                                                                       ---------      ---------      ---------
                    Subtotal                                              10,603         11,650          9,920
               Corporate expense                                          (2,038)        (1,993)        (1,818)
                                                                       ---------      ---------      ---------

                    Total income from operations                      $    8,565     $    9,657     $    8,102
                                                                       =========      =========      =========

          IDENTIFIABLE ASSETS:
               Rubber Group                                           $   63,008     $   52,288     $   42,013
               Metals Group                                               31,994         28,479         25,025
                                                                       ---------      ---------      ---------
                    Subtotal                                              95,002         80,767         67,038
               Corporate                                                   2,028          1,109            358
                                                                       ---------      ---------      ---------

                    Total identifiable assets                         $   97,030     $   81,876     $   67,396
                                                                       =========      =========      =========

          DEPRECIATION AND AMORTIZATION:
               Rubber Group                                           $    5,596     $    4,106     $    3,316
               Metals Group                                                2,638          2,045          1,510
                                                                       ---------      ---------      ---------
                    Subtotal                                               8,234          6,151          4,826
               Corporate                                                     462            298            234
                                                                       ---------      ---------      ---------

                    Total depreciation and amortization               $    8,696     $    6,449     $    5,060
                                                                       =========      =========      =========


          CAPITAL EXPENDITURES:
               Rubber Group                                           $    8,828     $   12,584     $    8,651
               Metals Group                                                6,852          5,302          6,656
                                                                       ---------      ---------      ---------
                    Subtotal                                              15,680         17,886         15,307
               Corporate                                                      28             16             12
                                                                       ---------      ---------      ---------

                    Total capital expenditures                        $   15,708     $   17,902     $   15,319
                                                                       =========      =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- NET INCOME OR LOSS PER COMMON SHARE

        The calculations of primary and fully diluted net income or loss per common share for 1996, 1995 and 1994 are set forth below (dollar amounts in thousands, except per share data):

                                                                                       YEARS ENDED DECEMBER 31
                                                                                  ---------------------------------
                                                                                   1996        1995         1994
                                                                                   ----        ----         ----
PRIMARY NET INCOME/(LOSS) PER COMMON SHARE:

     Weighted average common shares outstanding during period                       4,250       4,219        4,186
     Common equivalent shares - incentive stock options                                 -          26           23
                                                                                  -------     -------      -------
         Weighted average common and common equivalent shares                       4,250       4,245        4,209
                                                                                  =======     =======      =======

     Net income/(loss)                                                           $    (17)   $  2,288     $  2,332
     Preferred stock dividends                                                        (41)        (44)         (47)
     Excess of the redemption cost over the par value of preferred
       stock redeemed                                                                 (45)        (45)         (45)
                                                                                  -------     -------      -------
           Primary net income/(loss) attributable to common stockholders         $   (103)   $  2,199     $  2,240
                                                                                  =======     =======      =======

           Primary net income/(loss) per common share                            $  (0.02)   $   0.52     $   0.53
                                                                                  =======     =======      =======

FULLY DILUTED NET INCOME/(LOSS) PER COMMON SHARE:

     Weighted average common shares outstanding during period                       4,263       4,228        4,203
     Pro forma conversion of 14% junior subordinated convertible notes                440         440          440
     Common equivalent shares - incentive stock options                                 -          26           23
                                                                                  -------     -------      -------
         Weighted average common and common equivalent shares                       4,703       4,694        4,666
                                                                                  =======     =======      =======

     Net income/(loss)                                                           $    (17)   $  2,288     $  2,332
     Preferred stock dividends                                                        (41)        (44)         (47)
     Excess of the redemption cost over the par value of preferred
        stock redeemed                                                                (45)        (45)         (45)
     Pro forma elimination of interest expense on the
        14% junior subordinated convertible notes, net of applicable
          income taxes                                                                108         104          140
                                                                                  -------     -------      -------
           Fully diluted net income/(loss) attributable to common
             stockholders                                                        $      5    $  2,303     $  2,380
                                                                                  =======     =======      =======

           Fully diluted net income/(loss) per common share                      $  (0.02)   $   0.49     $   0.51
                                                                                  =======     =======      =======

        The calculation of fully diluted net loss per common share for 1996 is antidilutive; therefore, fully diluted net loss per common share for 1996 is equal to the primary net loss per common share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

        LEASES

        The Company is lessee under various operating leases relating to buildings and equipment. Total rent expense under operating leases aggregated $263,000, $269,000 and $177,000 for 1996, 1995 and 1994, respectively. At
December 31, 1996, future minimum lease commitments under non-cancelable operating leases were not significant for any year or in the aggregate.

        LEGAL ACTIONS

        The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including actions naming the Company as a potentially responsible party or a third-party defendant, along with other companies, for certain waste disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company records provisions for such loss contingencies when it is probable that an asset has been impaired or a liability incurred and the amount of the loss can be reasonably estimated. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position of the Company.

NOTE 13 -- RELATED PARTIES

        The Chairman of the Board and the President of the Company are the two largest holders of the Company's common stock, are the holders of the 14% junior subordinated notes and are the beneficial owners of $200,000 principal amount of the 12.75% senior subordinated notes. In addition, the Chairman of the Board and certain of his affiliates hold an aggregate of $1,300,000 principal amount of the 12.75% senior subordinated notes.

        The Chairman of the Board and the President of the Company are partners of an investment banking firm that was retained by the Company to provide management and investment banking services through December 31, 1996, for an annual fee of $400,000. Additionally, the firm may receive incentive compensation tied to the Company's operating performance and other compensation for specific transactions completed by the Company with the assistance of the firm. The Company also has agreed to reimburse the firm for certain expenses. During 1996, the Company paid the firm fees of $400,000 and a bonus award of $150,000 for 1995 and reimbursed it for direct and indirect expenses of $208,000. During 1995, the Company paid the firm fees of $600,000 and reimbursed it for direct and indirect expenses of $97,000. During 1994, the Company paid the firm fees of $678,000 and reimbursed it for indirect expenses of $135,000.

        The Secretary of the Company, who is also a member of the Company's Board of Directors, is a stockholder of a professional corporation that is a partner in a law firm that serves as general counsel to the Company. During 1996, 1995 and 1994, the Company made payments to the law firm for legal services in the amounts of $442,000, $371,000 and $364,000, respectively.

        During 1995 and 1994, a member of the Board of Directors of the Company was a member of the board of directors of an insurance brokerage firm that specializes in brokering commercial, life and accident

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance coverage and providing third-party administration of health claims. After competitive bidding, the Company has from time to time secured large portions of its insurance coverage through this firm and purchased third-party administrative services from this firm. During 1995 and 1994, the Company made cash payments to the brokerage firm for insurance premiums, including commissions thereon, of $798,000 and $1,319,000, respectively, and for administrative fees for services performed in connection with the administration of the Company's hospital and medical plans of $88,000 and $70,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by Item 10 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1997 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by Item 11 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1997 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        Information required by Item 12 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1997 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by Item 13 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1997 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

        (a)   1.  FINANCIAL STATEMENTS

                  The consolidated financial statements of Lexington Precision Corporation (the "Company") and its wholly owned subsidiary, Lexington Components, Inc. ("LCI"), are included in Part II,
                  Item 8.

              2.  FINANCIAL STATEMENT SCHEDULE

                  Schedule II, Valuation and Qualifying Accounts and Reserves, is included in this Part IV, Item 14, on page 52. All other schedules are omitted because the required information is not applicable, not material or included in the consolidated financial statements or notes thereto.

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

                  3-19     Certificate of Retirement of Stock dated February 22,
                           1988

                  3-20 Certificate of Amendment of Restated Certificate of Incorporation dated January 6, 1989

                  3-21     Certificate of Retirement of Stock dated August 17,
                           1989

                  3-22     Certificate of Retirement of Stock dated January 9,
                           1990

                  3-23 Certificate of the Designations, Preferences and Relative Participating, Optional and Other Special Rights of 12% Cumulative Convertible Exchangeable Preferred Stock, Series C, and the Qualifications, Limitations and Restrictions thereof dated January 10, 1990

                  3-24     Certificate of Ownership and Merger dated April 25,
                           1990

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

                  3-26     Certificate of Retirement of Stock dated March 6,
                           1991

                  3-27     Certificate of Retirement of Stock dated April 29,
                           1994

                  3-28     Certificate of Retirement of Stock dated January 6,
                           1995

                  3-29     Certificate of Retirement of Stock dated January 5,
                           1996

                  3-30     Certificate of Retirement of Stock dated January 6,
                           1997

                  4-1 Certificate of Designations, Preferences, Rights and Number of Shares of Preferred Stock, Series B

                  4-2 Purchase Agreement dated as of February 7, 1985, between the Company and L&D Precision Limited Partnership ("L&D Precision") and exhibits thereto

                  4-3 Amendment Agreement dated as of April 27, 1990, between the Company and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                  4-4 Recapitalization Agreement dated as of April 27, 1990, between the Company and Woolens and exhibits thereto

                  4-5 Specimen of Junior Subordinated Convertible Increasing Rate Note, due May 1, 2000

                  4-6      Specimen of 14% Junior Subordinated Note, due May 1,
                           2000

                  4-7 Indenture dated as of August 1, 1993, between the Company and IBJ Schroder Bank & Trust Company, as Trustee

                  4-8 Specimen of 12.75% Senior Subordinated Note, due February 1, 2000

                  10-1 Purchase Agreement dated as of February 7, 1985, between the Company and L&D Precision and exhibits thereto

                  10-2 Amendment Agreement dated as of April 27, 1990, between the Company and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                  10-3 *Lexington Precision Corporation Flexible Compensation Plan, as amended

                  10-4     *1986 Restricted Stock Award Plan, as amended

                  10-5 *Lexington Precision Corporation Retirement & Savings Plan, as amended

                  10-6 *Description of 1996 Compensation Arrangements with Lubin, Delano, & Company

                  10-7     *Corporate Office 1996 Management Cash Bonus Plan

                  10-8 Consent and Amendment Letter Agreement between Chemical Bank of New Jersey and the Company dated as of December 29, 1993

                  10-9 Promissory Note dated November 30, 1988, of Lexington Components, Inc. ("LCI") payable to the order of Paul
                           H. Pennell in the original principal amount of $3,530,000

                  10-10 Guaranty dated as of November 30, 1988, from the Company to Paul H. Pennell

                  10-11 Amendment Agreement dated as of November 30, 1991, between LCI and Paul H. Pennell

                  10-12 Release and Notice Agreement dated as of March 31, 1993, between LCI and Paul H. Pennell

                  10-13 Recapitalization Agreement dated as of April 27, 1990, between the Company and Woolens and exhibits thereto

                  10-14 Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990, between Congress Financial Corporation ("Congress") and the Company

                  10-15 Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990, between Congress and LCI

                  10-16 Covenants Supplement to Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990, between Congress and the Company

                  10-17 Covenants Supplement to Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990, between Congress and LCI

                  10-18 Letter dated April 11, 1990, from the Company and Wise to Congress

                  10-19 Letter Agreement dated February 28, 1991, between the Company and Congress amending certain financing agreements and consent thereto of LCI

                  10-20 Letter Agreement dated February 28, 1991, between LCI and Congress amending certain financing agreements and consent thereto of the Company

                  10-21 Letter Agreement dated January 14, 1994, between the Company and Congress amending certain financing agreements and consent thereto of LCI

                  10-22 Letter Agreement dated January 14, 1994, between LCI and Congress amending certain financing agreements and consent thereto of the Company

                  10-23 Letter Agreement dated March 25, 1994, between Congress and the Company, and consent thereto of LCI

                  10-24 Letter Agreement dated March 25, 1994, between Congress and LCI, and consent thereto of the Company

                  10-25 Letter Agreement dated as of August 1, 1994, between the Company and Congress amending certain financing agreements and consent thereto of LCI

                  10-26 Letter Agreement dated as of August 1, 1994, between LCI and Congress amending certain financing agreements and consent thereto of the Company

                  10-27 Trade Financing Agreement Supplement to Accounts Financing Agreement[Security Agreement] dated as of July 19, 1994, between the Company and Congress

                  10-28 Letter Agreement dated January 13, 1995, between LCI and Congress amending certain financing agreements and consent thereto of the Company

                  10-29 Letter Agreement dated January 31, 1995, between the Company and Congress amending certain financing agreements and consent thereto of LCI

                  10-30 Letter Agreement dated January 31, 1995, between LCI and Congress amending certain financing agreements and consent thereto of the Company

                  10-31 Amendment to Financing Agreements dated August 1, 1995, from the Company in favor of Congress Financial Corporation

                  10-32 Amendment to Financing Agreements dated August 1,1995, from LCI in favor of Congress Financial Corporation

                  10-33 Amendment to Financing Agreements dated January 16, 1996, from the Company in favor of Congress Financial Corporation

                  10-34 Term Promissory Note dated January 16, 1996, in the amount of $375,000 from the Company in favor of Congress Financial Corporation

                  10-35 Term Promissory Note dated January 16, 1996, in the amount of $450,000 from the Company in favor of Congress Financial Corporation

                  10-36 Letter Agreement re Amendment to Financing Agreements and Consent dated February 28, 1996, from the Company in favor of Congress Financial Corporation

                  10-37 Amendment to Financing Agreements and Consent dated March 14, 1996, from the Company in favor of Congress Financial Corporation

                  10-38 Amendment to Financing Agreements and Consent dated March 14, 1996, from LCI in favor of Congress Financial Corporation

                  10-39 Term Note dated May 31, 1996, from the Company in favor of Congress Financial Corporation

                  10-40 Amendment to Financing Agreements dated August 21, 1996, from LCI in favor of Congress Financial Corporation

                  10-41 Amendment to Financing Agreements dated August 21, 1996, from the Company in favor of Congress Financial Corporation

                  10-42 Amendment to Financing Agreements dated January 31, 1997, from the Company in favor of Congress Financial Corporation

                  10-43 Amendment to Financing Agreements dated January 31, 1997, from LCI in favor of Congress Financial Corporation

                  10-44 Credit Facility and Security Agreement and Rider A to Credit Facility and Security Agreement dated January 31, 1997, from the Company and LCI in favor of Bank One, Akron, NA

                  10-45 Promissory Note (Equipment Term Loan) dated January 31, 1997, from the Company and LCI in favor of Bank One, Akron, NA

                  10-46 Promissory Note (North Canton Term Loan) dated January 31, 1997, from the Company and LCI in favor of Bank One, Akron, NA

                  10-47 Promissory Note (Vienna Term Loan) dated January 31, 1997, from the Company and LCI in favor of Bank One, Akron, NA

                  10-48 Promissory Note (Casa Grande Note) dated January 31, 1997, from the Company and LCI in favor of Bank One, Akron, NA

                  10-49 Promissory Note (LaGrange Term Loan) dated January 31, 1997, from the Company and LCI in favor of Bank One, Akron, NA

                  10-50 Promissory Note (North Canton Equipment Loan) dated January 31, 1997, from the Company and LCI in favor of Bank One, Akron, NA

                  10-51 Fourth Amended and Restated Promissory Note dated March 11, 1997, from LCI in favor of Congress Financial Corporation

                  10-52 Fourth Amended and Restated Promissory Note dated March 11, 1997, from the Company in favor of Congress Financial Corporation

                  10-53 Amendment to Financing Agreements dated March 11, 1997, from LCI in favor of Congress Financial Corporation

                  10-54 Amendment to Financing Agreements dated March 11, 1997, from the Company in favor of Congress Financial Corporation

                  10-55 Loan and Security Agreement and Rider A to Loan and Security Agreement dated March 19, 1997, from the Company in favor of The CIT Group/Equipment Financing, Inc.

                  10-56 Promissory Note dated March 19, 1997, from the Company in favor of The CIT Group/Equipment Financing, Inc.

                  10-57    **Additional Purchase Order Provisions Lifetime
                             Contract Between Delphi Packard Electric Systems and Lexington Connector Seals

                  21-1     Subsidiary of Registrant

                  27-1     ***Financial Data Schedule

              * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(a)(3).

              ** This Exhibit has been filed in redacted form pursuant to a request for confidential treatment, filed separately with the Commission pursuant to Rule 24b-2.

              ***Not deemed filed for purposes of Section 11 of the Securities
                 Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any regulation statement to which such exhibit relates.

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

                         LEXINGTON PRECISION CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)

                                                     BALANCE AT     CHARGED TO      DEDUCTIONS      BALANCE
                                                     BEGINNING       COSTS AND         FROM          AT END
                                                     OF PERIOD       EXPENSES        RESERVES      OF PERIOD
                                                     ---------       --------        --------      ---------

                  ALLOWANCE FOR
                DOUBTFUL ACCOUNTS
                -----------------
          Year ended December 31, 1996                $   175         $    21        $    40        $   156

          Year ended December 31, 1995                    174               1              -            175

          Year ended December 31, 1994                    159              20              5            174


                INVENTORY RESERVE
                -----------------
          Year ended December 31, 1996                $   374         $    37        $    90        $   321

          Year ended December 31, 1995                    367              49             42            374

          Year ended December 31, 1994                    337              92             62            367

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LEXINGTON PRECISION CORPORATION
                                  (Registrant)

                         By: /s/ Warren Delano
                         ---------------------
                         Warren Delano, President

March 26, 1997

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997:

PRINCIPAL EXECUTIVE OFFICERS:

/s/ Michael A. Lubin
----------------------------------------
Michael A. Lubin, Chairman of the Board

/s/ Warren Delano
----------------------------------------
Warren Delano, President and Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Dennis J. Welhouse
-----------------------------------------
Dennis J. Welhouse, Senior Vice President
  and Chief Financial Officer


DIRECTORS:

/s/ William B. Conner
-----------------------------------------
William B. Conner, Director

/s/ Kenneth I. Greenstein
-----------------------------------------
Kenneth I. Greenstein, Secretary and
  Director

/s/ Phillips E. Patton
-----------------------------------------
Phillips E. Patton, Director

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit                                        Location
------    -------                                        --------


3-1       Articles of Incorporation and Restatement      Incorporated by reference from Exhibit 3-1
          thereof                                        Lexington Precision Corporation's (the
                                                         "Company") to the Company's Form 10-K for
                                                         the year ended May 31, 1981 located under
                                                         Securities and Exchange Commission File No.
                                                         0-3252 ("1981 10-K")

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

3-3       Certificate of Correction dated                Incorporated by reference from Exhibit 3-3
          September 21, 1976                             to the Company's Form 10-K for the year
                                                         ended May 31, 1983 located under Securities
                                                         and Exchange Commission File No. 0-3252
                                                         ("1983 10-K")

3-4       Certificate of Ownership and Merger            Incorporated by reference from Exhibit 3-4
          dated May 24, 1977                             to 1983 10-K

3-5       Certificate of Ownership and Merger            Incorporated by reference from Exhibit 3-5
          dated May 31, 1977                             to 1983 10-K

3-6       Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-6
          December 30, 1977                              to 1983 10-K

3-7       Certificate of Retirement of Preferred         Incorporated by reference from Exhibit 3-7
          Shares dated December 30, 1977                 to 1983 10-K

3-8       Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-8
          December 28, 1978                              to 1983 10-K

3-9       Certificate of Retirement of Preferred Shares  Incorporated by reference from Exhibit 3-9
          dated December 28, 1978                        to 1983 10-K

3-10      Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-10
          January 9, 1979                                to 1983 10-K

3-11      Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-11
          December 20, 1979                              to 1983 10-K

3-12      Certificate of Retirement of Preferred         Incorporated by reference from Exhibit 3-12
          Shares dated December 20, 1979                 to 1983 10-K

3-13      Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-13
          December 16, 1982                              to 1983 10-K

3-14      Certificate of Reduction of Capital dated      Incorporated by reference from Exhibit 3-14
          December 17, 1982                              to 1983 10-K

3-15      Certificate of Amendment of Restated           Incorporated by reference from Exhibit 3-15
          Certificate of Incorporation dated             to the Company's Form 10-K for the year
          September 26, 1984                             ended May 31, 1985 located under Securities
                                                         and Exchange Commission File No. 0-3252

3-16      Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 4-3
          September 24, 1986                             to the Company's Registration Statement on
                                                         Form S-2 located under Securities and
                                                         Exchange Commission File No. 33-9380 ("1933
                                                         Act Registration Statement")

3-17      Certificate of Amendment of Restated           Incorporated by reference from Exhibit 3-17
          Certificate of Incorporation dated             to the Company's Form 10-K for the year
          November 21, 1986                              ended May 31, 1987 located under Securities
                                                         and Exchange Commission File No. 0-3252

3-18      Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 4-5
          January 15, 1987                               to Amendment No. 1 to 1933 Act Registration
                                                         Statement

3-19      Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-19
          February 22, 1988                              to the Company's Form 10-K for the year
                                                         ended May 31, 1989 located under Securities
                                                         and Exchange Commission File No. 0-3252
                                                         ("May 31, 1989 10-K")

3-20      Certificate of Amendment of Restated           Incorporated by reference from Exhibit 3-20
          Certificate of Incorporation dated             to May 31, 1989 10-K
          January 6, 1989

3-21      Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-21
          August 17, 1989                                to May 31, 1989 10-K

3-22      Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-22
          January 9, 1990                                to the Company's Form 10-K for the seven
                                                         months ended December 31, 1989 located
                                                         under Securities and Exchange Commission
                                                         File No. 0-3252 ("December 31, 1989 10-K")

3-23      Certificate of the Designations,               Incorporated by reference from Exhibit 3-1
          Preferences and Relative Participating,        to the Company's Form 10-Q for the quarter
          Optional and Other Special Rights of           ended November 30, 1989 located under
          12% Cumulative Convertible                     Securities and Exchange Commission File No.
          Exchangeable Preferred Stock, Series C         0-3252 ("November 30, 1989 10-Q")
          and the Qualifications, Limitations and
          Restrictions thereof dated January 10,
          1990

3-24      Certificate of Ownership and Merger            Incorporated by reference from Exhibit 3-24
          dated April 25, 1990                           to December 31, 1989 10-K

3-25      Certificate of Elimination of 12%              Incorporated by reference from Exhibit 3-25
          Cumulative Convertible Exchangeable            to the Company's Form 10-K for the year
          Preferred Stock, Series C, dated               ended December 31, 1990 located under
          June 4, 1990                                   Securities and Exchange Commission File No.
                                                         0-3252 ("1990 10-K")

3-26      Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-26
          March 6, 1991                                  to 1990 10-K

3-27      Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-27
          April 29, 1994                                 to 1994 10-K

3-28      Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-28
          January 6, 1995                                to 1994 10-K

3-29      Certificate of Retirement of Stock dated       Incorporated by reference from Exhibit 3-29
          January 5, 1996                                to 1995 10-K

3-30      Certificate of Retirement of Stock dated       Filed with this Form 10-K
          January 6, 1997

4-1       Certificate of Designations, Preferences,      Incorporated by reference from Exhibit 3-3
          Rights and Number of Shares of                 to 1981 10-K
          Preferred Stock, Series B

4-2       Purchase Agreement dated as of                 Incorporated by reference from Exhibit 4-1
          February 7, 1985 between the Company           to the Company's Form 8-K dated February 7,
          and L&D Precision Limited Partnership          1985 (date of earliest event reported)
          ("L&D Precision") and exhibits thereto         located under Securities and Exchange
                                                         Commission File No. 0-3252

4-3       Amendment Agreement dated as of                Incorporated by reference from Exhibit 10-2
          April 27, 1990 between the Company and         to 1990 10-K
          L&D Precision with respect to Purchase
          Agreement dated as of February 7, 1985

4-4       Recapitalization Agreement dated as of         Incorporated by reference from Exhibit 4-10
          April 27, 1990 between the Company and         to December 31, 1989 10-K
          Woolens and exhibits thereto

4-5       Specimen of Junior Subordinated                Incorporated by reference from Exhibit 4-11
          Convertible Increasing Rate Note Due           to December 31, 1989 10-K
          May 1, 2000

4-6       Specimen of 14% Junior Subordinated            Included in Exhibit 4-6 hereto
          Note due May 1, 2000

4-7       Indenture dated as of August 1, 1993           Incorporated by reference from Exhibit 4-2
          between the Company and IBJ Schroder           to the Company's Form 8-K dated January 18,
          Bank & Trust Company, as Trustee               1994 (date of earliest event reported)
                                                         located under Securities and Exchange
                                                         Commission File No. 0-3252

4-8       Specimen of 12-3/4% Senior                     Included in Exhibit 4-8 hereto
          Subordinated Note due February 1, 2000

10-1      Purchase Agreement dated as of                 See Exhibit 4-2 hereto
          February 7, 1985 between the Company
          and L&D Precision and exhibits thereto

10-2      Amendment Agreement dated as of                See Exhibit 4-3 hereto
          April 27, 1990 between the Company and
          L&D Precision with respect to Purchase
          Agreement dated as of February 7, 1985

10-3      Lexington Precision Corporation Flexible       Incorporated by reference from Exhibit 10-3
          Compensation Plan, as amended                  to 1991 10-K


10-4      1986 Restricted Stock Award Plan, as           Incorporated by reference from Exhibit
          amended                                        10-38 to December 31, 1989 10-K

10-5      Lexington Precision Corporation                Incorporated by reference from Exhibit 10-9
          Retirement and Savings Plan, as amended        to 1991 10-K

10-6      Description of 1996 Compensation               Filed with this Form 10-K
          Arrangements with Lubin, Delano &
          Company

10-7      Lexington Precision Corporate Office           Filed with this Form 10-K
          1996 Management Cash Bonus Plan

10-8      Consent and Amendment Letter                   Incorporated by reference from Exhibit 10-1
          Agreement between Chemical Bank of             to the Company's Form 8-K dated December
          New Jersey and the Company dated as of         30, 1993 (date of earliest event reported)
          December 29, 1993                              located under Securities and Exchange
                                                         Commission File No. 0-3252

10-9      Promissory Note dated November 30,             Incorporated by reference from Exhibit
          1988 of Lexington Components, Inc.             10-32 to May 31, 1989 10-K
          ("LCI") payable to the order of Paul H.
          Pennell in the original principal amount
          of $3,530,000

10-10     Guaranty dated as of November 30, 1988         Incorporated by reference from Exhibit
          from the Company to Paul H. Pennell            10-33 to May 31, 1989 10-K

10-11     Amendment Agreement dated as of                Incorporated by reference from Exhibit
          November 30, 1991 between LCI and              10-28 to 1991 10-K
          Paul H. Pennell

10-12     Release and Notice Agreement dated as          Incorporated by reference from Exhibit
          of March 31, 1993 between LCI and Paul         10-40 to the Company's Form 10-K for the
          H. Pennell                                     year ended December 31, 1992 located under
                                                         Securities and Exchange Commission File No.
                                                         0-3252

10-13     Recapitalization Agreement dated as of         See Exhibit 4-4 hereto
          April 27, 1990 between the Company and
          Woolens and exhibits thereto

10-14     Accounts Financing Agreement [Security         Incorporated by reference from Exhibit 4-2
          Agreement] dated as of January 11, 1990        to November 30, 1989 10-Q
          between Congress Financial Corporation
          ("Congress") and the Company

10-15     Accounts Financing Agreement [Security         Incorporated by reference from Exhibit 4-3
          Agreement] dated as of January 11, 1990        to November 30, 1989 10-Q
          between Congress and LCI

10-16     Covenants Supplement to Accounts               Incorporated by reference from Exhibit
          Financing Agreement [Security                  10-49 to 1990 10-K
          Agreement] dated as of January 11, 1990
          between Congress and the Company

10-17     Covenants Supplement to Accounts               Incorporated by reference from Exhibit
          Financing Agreement [Security                  10-50 to 1990 10-K
          Agreement] dated as of January 11, 1990
          between Congress and LCI

10-18     Letter dated April 11, 1990 from the           Incorporated by reference from Exhibit
          Company and Wise to Congress                   10-51 to 1990 10-K

10-19     Letter Agreement dated February 28,            Incorporated by reference from Exhibit
          1991 between the Company and Congress          10-54 to 1990 10-K
          amending certain financing agreements
          and consent thereto of LCI

10-20     Letter Agreement dated February 28,            Incorporated by reference from Exhibit
          1991 between LCI and Congress                  10-56 to 1990 10-K
          amending certain financing agreements
          and consent thereto of the Company

10-21     Letter Agreement dated January 14, 1994        Incorporated by reference from Exhibit
          between the Company and Congress               10-26 to the Company's Form 10-K for the
          amending certain financing agreements and      year ended December 31, 1993 located under
          consent thereto of LCI                         Securities and Exchange Commission File No.
                                                         0-3252 ("1993 10-K")

10-22     Letter Agreement dated January 14, 1994        Incorporated by reference from Exhibit
          between LCI and Congress amending certain      10-27 to 1993 10-K
          financing agreements and consent thereto
          of the Company

10-23     Letter Agreement dated March 25, 1994          Incorporated by reference from Exhibit
          between Congress and the Company, and          10-30 to 1993 10-K
          consent thereto of LCI

10-24     Letter Agreement dated March 25, 1994          Incorporated by reference from Exhibit
          between Congress and LCI, and consent          10-31 to 1993 10-K
          thereto of the Company

10-25     Letter Agreement dated as of August 1,        Incorporated by reference from Exhibit 10-1
          1994 between the Company and Congress         to the Company's Form 10-Q for the quarter
          amending certain financing agreements and     ended September 30, 1994 located under
          consent thereto of LCI                        Securities and Exchange Commission File No.
                                                        0-3252 ("September 30, 1994 10-Q")

10-26     Letter Agreement dated as of August 1,         Incorporated by reference from Exhibit 10-2
          1994 between LCI and Congress amending         to September 30, 1994 10-Q
          certain financing agreements and consent
          thereto of the Company

10-27     Trade Financing Agreement Supplement to        Incorporated by reference from Exhibit 10-3
          Accounts Financing Agreement [Security         to September 30, 1994 10-Q
          Agreement] dated as of July 19, 1994
          between the Company and Congress

10-28     Letter Agreement dated January 13, 1995        Incorporated by reference from Exhibit
          between LCI and Congress amending certain      10-32 to 1994 Form 10-K
          financing agreements and consent thereto
          of the Company

10-29     Letter Agreement dated January 31, 1995        Incorporated by reference from Exhibit
          between the Company and Congress amending      10-34 to 1994 Form 10-K
          certain financing agreements and consent
          thereto of LCI

10-30     Letter Agreement dated January 31, 1995        Incorporated by reference from Exhibit
          between LCI and Congress amending certain      10-36 to 1994 Form 10-K
          financing agreements and consent thereto
          of the Company

10-31     Amendment to Financing Agreements dated        Incorporated by reference from Exhibit 10-1
          August 1, 1995 from the Company in favor       to the Company's Form 10-Q for the quarter
          of Congress Financial Corporation              ended September 30, 1995 located under
                                                         Securities and Exchange Commission File No.
                                                         0-3252 ("September 30, 1995 Form 10-Q")

10-32     Amendment to Financing Agreements dated        Incorporated by reference from Exhibit 10-2
          August 1,1995 from LCI in favor of             to September 30, 1995 Form 10-Q
          Congress Financial Corporation

10-33     Amendment to Financing Agreements dated        Incorporated by reference from Exhibit
          January 16, 1996 from the Company in favor     10-49 to the Company's Form 10-K for the
          of Congress Financial Corporation              year ended December 31, 1995 located under
                                                         Securities and Exchange Commission File
                                                         No.0-3252 ("1995 Form 10-K")


10-34     Term Promissory Note dated January 16,         Incorporated by reference from Exhibit
          1996 in the amount of $375,000 from the        10-50 to 1995 Form 10-K
          Company in favor of Congress Financial
          Corporation

10-35     Term Promissory Note dated January 16,         Incorporated by reference from Exhibit
          1996 in the amount of $450,000 from the        10-51 to 1995 Form 10-K
          Company in favor of Congress Financial
          Corporation

10-36     Letter Agreement re Amendment to Financing     Incorporated by reference from Exhibit
          Agreements and Consent dated February 28,      10-62 to 1995 Form 10-K
          1996 from the Company in favor of Congress
          Financial Corporation

10-37     Amendment to Financing Agreements and          Incorporated by reference from Exhibit
          Consent dated March 14, 1996 from the          10-63 to 1995 Form 10-K
          Company in favor of Congress Financial
          Corporation

10-38     Amendment to Financing Agreements and          Incorporated by reference from Exhibit
          Consent dated March 14, 1996 from LCI in       10-64 to 1995 Form 10-K
          favor of Congress Financial Corporation

10-39     Term Note dated May 31, 1996 from the          Incorporated by reference from Exhibit 10-1
          Company in favor of Congress Financial         to the Company's Form 10-Q for the quarter
          Corporation                                    ended June 30, 1996 located under
                                                         Securities and Exchange Commission File No.
                                                         0-3252

10-40     Amendment to Financing Agreements dated        Incorporated by reference from Exhibit 10-3
          August 21, 1996 from LCI in favor of           to the Company's Form 10-Q for the quarter
          Congress Financial Corporation                 ended September 30, 1996 located under
                                                         Securities and Exchange Commission File No.
                                                         0-3252 ("September 30, 1996 Form 10-Q")


10-41     Amendment to Financing Agreements dated        Incorporated by reference from Exhibit 10-4
          August 21, 1996 from the Company in favor      to September 30, 1996 Form 10-Q
          of Congress Financial Corporation

10-42     Amendment to Financing Agreements dated        Filed with this Form 10-K
          January 31, 1997 from the Company in favor
          of Congress Financial Corporation

10-43     Amendment to Financing Agreements dated        Filed with this Form 10-K
          January 31, 1997 from LCI in favor of
          Congress Financial Corporation

10-44     Credit Facility and Security Agreement and     Filed with this Form 10-K
          Rider A to Credit Facility and Security
          Agreement dated January 31, 1997 from the
          Company and LCI in favor of Bank One,
          Akron., NA

10-45     Promissory Note (Equipment Term Loan)          Filed with this Form 10-K
          dated January 31, 1997 from the Company
          and LCI in favor of Bank One, Akron, NA

10-46     Promissory Note (North Canton Term Loan)       Filed with this Form 10-K
          dated January 31, 1997 from the Company
          and LCI in favor of Bank One, Akron, NA

10-47     Promissory Note (Vienna Term Loan) dated       Filed with this Form 10-K
          January 31, 1997 from the Company and LCI
          in favor of Bank One, Akron, NA

10-48     Promissory Note (Casa Grande Note) dated       Filed with this Form 10-K
          January 31, 1997 from the Company and LCI
          in favor of Bank One, Akron, NA

10-49     Promissory Note (LaGrange Term Loan) dated     Filed with this Form 10-K
          January 31, 1997 from the Company and LCI
          in favor of Bank One, Akron, NA

10-50     Promissory Note (North Canton Equipment        Filed with this Form 10-K
          Loan) dated January 31, 1997 from the
          Company and LCI in favor of Bank One,
          Akron, NA

10-51     Fourth Amended and Restated Promissory         Filed with this Form 10-K
          Note dated March 11, 1997 from LCI in
          favor of Congress Financial Corporation

10-52     Fourth Amended and Restated Promissory         Filed with this Form 10-K
          Note dated March 11, 1997 from the Company
          in favor of Congress Financial Corporation

10-53     Amendment to Financing Agreements dated        Filed with this Form 10-K
          March 11, 1997 from LCI in favor of
          Congress Financial Corporation

10-54     Amendment to Financing Agreements dated        Filed with this Form 10-K
          March 11, 1997 from the Company in favor
          of Congress Financial Corporation

10-55     Loan and Security Agreement and Rider A to     Filed with this Form 10-K
          Loan and Security Agreement dated March
          19, 1997 from the Company in favor of The
          CIT Group/Equipment Financing, Inc.

10-56     Promissory Note dated March 19, 1997 from      Filed with this Form 10-K
          the Company in favor of The CIT
          Group/Equipment Financing, Inc.

10-57     Additional Purchase Order Provisions           Filed with this Form 10-K in redacted form
          Lifetime Contract Between Delphi Packard       pursuant to Rule 24b-2
          Electric Systems and Lexington Connector
          Seals

21-1      Subsidiary of Registrant                       Incorporated by reference from Exhibit 22-1
                                                         to 1991 10-K

27-1      Financial Data Schedule                        Filed with this Form 10-K