Form 10-Q
period 1997-03-31
LEXINGTON PRECISION CORP
filed 1997-05-15
CIK 12570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1997

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

                                 NOT APPLICABLE
        (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED
                            SINCE LAST REPORT DATE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


       COMMON STOCK, $0.25 PAR VALUE - 4,263,036 SHARES AS OF MAY 6, 1997 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

================================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS





                                                                                    PAGE
PART I.   Financial Information

       Item 1.   Financial Statements..................................................2

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................11

PART II.   Other Information

       Item 6.   Exhibits and Reports on Form 8-K.....................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                         MARCH 31,       DECEMBER 31,
                                                                           1997              1996
                                                                        -----------     ---------------

ASSETS:

     Current assets:
          Cash                                                           $      86        $      187
          Accounts receivable                                               14,475            16,820
          Inventories                                                        9,148             8,899
          Prepaid expenses and other assets                                  3,023             3,211
          Deferred income taxes                                              1,728             1,728
                                                                         ---------        ----------
              Total current assets                                          28,460            30,845
                                                                         ---------        ----------

     Property, plant, and equipment:
          Land                                                               1,533             1,533
          Buildings                                                         21,788            19,915
          Equipment                                                         71,117            68,232
                                                                         ---------        ----------
                                                                            94,438            89,680
          Less accumulated depreciation                                     38,301            36,380
                                                                         ---------        ----------
              Property, plant, and equipment, net                           56,137            53,300
                                                                         ---------        ----------

     Excess of cost over net assets of businesses acquired, net              9,331             9,410
                                                                         ---------        ----------

     Other assets, net                                                       3,332             3,475
                                                                         ---------        ----------

                                                                         $  97,260        $   97,030
                                                                         =========        ==========









See notes to consolidated financial statements.        (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                         MARCH 31,       DECEMBER 31,
                                                                           1997              1996
                                                                        -----------     ---------------

LIABILITIES AND STOCKHOLDERS' DEFICIT:

     Current liabilities:
          Accounts payable                                               $  10,768        $   14,334
          Accrued expenses                                                   6,036             8,282
          Short-term debt                                                   11,427             7,326
          Current portion of long-term debt                                  5,521             5,225
                                                                         ---------        ----------
               Total current liabilities                                    33,752            35,167
                                                                         ---------        ----------

     Long-term debt, excluding current portion                              67,044            65,148
                                                                         ---------        ----------

     Deferred income taxes and other long-term liabilities                   1,315             1,307
                                                                         ---------        ----------

     Redeemable preferred stock, $100 par value,
       at redemption value                                                     930               930
     Less excess of redemption value over par value                            465               465
                                                                         ---------        ----------
         Redeemable preferred stock at par value                               465               465
                                                                         ---------        ----------

     Stockholders' deficit:
         Common stock, $0.25 par value, 10,000,000
           shares authorized, 4,348,951 shares issued                        1,087             1,087
         Additional paid-in-capital                                         12,386            12,395
         Accumulated deficit                                               (18,572)          (18,322)
         Cost of common stock in treasury, 85,915 shares                      (217)             (217)
                                                                         ---------        ----------
              Total stockholders' deficit                                   (5,316)           (5,057)
                                                                         ---------        ----------

                                                                         $  97,260        $   97,030
                                                                         =========        ==========










See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED MARCH 31
                                                                     1997           1996
                                                                     ----           ----



Net sales                                                          $ 28,592       $ 27,898

Cost of sales                                                        23,815         22,742
                                                                   --------       --------

          Gross profit                                                4,777          5,156

Selling and administrative expenses                                   2,877          2,664
                                                                   --------       --------

          Income from operations                                      1,900          2,492

Interest expense                                                      2,150          1,954
                                                                   --------       --------

          Income/(loss) before income taxes                            (250)           538

Provision for income taxes                                             --              181
                                                                   --------       --------

          Net income/(loss)                                            (250)           357

Preferred stock dividends                                                 9             10

Allocated portion of excess of redemption value over par
   value of preferred stock to be redeemed during fiscal year            11             11
                                                                   --------       --------

          Net income/(loss) attributable to common
             stockholders                                          $   (270)      $    336
                                                                   ========       ========

Net income/(loss) per primary and fully diluted common share:

          Primary                                                  $  (0.06)      $   0.08
                                                                   ========       ========

          Fully diluted                                            $  (0.06)      $   0.08
                                                                   ========       ========




See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED MARCH 31
                                                                   1997           1996
                                                                   ----           ----


OPERATING ACTIVITIES:

     Net income/(loss)                                           $   (250)      $    357
     Adjustments to reconcile net income/(loss) to net cash
       provided by operating activities:
          Depreciation                                              1,953          1,588
          Amortization-- operating expense                            321            279
          Amortization-- interest expense                              38             70
          Changes in operating assets and liabilities that
           provided/(used) cash:
               Receivables                                          2,345         (1,012)
               Inventories                                           (249)          (722)
               Prepaid expenses and other assets                      188           (617)
               Accounts payable                                    (3,566)          (428)
               Accrued expenses                                    (2,246)          (935)
          Other                                                         8             42
                                                                 --------       --------
               Net cash used by operating activities               (1,458)        (1,378)
                                                                 --------       --------

INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                   (4,798)        (5,320)
     Decrease/(increase) in equipment deposits, net                   387            (79)
     Proceeds from sales of property, plant, and equipment              6             35
     Expenditures for tooling owned by customers                     (265)          (116)
                                                                 --------       --------
               Net cash used by investing activities               (4,670)        (5,480)
                                                                 --------       --------



FINANCING ACTIVITIES:

     Net increase in short-term debt                                4,101          5,413
     Proceeds from issuance of long-term debt                      31,829          6,947
     Repayment of long-term debt                                  (29,640)        (5,416)
     Other                                                           (263)          (140)
                                                                 --------       --------
               Net cash provided by financing activities            6,027          6,804
                                                                 --------       --------

Net decrease in cash                                                 (101)           (54)
Cash at beginning of period                                           187            118
                                                                 --------       --------

Cash at end of period                                            $     86       $     64
                                                                 ========       ========


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

        The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiary (collectively, the "Company"). The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and footnotes normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company are set forth, except as described below, in
Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission.

        In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1997, and the Company's results of operations and cash flows for the fiscal quarters ended March 31, 1997 and 1996. All such adjustments were of a normal recurring nature.

        The results of operations for the first fiscal quarter of 1997 are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

NOTE 2 -- INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):


                                            MARCH 31,      DECEMBER 31,
                                              1997             1996
                                           -----------    -------------

Finished goods                              $3,850          $3,615
Work in process                              2,737           2,360
Raw materials and purchased parts            2,561           2,924
                                            ------          ------
                                            $9,148          $8,899
                                            ======          ======

NOTE 3 -- ACCRUED EXPENSES

       At March 31, 1997, and December 31, 1996, accrued expenses included accrued interest expense of $705,000 and $1,754,000, respectively.

NOTE 4 -- DEBT

       At March 31, 1997, and December 31, 1996, short-term debt consisted of loans outstanding under the Company's revolving line of credit. At March 31, 1997, and December 31, 1996, $460,000 and $6,856,000, respectively, of loans outstanding under the revolving line of credit were classified as long-term debt because they were refinanced under long-term agreements before the consolidated financial statements for the respective periods were issued.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       In March 1997, the revolving line of credit was amended to, among other things, extend the expiration date from January 2, 1998, to April 1, 2000, and reduce the rate of interest charged on loans outstanding under the revolving line of credit from prime rate plus 1% or the London Interbank Offered Rate ("LIBOR") plus 3.25% to prime rate plus 0.25% or LIBOR plus 2.75%.

       Long-term debt at March 31, 1997, and December 31, 1996, is set forth below (in thousands of dollars):


                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   1997               1996
                                                                               ------------        -----------

Long-term secured debt:
    Revolving line of credit, prime rate plus 0.25% or LIBOR plus
      2.75% at March 31, 1997, prime rate plus 1% or LIBOR plus
      3.25% at December 31, 1996                                                 $    460(1)        $ 6,856(1)
    Term loans payable in equal monthly principal installments, final
      maturities in 2000, 75% of prime rate                                             -             4,767(2)
    Term loan payable in increasing monthly principal installments,
      final maturity in 2000, 12%                                                   2,001             2,136
    Term loans payable in equal monthly principal installments based on
      a 180-month amortization schedule, final maturities in 2001, 8.27%            3,311             3,389
    Term loan payable in equal monthly principal installments, final
      maturity in 2001, prime rate plus 0.75% or LIBOR plus 3.00%                   1,440(2)          1,560
    Term loan payable in equal monthly principal installments, final
      maturity in 2002, LIBOR plus 2.75%                                            2,618                 -
    Term loan payable in equal monthly principal installments based on
      a 180-month amortization schedule, final maturity 2002, 9.37%                 1,582                 -
    Term loans, interest only at prime rate plus 0.75% through June 1997 and then payable in equal monthly principal installments based on a
      180-month amortization schedule, final maturity in 2002, interest
      fixed in June 1997 at 5-year treasury note rate plus 3%                       1,862(3)              -
    Term loans payable in equal monthly principal installments, final
      maturity in 2002 and 2003, prime rate plus 1% or LIBOR plus                       -            17,626(2)
      3.25%
    Term loans payable in equal monthly principal installments, final maturity in 2003, prime rate plus 0.25% or LIBOR plus 2.75% at March 31, 1997, prime rate plus 1% or LIBOR plus 3.25% at
      December 31, 1996                                                               703(4)            734(4)
    Term loans payable in equal monthly principal installments, final
      maturity in 2004, prime rate plus 0.25% or LIBOR plus 2.75%                  25,289(4)              -
                                                                                 --------           -------
         Total long-term secured debt                                              39,266            37,068
                                                                                 --------           -------


                                                        (continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(continued from prior page)

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   1997             1996
                                                                                -----------      -----------
Long-term unsecured debt:
    12.75% Senior subordinated notes, due 2000                                  $  31,720          $ 31,717
    14% Junior subordinated convertible notes, due 2000, convertible
      into 440,000 shares of common stock                                           1,000             1,000
    14% Junior subordinated nonconvertible notes, due 2000                            347               347
    Other unsecured obligations                                                       232               241
                                                                                 --------           -------
         Total long-term unsecured debt                                            33,299            33,305
                                                                                 --------           -------

         Total long-term debt                                                      72,565            70,373

         Less current portion                                                       5,521             5,225
                                                                                 --------           -------

              Total long-term debt, excluding current portion                   $  67,044          $ 65,148
                                                                                 ========           =======

(1) Classified as long-term debt because the loans were refinanced under long-term agreements before the consolidated financial statements for the respective periods were issued.
(2) Refinanced under long-term agreements before the consolidated financial statements for the respective periods were issued. Current portions are based upon the terms of the new borrowings.
(3) Represents borrowings under a construction line of credit and related permanent financing.
(4) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

        The loans outstanding under the revolving line of credit and the secured term loans listed above are collateralized by substantially all of the assets of the Company, including accounts receivable, inventory, equipment, certain real estate, and the stock of the Company's subsidiary.

        RESTRICTIVE COVENANTS

        Certain of the Company's financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage and place certain restrictions on the Company's business and operations, including the incurrence or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends.

NOTE 5 -- PROVISION FOR INCOME TAXES

        At March 31, 1997, and December 31, 1996, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. There was no material change in the components of the deferred tax assets, deferred tax liabilities, or the valuation allowance during the first quarter of 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 -- NET INCOME OR NET LOSS PER COMMON SHARE

        The calculations for primary and fully diluted net income or net loss per common share for the first quarters of 1997 and 1996 are set forth below (in thousands, except per share amounts):


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                              ---------------------
                                                                                 1997         1996
                                                                                 ----         ----
PRIMARY NET INCOME/(LOSS) PER COMMON SHARE:

     Weighted average common shares outstanding during period                   4,263         4,228
     Common equivalent shares -- incentive stock options                         --              26
                                                                              -------       -------
         Weighted average common and common equivalent shares                   4,263         4,254
                                                                              =======       =======

     Net income/(loss)                                                        $  (250)      $   357
     Preferred stock dividends                                                     (9)          (10)
     Allocated portion of excess of redemption value over par value of
       preferred stock to be redeemed during fiscal year                          (11)          (11)
                                                                              -------       -------
           Primary net income/(loss) attributable to common stockholders      $  (270)      $   336
                                                                              =======       =======

           Primary net income/(loss) per common share                         $ (0.06)      $  0.08
                                                                              =======       =======


FULLY DILUTED NET INCOME/(LOSS) PER COMMON SHARE:

     Weighted average common shares outstanding during period                   4,263         4,228
     Pro forma conversion of 14% junior subordinated convertible notes            440           440
     Common equivalent shares-- incentive stock options                          --              26
                                                                              -------       -------
         Weighted average common and common equivalent shares                   4,703         4,694
                                                                              =======       =======

     Net income/(loss)                                                        $  (250)      $   357
     Preferred stock dividends                                                     (9)          (10)
     Allocated portion of excess of redemption value over par value of
        preferred stock to be redeemed during fiscal year                         (11)          (11)
     Pro forma elimination of interest expense on the 14% junior
        subordinated convertible notes, net of applicable income taxes             26            27
                                                                              -------       -------
           Fully diluted net income/(loss) attributable to common
             stockholders                                                     $  (244)      $   363
                                                                              =======       =======
           Fully diluted net income/(loss) per common share                   $ (0.06)(1)   $  0.08
                                                                              =======       =======

   (1) Because the fully diluted net loss per share for the first quarter of 1997 was calculated to be antidilutive, the reported fully diluted net loss per share equals the primary net loss per share.

        In February 1997, the Financial Accounting Standards Board issued "Financial Accounting Standard No. 128, Earnings per Share" ("FAS 128"), which is effective for fiscal periods ending after December 15, 1997. Earlier application is not permitted. FAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is based on the weighted-average number of common shares outstanding

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

during each period, and diluted earnings per share includes the dilutive effect of stock options, convertible securities, and other potentially dilutive securities. Upon adoption, FAS 128 requires the Company to restate all previously reported earnings per share amounts. The calculation of earnings per share data according to the provisions of FAS 128 is not expected to have any impact on earnings per share data presented herein for the quarters ended March 31, 1997, and March 31, 1996. The impact of FAS 128 on the calculation of primary and fully diluted earnings per share for all quarters in 1997 is not expected to be material.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

        The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including actions naming the Company as a potentially responsible party or a third-party defendant, along with other companies, for certain waste-disposal sites. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. The Company records provisions for such loss contingencies when it is probable that an asset has been impaired or a liability incurred and the amount of the loss can be reasonably estimated. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position of the Company.

        In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued "Statement of Position No. 96-1, Environmental Remediation Liabilities" ("SOP 96-1"), which clarifies the existing authoritative guidance on loss contingencies that apply in determining environmental liabilities. Adoption of SOP 96-1 during the first quarter of 1997 by the Company was not material to the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Various statements in this Item 2 are based upon projections and estimates, as distinct from past or historical facts and events. These forward-looking statements are subject to a number of risks, uncertainties, and contingencies that could cause actual results to be materially different. Such risks and uncertainties include increases and decreases in business awarded to the Company by its various customers, unanticipated operating results and cash flows, increases in capital expenditures, changes in future economic conditions, changes in the competitive environment, changes in the capital markets, labor interruptions at the Company or at its customers, and a number of other factors. Because the Company operates with substantial financial leverage and limited liquidity, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity. The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods.

RESULTS OF OPERATIONS -- FIRST QUARTER OF 1997 VERSUS FIRST QUARTER OF 1996

        The Company manufactures, to customer specifications, component parts through two business segments, the Rubber Group and the Metals Group.

        RUBBER GROUP

        The Rubber Group manufactures silicone and organic rubber components. The Rubber Group consists of four operating companies: Lexington Connector Seals, Lexington Insulators, Lexington Medical, and Lexington Technologies. During the first quarters of 1997 and 1996, net sales of automotive components represented 91.2% and 88.9%, respectively, of the Rubber Group's total net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and the Company.

        During the first quarter of 1997, the Company and the largest customer of Lexington Connector Seals and of the Company, Delphi Packard Electric Systems, a division of General Motors Corporation ("Delphi Packard Electric"), entered into an agreement that will govern, through 2001, the purchase of substantially all of the component parts that the Company currently sells to Delphi Packard Electric. Under the terms of the agreement, (i) the Company agreed to sell and Delphi Packard Electric agreed to purchase approximately 100% of Delphi Packard Electric's requirements for all specified component parts,
(ii) the Company agreed to warrant that the specified components will remain competitive in terms of technology, design, and quality, (iii) the Company and Delphi Packard Electric agreed to adjust selling prices of the specified components to reflect increases or decreases in material costs, and (iv) the Company agreed to reduce the selling prices of the specified components by certain specified amounts in each of the five years covered by the agreement. Although there can be no assurance given, the Company currently believes that it will be able to offset a significant portion of the price reductions granted to Delphi Packard Electric through reductions in manufacturing costs.

        The following table sets forth the operating results of the Rubber Group for the first quarters of 1997 and 1996 (dollar amounts in thousands):


                                                      THREE MONTHS ENDED MARCH 31
                                                ----------------------------------------
                                                      1997                    1996
                                                -----------------       ----------------

Net sales                                      $  19,483    100.0%     $ 18,151    100.0%
Cost of sales                                     15,401     79.0        14,272     78.6
                                               ---------     ----      --------     ----
Gross profit                                       4,082     21.0         3,879     21.4
Selling and administrative expenses                1,220      6.3         1,056      5.8
                                               ---------     ----      --------     ----

Income from operations                         $   2,862     14.7%     $  2,823     15.6%
                                               =========     ====      ========     ====

        During the first quarter of 1997, net sales of the Rubber Group totaled $19,483,000, an increase of $1,332,000, or 7.3%, compared to the first quarter of 1996. This increase was primarily due to increased unit sales of connector seals and insulators for automotive wiring systems, offset, in part, by reduced sales of tooling and medical components and price reductions granted to Delphi Packard Electric.

        During the first quarter of 1997, income from operations totaled $2,862,000, an increase of $39,000, or 1.4%, compared to the first quarter of 1996.

        Cost of sales as a percentage of net sales increased at a faster rate than net sales during the first quarter of 1997 primarily because of
(i) increased indirect labor expense resulting primarily from (a) the hiring of technical and supervisory personnel as Lexington Connector Seals prepared for production of a new style of seal and (b) start-up expenses incurred at Lexington Technologies, (ii) increased employee fringe benefit costs, and
(iii) increased depreciation and amortization, which totaled $1,396,000 during the first quarter of 1997, compared to $1,131,000 during the first quarter of 1996. These increases were offset, in part, by reduced material costs expressed as a percentage of net sales resulting primarily from reduced sales of tooling. Selling and administrative expenses as a percentage of net sales increased during the first quarter of 1997 compared to the first quarter of 1996 primarily because of the addition of personnel and increases in compensation rates.

        METALS GROUP

        The Metals Group manufactures aluminum, magnesium, and zinc die castings and machines aluminum, brass, and steel components. The Metals Group consists of three operating companies: Lexington Die Casting, Lexington Machining, and Lexington Safety Components. During the first quarters of 1997 and 1996, net sales of automotive components represented 39.9% and 31.3%, respectively, of the Metals Group's total net sales.

        The following table sets forth the operating results of the Metals Group for the first quarters of 1997 and 1996 (dollar amounts in thousands):


                                                       THREE MONTHS ENDED MARCH 31
                                                -----------------------------------------
                                                       1997                   1996
                                                ------------------      -----------------

Net sales                                      $   9,109     100.0%    $   9,747    100.0%
Cost of sales                                      8,414      92.4         8,470     86.9
                                                --------     -----      --------    -----
Gross profit                                         695       7.6         1,277     13.1
Selling and administrative expenses                1,100      12.1           991     10.2
                                                --------     -----      --------    -----

Income/(loss) from operations                  $    (405)    (4.5)%    $     286      2.9%
                                                ========     =====      ========    =====

        During the first quarter of 1997, net sales of the Metals Group totaled $9,109,000, a decrease of $638,000, or 6.5%, compared to the first quarter of 1996. This reduction resulted primarily from lower net sales of components for computers and business machines at Lexington Die Casting and lower net sales of a variety of components at Lexington Machining, offset, in part, by an increase in net sales of airbag components at Lexington Safety Components.

        During the first quarter of 1997, the Metals Group incurred a loss from operations of $405,000, compared to income from operations of $286,000 during the first quarter of 1996.

        While material and direct labor costs as a percentage of net sales decreased during the first quarter of 1997, manufacturing overhead as a percentage of net sales increased primarily because of (i) reduced sales and an underabsorption of fixed overhead at Lexington Die Casting and Lexington Machining, (ii) start-up expenses related to the production of new airbag components and the installation of new metal machining equipment at Lexington Safety Components, (iii) increased depreciation, which totaled $708,000 during the first quarter of 1997, compared to $580,000 during the first quarter of 1996, and (iv) increased indirect labor costs resulting, in part, from the hiring of additional technical and professional staff. Increased selling and administrative expenses resulted primarily from the addition of personnel.

        The Company commenced, during 1996, a program to try to increase net sales, profitability, and operating cash flow of the Metals Group. Actions taken included (i) hiring of new technical and professional staff with the goal of improving the Metals Group's manufacturing processes, quality systems, and administrative capabilities, (ii) formation of Lexington Safety Components as a separate business unit with its own management team, (iii) elimination of sales representatives and hiring of in-house sales engineers, (iv) addition of equipment and construction of 44,000 square feet of manufacturing and office space at Lexington Safety Components, (v) reduction of low-volume, unprofitable production, (vi) focus on higher-volume business in target markets, and
(vii) enhancement of quality systems with the objective of obtaining QS 9000 registration status in 1997. The management of the Company believes that certain of these actions may adversely affect the short-term profitability of the Company.

        CORPORATE OFFICE

        Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $557,000 and $617,000 during the first quarters of 1997 and 1996, respectively. During the first quarter of 1997, corporate office expenses decreased primarily because of reduced accruals for incentive compensation.

        INTEREST EXPENSE

        During the first quarters of 1997 and 1996, interest expense totaled $2,150,000 and $1,954,000, respectively. The increase during the first quarter of 1997 was caused primarily by an increase in average borrowings outstanding.

        PROVISION FOR INCOME TAXES

        At March 31, 1997, and December 31, 1996, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. There was no material change in the components of the deferred tax assets, deferred tax liabilities, or the valuation allowance during the first quarter of 1997.

        The income tax provision recorded during the first quarter of 1996 was primarily attributable to state income taxes and alternative minimum taxes and was calculated using the then-projected effective tax rate for the year ending December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES

        During the first quarter of 1997, the operating activities of the Company used $1,458,000 of cash.

        During the first quarter of 1997, accounts payable and accrued expenses were reduced by $3,566,000 and $2,246,000, respectively. At March 31, 1997, the Company's accounts payable included approximately $3,268,000 relating to the purchase of new property, equipment, and customer-owned tooling, compared to $4,305,000 relating to such activities at December 31, 1996. After excluding accounts payable balances related to the purchase of new property, equipment, and customer-owned tooling, accounts payable decreased by $2,529,000. Accrued expenses were reduced primarily by payment of accrued incentive bonus awards earned during 1996, payment of an accrued profit sharing contribution to the Company's retirement and savings plan for the 1996 plan year, and payment of accrued interest on the Company's 12.75% senior subordinated notes. At March 31, 1997, accounts payable were at a level that the Company believes is customary in the industries in which it operates.

        During the first quarter of 1997, accounts receivable declined by $2,345,000 primarily because in January the Company received a payment of $1,612,000 that was due in December 1996 from its largest customer.

        INVESTING ACTIVITIES

        During the first quarter of 1997, the investing activities of the Company used $4,670,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $1,573,000 and $3,225,000, respectively. The Company presently expects that capital expenditures will total approximately $14,500,000 during 1997, including $12,500,000 for equipment and $2,000,000 for buildings. At March 31, 1997, the Company had commitments outstanding for capital expenditures totaling approximately $2,500,000.

        FINANCING ACTIVITIES

        During the first quarter of 1997, the financing activities of the Company provided $6,027,000 of cash.

        During the first quarter of 1997, the Company obtained new term loans in the aggregate amount of $31,369,000. Proceeds from the new term loans refinanced $21,350,000 of existing term loans, $9,397,000 of loans outstanding under the revolving line of credit, and $622,000 of capital expenditures. Certain information concerning the new term loans is set forth below.

        - In January 1997, the Company borrowed $1,600,000 collateralized by a mortgage on the Company's facility in LaGrange, Georgia, and by other assets of the Company. Proceeds from the new term loan refinanced an existing term loan in the amount of $1,071,000 and $529,000 of loans outstanding under the Company's revolving line of credit. The new term loan bears interest at the fixed rate of 9.37% and is repayable in 59 equal monthly principal installments of $9,000 with a final payment of $1,076,000 due in 2002.

        - In the first quarter of 1997, the Company borrowed $1,862,000 under a $3,000,000 construction line of credit for an addition to its Casa Grande, Arizona, facility. Proceeds from the construction loans refinanced an existing term loan in the amount of $322,000, $918,000 of loans outstanding under the Company's revolving line of credit, and $622,000 of capital expenditures. At the completion of construction, the borrowings under the construction line of credit will convert to a term loan payable in 59 equal monthly principal installments of $17,000 with a final payment of $2,017,000 due in 2002. The loans currently bear interest at prime rate plus 0.75%.

        - In March 1997, the Company amended certain of its financing agreements to, among other things, extend the expiration date of the Company's revolving line of credit from January 2, 1998, to April 1, 2000, and obtain term loans in the aggregate amount of $27,907,000 to refinance $19,957,000 of existing term loans and $7,950,000 of loans outstanding under the revolving line of credit. The new term loans bear interest at prime rate plus 0.25% or LIBOR plus 2.75%. New term loans in the amount of $25,289,000 are payable in 84 monthly principal installments of $301,000, and new term loans in the amount of $2,618,000 are payable in 60 monthly principal installments of $44,000. The Company obtained two equipment lines of credit in the aggregate amount of $6,882,000, which will be used to fund new equipment purchases.

        During the first quarter of 1997, borrowings under the revolving line of credit decreased by $2,295,000.

        In April 1997, the Company borrowed $1,900,000 secured by certain equipment and other assets of the Company. Proceeds from the new term loan refinanced an existing term loan in the amount of $1,440,000 and loans outstanding under the Company's revolving line of credit in the amount of $460,000. The new term loan bears interest at prime rate plus 0.25% or LIBOR plus 2.75% and is payable in 84 monthly principal installments of $23,000.

        LIQUIDITY

        The Company finances its operations with cash from operating activities and a variety of financing arrangements, including loans under a revolving line of credit and term loans. The ability of the Company to borrow under its revolving line of credit is subject to certain availability formulas based on the levels of accounts receivable and inventories of the Company and covenant compliance.

        The Company operates with high financial leverage and limited liquidity. As a result of increased borrowings during the first quarter of 1997, aggregate indebtedness of the Company, excluding accounts payable, increased by $6,293,000 to $83,992,000. During 1997, cash interest and principal payments are projected to total approximately $8,600,000 and $5,200,000, respectively.

        At May 9, 1997, availability under the Company's revolving line of credit totaled $2,129,000 before deducting outstanding checks of approximately $1,608,000.

        The Company had a net working capital deficit of $5,292,000 at March 31, 1997. Except for certain loans that were refinanced under long-term agreements before the consolidated financial statements for the quarter ended March 31, 1997, were issued, loans outstanding under the revolving line of credit classified as short-term debt at March 31, 1997, totaled $11,427,000. The working capital deficit resulted, in part, from the classification of loans outstanding under the Company's revolving line of credit as current liabilities. These loans are classified as current liabilities because the Company's cash receipts are automatically used to reduce the loans outstanding under the revolving line of credit on a daily basis, by means of a lock-box sweep agreement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company. The expiration date of the revolving line of credit is April 1, 2000.

        Based on the Company's current business plan, the Company anticipates that, in addition to its projected cash flows from operations, new borrowings in the amount of approximately $4,200,000 will be required to meet the Company's working capital, capital expenditure, and debt service requirements during the remainder of 1997. Peak borrowings of approximately $87,500,000 are projected to occur during July 1997. Although no assurance can be given, the Company believes that, based on its current business plan, cash flow from operations and borrowings available to the Company under its various financing agreements will enable the Company to meet presently anticipated working capital, capital expenditure, and debt service requirements during the remainder of 1997 and for the first quarter of 1998. If actual operating profits are materially less than those currently projected, or if working capital requirements are materially higher than those currently projected, the Company may be forced to delay certain planned capital expenditures, to take further actions to reduce operating expenses, and to extend payments to its trade creditors beyond terms that the Company believes are customary in the industries in which it operates.

        Certain of the Company's financing arrangements, which are secured by substantially all of the Company's assets and the stock of its subsidiary, contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage and place certain restrictions on the Company's business and operations, including the incurrence or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends.

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

ENVIRONMENTAL MATTERS

        The Company has been named from time to time as one of numerous potentially responsible parties under applicable environmental laws for restoration costs at waste-disposal sites, as a third-party defendant in cost-recovery actions pursuant to applicable environmental laws, and as a defendant or potential defendant in various other environmental law matters. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion; although there can be no assurance as to the outcome of existing or potential environmental litigation, in the event such litigation were commenced, based upon the information currently available to the Company, the Company believes that the outcome of such actions will not have a material adverse effect upon its financial position.

        In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued "Statement of Position No. 96-1, Environmental Remediation Liabilities" ("SOP 96-1"), which clarifies the existing authoritative guidance on loss contingencies that apply in determining environmental liabilities. Adoption of SOP 96-1 during the first quarter of 1997 by the Company was not material to the Company's results of operations.

FINANCIAL ACCOUNTING STANDARD NO. 128, EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued "Financial Accounting Standard No. 128, Earnings per Share" ("FAS 128"), which is effective for fiscal periods ending after December 15, 1997. Earlier application is not permitted. FAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is based on the weighted-average number of common shares outstanding during each period, and diluted earnings per share includes the dilutive effect of stock options, convertible securities, and other potentially dilutive securities. Upon adoption, FAS 128 requires the Company to restate all previously reported earnings per share amounts. The calculation of earnings per share data according to the provisions of FAS 128 is not expected to have any impact on earnings per share data presented herein for the quarters ended March 31, 1997, and March 31, 1996. The impact of FAS 128 on the calculation of primary and fully diluted earnings per share for all quarters in 1997 is not expected to be material.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              The following exhibits are filed herewith:

              10-1 Amendment to Financing Agreements and Consent dated April
                   17, 1997, between Lexington Precision Corporation and Congress Financial Corporation

              10-2 Amendment to Financing Agreements and Consent dated April
                   17, 1997, between Lexington Components, Inc. and Congress Financial Corporation

              10-3 First Amendment Agreement dated April 17, 1997, between and among Lexington Precision Corporation, Lexington Components, Inc., and Bank One, Akron, NA

              10-4 Amended and Restated Promissory Note dated April 17, 1997, of Lexington Precision Corporation and Lexington Components, Inc. to Bank One, Akron, NA

              27-1 Financial Data Schedule

       (b)    REPORTS OF FORM 8-K

              On March 12, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission stating that, on March 11, 1997, the Company had amended its credit facility with Congress Financial Corporation to, among other things, increase the aggregate facility from $40,000,000 to $50,000,000, reduce the rate of interest payable under the facility from prime rate plus 1% or LIBOR plus 3.25% to prime rate plus 0.25% or LIBOR plus 2.75%, and extend the maturity date of the Company's revolving line of credit from January 2, 1998, to April 1, 2000.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEXINGTON PRECISION CORPORATION
                                               (Registrant)

May 12, 1997                           By:  /s/  Michael A. Lubin
------------                             --------------------------
      Date                                  Michael A. Lubin
                                            Chairman of the Board

May 12, 1997                           By:  /s/  Warren Delano
------------                                -----------------------
      Date                                  Warren Delano
                                            President

May 12, 1997                            By:  /s/  Dennis J. Welhouse
------------                               -------------------------
      Date                                 Dennis J. Welhouse
                                           Senior Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
Number                           Exhibit                                             Location
-------                          -------                                             --------

  10-1            Amendment to Financing Agreements and                   Filed with this Form 10-Q
                  Consent dated April 17, 1997, between Lexington
                  Precision Corporation and Congress
                  Financial Corporation

  10-2            Amendment to Financing Agreements and                   Filed with this Form 10-Q
                  Consent dated April 17, 1997, between Lexington
                  Components, Inc. and Congress Financial
                  Corporation

  10-3            First Amendment Agreement dated April 17,               Filed with this Form 10-Q
                  1997, between and among Lexington Precision
                  Corporation and Lexington Components, Inc.
                  and Bank One, Akron, NA

  10-4            Amended and Restated Promissory Note                    Filed with this Form 10-Q
                  dated April 17, 1997, of Lexington
                  Precision Corporation and Lexington
                  Components, Inc. to Bank One, Akron, NA

  27-1            Financial Data Schedule                                 Filed with this Form 10-Q
