Form 10-Q
period 1997-06-30
LEXINGTON PRECISION CORP
filed 1997-08-14
CIK 12570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1997

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

      COMMON STOCK, $0.25 PAR VALUE, 4,263,036 SHARES AS OF AUGUST 8, 1997 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS





                                                                                                            PAGE
                                                                                                            ----
PART I.   Financial Information

       Item 1.   Financial Statements........................................................................2

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................................................11

PART II.   Other Information

       Item 4.   Submission of Matters to a Vote of Security Holders........................................19

       Item 6.   Exhibits and Reports on Form 8-K...........................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                  JUNE 30,        DECEMBER 31,
                                                                    1997             1996
                                                                  --------        ------------
ASSETS:

     Current assets:
          Cash                                                    $     60         $    187
          Trade receivables                                         15,847           16,820
          Inventories                                                9,302            8,899
          Prepaid expenses and other assets                          3,457            3,211
          Deferred income taxes                                      1,728            1,728
                                                                  --------         --------
              Total current assets                                  30,394           30,845
                                                                  --------         --------

     Property, plant, and equipment:
          Land                                                       1,533            1,533
          Buildings                                                 22,445           19,915
          Equipment                                                 73,294           68,232
                                                                  --------         --------
                                                                    97,272           89,680
          Less accumulated depreciation                             40,078           36,380
                                                                  --------         --------
              Property, plant, and equipment, net                   57,194           53,300
                                                                  --------         --------

     Excess of cost over net assets of businesses acquired, net      9,252            9,410
                                                                  --------         --------

     Other assets, net                                               3,499            3,475
                                                                  --------         --------

                                                                  $100,339         $ 97,030
                                                                  ========         ========









See notes to consolidated financial statements.        (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                              JUNE 30,         DECEMBER 31,
                                                                1997              1996
                                                              --------         ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT:

     Current liabilities:
          Trade accounts payable                             $  10,984          $  14,334
          Accrued expenses                                       8,792              8,282
          Short-term debt                                       12,049              7,326
          Current portion of long-term debt                      5,646              5,225
                                                             ---------          ---------
               Total current liabilities                        37,471             35,167
                                                             ---------          ---------

     Long-term debt, excluding current portion                  66,353             65,148
                                                             ---------          ---------

     Deferred income taxes and other long-term liabilities       1,326              1,307
                                                             ---------          ---------

     Redeemable preferred stock, $100 par value,
       at redemption value                                         930                930
     Less excess of redemption value over par value                465                465
                                                             ---------          ---------
         Redeemable preferred stock at par value                   465                465
                                                             ---------          ---------

     Stockholders' deficit:
         Common stock, $0.25 par value, 10,000,000
           shares authorized, 4,348,951 shares issued            1,087              1,087
         Additional paid-in-capital                             12,376             12,395
         Accumulated deficit                                   (18,522)           (18,322)
         Cost of common stock in treasury, 85,915 shares          (217)              (217)
                                                             ---------          ---------
              Total stockholders' deficit                       (5,276)            (5,057)
                                                             ---------          ---------

                                                             $ 100,339          $  97,030
                                                             =========          =========










See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30                  JUNE 30
                                                            --------------------     ---------------------
                                                              1997        1996         1997         1996
                                                              ----        ----         ----         ----
Net sales                                                   $ 30,413    $ 28,081     $ 59,005     $ 55,979

Cost of sales                                                 24,973      23,169       48,788       45,911
                                                            --------    --------     --------     --------

          Gross profit                                         5,440       4,912       10,217       10,068

Selling and administrative expenses                            2,968       2,779        5,845        5,443
                                                            --------    --------     --------     --------

          Income from operations                               2,472       2,133        4,372        4,625

Interest expense                                               2,279       2,109        4,429        4,063
                                                            --------    --------     --------     --------

          Income/(loss) before income taxes                      193          24          (57)         562

Provision for income taxes                                       143          79          143          260
                                                            --------    --------     --------     --------

          Net income/(loss)                                       50         (55)        (200)         302

Preferred stock dividends                                          9          10           19           20

Allocated portion of excess of redemption value over par
   value of preferred stock to be redeemed during year            11          11           22           22
                                                            --------    --------     --------     --------

          Net income/(loss) attributable to common
             stockholders                                   $     30    $    (76)    $   (241)    $    260
                                                            ========    ========     ========     ========



Net income/(loss) per common share:

          Primary                                           $   0.01    $  (0.02)    $  (0.06)    $   0.06
                                                            ========    ========     ========     ========

          Fully diluted                                     $   0.01    $  (0.02)    $  (0.06)    $   0.06
                                                            ========    ========     ========     ========




See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                SIX MONTHS ENDED JUNE 30
                                                                ------------------------
                                                                   1997           1996
                                                                   ----           ----
OPERATING ACTIVITIES:

     Net income/(loss)                                          $   (200)      $    302
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                             3,912          3,280
          Amortization -- operating expense                          646            553
          Amortization -- interest expense                            75            146
          Deferred income taxes                                       --            110
          Changes in operating assets and liabilities that
            provided/(used) cash:
               Trade receivables                                     973         (1,619)
               Inventories                                          (403)          (623)
               Prepaid expenses and other assets                    (246)        (1,447)
               Trade accounts payable                             (3,350)         2,042
               Accrued expenses                                      510            414
          Other                                                      100             64
                                                                --------       --------
               Net cash provided by operating activities           2,017          3,222
                                                                --------       --------

INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                  (7,861)        (9,559)
     Decrease in equipment deposits                                  148            170
     Proceeds from sales of equipment                                 21             57
     Expenditures for tooling owned by customers                    (476)          (260)
                                                                --------       --------
               Net cash used by investing activities              (8,168)        (9,592)
                                                                --------       --------



FINANCING ACTIVITIES:

     Net increase in short-term debt                               4,723          3,803
     Proceeds from issuance of long-term debt                     33,950          9,725
     Repayment of long-term debt                                 (32,327)        (6,603)
     Other                                                          (322)          (186)
                                                                --------       --------
               Net cash provided by financing activities           6,024          6,739
                                                                --------       --------

Net increase/(decrease) in cash                                     (127)           369
Cash at beginning of period                                          187            118
                                                                --------       --------

Cash at end of period                                           $     60       $    487
                                                                ========       ========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

        The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiary (collectively, the "Company"). The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and footnotes normally included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company are set forth, except as described below, in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission.

        In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1997, and the Company's results of operations and cash flows for the three-month and six-month periods ended
June 30, 1997 and 1996. All such adjustments were of a normal recurring nature.

        The results of operations for the second quarter of 1997 are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

NOTE 2 -- INVENTORIES

        Inventories at June 30, 1997, and December 31, 1996, are set forth below (dollar amounts in thousands):


                                                          JUNE 30,       DECEMBER 31,
                                                            1997             1996
                                                         -----------    ---------------
              Finished goods                              $ 3,519          $ 3,615
              Work in process                               2,543            2,360
              Raw materials and purchased parts             3,240            2,924
                                                           ------           ------

                                                          $ 9,302          $ 8,899
                                                           ======           ======

NOTE 3 -- ACCRUED EXPENSES

       At June 30, 1997, and December 31, 1996, accrued expenses included accrued interest expense of $1,803,000 and $1,754,000, respectively.

NOTE 4 -- DEBT

       At June 30, 1997, and December 31, 1996, short-term debt consisted of loans outstanding under the Company's revolving line of credit. At December 31, 1996, $6,856,000, of loans outstanding under the revolving line of credit were classified as long-term debt because they were refinanced under long-term agreements before the consolidated financial statements for the period were issued.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       Long-term debt at June 30, 1997, and December 31, 1996, is set forth below (in thousands of dollars):


                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1997             1996
                                                                                 -------------   --------------
Long-term secured debt:
    Revolving line of credit, prime rate plus 1% and LIBOR plus 3.25%             $      -         $   6,856(1)
    Term loans payable in equal monthly principal installments, final
      maturities in 2000, 75% of prime rate                                              -             4,767(2)
    Term loan payable in increasing monthly principal installments,
      final maturity in 2000, 12%                                                    1,863             2,136
    Term loans payable in equal monthly principal installments based on
      a 180-month amortization schedule, final maturities in 2001, 8.37%             3,272             3,389
    Term loan payable in equal monthly principal installments, final maturity in 2001, prime rate plus 0.25% and LIBOR plus 2.75% at June 30,
      1997, prime rate plus 0.75% and LIBOR plus 3.00% at
      December 31, 1996                                                              1,877             1,560
    Term loan payable in equal monthly principal installments, final
      maturity in 2002, LIBOR plus 2.75%                                             2,531                 -
    Term loan payable in equal monthly principal installments based on
      a 180-month amortization schedule, final maturity 2002, 9.37%                  1,564                 -
    Term loan payable in equal monthly principal installments based on a
      180-month amortization schedule commencing September 1, 1997,
      final maturity in 2002, prime rate plus 0.75%                                  2,543(3)              -
    Term loans payable in equal monthly principal installments, final maturities in 2002 and 2003, prime rate plus 1% and LIBOR plus
      3.25%                                                                              -            17,626(2)
    Term loans payable in equal monthly principal installments, final maturity in 2003, prime rate plus 0.25% and LIBOR plus 2.75% at June 30,
      1997, prime rate plus 1% and LIBOR plus 3.25% at December 31, 1996               673(4)            734(4)
    Term loans payable in equal monthly principal installments, final
      maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                  24,386(4)              -
                                                                                   -------          --------
         Total long-term secured debt                                               38,709            37,068
                                                                                   -------          --------


                                                        (continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1997             1996
                                                                                 -------------   --------------
Long-term unsecured debt:
    12.75% Senior subordinated notes, due 2000                                    $ 31,720         $  31,717
    14% Junior subordinated convertible notes, due 2000, convertible
      into 440,000 shares of common stock                                            1,000             1,000
    14% Junior subordinated nonconvertible notes, due 2000                             347               347
    Other unsecured obligations                                                        223               241
                                                                                   -------          --------
         Total long-term unsecured debt                                             33,290            33,305
                                                                                   -------          --------

         Total long-term debt                                                       71,999            70,373

         Less current portion                                                        5,646             5,225
                                                                                   -------          --------

              Total long-term debt, excluding current portion                     $ 66,353         $  65,148
                                                                                   =======          ========

              (1)  Classified as long-term debt because the loans were refinanced under long-term agreements before the consolidated financial statements for the period were issued.
              (2)  Refinanced under long-term agreements before the consolidated financial statements for the respective periods were issued. Current portions are based upon the terms of the new borrowings.
              (3)  Represents borrowings under a construction line of credit and related permanent financing. Interest rate converted to a fixed rate of 9% per annum, effective August 1, 1997.
              (4)  Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

        The loans outstanding under the Company's revolving line of credit and the secured term loans listed above are collateralized by substantially all of the assets of the Company, including trade receivables, inventories, equipment, certain real estate, and the stock of the Company's subsidiary.

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

NOTE 5 -- PROVISION FOR INCOME TAXES

        At June 30, 1997, and December 31, 1996, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. There was no material change in net deferred taxes or the valuation allowance during the first six months of 1997.

        The income tax provisions recorded during the three-month and six-month periods ended June 30, 1997 and 1996, were primarily attributable to state income taxes and alternative minimum taxes and were calculated using the then-projected effective tax rates for the years ending December 31, 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 -- NET INCOME OR NET LOSS PER COMMON SHARE

        The calculations of primary and fully diluted net income or net loss per common share for the three months ended June 30, 1997 and 1996, and the six months ended June 30, 1997 and 1996, are set forth below (in thousands, except per share amounts). Because the pro forma conversion of the Company's 14% junior subordinated convertible notes was calculated to be antidilutive for each of the periods shown, the reported fully diluted net income or net loss per common share for all periods equals the primary net income or net loss per common share.


                                                                             THREE MONTHS          SIX MONTHS
                                                                                ENDED                ENDED
                                                                               JUNE 30              JUNE 30
                                                                           ----------------     ----------------
                                                                            1997      1996       1997      1996
                                                                            ----      ----       ----      ----
PRIMARY NET INCOME/(LOSS) PER COMMON SHARE:

     Weighted average common shares outstanding during period               4,263     4,244      4,263     4,236
     Common equivalent shares -- incentive stock options                        -         -          -         -
                                                                           ------    ------     ------    ------
         Weighted average common and common equivalent shares               4,263     4,244      4,263     4,236
                                                                           ======    ======     ======    ======

     Net income/(loss)                                                    $    50   $   (55)   $  (200)  $   302
     Preferred stock dividends                                                 (9)      (10)       (19)      (20)
     Allocated portion of excess of redemption value over par
       value of preferred stock to be redeemed during year                    (11)      (11)       (22)      (22)
                                                                           ------    ------     ------    ------
           Primary net income/(loss) attributable to common
             stockholders                                                 $    30   $   (76)   $  (241)  $   260
                                                                           ======    ======     ======    ======

           Primary net income/(loss) per common share                     $  0.01   $ (0.02)   $ (0.06)  $  0.06
                                                                           ======    ======     ======    ======


FULLY DILUTED NET INCOME/(LOSS) PER COMMON SHARE:

     Weighted average common shares outstanding during period               4,263     4,263      4,263     4,263
     Pro forma conversion of 14% junior subordinated convertible
       notes                                                                  440       440        440       440
     Common equivalent shares-- incentive stock options                         -         -          -         -
                                                                           ------    ------     ------    ------
         Weighted average common and common equivalent shares               4,703     4,703      4,703     4,703
                                                                           ======    ======     ======    ======

     Net income/(loss)                                                    $    50   $   (55)   $  (200)  $   302
     Preferred stock dividends                                                 (9)      (10)       (19)      (20)
     Allocated portion of excess of redemption value over par
        value of preferred stock to be redeemed during year                   (11)      (11)       (22)      (22)
     Pro forma elimination of interest expense on the 14% junior subordinated convertible notes, net of applicable income
        taxes                                                                  26        27         52        54
                                                                           ------    ------     ------    ------
           Fully diluted net income/(loss) attributable to common
             stockholders                                                 $    56   $   (49)   $  (189)  $   314
                                                                           ======    ======     ======    ======

           Fully diluted net income/(loss) per common share               $  0.01   $ (0.02)   $ (0.06)  $  0.06
                                                                           ======    ======     ======    ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        In February 1997, the Financial Accounting Standards Board issued "Financial Accounting Standard No. 128, Earnings per Share" ("FAS 128"), which is effective for fiscal periods ending after December 15, 1997. Earlier application is not permitted. FAS 128 will require the presentation of basic and diluted earnings per share. Basic earnings per share is based on the weighted-average number of common shares outstanding during each period, and diluted earnings per share includes the dilutive effect of stock options, convertible securities, and other potentially dilutive securities. FAS 128 will require companies to report all earnings per share amounts using the revised method of calculation. The Company believes that the adoption of FAS 128 will not affect the earnings per share data reported by the Company during 1996 and 1997.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

        The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including actions naming the Company as one of numerous potentially responsible parties under applicable environmental laws for restoration costs at waste-disposal sites, as a third-party defendant in cost-recovery actions pursuant to applicable environmental laws, and as a defendant or potential defendant in various other matters. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion; although there can be no assurance as to the outcome of existing or potential litigation, in the event such litigation were commenced, based upon the information currently available to the Company, the Company currently believes that the outcome of such actions would not have a material adverse effect upon its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Various statements in this Item 2 are based upon projections and estimates, as distinct from past or historical facts and events. These forward-looking statements are subject to a number of risks, uncertainties, and contingencies that could cause actual results to be materially different. Such risks and uncertainties include increases and decreases in business awarded to the Company by its various customers, unanticipated operating results and cash flows, increases or decreases in capital expenditures, changes in economic conditions, changes in the competitive environment, changes in the capital markets, labor interruptions at the Company or at its customers, and a number of other factors. Because the Company operates with substantial financial leverage and limited liquidity, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity. The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods.

RESULTS OF OPERATIONS -- SECOND QUARTER OF 1997 VERSUS SECOND QUARTER OF 1996

        The Company manufactures, to customer specifications, component parts through two business segments, the Rubber Group and the Metals Group.

        RUBBER GROUP

        The Rubber Group manufactures silicone and organic rubber components. The Rubber Group consists of four operating companies: Lexington Connector Seals, Lexington Insulators, Lexington Medical, and Lexington Technologies. During the second quarters of 1997 and 1996, net sales of automotive components represented 90.1% and 88.5%, respectively, of the Rubber Group's total net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and the Company.

        The following table sets forth the operating results of the Rubber Group for the second quarters of 1997 and 1996 (dollar amounts in thousands):


                                                       THREE MONTHS ENDED JUNE 30
                                                ----------------------------------------
                                                      1997                    1996
                                                -----------------       ----------------
Net sales                                      $  21,306    100.0%     $ 18,775    100.0%
Cost of sales                                     16,533     77.6        14,787     78.8
                                                --------   ------       -------   ------
Gross profit                                       4,773     22.4         3,988     21.2
Selling and administrative expenses                1,224      5.7         1,250      6.7
                                                --------   ------       -------   ------

    Income from operations                     $   3,549     16.7%     $  2,738     14.5%
                                                ========   ======       =======   ======

        During the second quarter of 1997, net sales of the Rubber Group increased by $2,531,000, or 13.5%, compared to the second quarter of 1996. This increase was primarily due to increased unit sales of connector seals and insulators for automotive wiring systems and increased sales of tooling, offset, in part, by reduced sales of medical components and price reductions on certain automotive components.

        During the second quarter of 1997, income from operations increased by $811,000, or 29.6%, compared to the second quarter of 1996. Cost of sales increased at a slower rate than net sales during the second quarter of 1997. The resulting reduction in cost of sales as a percentage of net sales was limited, in part, by (i) increased sales of tooling which generally have lower margins than sales of components, (ii) increased indirect labor expense resulting primarily from (a) the hiring of technical and supervisory personnel in conjunction with the start-up of production of a new style of connector seal and
(b) continuing start-up expenses incurred at Lexington Technologies, and
(iii) increased depreciation and amortization, which totaled $1,694,000 during the second quarter of 1997, compared to $1,423,000 during the second quarter of 1996. Selling and administrative expenses as a percentage of net sales decreased during the second quarter of 1997 compared to the second quarter of 1996 primarily because most selling and administrative expenses grew at a slower rate than net sales.

        METALS GROUP

        The Metals Group manufactures aluminum, magnesium, and zinc die castings and machines aluminum, brass, and steel components. The Metals Group consists of three operating companies: Lexington Die Casting, Lexington Machining, and Lexington Safety Components. During the second quarters of 1997 and 1996, net sales of automotive components represented 39.6% and 28.5%, respectively, of the Metals Group's total net sales.

        The following table sets forth the operating results of the Metals Group for the second quarters of 1997 and 1996 (dollar amounts in thousands):


                                                       THREE MONTHS ENDED JUNE 30
                                                ----------------------------------------
                                                      1997                    1996
                                                -----------------       ----------------
Net sales                                      $   9,107    100.0%     $  9,306    100.0%
Cost of sales                                      8,440     92.7         8,382     90.1
                                                --------   ------       -------   ------
Gross profit                                         667      7.3           924      9.9
Selling and administrative expenses                1,210     13.3         1,007     10.8
                                                --------   ------       -------   ------

    Loss from operations                       $    (543)    (6.0)%    $    (83)    (0.9)%
                                                ========   ======       =======   ======

        During the second quarter of 1997, net sales of the Metals Group decreased by $199,000, or 2.1%, compared to the second quarter of 1996. This reduction resulted primarily from lower net sales of a variety of components at Lexington Machining, offset, in part, by an increase of $1,156,000 in net sales of airbag components at Lexington Safety Components.

        During the second quarter of 1997, the Metals Group incurred a loss from operations of $543,000, compared to a loss of $83,000 during the second quarter of 1996. While material and direct labor costs as a percentage of net sales decreased during the second quarter of 1997, manufacturing overhead as a percentage of net sales increased primarily because of (i) underabsorption of fixed overhead caused by reduced sales at Lexington Machining, (ii) start-up expenses related to the production of new airbag components and the installation of new metal machining equipment at Lexington Safety Components, (iii) increased depreciation, which totaled $720,000 during the second quarter of 1997, compared to $607,000 during the second quarter of 1996, and (iv) increased indirect labor costs resulting, in part, from the hiring of additional technical and professional staff. Increased selling and administrative expenses resulted primarily from the hiring of additional technical and professional staff, increased legal fees, and the accrual of certain litigation expenses.

        During 1996, the Company commenced a program to try to increase net sales, profitability, and operating cash flow of the Metals Group. Actions taken included (i) hiring of new technical and professional staff with the goal of improving the Metals Group's manufacturing processes, quality systems, and administrative capabilities, (ii) formation of Lexington Safety Components as a separate business unit with its own management team, (iii) elimination of sales representatives and hiring of additional in-house sales personnel,
(iv) purchases of additional equipment and construction of an additional 44,000 square feet of manufacturing and office space at Lexington Safety Components,
(v) reduction of low-volume, unprofitable production, (vi) focus on higher-volume business in target markets, and (vii) enhancement of quality systems at a number of facilities with the objective of obtaining QS 9000 certification in 1997. The management of the Company believes that certain of these actions have had, and may continue to have, an adverse affect on the profitability of the Company in the short term.

        CORPORATE OFFICE

        Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $534,000 and $522,000 during the second quarters of 1997 and 1996, respectively.

        INTEREST EXPENSE

        During the second quarters of 1997 and 1996, interest expense totaled $2,279,000 and $2,109,000, respectively. The increase during the second quarter of 1997 was caused primarily by an increase in average borrowings outstanding.

        PROVISION FOR INCOME TAXES

        At June 30, 1997, and December 31, 1996, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. There was no material change in net deferred taxes or the valuation allowance during the second quarter of 1997.

        The income tax provisions recorded during the second quarters of 1997 and 1996 were primarily attributable to state income taxes and alternative minimum taxes and were calculated using the then-projected effective tax rates for the years ending December 31, 1997 and 1996, respectively.

RESULTS OF OPERATIONS -- FIRST SIX MONTHS OF 1997 VERSUS FIRST SIX MONTHS OF
1996

        RUBBER GROUP

        The following table sets forth the operating results of the Rubber Group for the first six months of 1997 and 1996 (dollar amounts in thousands):


                                                        SIX MONTHS ENDED JUNE 30
                                                ----------------------------------------
                                                      1997                    1996
                                                -----------------       ----------------
Net sales                                      $  40,789    100.0%     $ 36,926    100.0%
Cost of sales                                     31,934     78.3        29,059     78.7
                                                --------   ------       -------   ------
Gross profit                                       8,855     21.7         7,867     21.3
Selling and administrative expenses                2,444      6.0         2,306      6.2
                                                --------   ------       -------   ------

    Income from operations                     $   6,411     15.7%     $  5,561     15.1%
                                                ========   ======       =======   ======

        During the first six months of 1997, net sales of the Rubber Group increased by $3,863,000, or 10.5%, compared to the first six months of 1996. This increase was primarily due to increased unit sales of connector seals and insulators for automotive wiring systems, offset, in part, by reduced sales of medical components and price reductions on certain automotive components. During the first six months of 1997 and 1996, net sales of automotive components represented 90.6% and 88.7%, respectively, of the Rubber Group's total net sales.

        During the first six months of 1997, income from operations totaled $6,411,000, an increase of $850,000, or 15.3%, compared to the first six months of 1996. Cost of sales as a percentage of net sales increased at a slower rate than net sales during the second quarter of 1997. The improvement in cost of sales as a percentage of net sales, was limited, in part, by (i) increased indirect labor expense resulting primarily from (a) the hiring of technical and supervisory personnel in conjunction with the start-up of production of a new style of connector seal and (b) continuing start-up expenses incurred at Lexington Technologies, and (ii) increased depreciation and amortization, which totaled $3,332,000 during the first six months of 1997, compared to $2,754,000 during the first six months of 1996. Selling and administrative expenses as a percentage of net sales decreased during the first six months of 1997 compared to the first six months of 1996 primarily because most selling and administrative expenses grew at a slower rate than net sales.

        METALS GROUP

        The following table sets forth the operating results of the Metals Group for the first six months of 1997 and 1996 (dollar amounts in thousands):


                                                        SIX MONTHS ENDED JUNE 30
                                                ----------------------------------------
                                                      1997                    1996
                                                -----------------       ----------------
Net sales                                      $  18,216    100.0%     $ 19,053    100.0%
Cost of sales                                     16,854     92.5        16,852     88.4
                                                --------   ------       -------   ------
Gross profit                                       1,362      7.5         2,201     11.6
Selling and administrative expenses                2,310     12.7         1,998     10.5
                                                --------   ------       -------   ------

    Income/(loss) from operations              $    (948)    (5.2)%    $    203      1.1%
                                                ========   ======       =======   ======

        During the first six months of 1997, net sales of the Metals Group decreased by $837,000, or 4.4%, compared to the first six months of 1996. This reduction resulted primarily from lower net sales of a variety of components at Lexington Machining and lower net sales of components for computers and business machines at Lexington Die Casting, offset, in part, by an increase in net sales of airbag components at Lexington Safety Components. During the first six months of 1997 and 1996, net sales of automotive components represented 39.7% and 29.9%, respectively, of the Metals Group's total net sales.

        During the first six months of 1997, the Metals Group incurred a loss from operations of $948,000, compared to income from operations of $203,000 during the first six months of 1996. While material and direct labor costs as a percentage of net sales decreased during the first six months of 1997, manufacturing overhead as a percentage of net sales increased primarily because of (i) underabsorption of fixed overhead caused by reduced sales at Lexington Machining and Lexington Die Casting, (ii) start-up expenses related to the production of new airbag components and the installation of new metal machining equipment at Lexington Safety Components, (iii) increased depreciation, which totaled $1,430,000 during the first six months of 1997, compared to $1,187,000 during the first six months of 1996, and (iv) increased indirect labor costs resulting, in part, from the hiring of additional technical and professional staff. Increased selling and administrative expenses resulted primarily from the hiring of additional technical and professional staff and the accrual of certain litigation expenses.

        CORPORATE OFFICE

        Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $1,091,000 and $1,139,000 during the first six months of 1997 and 1996, respectively.

        INTEREST EXPENSE

        During the first six months of 1997 and 1996, interest expense totaled $4,429,000 and $4,063,000, respectively. The increase during the first six months of 1997 was caused primarily by an increase in average borrowings outstanding.

        PROVISION FOR INCOME TAXES

        At June 30, 1997, and December 31, 1996, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. There was no material change in net deferred taxes or the valuation allowance during the first six months of 1997.

        The income tax provisions recorded during the first six months of 1997 and 1996 were primarily attributable to state income taxes and alternative minimum taxes and were calculated using the then-projected effective tax rates for the years ending December 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES

        During the first six months of 1997, the operating activities of the Company provided $2,017,000 of cash.

        From December 31, 1996, to June 30, 1997, trade receivables decreased by $973,000 primarily because in January 1997 the Company received a payment of $1,612,000 that was due in December 1996 from its largest customer.

        From December 31, 1996, to June 30, 1997, trade accounts payable decreased by $3,350,000. At June 30, 1997, the Company's trade accounts payable included approximately $3,187,000 relating to the purchase of property, equipment, and customer-owned tooling, compared to $4,305,000 relating to such purchases at December 31, 1996. After excluding trade accounts payable balances related to the purchase of property, equipment, and customer-owned tooling, trade accounts payable decreased by $2,232,000. Funds used to reduce the Company's trade accounts payable balances were obtained from financing arrangements entered into by the Company during the first six months of 1997. The reduction in balances brought the Company's trade accounts payable to a level that the Company believes is customary in the industries in which it operates.

        INVESTING ACTIVITIES

        During the first six months of 1997, the investing activities of the Company used $8,168,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $2,917,000 and $4,944,000, respectively. The Company presently expects that capital expenditures will total approximately $17,700,000 during 1997, including $15,500,000 for equipment and

$2,200,000 for buildings. At June 30, 1997, the Company had commitments outstanding for capital expenditures totaling approximately $2,700,000.

        FINANCING ACTIVITIES

        During the first six months of 1997, the financing activities of the Company provided $6,024,000 of cash.

        During the first six months of 1997, the Company obtained new term loans in the aggregate amount of $33,950,000. Proceeds from the new term loans refinanced $22,790,000 of existing term loans, $9,857,000 of loans outstanding under the revolving line of credit, and $1,303,000 of capital expenditures. Certain information concerning the new term loans is set forth below.

        - The Company borrowed $2,543,000 under a $3,000,000 construction line of credit for an addition to its Casa Grande, Arizona, facility. The borrowings refinanced a term loan of $322,000, refinanced loans outstanding under the Company's revolving line of credit of $918,000, and financed capital expenditures of $1,303,000.

        - The Company borrowed $1,900,000 secured by certain equipment and other assets of the Company. Proceeds from the new term loan refinanced an existing term loan of $1,440,000 and loans outstanding under the Company's revolving line of credit of $460,000. The new term loan bears interest at prime rate plus 0.25% and LIBOR plus 2.75% and is payable in 84 monthly principal installments of $23,000.

        From December 31, 1996, to June 30, 1997, borrowings under the Company's revolving line of credit decreased by $2,133,000 primarily because the Company refinanced loans outstanding under the revolving line of credit with funds obtained from new loans. At December 31, 1996, $6,856,000 of loans outstanding under the revolving line of credit were classified as long-term debt because they were refinanced under long-term agreements before the consolidated financial statements for the period were issued.

        In July 1997, the Company borrowed the remaining $457,000 available under the construction line of credit. In August 1997, the borrowings under the construction line of credit converted to a term loan payable in 59 equal monthly principal installments of $17,000 with a final payment of $2,017,000 due in 2002. At the time of conversion the rate of interest on the loan changed from prime plus 0.75% to a fixed rate of 9%.

        LIQUIDITY

        The Company finances its operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under the Company's revolving line of credit. The ability of the Company to borrow under its revolving line of credit is subject to covenant compliance and to certain availability formulas based on the levels of trade receivables and inventories of the Company.

        The Company operates with substantial financial leverage and limited liquidity. As a result of increased borrowings during the first six months of 1997, aggregate indebtedness of the Company, excluding trade accounts payable, increased by $6,349,000 to $84,048,000. During 1997, interest and principal payments are projected to total approximately $8,700,000 and $5,500,000, respectively.

        At August 11, 1997, availability under the Company's revolving line of credit totaled $1,463,000 before deducting outstanding checks of approximately $564,000.

        The Company had a net working capital deficit of $7,077,000 at June 30, 1997. Loans outstanding under the revolving line of credit classified as short-term debt at June 30, 1997, totaled $12,049,000. Although the expiration date of the revolving line of credit is April 1, 2000, these loans are classified as current liabilities because the Company's cash receipts are automatically used to reduce the loans outstanding under the revolving line of credit on a daily basis, by means of a lock-box sweep agreement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company.

        The Company estimates that, during the second half of 1997 and the first three months of 1998, new loans of approximately $9,000,000 will be necessary to permit the Company to adequately fund projected working capital needs, debt service requirements, and capital expenditures. The Company is currently projecting that it will require loans of approximately $2,000,000 in excess of its current lines of credit during the nine-month period.

        Although no assurance can be given, the Company currently believes that, for the remainder of 1997 and the first six months of 1998, cash flows from operations, borrowings available to the Company under existing financing agreements, and borrowings which the Company believes will be available under new financing agreements should be adequate to meet its projected working capital and debt service requirements and fund capital expenditures currently planned by the Company. If cash flows from operations or availability under existing or new financing agreements fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, and/or extend trade accounts payable balances beyond terms which the Company believes are customary in the industries in which it operates. Any such actions could have an adverse effect upon the Company.

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

ACQUISITIONS

        The Company is seeking to acquire assets and businesses related to its current operations with the intention of expanding its existing operations. Depending on the size, terms, and other aspects of such acquisitions, the Company may be required to obtain additional financing and, in some cases, the consents of its existing lenders. The Company's ability to effect acquisitions may be dependent upon its ability to obtain such financing and, to the extent applicable, consents.

COMMITMENTS AND CONTINGENCIES

        The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including actions naming the Company as one of numerous potentially responsible parties under applicable environmental laws for restoration costs at waste-disposal sites, as a third-party defendant in cost-recovery actions pursuant to applicable environmental laws, and as a defendant or potential defendant in various other matters. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion; although there can be no assurance as to the outcome of existing or potential litigation, in the event such litigation were commenced, based upon the information currently available to the Company, the Company currently believes that the outcome of such actions would not have a material adverse effect upon its financial position.

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

FINANCIAL ACCOUNTING STANDARD NO. 128, EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued "Financial Accounting Standard No. 128, Earnings per Share" ("FAS 128"), which is effective for fiscal periods ending after December 15, 1997. Earlier application is not permitted. FAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is based on the weighted-average number of common shares outstanding during each period, and diluted earnings per share includes the dilutive effect of stock options, convertible securities, and other potentially dilutive securities. Upon adoption, FAS 128 requires the Company to restate all previously reported earnings per share amounts. The Company does not believe that the recalculation of earnings per share data will have any impact on the reported earnings per share data reported during 1996 or 1997.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The Annual Meeting of Stockholders of the Company was held on May 15, 1997.

       (b) The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:

              (i) The election of Michael A. Lubin as a director of the Company for a term expiring in 2000.

                           Votes for Mr. Lubin                       2,872,498
                           Votes withheld from Mr. Lubin                11,191

                (ii) The ratification of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1997.

                           Votes for Ernst & Young LLP               2,867,217
                           Votes against Ernst & Young LLP               4,826
                           Abstentions                                  11,646

                           There were no broker non-votes in respect of the foregoing matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              The following exhibit is filed herewith:

              27-1   Financial Data Schedule

       (b)    REPORTS OF FORM 8-K

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1997.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LEXINGTON PRECISION CORPORATION
                                                 (Registrant)

August 11, 1997                          By:  /s/  Michael A. Lubin
---------------                               ----------------------------
      Date                                    Michael A. Lubin
                                              Chairman of the Board

August 11, 1997                          By:  /s/  Warren Delano
---------------                               ----------------------------
      Date                                    Warren Delano
                                              President

August 11, 1997                          By:  /s/  Dennis J. Welhouse
---------------                               ----------------------------
      Date                                    Dennis J. Welhouse
                                              Senior Vice President and
                                                 Chief Financial Officer