Form 10-Q
period 1997-09-30
LEXINGTON PRECISION CORP
filed 1997-11-14
CIK 12570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1997

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

         COMMON STOCK, $0.25 PAR VALUE, 4,263,036 SHARES AS OF NOVEMBER 7, 1997 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS





                                                                                        PAGE
                                                                                        ----
PART I.   Financial Information

       Item 1.   Financial Statements....................................................2

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................................11

PART II.   Other Information

       Item 6.   Exhibits and Reports on Form 8-K.......................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                             1997                1996
                                                                        ---------------     ---------------

ASSETS:

     Current assets:
          Cash                                                            $      171           $     187
          Trade receivables                                                   15,120              16,820
          Inventories                                                          8,871               8,899
          Prepaid expenses and other assets                                    3,344               3,211
          Deferred income taxes                                                1,675               1,728
                                                                           ---------            --------
              Total current assets                                            29,181              30,845
                                                                           ---------            --------

     Plant and equipment:
          Land                                                                 1,533               1,533
          Buildings                                                           23,030              19,915
          Equipment                                                           75,143              68,232
                                                                           ---------            --------
                                                                              99,706              89,680
          Accumulated depreciation                                           (41,864)            (36,380)
                                                                           ---------            --------
              Plant and equipment, net                                        57,842              53,300
                                                                           ---------            --------

     Excess of cost over net assets of businesses acquired, net                9,173               9,410
                                                                           ---------            --------

     Other assets, net                                                         4,419               3,475
                                                                           ---------            --------

                                                                          $  100,615           $  97,030
                                                                           =========            ========





See notes to consolidated financial statements.         (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                             1997                1996
                                                                        ---------------     ---------------

LIABILITIES AND STOCKHOLDERS' DEFICIT:

     Current liabilities:
          Trade accounts payable                                          $   13,254           $  14,334
          Accrued expenses                                                     7,666               8,282
          Short-term debt                                                      3,896               7,326
          Current portion of long-term debt                                    6,002               5,225
                                                                           ---------            --------
               Total current liabilities                                      30,818              35,167
                                                                           ---------            --------

     Long-term debt, excluding current portion                                74,153              65,148
                                                                           ---------            --------

     Deferred income taxes and other long-term liabilities                     1,475               1,307
                                                                           ---------            --------

     Redeemable preferred stock, $100 par value,
       at redemption value                                                       930                 930
     Excess of redemption value over par value                                  (465)               (465)
                                                                           ---------            --------
         Redeemable preferred stock at par value                                 465                 465
                                                                           ---------            --------

     Stockholders' deficit:
         Common stock, $0.25 par value, 10,000,000
           shares authorized, 4,348,951 shares issued                          1,087               1,087
         Additional paid-in-capital                                           12,367              12,395
         Accumulated deficit                                                 (19,533)            (18,322)
         Cost of common stock in treasury, 85,915 shares                        (217)               (217)
                                                                           ---------            --------
              Total stockholders' deficit                                     (6,296)             (5,057)
                                                                           ---------            --------

                                                                          $  100,615           $  97,030
                                                                           =========            ========



See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                      SEPTEMBER 30             SEPTEMBER 30
                                                                   ------------------       ------------------
                                                                   1997          1996        1997         1996
                                                                   ----          ----        ----         ----

Net sales                                                        $ 28,342     $  29,287    $ 87,347     $ 85,266

Cost of sales                                                      24,171        24,301      72,959       70,212
                                                                  -------      --------     -------      -------

          Gross profit                                              4,171         4,986      14,388       15,054

Selling and administrative expenses                                 2,787         3,024       8,632        8,467
                                                                  -------      --------     -------      -------

          Income from operations                                    1,384         1,962       5,756        6,587

Interest expense                                                    2,275         2,177       6,704        6,240
                                                                  -------      --------     -------      -------

          Income/(loss) before income taxes                          (891)         (215)       (948)         347

Provision for income taxes                                            120           113         263          373
                                                                  -------      --------     -------      -------

          Net loss                                                 (1,011)         (328)     (1,211)         (26)

Preferred stock dividends                                               9            11          28           31

Allocated portion of excess of redemption value over par
   value of preferred stock to be redeemed during year                 11            11          34           34
                                                                  -------      --------     -------      -------

          Net loss attributable to common stockholders           $ (1,031)    $    (350)   $ (1,273)    $    (91)
                                                                  =======      ========     =======      =======



Net loss per common share:

          Primary                                                $  (0.24)    $   (0.08)   $  (0.30)    $  (0.02)
                                                                  =======      ========     =======      =======

          Fully diluted                                          $  (0.24)    $   (0.08)   $  (0.30)    $  (0.02)
                                                                  =======      ========     =======      =======


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                     ---------------------------
                                                                                         1997           1996
                                                                                         ----           ----


OPERATING ACTIVITIES:

     Net loss                                                                       $   (1,211)       $      (26)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation                                                                   6,243             5,119
          Amortization included in operating expense                                       983               799
          Amortization included in interest expense                                        112               220
          Deferred income taxes                                                            211               188
          Changes in operating assets and liabilities that provided/(used) cash:
               Trade receivables                                                         1,700            (2,026)
               Inventories                                                                  28              (632)
               Prepaid expenses and other assets                                          (133)           (1,687)
               Trade accounts payable                                                   (1,080)            1,743
               Accrued expenses                                                           (616)              747
          Other                                                                            379                57
                                                                                     ---------         ---------
               Net cash provided by operating activities                                 6,616             4,502
                                                                                     ---------         ---------

INVESTING ACTIVITIES:

     Purchases of plant and equipment                                                  (11,802)          (12,442)
     Increase in equipment deposits                                                       (187)             (380)
     Proceeds from sales of equipment                                                       63               195
     Expenditures for tooling owned by customers                                          (669)             (397)
                                                                                     ---------         ---------
               Net cash used by investing activities                                   (12,595)          (13,024)
                                                                                     ---------         ---------



FINANCING ACTIVITIES:

     Net increase/(decrease) in short-term debt                                         (3,430)            4,406
     Proceeds from issuance of long-term debt                                           43,492            12,346
     Repayment of long-term debt                                                       (33,713)           (7,974)
     Other                                                                                (386)             (319)
                                                                                     ---------         ---------
               Net cash provided by financing activities                                 5,963             8,459
                                                                                     ---------         ---------

Net decrease in cash                                                                       (16)              (63)
Cash at beginning of period                                                                187               118
                                                                                     ---------         ---------

Cash at end of period                                                               $      171        $       55
                                                                                     =========         =========


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

        The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"). The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and footnotes included in the Company's annual consolidated financial statements. Significant accounting policies followed by the Company are set forth, except as described below, in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1996.

        In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1997, the Company's results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the Company's cash flow for the nine-month periods ended September 30, 1997 and 1996. All such adjustments were of a normal recurring nature.

        The results of operations for the third quarter of 1997 are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

NOTE 2 -- INVENTORIES

        Inventories at September 30, 1997, and December 31, 1996, are set forth below (dollar amounts in thousands):


                                                       SEPTEMBER 30,       DECEMBER 31,
                                                            1997               1996
                                                      ----------------    --------------

              Finished goods                             $ 3,305             $ 3,615
              Work in process                              2,374               2,360
              Raw materials and purchased parts            3,192               2,924
                                                          ------              ------

                                                         $ 8,871             $ 8,899
                                                          ======              ======

NOTE 3 -- ACCRUED EXPENSES

       At September 30, 1997, and December 31, 1996, accrued expenses included accrued interest expense of $795,000 and $1,754,000, respectively.

NOTE 4 -- DEBT

       At September 30, 1997, and December 31, 1996, short-term debt consisted of loans outstanding under the Company's revolving line of credit. At September 30, 1997, and December 31, 1996, $7,500,000 and $6,856,000, respectively, of loans outstanding under the revolving line of credit were classified as long-term debt because they were refinanced under long-term agreements before the consolidated financial statements for the respective periods were issued. At September 30, 1997, loans outstanding under the revolving line of credit accrued interest at prime rate plus 0.25% and the London Interbank Offered Rate ("LIBOR") plus 2.75%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       Long-term debt at September 30, 1997, and December 31, 1996, is set forth below (in thousands of dollars):


                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      1997               1996
                                                                                 ---------------    ---------------

Long-term secured debt:
    Revolving line of credit, prime rate plus 1% and LIBOR plus 3.25%               $      -          $   6,856(1)
    Term loan payable in equal monthly principal installments, final
      maturity in 2000, 75% of prime rate                                                  -                398(1)
    Term loans payable in equal monthly principal installments, final
      maturities in 2000, LIBOR plus 3.0%                                                  -              4,369
    Term loan payable in increasing monthly principal installments, final
      maturity in 2000, 12%                                                            1,720              2,136
    Term loans payable in equal monthly principal installments based on
      a 180-month amortization schedule, final maturities in 2001, 8.37%               3,214              3,389
    Term loan payable in equal monthly principal installments, final maturity in 2001, prime rate plus 0.25% and LIBOR plus 2.75% at September
      30, 1997, prime rate plus 0.75% and LIBOR plus 3.00% at
      December 31, 1996                                                                1,809              1,560
    Term loans payable in equal monthly principal installments, final
      maturities in 2002, LIBOR plus 2.75%                                             3,517                  -
    Term loan payable in equal monthly principal installments based on
      a 180-month amortization schedule, final maturity in 2002, 9.37%                 1,538                  -
    Term loan payable in equal monthly principal installments based on
      a 180-month amortization schedule, final maturity in 2002, 9%                    2,983                  -
    Term loans payable in equal monthly principal installments, final maturities in 2002 and 2003, prime rate plus 1% and LIBOR plus
      3.25%                                                                                -             17,626(1)
    Term loan, interest only until the earlier of March 1, 1998, or the first day of the second month following the date on which the loan amount outstanding equals $950,000, then payable in 60 equal monthly
      installments, final maturity in 2003, prime rate plus 0.75%                        468                  -
    Term loans payable in equal monthly principal installments, final maturity in 2003, prime rate plus 0.25% and LIBOR plus 2.75% at September
      30, 1997, prime rate plus 1% and LIBOR plus 3.25% at
      December 31, 1996                                                                  643(2)             734(2)
    Term loans payable in equal monthly principal installments, final
      maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                    23,483(2)               -
                                                                                     -------           --------
         Total long-term secured debt                                                 39,375             37,068
                                                                                     -------           --------


                                                        (continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      1997               1996
                                                                                 ---------------    ---------------
Long-term unsecured debt:
    Revolving line of credit, prime rate plus 0.25% and LIBOR plus 2.75%            $  7,500(1)       $       -
    12.75% senior subordinated notes, due 2000                                        31,720             31,717
    14% junior subordinated convertible notes, due 2000, convertible
      into 440,000 shares of common stock                                              1,000              1,000
    14% junior subordinated nonconvertible notes, due 2000                               347                347
    Other unsecured obligations                                                          213                241
                                                                                     -------           --------
         Total long-term unsecured debt                                               40,780             33,305
                                                                                     -------           --------

         Total long-term debt                                                         80,155             70,373

         Less current portion                                                          6,002              5,225
                                                                                     -------           --------

              Total long-term debt, excluding current portion                       $ 74,153          $  65,148
                                                                                     =======           ========

(1) Refinanced under long-term agreements before the consolidated financial statements for the respective periods were issued. Amounts classified as secured or unsecured and amounts reflected in current portion are based upon the terms of the new borrowings.
(2) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

        The loans outstanding under the Company's revolving line of credit and the secured term loans listed above are collateralized by substantially all of the assets of the Company, including trade receivables, inventories, equipment, certain real estate, and the stock of one of the Company's subsidiaries.

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

NOTE 5 -- PROVISION FOR INCOME TAXES

        At September 30, 1997, and December 31, 1996, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. There was no material change in net deferred taxes during the first nine months of 1997.

        The income tax provisions recorded during the three-month and nine-month periods ended September 30, 1997, were primarily attributable to alternative minimum taxes and to the reversal of a portion of a credit resulting from the recognition in 1996 of the projected utilization of federal operating loss carryforwards in 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 -- NET INCOME OR NET LOSS PER COMMON SHARE

        The calculations of primary and fully diluted net loss per common share for the three months ended September 30, 1997 and 1996, and the nine months ended September 30, 1997 and 1996, are set forth below (in thousands, except per share amounts). Because the pro forma conversion of the Company's 14% junior subordinated convertible notes was calculated to be antidilutive for each of the periods shown, the reported fully diluted net loss per common share for all periods equals the primary net loss per common share.


                                                                             THREE MONTHS         NINE MONTHS
                                                                                ENDED                ENDED
                                                                             SEPTEMBER 30         SEPTEMBER 30
                                                                             ------------         ------------
                                                                            1997      1996       1997      1996
                                                                            ----      ----       ----      ----

PRIMARY NET LOSS PER COMMON SHARE:

     Weighted average common shares                                          4,263    4,263       4,263    4,245
                                                                           =======   ======     =======   ======

     Net loss                                                             $ (1,011) $  (328)   $ (1,211) $   (26)
     Preferred stock dividends                                                  (9)     (11)        (28)     (31)
     Allocated portion of excess of redemption value over par
       value of preferred stock to be redeemed during year                     (11)     (11)        (34)     (34)
                                                                           -------   ------     -------   ------
           Primary net loss attributable to common stockholders           $ (1,031) $  (350)   $ (1,273) $   (91)
                                                                           =======   ======     =======   ======

           Primary net loss per common share                              $  (0.24) $ (0.08)   $  (0.30) $ (0.02)
                                                                           =======   ======     =======   ======

FULLY DILUTED NET LOSS PER COMMON SHARE:

     Weighted average common shares outstanding during period                4,263    4,263       4,263    4,263
     Pro forma conversion of 14% junior subordinated convertible
       notes                                                                   440      440         440      440
                                                                           -------   ------     -------   ------
         Weighted average common and common equivalent shares                4,703    4,703       4,703    4,703
                                                                           =======   ======     =======   ======

     Net loss                                                             $ (1,011) $  (328)   $ (1,211) $   (26)
     Preferred stock dividends                                                  (9)     (11)        (28)     (31)
     Allocated portion of excess of redemption value over par
        value of preferred stock to be redeemed during year                    (11)     (11)        (34)     (34)
     Pro forma elimination of interest expense on the 14% junior subordinated convertible notes, net of applicable income
        taxes                                                                   26       27          78       81
                                                                           -------   ------     -------   ------
           Fully diluted net loss attributable to common stockholders     $ (1,005) $  (323)   $ (1,195) $   (10)
                                                                           =======   ======     =======   ======

           Fully diluted net loss per common share                        $  (0.24) $ (0.08)   $  (0.30) $ (0.02)
                                                                           =======   ======     =======   ======

        In February 1997, the Financial Accounting Standards Board issued "Financial Accounting Standard No. 128, Earnings per Share" ("FAS 128"), which is effective for fiscal periods ending after December 15,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

        The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including actions naming the Company as one of numerous potentially responsible parties under applicable environmental laws for restoration costs at waste- disposal sites, as a third-party defendant in cost-recovery actions pursuant to applicable environmental laws, and as a defendant or potential defendant in various other matters. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion. Although there can be no assurance as to the outcome of existing or potential litigation, in the event such litigation were commenced, based upon the information currently available to the Company, the Company currently believes that the outcome of such actions would not have a material adverse effect upon its financial position.

NOTE 8 -- SUBSEQUENT EVENT

        On October 29, 1997, the Company entered into a term loan financing pursuant to which it issued $7,500,000 principal amount of its 10.5% senior unsecured notes to an institutional investor. The notes mature in their entirety on February 1, 2000. Proceeds from the financing were used to refinance loans outstanding under the Company's secured revolving line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Various statements in this Item 2 are based upon projections and estimates, as distinct from past or historical facts and events. These forward-looking statements are subject to a number of risks, uncertainties, and contingencies that could cause actual results to be materially different. Such risks and uncertainties include increases and decreases in business awarded to the Company by its various customers, unanticipated price reductions for the Company's products as a result of competition, unanticipated operating results and cash flows, increases or decreases in capital expenditures, changes in economic conditions, changes in the competitive environment, changes in the capital markets, labor interruptions at the Company or at its customers, and a number of other factors. Because the Company operates with substantial financial leverage and limited liquidity, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity. The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods.

RESULTS OF OPERATIONS -- THIRD QUARTER OF 1997 VERSUS THIRD QUARTER OF 1996

        The Company manufactures, to customer specifications, component parts through two business segments, the Rubber Group and the Metals Group.

        RUBBER GROUP

        The Rubber Group manufactures silicone and organic rubber components. The Rubber Group consists of four operating companies: Lexington Connector Seals, Lexington Insulators, Lexington Medical, and Lexington Technologies. During the third quarters of 1997 and 1996, net sales of automotive components represented 89.8% and 87.9%, respectively, of the Rubber Group's total net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and the Company.

        The following table sets forth the operating results of the Rubber Group for the third quarters of 1997 and 1996 (dollar amounts in thousands):


                                                    THREE MONTHS ENDED SEPTEMBER 30
                                                ----------------------------------------
                                                      1997                    1996
                                                -----------------       ----------------

Net sales                                      $  18,885    100.0%     $ 18,844    100.0%
Cost of sales                                     15,461     81.9        15,115     80.2
                                                --------   ------       -------   ------
Gross profit                                       3,424     18.1         3,729     19.8
Selling and administrative expenses                1,305      6.9         1,225      6.5
                                                --------   ------       -------   ------

    Income from operations                     $   2,119     11.2%     $  2,504     13.3%
                                                ========   ======       =======   ======

        During the third quarter of 1997, net sales of the Rubber Group increased by $41,000, or less than 1%, compared to the third quarter of 1996. While net sales of insulators for automotive wiring systems and net sales of tooling increased, net sales of connector seals for automotive wiring systems and medical components decreased. The small increase in net sales also reflected the effect of price reductions on certain automotive components.

        During the third quarter of 1997, income from operations decreased by $385,000, or 15.4%, compared to the third quarter of 1996. Cost of sales as a percentage of net sales increased to 81.9% during the third quarter of 1997. The increase in cost of sales as a percentage of net sales resulted, in part, from
(i) increased depreciation and amortization, which totaled $1,875,000, or 9.9% of net sales, during the third quarter of 1997, compared to $1,488,000, or 7.9% of net sales, during the third quarter of 1996, (ii) underabsorption of fixed overhead caused by reduced net sales at Lexington Connector Seals, (iii) increased indirect labor expense resulting primarily from continuing start-up expenses incurred at Lexington Technologies, and (iv) increased sales of tooling, which generally have lower margins than sales of components. Selling and administrative expenses as a percentage of net sales increased during the third quarter of 1997 compared to the third quarter of 1996 primarily because of costs incurred in connection with the installation of new information systems at Lexington Insulators.

        METALS GROUP

        The Metals Group manufactures aluminum, magnesium, and zinc die castings and machines aluminum, brass, steel, and stainless steel components. The Metals Group consists of three operating companies: Lexington Die Casting, Lexington Machining, and Lexington Safety Components. During the third quarters of 1997 and 1996, net sales of automotive components represented 41.8% and 41.5%, respectively, of the Metals Group's total net sales.

        The following table sets forth the operating results of the Metals Group for the third quarters of 1997 and 1996 (dollar amounts in thousands):


                                                    THREE MONTHS ENDED SEPTEMBER 30
                                                ----------------------------------------
                                                      1997                    1996
                                                -----------------       ----------------

Net sales                                      $   9,457    100.0%     $ 10,443    100.0%
Cost of sales                                      8,710     92.1         9,186     88.0
                                                --------   ------       -------   ------
Gross profit                                         747      7.9         1,257     12.0
Selling and administrative expenses                  941     10.0         1,317     12.6
                                                --------   ------       -------   ------

    Loss from operations                       $    (194)    (2.1)%    $    (60)    (0.6)%
                                                ========   ======       =======   ======

        During the third quarter of 1997, net sales of the Metals Group decreased by $986,000, or 9.4%, compared to the third quarter of 1996. This reduction resulted primarily from lower net sales of a variety of components at Lexington Machining.

        During the third quarter of 1997, the Metals Group incurred a loss from operations of $194,000, compared to a loss of $60,000 during the third quarter of 1996. While material costs as a percentage of net sales decreased during the third quarter of 1997, manufacturing overhead as a percentage of net sales increased primarily because of (i) underabsorption of fixed overhead caused by reduced net sales at Lexington Machining, (ii) start-up expenses related to the production of new airbag components and the installation of new metal machining equipment at Lexington Safety Components, (iii) the write-down of equipment held for sale, and (iv) increased depreciation, which totaled $779,000, or 8.2% of net sales, during the third quarter of 1997, compared to $629,000, or 6.0% of net sales, during the third quarter of 1996. Reduced selling and administrative expenses resulted primarily from a reduction in commissions paid to sales representatives who were terminated during the last quarter of 1996 and the first quarter of 1997.

        During 1996, the Company commenced a program to try to increase net sales, profitability, and operating cash flow of the Metals Group. Actions to be taken included (i) hiring of new technical and professional staff with the goal of improving the Metals Group's manufacturing processes, quality systems, and administrative capabilities, (ii) formation of Lexington Safety Components as a separate business unit with its own management team, (iii) elimination of sales representatives and hiring of additional in-house sales personnel, (iv) purchases of additional equipment and construction of an additional 44,000 square feet of manufacturing and office space at Lexington Safety Components, (v) reduction of low-volume, unprofitable production, (vi) focus on higher-volume business in target markets, and (vii) enhancement of quality systems at a number of facilities with the objective of obtaining QS 9000 certification in 1997. The management of the Company believes that certain of these actions have had, and may continue to have, an adverse affect on the profitability of the Company in the short term.

        CORPORATE OFFICE

        Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $541,000 and $482,000 during the third quarters of 1997 and 1996, respectively.

        INTEREST EXPENSE

        During the third quarters of 1997 and 1996, interest expense totaled $2,275,000 and $2,177,000, respectively. The increase during the third quarter of 1997 was caused primarily by an increase in average borrowings outstanding.

        PROVISION FOR INCOME TAXES

        At September 30, 1997, and December 31, 1996, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. There was no material change in net deferred taxes during the third quarter of 1997.

        The income tax provision recorded during the three months ended September 30, 1997, was primarily attributable to alternative minimum taxes and to the reversal of a portion of a credit resulting from the recognition in 1996 of the projected utilization of federal operating loss carryforwards in 1997.

RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 1997 VERSUS FIRST NINE MONTHS OF 1996

        RUBBER GROUP

        During the first nine months of 1997 and 1996, net sales of automotive components represented 90.4% and 88.4%, respectively, of the Rubber Group's total net sales.

        The following table sets forth the operating results of the Rubber Group for the first nine months of 1997 and 1996 (dollar amounts in thousands):


                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                ----------------------------------------
                                                      1997                    1996
                                                -----------------       ----------------
Net sales                                      $  59,674    100.0%     $ 55,770    100.0%
Cost of sales                                     47,395     79.4        44,174     79.2
                                                --------   ------       -------   ------
Gross profit                                      12,279     20.6        11,596     20.8
Selling and administrative expenses                3,749      6.3         3,531      6.3
                                                --------   ------       -------   ------

    Income from operations                     $   8,530     14.3%     $  8,065     14.5%
                                                ========   ======       =======   ======

        During the first nine months of 1997, net sales of the Rubber Group increased by $3,904,000, or 7.0%, compared to the first nine months of 1996. This increase was primarily due to increased net sales of connector seals and insulators for automotive wiring systems and increased net sales of tooling, offset, in part, by reduced net sales of medical components and price reductions on certain automotive components.

        During the first nine months of 1997, income from operations totaled $8,530,000, an increase of $465,000, or 5.8%, compared to the first nine months of 1996. Cost of sales as a percentage of net sales increased during the first nine months of 1997 primarily because of (i) increased depreciation and amortization, which totaled $5,244,000, or 8.8% of net sales, during the first nine months of 1997, compared to $4,242,000, or 7.6% of net sales, during the first nine months of 1996, and (ii) increased indirect labor expense resulting primarily from (a) the hiring of technical and supervisory personnel in conjunction with the start-up of production of a new style of connector seal and
(b) continuing start-up expenses incurred at Lexington Technologies. Selling and administrative expenses as a percentage of net sales were unchanged during the first nine months of 1997 compared to the first nine months of 1996.

        METALS GROUP

        During the first nine months of 1997 and 1996, net sales of automotive components represented 40.4% and 34.0%, respectively, of the Metals Group's total net sales.

        The following table sets forth the operating results of the Metals Group for the first nine months of 1997 and 1996 (dollar amounts in thousands):


                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                ----------------------------------------
                                                      1997                    1996
                                                -----------------       ----------------

Net sales                                      $  27,673    100.0%     $ 29,496    100.0%
Cost of sales                                     25,564     92.4        26,038     88.3
                                                --------   ------       -------   ------
Gross profit                                       2,109      7.6         3,458     11.7
Selling and administrative expenses                3,251     11.7         3,315     11.2
                                                --------   ------       -------   ------

    Income/(loss) from operations              $  (1,142)    (4.1)%    $    143      0.5%
                                                ========   ======       =======   ======

        During the first nine months of 1997, net sales of the Metals Group decreased by $1,823,000, or 6.2%, compared to the first nine months of 1996. This reduction resulted primarily from lower net sales of a variety of components at Lexington Machining and Lexington Die Casting, offset, in part, by an increase in net sales of airbag components by Lexington Safety Components.

        During the first nine months of 1997, the Metals Group incurred a loss from operations of $1,142,000, compared to income from operations of $143,000 during the first nine months of 1996. While material and direct labor costs as a percentage of net sales decreased during the first nine months of 1997, manufacturing overhead as a percentage of net sales increased primarily because of (i) underabsorption of fixed overhead caused by reduced sales at Lexington Machining and Lexington Die Casting, (ii) start-up expenses related to the production of new airbag components and the installation of new metal machining equipment at Lexington Safety Components, (iii) increased depreciation, which totaled $2,080,000, or 7.5% of net sales, during the first nine months of 1997, compared to $1,816,000, or 6.2% of net sales, during the first nine months of 1996, and (iv) increased indirect labor costs resulting, in part, from the hiring of additional technical and professional staff. Reduced selling and administrative expenses resulted primarily from a reduction of commissions paid to sales representatives who were terminated during the last quarter of 1996 and the first quarter of 1997, offset, in part, by increased personnel expense and the accrual of certain litigation expenses.

        CORPORATE OFFICE

        Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $1,632,000 and $1,621,000 during the first nine months of 1997 and 1996, respectively.

        INTEREST EXPENSE

        During the first nine months of 1997 and 1996, interest expense totaled $6,704,000 and $6,240,000, respectively. The increase during the first nine months of 1997 was caused primarily by an increase in average borrowings outstanding.

        PROVISION FOR INCOME TAXES

        At September 30, 1997, and December 31, 1996, the excess of the Company's deferred tax assets over its deferred tax liabilities was substantially offset by a valuation allowance. There was no material change in net deferred taxes during the first nine months of 1997.

        The income tax provision recorded during the first nine months of 1997 was primarily attributable to alternative minimum taxes and the reversal of a portion of a credit resulting from the recognition in 1996 of the projected utilization of federal operating loss carryforwards in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES

        During the first nine months of 1997, the operating activities of the Company provided $6,616,000 of cash.

        From December 31, 1996, to September 30, 1997, trade receivables decreased by $1,700,000 primarily because in January 1997 the Company received a payment of $1,612,000 that was due in December 1996 from its largest customer.

        From December 31, 1996, to September 30, 1997, trade accounts payable decreased by $1,080,000. Trade accounts payable related to the purchase of plant, equipment, and customer-owned tooling decreased by $2,600,000 while all other trade accounts payable increased by $1,520,000.

        INVESTING ACTIVITIES

        During the first nine months of 1997, the investing activities of the Company used $12,595,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $5,361,000 and $6,441,000, respectively. The Company presently expects that capital expenditures will total approximately $16,200,000 during 1997, including $12,500,000 for equipment and $3,700,000 for buildings. At September 30, 1997, the Company had commitments outstanding for capital expenditures totaling approximately $3,600,000.

        FINANCING ACTIVITIES

        During the first nine months of 1997, the financing activities of the Company provided $5,963,000 of cash.

        During the first nine months of 1997, the Company obtained new term loans in the aggregate amount of $43,492,000. Proceeds from the new term loans financed $2,473,000 of capital expenditures and refinanced $22,790,000 of existing term loans and $18,229,000 of loans outstanding under the revolving line of credit. Certain information concerning new borrowings completed during the third quarter of 1997 is set forth below.

        - In July 1997, the Company borrowed the remaining $457,000 available under a $3,000,000 construction line of credit for its Casa Grande, Arizona, facility. In August 1997, the borrowings under the construction line of credit converted to a term loan payable in 59 equal monthly principal installments of $17,000 with a final payment of $2,017,000 due in 2002. At the time of conversion, the rate of interest on the loan changed from prime rate plus 0.75% to a fixed rate of 9%.

        - In August 1997, the Company borrowed $1,117,000 under an equipment line of credit to purchase equipment for its Casa Grande, Arizona, facility. The borrowings financed capital expenditures of $713,000 and refinanced amounts outstanding under the Company's revolving line of credit totaling $404,000, which had been used to provide partial interim financing for the purchase of the equipment pending completion of the term loan financing. The new term loan bears interest at LIBOR plus 2.75% and is payable in 60 equal monthly principal installments of $19,000.

        - In September 1997, the Company borrowed $468,000 under an equipment line of credit to purchase equipment for its North Canton, Ohio, facility. The borrowings refinanced amounts outstanding under the Company's revolving line of credit totaling $468,000, which had been used to provide interim financing for the purchase of the equipment pending completion of the term loan financing. The new borrowings bear interest at prime rate plus 0.75%. The first of 60 equal monthly principal payments is scheduled to be made on the earlier of March 1, 1998, or the first day of the second month following the date on which the remaining $482,000 of remaining availability is borrowed under the equipment line of credit.

        From December 31, 1996, to September 30, 1997, borrowings under the Company's revolving line of credit decreased by $2,786,000 primarily because the Company refinanced loans outstanding under the revolving line of credit with funds obtained from new term loans. At September 30, 1997, and December 31, 1996, $7,500,000 and $6,856,000, respectively, of loans outstanding under the revolving line of credit were classified as long-term debt because they were refinanced under long-term agreements before the consolidated financial statements for the respective period were issued.

        On October 29, 1997, the Company entered into a term loan financing pursuant to which it issued $7,500,000 principal amount of its 10.5% senior unsecured notes to an institutional investor. The notes mature in their entirety on February 1, 2000. Proceeds from the financing were used to refinance loans outstanding under the Company's secured revolving line of credit.

        LIQUIDITY

        The Company finances its operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under the Company's revolving line of credit. The ability of the Company to borrow under its revolving line of credit is subject to, among other things, covenant compliance and certain availability formulas based on the levels of trade receivables and inventories of the Company.

        The Company operates with substantial financial leverage and limited liquidity. As a result of increased borrowings during the first nine months of 1997, aggregate indebtedness of the Company, excluding trade accounts payable, increased by $6,352,000 to $84,051,000. During 1997, interest and principal payments are projected to total approximately $8,700,000 and $5,600,000, respectively.

        The Company had a net working capital deficit of $1,637,000 at September 30, 1997. Loans outstanding under the revolving line of credit classified as short-term debt at September 30, 1997, totaled $3,896,000. Although the expiration date of the revolving line of credit is April 1, 2000, these loans are classified as current liabilities because the Company's cash receipts are automatically used to reduce the loans outstanding under the revolving line of credit on a daily basis, by means of a lock-box sweep agreement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company.

        At November 10, 1997, availability under the Company's revolving line of credit totaled $8,921,000 before deducting outstanding checks of approximately $2,783,000. The Company currently has equipment lines of credit in the aggregate amount of $6,247,000 that can be used to finance a portion of the cost of certain types of future equipment purchases.

        Although no assurance can be given, the Company currently believes that cash flows from operations, borrowings available to the Company under existing financing agreements, and additional borrowings that the Company believes it will be able to obtain when required should be adequate to meet its projected working capital and debt service requirements and fund capital expenditures currently anticipated by the Company for the remainder of 1997 and for 1998. If cash flows from operations or availability under existing or new financing agreements fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, and/or extend trade accounts payable balances beyond terms that the Company believes are customary in the industries in which it operates. Any such actions could have an adverse effect upon the Company.

        On February 1, 2000, $31,720,000 principal amount of the Company's 12.75% senior subordinated notes, $7,500,000 principal amount of its 10.5% senior unsecured notes, and $1,347,000 principal amount of its 14% junior unsecured notes mature. Although the Company currently believes that it has or will have the ability to refinance these obligations on or before their due date, there are many factors that will affect the Company's ability to satisfy its payment obligations at maturity or to consummate a refinancing of such obligations. Accordingly, there can be no assurance that the Company will be successful in satisfying or refinancing such payment obligations.

        Certain of the Company's financing arrangements, which are secured by substantially all of the Company's assets and the stock of one of its subsidiaries, contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage and place certain restrictions on the Company's business and operations, including the incurrence or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends.

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

COMMITMENTS AND CONTINGENCIES

        The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including actions naming the Company as one of numerous potentially responsible parties under applicable environmental laws for restoration costs at waste- disposal sites, as a third-party defendant in cost-recovery actions pursuant to applicable environmental laws, and as a defendant or potential defendant in various other matters. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion; although there can be no assurance as to the outcome of existing or potential litigation, in the event such litigation were commenced, based upon the information currently available to the Company, the Company currently believes that the outcome of such actions would not have a material adverse effect upon its financial position.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              The following exhibits are filed herewith:

              10-1 Promissory Note dated August 29, 1997, from Lexington Precision Corporation to The CIT Group/Equipment Financing, Inc.

              10-2 Note Purchase Agreement dated October 27, 1997, between Lexington Precision Corporation and Nomura Holding America, Inc.

              10-3 10.5% Senior Unsecured Note due February 1, 2000, from Lexington Precision Corporation to Nomura Holding America, Inc.

              27-1   Financial Data Schedule

       (b)    REPORTS OF FORM 8-K

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1997.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEXINGTON PRECISION CORPORATION
                                                  (Registrant)

November 12, 1997                         By:  /s/  Michael A. Lubin
-----------------                              -------------------------
      Date                                     Michael A. Lubin
                                               Chairman of the Board

November 12, 1997                         By:  /s/  Warren Delano
-----------------                              ------------------
      Date                                     Warren Delano
                                               President

November 12, 1997                         By:  /s/  Dennis J. Welhouse
-----------------                              -------------------------
      Date                                     Dennis J. Welhouse
                                               Senior Vice President and
                                                  Chief Financial Officer