Form 10-K
period 1997-12-31
LEXINGTON PRECISION CORP
filed 1998-03-31
CIK 12570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                               ------------------

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 17, 1998 was approximately $3,158,000.

The number of shares outstanding of the registrant's common stock at March 17, 1998 was 4,263,036.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         LEXINGTON PRECISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I
Item 1.      Business.......................................................................................1

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

Item 8.      Financial Statements and Supplementary Data...................................................20

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................................................45

PART III

Item 10.     Directors and Executive Officers of the Registrant............................................46

Item 11.     Executive Compensation........................................................................46

Item 12.     Security Ownership of Certain Beneficial Owners and Management................................46

Item 13.     Certain Relationships and Related Transactions................................................46

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................47

                                     PART I

ITEM 1. BUSINESS

        Lexington Precision Corporation (the "Company") is a Delaware corporation that was incorporated in 1966. The Company's business is conducted primarily in the continental United States. Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customer specifications, rubber and metal component parts used primarily by manufacturers of automobiles, automotive replacement parts, industrial equipment, and medical devices. The Company has implemented a strategy of focusing each of its manufacturing facilities on a particular product line with a well-defined market. Operations are decentralized, with each operating company having a management team that is responsible for all aspects of production, sales, and customer service.

RUBBER GROUP

        The Company's Rubber Group manufactures silicone and organic rubber components. The Rubber Group consists of four operating companies: Lexington Connector Seals, Lexington Insulators, Lexington Medical, and Lexington Technologies. In 1997, net sales of the Rubber Group totaled $81,210,000, or 68.5% of the Company's consolidated net sales.

        LEXINGTON CONNECTOR SEALS. Lexington Connector Seals manufactures molded rubber seals used in automotive wiring systems. The seals are designed to ensure the electrical integrity of the many connections required throughout the wiring system. The seals typically are generic in nature and can be used in a variety of car and truck models.

        LEXINGTON INSULATORS. Lexington Insulators manufactures molded rubber insulators used in ignition wire sets for automobiles and light trucks. Insulators are used to shield the electrical connections made by the ignition wire at the distributor and at the spark plug. In 1997, net sales of insulators to original equipment manufacturers, or their tier-one suppliers, represented 42.7% of net sales, and net sales of insulators to manufacturers of aftermarket ignition wire sets represented 57.3% of net sales. The Company believes that Lexington Insulators is the largest manufacturer of insulators for ignition wire sets in North America.

        LEXINGTON MEDICAL. Lexington Medical manufactures molded rubber components used in a variety of medical devices, such as intravenous feeding systems, syringes, laparoscopic instruments, and catheters.

        LEXINGTON TECHNOLOGIES. Lexington Technologies manufactures molds that are sold to customers of the other operating companies of the Rubber Group. The molds are used by the Rubber Group to produce component parts. Lexington Technologies also provides specialized engineering and design services to the other operating companies of the Rubber Group.

METALS GROUP

        The Company's Metals Group manufactures aluminum, magnesium, and zinc die castings and machines aluminum, brass, and steel components. The Metals Group consists of three operating companies: Lexington Die Casting, Lexington Machining, and Lexington Safety Components. In 1997, net sales of the Metals Group totaled $37,421,000, or 31.5% of the Company's consolidated net sales.

        LEXINGTON DIE CASTING. Lexington Die Casting manufactures aluminum, magnesium, and zinc die castings used primarily by manufacturers of industrial equipment, computers and office equipment, and automobiles.

        LEXINGTON MACHINING. Lexington Machining manufactures machined aluminum, brass, and steel components used primarily by manufacturers of industrial equipment, automobiles, recreational equipment, and home appliances.

        LEXINGTON SAFETY COMPONENTS. Lexington Safety Components currently manufactures machined metal components used by manufacturers of initiators and inflators for automotive airbag systems. The Company has recently decided to expand the focus of Lexington Safety Components with the goal of obtaining high-quality, high-volume production business from automotive and industrial customers who manufacture other products.

PRINCIPAL END USES FOR THE COMPANY'S PRODUCTS

        The following table summarizes net sales of the Company during 1997, 1996, and 1995 by the type of product in which the Company's component parts were utilized (dollar amounts in thousands):


                                                                     YEARS ENDED DECEMBER 31
                                               -------------------------------------------------------------------
                                                      1997                     1996                    1995
                                               -------------------      ------------------      ------------------

         Automobiles and light trucks         $   88,961      75.0%    $   79,832     69.5%    $   68,083     65.3%
         Industrial equipment                      9,860       8.3         11,870     10.3         10,916     10.5
         Medical devices                           7,623       6.4          8,371      7.3          6,973      6.7
         Computers and office equipment            5,636       4.8          6,016      5.2          8,670      8.3
         Recreational equipment and
           home appliances                         4,038       3.4          4,693      4.1          6,154      5.9
         Other                                     2,513       2.1          4,090      3.6          3,502      3.3
                                               ---------   -------      ---------   ------      ---------   ------

                                              $  118,631     100.0%    $  114,872    100.0%    $  104,298    100.0%
                                               =========   =======      =========   ======      =========   ======

        The following table summarizes net sales of the Rubber Group and the Metals Group during 1997, 1996, and 1995 by the type of product in which each Group's component parts were utilized (dollar amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                               --------------------------------------------------------------------
                                                      1997                     1996                     1995
                                               ------------------       ------------------       ------------------
     Rubber Group:
         Automobiles and light trucks         $  72,929      89.8%     $  65,420      87.1%     $  53,734      86.2%
         Medical devices                          7,620       9.4          8,077      10.7          6,577      10.6
         Other                                      661        .8          1,625       2.2          1,991       3.2
                                               --------   -------       --------   -------       --------   -------

                                              $  81,210     100.0%     $  75,122     100.0%     $  62,302     100.0%
                                               ========   =======       ========   =======       ========   =======

     Metals Group:
         Automobiles and light trucks         $  16,032      42.8%     $  14,412      36.3%     $  14,349      34.2%
         Industrial equipment                     9,789      26.2         11,723      29.5         10,581      25.2
         Computers and office equipment           5,636      15.1          6,016      15.1          8,655      20.6
         Recreational equipment and
           home appliances                        4,038      10.8          4,693      11.8          5,733      13.6
         Other                                    1,926       5.1          2,906       7.3          2,678       6.4
                                               --------   -------       --------   -------       --------   -------

                                              $  37,421     100.0%     $  39,750     100.0%     $  41,996     100.0%
                                               ========   =======       ========   =======       ========   =======

        (For additional information concerning the Rubber Group and the Metals Group, see Part II, Item 7, and Note 10 to the consolidated financial statements in Part II, Item 8.)

MAJOR CUSTOMERS

        During 1997, 1996, and 1995, net sales to Delphi Packard Electric Systems, a division of General Motors Corporation ("Delphi Packard Electric"), represented 22.3%, 21.8%, and 22.5%, respectively, of the Company's net sales and 32.6%, 33.4%, and 37.6%, respectively, of the Rubber Group's net sales. No other customer accounted for more than 10% of the Company's net sales during 1997, 1996, or 1995. Loss of a significant amount of business from Delphi Packard Electric or any of the Company's other large customers could have a material adverse effect on the business of the Company if such business were not replaced by additional business from existing or new customers.

        During the first quarter of 1997, the Company and Delphi Packard Electric entered into an agreement that will govern, through 2001, the purchase of substantially all of the component parts that the Company currently sells to Delphi Packard Electric. Under the terms of the agreement, (i) the Company agreed to sell and Delphi Packard Electric agreed to purchase approximately 100% of Delphi Packard Electric's requirements for all specified component parts,
(ii) the Company warranted that the specified components will remain competitive in terms of technology, design, and quality, (iii) the selling prices of the specified components will be adjusted to reflect increases or decreases in material costs, and (iv) the selling prices of the specified components will be reduced by certain specified amounts in each of the five years covered by the agreement. Although no assurance can be given, the Company currently believes that it will be able to offset a portion of the price reductions granted to Delphi Packard Electric through reductions in direct manufacturing costs and that a portion of the price reductions will be offset by greater absorption of manufacturing overhead as a result of volume increases.

        As a result of its performance as a supplier of rubber components, the Company has received General Motors Corporation's "GM Supplier of the Year" award for each of the past three years.

MARKETING AND SALES

        The Company's marketing and sales effort is carried out by management personnel and internal sales personnel.

        During 1997, the Company established a wholly-owned German subsidiary, Lexington Precision GmbH, to market products of the Rubber Group in Europe.

RAW MATERIALS

        Each of the principal raw materials used by the Company is available at competitive prices from several major manufacturers. All raw materials have been readily available, and the Company does not foresee any significant shortages.

PATENTS AND TRADEMARKS

        The Company does not currently hold any patents, trademarks, or licenses that it considers to be material to the success or operation of its business.

SEASONAL VARIATIONS

        The Company's business generally is not subject to significant seasonal variations.

BACKLOG

        Sales of the Company's products are made pursuant to a variety of purchasing arrangements and practices. Customers typically reserve the right to, and frequently do, revise purchase orders and release schedules so that deliveries correspond with their own production requirements. The Company believes that the aggregate value of scheduled releases outstanding on its books at any time cannot be considered firm backlog since they may be subject to postponement or cancellation at any time. The Company also believes that increases or decreases in the aggregate value of scheduled releases are not necessarily indicative of any trend in the Company's net sales.

COMPETITION

        The Company competes for business primarily on the basis of quality, service, engineering capability, and price. The Rubber Group and the Metals Group encounter substantial competition from a large number of manufacturing companies. Competitors range from small and medium-sized specialized firms to large diversified companies, many of which have resources substantially greater than those of the Company. Additionally, some of the Company's customers have internal manufacturing operations that compete with the Company.

PRODUCT LIABILITY RISKS

        The Company is subject to potential product liability risks inherent in the manufacture and sale of component parts. Although there exist no claims against the Company that the Company believes will have a significant adverse effect upon its business, financial position, or results of operations, there can be no assurance that any existing claims or any claims made in the future will not have a material adverse effect upon the business, financial position, or results of operations of the Company. Although the Company maintains insurance coverage for product liability, there can be no assurance that, in the event of a claim, such insurance coverage would automatically apply or that, in the event of an award arising out of a claim, the amount of such insurance coverage would be sufficient to satisfy the award.

ENVIRONMENTAL COMPLIANCE

        The Company's operations are subject to numerous federal, state, and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Although the Company continues to make expenditures for the protection of the environment, compliance with federal, state, and local laws and environmental regulations has not had a significant impact on the capital spending requirements, earnings, or competitive position of the Company. There can be no assurance that changes in environmental laws and regulations, or the interpretation or enforcement thereof, will not require material expenditures by the Company in the future. (See also Part I, Item 3.)

EMPLOYEES

        At December 31, 1997, the Company employed 1,236 individuals. The Rubber Group and the Metals Group employed 755 and 477 individuals, respectively, and the Company's corporate office employed four individuals. At December 31, 1997, 56 hourly workers at one plant location within the Rubber Group were subject to a collective bargaining agreement. The Company believes that its employee relations are generally good.

ITEM 2. PROPERTIES

        The following table shows the location and square footage of each of the manufacturing facilities of the Rubber Group and the Metals Group at December 31, 1997:


                                                                                        SQUARE
                                                             LOCATION                    FEET
                                                       ---------------------           ---------
Rubber Group:
     Lexington Connector Seals                         Vienna, OH                         60,000(1)
     Lexington Connector Seals                         LaGrange, GA                       77,000(1)
     Lexington Insulators                              Jasper, GA                         97,000
     Lexington Medical                                 Rock Hill, SC                      60,000(1)
     Lexington Technologies                            North Canton, OH                   41,000(1)
                                                                                       ---------
                                                                                         335,000
                                                                                       ---------

Metals Group:
     Lexington Die Casting                             Lakewood, NY                       99,000(1) (2)
     Lexington Die Casting                             Manchester, NY                     21,000
     Lexington Machining                               Rochester, NY                      60,000
     Lexington Safety Components                       Casa Grande, AZ                    64,000(1)
                                                                                       ---------
                                                                                         244,000
                                                                                       ---------

                                                                                         579,000
                                                                                       =========

--------------------------
  (1) Encumbered by a mortgage.
  (2) Leased from an industrial development authority pursuant to a lease that expires in 2006 and provides the Company with an option to purchase the facility for nominal consideration.

        All of the plants are general manufacturing facilities suitable for the Company's operations. The Company believes that the facilities are adequate to meet the Company's current operating needs.

        The Company occupies, in the aggregate, 6,000 square feet of office space for corporate administrative purposes. The Company leases an office in Cleveland, Ohio, and reimburses an affiliate for a portion of the cost of leasing an office in New York City.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        The Company's common stock is traded in the over-the-counter market. At February 27, 1998, there were approximately 1,000 holders of record of the Company's common stock. Trading in shares of the Company's common stock is limited. During 1997 and 1996, trading data for the Company's stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD). The following table sets forth prices at which trades in the Company's common stock were reported on the OTC Bulletin Board:


                                               YEARS ENDED DECEMBER 31
                                  -------------------------------------------------
                                            1997                       1996
                                  ------------------------     --------------------
                                    HIGH           LOW          HIGH         LOW
                                  ---------     ----------     -------     --------

    First quarter                   $2.25         $1.875        $2.75       $2.00
    Second quarter                  $2.125        $1.625        $3.00       $2.375
    Third quarter                   $3.75         $1.9375       $2.75       $2.125
    Fourth quarter                  $3.625        $2.25         $2.50       $2.125

        The Company is not able to determine whether retail markups, markdowns, or commissions were included in the above prices. The Company believes that eight brokerage firms currently make a market in the Company's common stock, although both bid and asked quotations may at times be limited.

         No dividends have been paid on the Company's common stock since 1979, and the Company has no current plans to reinstate payment of dividends. The future payment of dividends is dependent upon, among other things, the earnings and capital requirements of the Company. The agreements pursuant to which certain of the Company's indebtedness is outstanding and the terms of the Company's preferred stock contain provisions limiting the Company's ability to make dividend payments on its common stock.

         On October 27, 1997, the Company issued to an institutional investor its 10.5% Senior Note due February 1, 2000 (the "Note") in the principal amount of $7,500,000, for a cash purchase price equal to the principal amount thereof. The Note was issued by the Company in a transaction not involving a public offering, pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended. The purchaser of the Note is an accredited investor within the meaning of Rule 501 of the Securities and Exchange Commission and had adequate access to information about the Company. Appropriate legends regarding the restriction or transfer of the Note were placed on the Note.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1997 (dollar amounts in thousands, except per share amounts). The financial data has been taken from the consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent certified public accountants. The information set forth below is not necessarily indicative of the results of future operations; it should be read in conjunction with, and is qualified by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and the consolidated financial statements in Part II, Item 8.

                                                                           YEARS ENDED DECEMBER 31
                                                  -------------------------------------------------------------------------
                                                       1997           1996         1995         1994         1993
                                                       ----           ----         ----         ----         ----
SUMMARY OF OPERATIONS:

    Net sales                                       $  118,631     $ 114,872    $ 104,298    $   88,532   $   74,976
                                                     =========      ========     ========     =========    =========

    Income from operations                          $    7,784     $   8,565    $   9,657    $    8,102   $    6,347
    Interest expense                                     9,065         8,542        7,585         6,272        5,496
    Other income, net                                      425             -          641           536            -
    Provision for income taxes                             672            40          425            34            -
                                                     ---------      --------     --------     ---------    ---------
        Net income/(loss)                           $   (1,528)    $     (17)   $   2,288    $    2,332   $      851
                                                     =========      ========     ========     =========    =========

    Net income/(loss) per common share
      assuming dilution where appropriate           $    (0.38)    $   (0.02)   $    0.49    $     0.51   $     0.13
                                                     =========      ========     ========     =========    =========

OTHER DATA:

    Average number of employees                          1,220         1,166        1,147           968          860
    Depreciation and amortization                   $   10,009     $   8,696    $   6,449    $    5,060   $    4,297
    Capital expenditures                            $   15,790     $  15,708    $  17,902    $   15,319   $    6,288


                                                                                 DECEMBER 31
                                                  -------------------------------------------------------------------------
                                                       1997           1996         1995         1994         1993
                                                       ----           ----         ----         ----         ----
FINANCIAL POSITION:

    Current assets                                  $   31,828     $  30,845    $  24,478    $   22,752   $   15,715
    Current liabilities                                 36,003        35,167       29,253        24,330       12,733
                                                     ---------      --------     --------     ---------    ---------
        Net working capital/(deficit)               $   (4,175)    $  (4,322)   $  (4,775)   $   (1,578)  $    2,982
                                                     =========      ========     ========     =========    =========

    Total assets                                    $  104,124     $  97,030    $  81,876    $   67,396   $   49,983
    Long-term debt, excluding current
      portion                                       $   72,622     $  65,148    $  56,033    $   49,627   $   46,273
    Redeemable preferred stock at par value         $      420     $     465    $     510    $      555   $      600
    Total stockholders' deficit                     $   (6,667)    $  (5,057)   $  (4,976)   $   (7,215)  $   (9,623)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Various statements in this Item 7 are based upon projections and estimates, as distinct from past or historical facts and events. These forward-looking statements are subject to a number of risks, uncertainties, contingencies, and other factors that could cause the actual results or performance of the Company to be materially different from the future results or performance expressed in or implied by such statements. Such risks and uncertainties include increases and decreases in business awarded to the Company by its various customers, unanticipated price reductions for the Company's products as a result of competition, unanticipated operating results and cash flows, increases or decreases in capital expenditures, unforeseen product liability claims, changes in economic conditions, changes in the competitive environment, changes in the capital markets, labor interruptions at the Company or at its customers, and a number of other factors. Because the Company operates with substantial financial leverage and limited liquidity, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity. The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods. All forward-looking statements attributable to the Company are expressly qualified by the foregoing cautionary statements.

RESULTS OF OPERATIONS -- COMPARISON OF 1997, 1996, AND 1995

        The Company manufactures, to customer specifications, component parts through two business segments, the Rubber Group and the Metals Group.

        RUBBER GROUP

        The Rubber Group manufactures silicone and organic rubber components. During 1997, 1996, and 1995, automotive industry customers of the Rubber Group represented 89.8%, 87.1%, and 86.2%, respectively, of the Rubber Group's net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and the Company.

        The three largest customers of the Rubber Group accounted for 53.0%, 53.4%, and 56.7% of the Rubber Group's net sales during 1997, 1996, and 1995, respectively. The largest customer of the Rubber Group, Delphi Packard Electric, accounted for 32.6%, 33.4%, and 37.6% of the Rubber Group's net sales during the same respective periods. Loss of a significant amount of business from any of the Rubber Group's large customers could have a material adverse effect upon the Rubber Group and the Company as a whole if such business were not replaced by additional business from existing or new customers.

        The following table sets forth the operating results of the Rubber Group for 1997, 1996, and 1995 (dollar amounts in thousands):


                                                                    YEARS ENDED DECEMBER 31
                                                ---------------------------------------------------------------
                                                      1997                    1996                   1995
                                                -----------------       ----------------       ----------------

Net sales                                      $  81,210    100.0%     $ 75,122    100.0%     $ 62,302    100.0%
Cost of sales                                     64,696     79.7        59,515     79.2        50,623     81.3
                                                --------   ------       -------   ------       -------   ------
Gross profit                                      16,514     20.3        15,607     20.8        11,679     18.7
Selling and administrative expenses                5,055      6.2         4,785      6.4         4,175      6.7
                                                --------   ------       -------   ------       -------   ------

Income from operations                         $  11,459     14.1%     $ 10,822     14.4%     $  7,504     12.0%
                                                ========   ======       =======   ======       =======   ======

        During 1997, net sales of the Rubber Group increased by $6,088,000, or 8.1%, compared to 1996. This increase was primarily due to increased unit sales of connector seals and insulators for automotive wiring systems and, to a lesser extent, increased sales of tooling, offset, in part, by reduced sales of medical components and price reductions on certain automotive components.

        During 1997, income from operations totaled $11,459,000, an increase of $637,000, or 5.9%, compared to 1996. Cost of sales as a percentage of net sales increased during 1997, primarily due to (i) increased depreciation and amortization, which totaled $6,257,000, or 7.7% of net sales, during 1997, compared to $5,183,000, or 6.9% of net sales, during 1996, and (ii) increased indirect labor expense resulting primarily from (a) the hiring of technical and supervisory personnel in conjunction with the engineering and start-up of production of a new style of connector seal and (b) continuing start-up expenses incurred at Lexington Technologies, the Rubber Group's new mold manufacturing and engineering operation. Selling and administrative expenses as a percentage of net sales decreased during 1997 compared to 1996 primarily because such expenses are partially fixed in nature. During 1997 and 1996, selling and administrative expenses included deprecation and amortization of $419,000 and $413,000, respectively.

        During 1996, net sales of the Rubber Group increased by $12,820,000, or 20.6%, compared to 1995. This increase was primarily due to increased unit sales of connector seals and insulators for automotive wiring systems and, to a lesser extent, increased sales of medical components and tooling.

        During 1996, income from operations totaled $10,822,000, an increase of $3,318,000, or 44.2%, compared to 1995. Cost of sales as a percentage of net sales decreased during 1996 compared to 1995, primarily due to the reduced cost of certain materials, the sale of the company's Extruded and Lathe-Cut Products division, which recorded operating losses during 1995 until its sale on June 30, 1995, and lower factory overhead expense as a percentage of net sales. Factory overhead expense as a percentage of net sales was lower in 1996 primarily because such expenses are partially fixed in nature. The improvement in factory overhead expense as a percentage of net sales was offset by increased depreciation and amortization, which totaled $5,183,000, or 6.9% of net sales, during 1996, compared to $3,731,000, or 6.0% of net sales, during 1995, and by start-up expenses incurred at Lexington Technologies. Selling and administrative expenses as a percentage of net sales decreased to 6.4% in 1996 from 6.7% in 1995 primarily because such expenses are partially fixed in nature. During 1996 and 1995, selling and administrative expenses included depreciation and amortization of $413,000 and $375,000, respectively.

        During the first quarter of 1997, the Company and Delphi Packard Electric entered into an agreement that will govern, through 2001, the purchase of substantially all of the component parts that the Company currently sells to Delphi Packard Electric. Under the terms of the agreement,
(i) the Company agreed to sell and Delphi Packard Electric agreed to purchase approximately 100% of Delphi Packard Electric's requirements for all specified component parts, (ii) the Company warranted that the specified components will remain competitive in terms of technology, design, and quality, (iii) the selling prices of the specified components will be adjusted to reflect increases or decreases in material costs, and (iv) the selling prices of the specified components will be reduced by certain specified amounts in each of the five years covered by the agreement. Although there can be no assurance given, the Company currently believes that it will be able to offset a portion of the price reductions granted to Delphi Packard Electric through reductions in direct manufacturing costs and that a portion of such price reductions will be offset by greater absorption of manufacturing overhead as a result of volume increases.

        METALS GROUP

        The Metals Group manufactures aluminum, magnesium, and zinc die castings and machines aluminum, brass, and steel components. During 1997, 1996, and 1995, net sales to automotive industry customers represented 42.8%, 36.3%, and 34.2%, respectively, of the Metals Group's net sales. The majority of the net sales to automotive industry customers represented sales of components for airbag initiators and inflators. The three largest customers of the Metals Group accounted for 23.5%, 20.4%, and 32.1% of the Metals Group's net sales during 1997, 1996, and 1995, respectively. Loss of a significant amount of business from any of the Metals Group's large customers could have a material adverse effect upon the Metals Group and the Company as a whole if such business were not replaced by additional business from existing or new customers.

        The following table sets forth the operating results of the Metals Group for 1997, 1996, and 1995 (dollar amounts in thousands):


                                                                     YEARS ENDED DECEMBER 31
                                                 ----------------------------------------------------------------
                                                       1997                   1996                    1995
                                                 -----------------      -----------------       -----------------
Net sales                                       $  37,421    100.0%    $  39,750    100.0%     $  41,996    100.0%
Cost of sales                                      34,726     92.8        35,536     89.4         34,138     81.3

                                                 --------   ------      --------   ------       --------   ------
Gross profit                                        2,695      7.2         4,214     10.6          7,858     18.7
Selling and administrative expenses                 4,275     11.4         4,433     11.2          3,712      8.8
                                                 --------   ------      --------   ------       --------   ------

Income/(loss) from operations                   $  (1,580)    (4.2)%   $    (219)   (0.6)%     $   4,146      9.9%
                                                 ========   ======      ========   ======       ========   ======

        During 1997, net sales of the Metals Group decreased by $2,329,000, or 5.9%, compared to 1996. This reduction resulted primarily from lower net sales of a variety of components at Lexington Machining and Lexington Die Casting caused, in part, by the Company's planned elimination of certain customers who generated short-run production and a $1,400,000 reduction in sales to a customer who decided to manufacture internally most of the components previously manufactured for it by Lexington Machining. These reductions were offset, in part, by an increase in net sales of airbag components by Lexington Safety Components.

        During 1997, the Metals Group incurred a loss from operations of $1,580,000, compared to a loss from operations of $219,000 during 1996. While material and direct labor costs as a percentage of net sales decreased during 1997, manufacturing overhead as a percentage of net sales increased, primarily due to (i) underabsorption of fixed overhead caused by reduced sales at Lexington Machining and Lexington Die

Casting and lower-than-anticipated net sales at Lexington Safety Components,
(ii) start-up expenses related to the production of new airbag components and the installation of new metal machining equipment at Lexington Safety Components, (iii) increased depreciation, which totaled $2,969,000, or 7.9% of net sales, during 1997, compared to $2,534,000, or 6.4% of net sales, during 1996, (iv) increased indirect labor costs resulting, in part, from the hiring of additional technical and professional staff, and (v) the write-down of certain equipment held for sale. Reduced selling and administrative expenses resulted primarily from a reduction in commissions paid to sales representatives who were terminated during the last quarter of 1996 and the first quarter of 1997, offset, in part, by increased personnel expense and the accrual of certain litigation expenses. During 1997 and 1996, selling and administrative expenses included depreciation and amortization of $172,000 and $104,000, respectively.

        During 1996, net sales of the Metals Group decreased by $2,246,000, or 5.3%, compared to 1995. This reduction resulted from lower sales at Lexington Die Casting, primarily due to reduced sales of components for computers and business machines. An increase in the net sales of a variety of components at Lexington Machining and Lexington Safety Components was substantially offset by a $3,860,000 decline in net sales of a single automotive airbag component to TRW Vehicle Safety Systems, Inc., which resulted from the planned phaseout during 1995 and 1996 of the inflator system in which the component was used.

        During 1996, the Metals Group incurred a loss from operations of $219,000, compared to income from operations of $4,146,000 in 1995. The loss from operations resulted primarily from (i) loss of profits as a result of lower sales of die castings and the single airbag component, (ii) increased cost of sales because of start-up expenses related to the production of new airbag components, (iii) increased depreciation, which totaled $2,534,000, or 6.4% of net sales, during 1996, compared to $1,970,000, or 4.7% of net sales, during 1995, and (iv) increases in a variety of other factory overhead expenses caused, in part, by the installation of new equipment and the hiring and relocation of additional technical and professional staff. Selling and administrative expenses increased by $721,000, or 19.4%, during 1996, primarily as a result of increased legal costs and increased personnel costs resulting, in part, from the hiring of additional professional staff. During 1996 and 1995, selling and administrative expenses included depreciation and amortization of $104,000 and $75,000, respectively.

        During 1996, the Company commenced a program to try to increase net sales, profitability, and operating cash flow of the Metals Group. Actions taken included (i) hiring of new technical and professional staff with the goal of improving the Metals Group's manufacturing processes, quality systems, and administrative capabilities, (ii) formation of Lexington Safety Components as a separate business unit with its own management team, (iii) elimination of sales representatives and hiring of additional in-house sales personnel,
(iv) purchases of additional equipment and construction of an additional 44,000 square feet of manufacturing and office space at Lexington Safety Components,
(v) reduction of low-volume production, (vi) focus on higher-volume business in target markets, and (vii) enhancement of quality systems at a number of facilities in order to obtain QS 9000 certification.

        The Company's efforts to improve the operating profit and cash flow of the Metals Group by eliminating short-run business and by repositioning the operating companies in the Metals Group so that they can compete effectively for high-volume components in target markets adversely affected the operating profit and cash flow of the Metals Group during 1997. The Company believes that, even though the Metals Group is expected to obtain new higher-volume customer orders during the second half of 1998, the repositioning of the Metals Group will continue to adversely affect the profitability of the Metals Group throughout much of 1998.

        CORPORATE OFFICE

        Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $2,095,000, $2,038,000, and $1,993,000 during 1997, 1996, and 1995, respectively.

        INTEREST EXPENSE

        During 1997, 1996, and 1995, interest expense totaled $9,065,000, $8,542,000, and $7,585,000, respectively. The increases in 1997 and 1996 were caused primarily by increases in average borrowings outstanding in both years.

        OTHER INCOME

        In December 1997, the Company received a payment in the amount of $425,000 in settlement of litigation between certain stockholders of ComFed Bancorp, Inc., including the Company, and ComFed Bancorp, Inc. and certain of its officers and directors.

        On June 30, 1995, the Company sold the Extruded and Lathe-Cut Products Division of the Rubber Group for cash and the assumption by the purchaser of certain liabilities, which resulted in a pretax gain of $578,000.

        PROVISION FOR INCOME TAXES

        During 1997, the provision for income taxes consisted primarily of
(i) federal alternative minimum taxes and (ii) the reversal of a tax credit recorded in 1996 based on the projected utilization of federal net operating loss carryforwards in 1997.

        During 1996, the provision for income taxes consisted of (i) federal alternative minimum taxes, (ii) state income taxes, (iii) the reversal of a tax credit recorded in 1995, and (iv) the recognition of a tax credit based on the projected utilization of federal net operating loss carryforwards in 1997.

        The income tax provision otherwise recognizable during 1995 was reduced by (i) the utilization of portions of the Company's tax loss carryforwards and tax credit carryforwards and (ii) a $265,000 reduction in the Company's valuation allowance to recognize the portion of its federal net operating loss carryforwards that the Company expected to utilize during 1996.

        (For additional information concerning income taxes and related matters, see Note 9 to the consolidated financial statements in Part II, Item 8.)

LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES

        During 1997, the operating activities of the Company provided $7,529,000 of cash.

        Trade receivables decreased by $759,000, primarily because in January 1997 the Company received a payment of $1,612,000 that was due in December 1996 from its largest customer. Trade accounts payable decreased by $1,706,000, primarily because trade accounts payable related to the purchase of plant, equipment, and customer-owned tooling decreased by $849,000 during 1997, from $4,305,000 at December 31, 1996, to $3,456,000 at December 31, 1997, and because the Company reduced all other accounts payable balances at December 31, 1996, to levels that the Company believes are customary in the industries in which it operates. Deferred income taxes decreased by $585,000 primarily because of the elimination of a net deferred tax asset.

        INVESTING ACTIVITIES

        During 1997, the investing activities of the Company used $16,726,000 of cash, primarily for capital expenditures.

        The following table sets forth capital expenditures for the Rubber Group, the Metals Group, and the corporate office during 1997, 1996, and 1995 (dollar amounts in thousands):


                                         YEARS ENDED DECEMBER 31
                                   -----------------------------------
                                     1997         1996          1995         TOTAL
                                     ----         ----          ----         -----

     Rubber Group:
         Equipment                $   6,632     $  5,869     $   8,487     $  20,988
         Land and buildings             203        2,959         4,097         7,259
                                   --------      -------      --------      --------
                                      6,835        8,828        12,584        28,247
                                   --------      -------      --------      --------

     Metals Group:
         Equipment                    5,542        6,012         3,384        14,938
         Land and buildings           3,393          840         1,918         6,151
                                   --------      -------      --------      --------
                                      8,935        6,852         5,302        21,089
                                   --------      -------      --------      --------

     Corporate offices:
         Equipment                       20           28            16            64
         Land and buildings               -            -             -             -
                                   --------      -------      --------      --------
                                         20           28            16            64
                                   --------      -------      --------      --------

     Total company:
         Equipment                    12,194      11,909        11,887        35,990
         Land and buildings            3,596       3,799         6,015        13,410
                                    --------      ------       -------     ---------

                                     $15,790    $ 15,708     $  17,902     $  49,400
                                   =========     =======       =======     =========

        The Company estimates that approximately $6,000,000 of capital expenditures are required annually to rebuild or replace existing equipment or to effect cost reductions and that the balance of capital expenditures is for the expansion of facilities and the purchase of production equipment to meet increased demand for component parts.

        The Company presently projects that capital expenditures will total approximately $13,679,000 during 1998, including $13,044,000 for equipment and $635,000 for buildings. Capital expenditures for the Rubber Group, the Metals Group, and the corporate office are projected to total $7,714,000, $5,945,000, and $20,000, respectively. At December 31, 1997, the Company had commitments outstanding for capital expenditures totaling approximately $3,081,000. The Company anticipates that, although no assurance can be given, the funds needed for capital expenditures in 1998 will be provided by cash flows from operations, borrowings available to the Company under existing financing agreements, and additional borrowings that the Company believes it will be able to obtain. (See also "Liquidity" in this Item 7.)

        During 1997, $791,000 of funds was used to pay for a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce component parts. An additional

$192,000 of funds was used to manufacture or purchase tooling that was sold to customers with payment terms exceeding one year.

        FINANCING ACTIVITIES

        During 1997, the financing activities of the Company provided $9,218,000 of cash.

        During 1997, the Company obtained new term loans in the aggregate amount of $43,492,000. Proceeds from the new term loans financed $2,473,000 of capital expenditures and refinanced $22,790,000 of existing term loans and $18,229,000 of loans outstanding under the Company's revolving line of credit.

        Borrowings under the Company's revolving line of credit decreased by $5,342,000 during 1997, primarily due to the refinancings described above. At December 31, 1996, $6,856,000 of loans outstanding under the revolving line of credit were classified as long-term debt because they were refinanced under long-term agreements before the consolidated financial statements for the year ended December 31, 1996, were issued.

        LIQUIDITY

        The Company finances its operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under the Company's revolving line of credit. The ability of the Company to borrow under its revolving line of credit is subject to, among other things, covenant compliance and certain availability formulas based on the levels of trade receivables and inventories of the Company. From time to time, the Company has amended financial covenants contained in the various loan agreements to which it is a party in order to maintain or otherwise ensure compliance with such covenants, including amendments effected during 1997 and the first quarter of 1998. Such amendments may continue to be required to the extent, if any, that the Company's financial results or performance vary from expectations, and there can be no assurance that the Company will be successful in obtaining such amendments. The failure to obtain such amendments could adversely affect the Company's ability to obtain continued borrowings under such agreements.

        The Company operates with substantial financial leverage and limited liquidity. As a result of increased borrowings during 1997, aggregate indebtedness of the Company, excluding trade accounts payable, increased by $9,803,000 to $87,502,000. During 1997, interest and scheduled principal payments totaled $8,684,000 and $5,560,000, respectively. During 1998, interest and principal payments are projected to be approximately $9,500,000 and $6,500,000, respectively.

        The Company had a net working capital deficit of $4,175,000 at December 31, 1997. Loans of $8,840,000 outstanding under the revolving line of credit were classified as short-term debt at December 31, 1997. Although the expiration date of the revolving line of credit is April 1, 2000, these loans are classified as current liabilities because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company.

        At March 25, 1998, availability under the Company's revolving line of credit totaled $2,227,000 before outstanding checks of $1,417,000 were deducted. The Company currently has equipment lines of credit in the aggregate amount of $5,765,000 that can be used to finance all or a portion of the cost of certain equipment.

        During 1998, the Company anticipates that, in addition to its projected cash flow from operations, new borrowings in the amount of approximately $5,800,000 will be required to meet the Company's projected working capital and debt service requirements and to fund capital expenditures currently anticipated by the Company. Although no assurance can be given, the Company currently believes that cash flows from operations, borrowings available to the Company under existing financing agreements, and additional borrowings that the Company believes it will be able to obtain should be adequate to meet its projected working capital and debt service requirements and to fund capital expenditures currently anticipated by the Company during 1998 and thereafter. If cash flows from operations or availability under existing and new financing agreements fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, and/or extend trade accounts payable balances beyond terms that the Company believes are customary in the industries in which it operates or to consider other alternatives designed to enhance the Company's liquidity or to obtain relief from its obligations. Any such actions could have an adverse effect upon the Company.

        The Company's 12.75% senior subordinated notes, 10.5% senior note, and 14% junior subordinated notes, which have an aggregate principal balance of $40,567,000 mature on February 1, 2000, and the Company's revolving line of credit expires on April 1, 2000. Although the Company currently believes that it has or will have the ability to refinance these obligations on or before their maturity or expiration dates, there are many factors that will affect the Company's ability to do so. Accordingly, there can be no assurance that the Company will be successful in refinancing such obligations. (For information concerning the scheduled maturities of all of the Company's long-term debt, see
Note 5 to the consolidated financial statements in Part II, Item 8.)

        Certain of the Company's financing arrangements, which are secured by substantially all of the Company's assets and the stock of one of its subsidiaries, contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage and impose limitations on the Company's ratio of debt to equity. The covenants also place certain restrictions on the Company's business and operations, including the incurrence or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions.

ACQUISITIONS

        The Company is seeking to acquire assets and businesses related to its current operations in order to expand its existing operations. Depending on the size, terms, and other aspects of such acquisitions, the Company may be required to obtain additional financing and, in some cases, the consents of its existing lenders. The Company's ability to effect acquisitions may be dependent upon its ability to obtain such financing and, to the extent applicable, consents.

INFLATION

        Many customers of the Company will not accept price increases from the Company to compensate for increases in labor and overhead expenses that result from inflation. Fluctuations in material costs generally are passed through to customers. In certain cases in which the Company commits to a fixed material cost for a specified time period, the Company generally obtains a similar offsetting commitment from its material supplier. To offset inflationary costs that the Company cannot pass through to its customers and to maintain or improve its operating margins, the Company attempts to improve its production efficiencies and manufacturing processes.

ENVIRONMENTAL MATTERS

        The Company has been named from time to time as one of numerous potentially responsible parties under applicable environmental laws for restoration costs at waste-disposal sites, as a third-party defendant in cost-recovery actions pursuant to applicable environmental laws, and as a defendant or potential defendant in various other environmental law matters. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion; although there can be no assurance as to the outcome of existing or potential environmental litigation, in the event such litigation were commenced, based upon the information currently available to the Company, the Company believes that the outcome of such actions will not have a material adverse effect upon its financial position. (For information concerning certain other commitments and contingencies of the Company, see Note 13 to the consolidated financial statements in Part II, Item 8.)

RECENTLY ISSUED ACCOUNTING STANDARDS

        STATEMENT OF POSITION NO. 96-1, ENVIRONMENTAL REMEDIATION LIABILITIES

        During 1997, the Company adopted "Statement of Position No. 96-1, Environmental Remediation Liabilities" ("SOP 96-1"), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Adoption of SOP 96-1, which clarified the recording of loss contingencies for environmental liabilities, did not have a material effect on the Company's consolidated financial position or results of operations.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE

        During 1997, the Company adopted "Statement of Financial Accounting Standards No. 128, Earnings per Share" ("FAS 128"). FAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options, convertible securities, and other potentially dilutive securities. All previously reported earnings per share amounts have been restated to conform to the FAS 128 requirements. The recalculated earnings per share data is the same as the earnings per share data previously reported by the Company.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, REPORTING COMPREHENSIVE INCOME

        In June 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal periods beginning after December 15, 1997. This statement established standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. The adoption of FAS 130 by the Company during the first quarter of 1998 will not have a material effect on the Company's consolidated financial position or results of operation.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        In June 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for fiscal periods beginning after December 15, 1997. FAS 131 established standards for the way public enterprises report information about operating segments in annual and interim financial statements, including related disclosures about products, geographic areas, and major customers. FAS 131 requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The adoption of FAS 131 by the Company during the fourth quarter of 1998 will not have a material effect on the Company's consolidated financial position or results of operations.

YEAR 2000 CONVERSION

        The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. Based upon a review of its technology and software, the Company has concluded that there are no material issues regarding its Year 2000 compliance that will not be resolved through normal equipment and software upgrades and replacements that will be made through 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company.

                       THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                 TABLE OF CONTENTS

                                                                                                    Page

              Report of Independent Auditors.........................................................21

              Consolidated Balance Sheet at December 31, 1997 and 1996...............................22

              Consolidated Statement of Operations for the Years Ended
                December 31, 1997, 1996, and 1995....................................................24

              Consolidated Statement of Stockholders' Deficit for
                the Years Ended December 31, 1997, 1996, and 1995....................................25

              Consolidated Statement of Cash Flows for the Years Ended
                December 31, 1997, 1996, and 1995....................................................26

              Notes to Consolidated Financial Statements.............................................27

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Lexington Precision Corporation and subsidiaries at December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997. Our audits also included the financial statement schedule listed in the table of contents in Part IV, Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                         ERNST & YOUNG LLP


Cleveland, Ohio
March 25, 1998

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)


                                                                                   DECEMBER 31
                                                                          ------------------------------
                                                                             1997                1996
                                                                             ----                ----
ASSETS:

     Current assets:
          Cash                                                            $      208           $     187
          Trade receivables                                                   17,579              16,820
          Inventories                                                          9,031               8,899
          Prepaid expenses and other assets                                    3,438               3,211
          Deferred income taxes                                                1,572               1,728
                                                                           ---------            --------
              Total current assets                                            31,828              30,845
                                                                           ---------            --------

     Plant and equipment:
          Land                                                                 1,533               1,533
          Buildings                                                           23,426              19,915
          Equipment                                                           78,922              68,232
                                                                           ---------            --------
                                                                             103,881              89,680
          Accumulated depreciation                                            44,451              36,380
                                                                           ---------            --------
              Plant and equipment, net                                        59,430              53,300
                                                                           ---------            --------

     Excess of cost over net assets of businesses acquired, net                9,094               9,410
                                                                           ---------            --------

     Other assets, net                                                         3,772               3,475
                                                                           ---------            --------

                                                                          $  104,124           $  97,030
                                                                           =========            ========















See notes to consolidated financial statements.         (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)


                                                                                   DECEMBER 31
                                                                          ------------------------------
                                                                             1997                1996
                                                                             ----                ----

LIABILITIES AND STOCKHOLDERS' DEFICIT:

     Current liabilities:
          Trade accounts payable                                          $   12,628           $  14,334
          Accrued expenses                                                     8,495               8,282
          Short-term debt                                                      8,840               7,326
          Current portion of long-term debt                                    6,040               5,225
                                                                           ---------            --------
               Total current liabilities                                      36,003              35,167
                                                                           ---------            --------

     Long-term debt, excluding current portion                                72,622              65,148
                                                                           ---------            --------

     Deferred income taxes and other long-term liabilities                     1,746               1,307
                                                                           ---------            --------

     Redeemable preferred stock, $100 par value,
       at redemption value                                                       840                 930
     Excess of redemption value over par value                                  (420)               (465)
                                                                           ---------            --------
         Redeemable preferred stock at par value                                 420                 465
                                                                           ---------            --------

     Stockholders' deficit:
         Common stock, $.25 par value, 10,000,000
           shares authorized, 4,348,951 shares issued                          1,087               1,087
         Additional paid-in-capital                                           12,313              12,395
         Accumulated deficit                                                 (19,850)            (18,322)
         Cost of common stock in treasury, 85,915 shares                        (217)               (217)
                                                                           ---------            --------
              Total stockholders' deficit                                     (6,667)             (5,057)
                                                                           ---------            --------

                                                                          $  104,124           $  97,030
                                                                           =========            ========







See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                                           YEARS ENDED DECEMBER 31
                                                                   ----------------------------------------
                                                                     1997            1996           1995
                                                                     ----            ----           ----

Net sales                                                         $  118,631      $  114,872     $  104,298

Cost of sales                                                         99,422          95,051         84,761
                                                                   ---------       ---------      ---------

          Gross profit                                                19,209          19,821         19,537

Selling and administrative expenses                                   11,425          11,256          9,880
                                                                   ---------       ---------      ---------

          Income from operations                                       7,784           8,565          9,657

Interest expense                                                       9,065           8,542          7,585

Other income                                                             425               -            641
                                                                   ---------       ---------      ---------

          Income/(loss) before income taxes                             (856)             23          2,713

Provision for income taxes                                               672              40            425
                                                                   ---------       ---------      ---------

          Net income/(loss)                                           (1,528)            (17)         2,288

Preferred stock dividends                                                 37              41             44

Excess of redemption value over par value of preferred
   stock redeemed during year                                             45              45             45
                                                                   ---------       ---------      ---------

          Net income/(loss) attributable to common
             stockholders                                         $   (1,610)     $     (103)    $    2,199
                                                                   =========       =========      =========



Net income/(loss) per common share:

          Basic                                                   $    (0.38)     $    (0.02)    $     0.52
                                                                   =========       =========      =========

          Diluted                                                 $    (0.38)     $    (0.02)    $     0.49
                                                                   =========       =========      =========



See notes to consolidated financial statements.
                                      -24-

                         LEXINGTON PRECISION CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (THOUSANDS OF DOLLARS)


                                                      ADDITIONAL                                     TOTAL
                                          COMMON       PAID-IN-     ACCUMULATED     TREASURY     STOCKHOLDERS'
                                          STOCK        CAPITAL        DEFICIT        STOCK          DEFICIT

Balance at December 31, 1994            $   1,087     $  12,659     $  (20,593)    $    (368)      $  (7,215)
                                         ========      ========      =========      ========        ========

Net income                                      -             -          2,288             -           2,288
Preferred stock dividends
  and redemptions                               -           (89)             -             -             (89)
Issuance of common shares                       -           (23)             -            63              40
                                         --------      --------      ---------      --------        --------

Balance at December 31, 1995            $   1,087     $  12,547     $  (18,305)    $    (305)      $  (4,976)
                                         ========      ========      =========      ========        ========

Net loss                                        -             -            (17)            -             (17)
Preferred stock dividends
  and redemptions                               -           (86)             -             -             (86)
Issuance of common shares                       -           (66)             -            88              22
                                         --------      --------      ---------      --------        --------

Balance at December 31, 1996            $   1,087     $  12,395     $  (18,322)    $    (217)      $  (5,057)
                                         ========      ========      =========      ========        ========

Net loss                                        -             -         (1,528)            -          (1,528)
Preferred stock dividends
  and redemptions                               -           (82)             -             -             (82)
Issuance of common shares                       -             -              -             -               -
                                         --------      --------      ---------      --------        --------

Balance at December 31, 1997            $   1,087     $  12,313     $  (19,850)    $    (217)      $  (6,667)
                                         ========      ========      =========      ========        ========













See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)


                                                                                     YEARS ENDED DECEMBER 31
                                                                                ----------------------------------
                                                                                  1997         1996         1995
                                                                                  ----         ----         ----

OPERATING ACTIVITIES:

     Net income/(loss)                                                         $  (1,528)   $     (17)   $   2,288
     Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
          Depreciation                                                             8,558        7,129        5,228
          Amortization included in operating expense                               1,280        1,138          941
          Amortization included in interest expense                                  171          429          280
          Deferred income taxes                                                      585         (320)        (265)
          Changes in operating assets and liabilities that provided/(used) cash:
               Trade receivables                                                    (759)      (3,861)        (481)
               Inventories                                                          (132)        (794)          81
               Prepaid expenses and other assets                                     462         (971)         (55)
               Trade accounts payable                                             (1,706)       3,706          139
               Accrued expenses                                                      213        1,710          382
          Other                                                                      385           44         (641)
                                                                                --------     --------     --------
               Net cash provided by operating activities                           7,529        8,193        7,897
                                                                                --------     --------     --------

INVESTING ACTIVITIES:

     Purchases of plant and equipment                                            (15,790)     (15,708)     (17,902)
     Decrease/(increase) in equipment deposits                                      (147)          37           20
     Proceeds from sales of equipment                                                142          211          998
     Expenditures for tooling owned by customers                                    (791)        (949)        (958)
     Other                                                                          (140)        (851)        (192)
                                                                                --------     --------     --------
               Net cash used by investing activities                             (16,726)     (17,260)     (18,034)
                                                                                --------     --------     --------

FINANCING ACTIVITIES:

     Net increase/(decrease) in short-term debt                                    1,514         (196)       2,470
     Proceeds from issuance of long-term debt                                     43,492       22,031       15,566
     Repayment of long-term debt                                                 (35,206)     (12,257)      (7,263)
     Other                                                                          (582)        (442)        (597)
                                                                                --------     --------     --------
               Net cash provided by financing activities                           9,218        9,136       10,176
                                                                                --------     --------     --------

Net increase in cash                                                                  21           69           39
Cash at beginning of year                                                            187          118           79
                                                                                --------     --------     --------

Cash at end of year                                                            $     208    $     187    $     118
                                                                                ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Interest paid                                                             $   8,684    $   8,167    $   7,299
     Income taxes paid                                                         $     689    $     381    $      99

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

        USE OF ESTIMATES

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturities at the time of purchase of less than three months to be cash equivalents.

        INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):

                                                     DECEMBER 31
                                                 -------------------
                                                  1997         1996
                                                  ----         ----

     Finished goods                             $ 3,654      $ 3,615
     Work in process                              1,658        2,360
     Raw materials and purchased parts            3,719        2,924
                                                 ------       ------

                                                $ 9,031      $ 8,899
                                                 ======       ======

        PLANT AND EQUIPMENT

        Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (15 to 32 years for buildings and 3 to 10 years for equipment). When property is retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated. Maintenance and repair expenses were $3,766,000, $3,612,000, and $3,167,000 for 1997, 1996, and
1995, respectively. Maintenance and repair expenses are charged against income as incurred, while major improvements that increase the useful life of plant and equipment are capitalized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED

        Excess of cost over net assets of businesses acquired (goodwill) is amortized on the straight-line method, principally over 40 years. At December 31, 1997 and 1996, accumulated amortization of goodwill was $2,896,000 and $2,580,000, respectively. During each of 1997, 1996, and 1995, amortization of goodwill totaled $316,000. In accordance with "Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of," the carrying value of goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Based upon such review, the Company believes that no impairment of goodwill existed at December 31, 1997.

        DEFERRED FINANCING COSTS

        Deferred financing costs are amortized over the lives of the related debt instruments.

        NET INCOME OR LOSS PER COMMON SHARE

        During 1997, the Company adopted "Financial Accounting Standard No. 128, Earnings per Share" ("FAS 128"), which sets forth the procedures for reporting basic and diluted income or loss per share. The recalculation of income or loss per share data for 1996 and 1995, using FAS 128 procedures, did not require a restatement of the income or loss per share data for either of those years.

        Basic net income or loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net income or loss per share is calculated after giving effect to all potential common shares that were dilutive and outstanding, using the treasury stock method. Potential common shares are securities (such as stock options, convertible debt securities, and convertible preferred stock) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion rights. For purposes of the net income or loss per common share calculations, net income or loss has been reduced by preferred stock dividends and the amount by which payments made to redeem shares of preferred stock exceeded the par value of such shares.

        REVENUE RECOGNITION

        Substantially all of the Company's revenues result from the sale of rubber and metal component parts. The Company recognizes revenue from product sales upon shipment and passage of title to customers according to shipping schedules and terms of sale mutually agreed to by the Company and its customers.

        REPORTING COMPREHENSIVE INCOME

        In June 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal periods beginning after December 15, 1997. This statement established standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. The adoption of FAS 130 by the Company during the first quarter of 1998 will not have a material effect on the Company's consolidated financial position or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for 1996 and 1995 have been reclassified to conform to the 1997 presentation.

NOTE 2 -- PREPAID EXPENSES AND OTHER ASSETS

        At December 31, 1997 and 1996, other current assets included $2,379,000 and $2,249,000, respectively, of tooling manufactured or purchased by the Company pursuant to purchase orders issued by customers of the Company. Upon customer approval of the components produced by such tooling, which normally takes less than 90 days, the customer pays for the tooling in accordance with previously agreed-upon terms.

NOTE 3 -- OTHER NONCURRENT ASSETS

        The Company has paid for a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce component parts. The payments have been recorded as a noncurrent asset and are amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 1997 and 1996, other noncurrent assets of the Company included $1,395,000 and $1,449,000, respectively, representing the unamortized portion of such capitalized payments. During 1997, 1996, and 1995, the Company amortized $964,000, $822,000, and
$626,000, respectively, of such capitalized payments.

NOTE 4 -- ACCRUED EXPENSES

        Accrued expenses at December 31, 1997 and 1996, are summarized below (dollar amounts in thousands):


                                                    DECEMBER 31
                                                 ------------------
                                                 1997          1996
                                                 ----          ----

              Employee fringe benefits         $ 2,763      $ 2,366
              Interest                           1,964        1,754
              Salaries and wages                 1,580        1,938
              Taxes                              1,040          968
              Other                              1,148        1,256
                                                ------       ------

                                               $ 8,495      $ 8,282
                                               =======      =======

NOTE 5 -- DEBT

        At December 31, 1997 and 1996, short-term debt consisted of loans outstanding under the Company's revolving line of credit. At December 31, 1997, availability under the revolving line of credit totaled $6,753,000, before outstanding checks of $1,935,000 and debt service payments of $729,000 due on January 1, 1998, were deducted. At December 31, 1996, $6,856,000 of loans outstanding under the revolving line of credit were classified as long-term debt because they were refinanced under long-term agreements before the consolidated financial statements for 1996 were issued. At December 31, 1997, loans outstanding under the revolving line of credit accrued interest at the prime rate plus 0.25% and the London Interbank Offered Rate ("LIBOR") plus 2.75%. At December 31, 1997, 1996, and 1995, the weighted-average interest rates on borrowings under the revolving line of credit were 8.74%, 9.04%, and 9.06%, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Long-term debt at December 31, 1997 and 1996, is set forth below (dollar amounts in thousands):


                                                                                             DECEMBER 31
                                                                                   --------------------------------
                                                                                      1997               1996
                                                                                      ----               ----
Long-term secured debt:
    Revolving line of credit, prime rate plus 1% and LIBOR plus 3.25%
      (9.04% at December 31, 1996)                                                  $      -          $   6,856(1)
    Term loan payable in equal monthly principal installments, final
      maturity in 2000, 75% of prime rate (6.19% at December 31, 1996)                     -                398(1)
    Term loans payable in equal monthly principal installments, final
      maturities in 2000, LIBOR plus 3.0% (8.69% at December 31, 1996)                     -              4,369(1)
    Term loan payable in increasing monthly principal installments,
      final maturity in 2000, 12%                                                      1,573              2,136
    Term loans payable in equal monthly principal installments based on
      a 180-month amortization schedule, final maturities in 2001, 8.37%               3,153              3,389
    Term loan payable in equal monthly principal installments, final maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75% at December
      31, 1997, prime rate plus 0.75% and LIBOR plus 3.00% at
      December 31, 1996 (8.73% at December 31, 1997)                                   1,742              1,560
    Term loans payable in equal monthly principal installments, final
      maturities in 2002, LIBOR plus 2.75% (8.53% at December 31, 1997)                3,330                  -
    Term loan payable in equal monthly principal installments based on
      a 180-month amortization schedule, final maturity in 2002, 9.37%                 1,511                  -
    Term loan payable in equal monthly principal installments based on
      a 180-month amortization schedule, final maturity in 2002, 9%                    2,933                  -
    Term loans payable in equal monthly principal installments, final maturities in 2002 and 2003, prime rate plus 1% and LIBOR plus
      3.25% (8.83% at December 31, 1996)                                                   -             17,626(1)
    Term loan, interest only until March 1, 1998, then payable in
      60 equal monthly installments, final maturity in 2003, prime rate
      plus 0.75% (9.25% at December 31, 1997)                                            468                  -
    Term loans payable in equal monthly principal installments, final maturity in 2003, prime rate plus 0.25% and LIBOR plus 2.75% at December
      31, 1997, prime rate plus 1% and LIBOR plus 3.25% at
      December 31, 1996 (8.72% at December 31, 1997)                                     613(2)             734(2)
    Term loans payable in equal monthly principal installments, final maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%
      (8.72% at December 31, 1997)                                                    22,580(2)               -
                                                                                     -------           --------
         Total long-term secured debt                                                 37,903             37,068
                                                                                     -------           --------








                                                       (continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             DECEMBER 31
                                                                                   --------------------------------
                                                                                      1997               1996
                                                                                      ----               ----
Long-term unsecured debt:
    10.5% senior note, due 2000                                                     $  7,500          $       -
    12.75% senior subordinated notes, due 2000                                        31,720             31,717
    14% junior subordinated convertible notes, due 2000, convertible
      into 440,000 shares of common stock                                              1,000              1,000
    14% junior subordinated nonconvertible notes, due 2000                               347                347
    Other unsecured obligations                                                          192                241
                                                                                     -------           --------
         Total long-term unsecured debt                                               40,759             33,305
                                                                                     -------           --------

         Total long-term debt                                                         78,662             70,373

         Less current portion                                                          6,040              5,225
                                                                                     -------           --------

              Total long-term debt, excluding current portion                       $ 72,622          $  65,148
                                                                                     =======           ========

------------------------------

             (1)Refinanced under long-term agreements before the consolidated financial statements for the period were issued. Amounts classified as secured or unsecured and amounts reflected in current portion are based upon the terms of the new borrowings.

             (2)Maturity date can be accelerated by the lender if the
                Company's revolving line of credit expires prior to the stated maturity date of the term loan.


        The loans outstanding under the Company's revolving line of credit and the secured term loans listed above are collateralized by substantially all of the assets of the Company, including trade receivables, inventories, equipment, certain real estate, and the stock of one of the Company's subsidiaries.

        SCHEDULED MATURITIES OF LONG-TERM DEBT

        Scheduled maturities of long-term debt for the years ending December 31 are listed below (dollar amounts in thousands):

                        1998                         $   6,040
                        1999                             6,128
                        2000                            46,189
                        2001                             7,619
                        2002 and future years           12,686
                                                     ---------

                                                     $  78,662
                                                     =========

        RESTRICTIVE COVENANTS

        Certain of the Company's financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage and impose limitations on the Company's ratio of debt to equity. The covenants also place certain restrictions on the Company's business and operations, including the incurrence or assumption of additional debt, the sale of all or substantially all

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions.

        Effective December 31, 1997, the Company and one of its lenders amended two financial covenants in the financing agreement between the Company and the lender. In the absence of the amendment, the Company would have failed to meet such covenants at December 31, 1997. In addition, effective January 31, 1998, the Company and the lender amended one of the previously amended financial covenants because, based on the Company's current business plan, the Company might have failed to meet such covenant during 1998.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company believes that, at December 31, 1997, the fair value of the secured term loans and the loans outstanding under the revolving line of credit approximately equaled the carrying value of such loans.

        The Company believes that the 12.75% senior subordinated notes traded at approximately par value, which equated to carrying value, during the fourth quarter of 1997 and the first quarter of 1998.

        The Company believes that, based on the market valuation of the 12.75% senior subordinated notes, the 14% junior subordinated nonconvertible notes would be valued at approximately par value, which equated to carrying value. The Company believes that the 14% junior subordinated convertible notes would also be valued at approximately par value, which equated to carrying value, or at a slight premium above par value.

        The Company believes that, at December 31, 1997, the 10.5% senior note had a fair value of approximately par value, which equated to carrying value, because the terms and conditions of the note, including the rate of interest, were negotiated during the fourth quarter of 1997.

        Estimates of the fair values of the Company's securities are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined definitively. Any change in the market for similar securities, the financial performance of the Company, or interest rates could materially affect the fair value of all of the Company's securities.

        FINANCIAL LEVERAGE AND LIQUIDITY

        The Company operates with substantial financial leverage and limited liquidity. As a result, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity.

NOTE 6 -- PREFERRED STOCK

        REDEEMABLE PREFERRED STOCK

        At December 31, 1997, there were outstanding 4,200 shares of the Company's $8 cumulative convertible redeemable preferred stock, series B, par value $100 ("Redeemable Preferred Stock"). Each share of Redeemable Preferred Stock is (i) entitled to one vote, (ii) redeemable for $200 plus accumulated and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unpaid dividends, (iii) convertible into 14.8148 shares of common stock (subject to adjustment), and (iv) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. On November 30, 1997, 450 shares of Redeemable Preferred Stock were redeemed for $90,000. Further redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Redeemable Preferred Stock annually. Scheduled redemptions for the years 1998 through 2002 aggregate $450,000. For accounting purposes, when Redeemable Preferred Stock is redeemed, the redeemable preferred stock account is reduced by the $100 par value of each share redeemed, and paid-in-capital is charged for the $100 excess of redemption value over par value of each share redeemed. Under the terms of the Redeemable Preferred Stock, the Company may not declare any cash dividends on its common stock if there exists a dividend arrearage on the Redeemable Preferred Stock. During 1997, the Company paid dividends aggregating $37,000 on the Redeemable Preferred Stock. No dividends were in arrears at December 31, 1997.

        OTHER AUTHORIZED PREFERRED STOCK

        The Company's restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% cumulative convertible preferred stock, series A, $100 par value. At December 31, 1997 and 1996, no shares of the series A preferred stock were issued or outstanding.

        The Company's restated certificate of incorporation also provides that the Company is authorized to issue 2,500,000 shares of preferred stock having a par value of $1 per share. At December 31, 1997 and 1996, no shares of the $1 par value preferred stock were issued or outstanding.

NOTE 7 -- COMMON STOCK AND STOCK OPTIONS

        COMMON STOCK, $.25 PAR VALUE

        At December 31, 1997 and 1996, there were 4,263,036 shares of the Company's common stock outstanding and 350,000 shares reserved for issuance under the Company's Restricted Stock Award Plan.

        During 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" ("FAS 123"), which established new standards for the measurement and recognition of stock-based compensation. FAS 123 allows entities to continue using "Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" ("APB 25") to account for the issuance of stock-based compensation with disclosure of the pro forma effect of stock-based compensation on net income and net income per share as if FAS 123 had been adopted. FAS 123 was effective for 1996. The Company continues to use the provisions of APB 25 to account for stock-based compensation.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors, which has generally set the rate at 25% per year on each of the first four anniversaries of the award date. Unless otherwise amended, the restricted stock award plan expires on December 31, 2001.

        No compensation expense has been incurred for the Company's restricted stock award plan during 1997, 1996, or 1995 because no restricted stock was awarded during such years.

        STOCK OPTION PLAN

        Prior to 1997, the Company had an incentive stock option plan that provided for grants to officers and key employees of incentive and nonqualified stock options to purchase shares of the Company's common stock. The exercise prices of options were established by the Compensation Committee of the Company's Board of Directors at a price not less than the market price of the Company's common stock at the date of grant. Options were last granted in 1990. At December 31, 1996, the stock option plan was no longer in effect because no options to purchase common stock were outstanding and no options were available for future grant. The Company applied the intrinsic value method as set forth in APB 25 and related interpretations to account for stock options. Under that method, no compensation expense was recognized on the grant date because on that date the option price equaled the market price of the underlying common stock.

        Activity in the Company's incentive stock option plan during 1995, 1996, and 1997 is summarized below:


                                                                 WEIGHTED-AVERAGE             SHARES
                                                                  EXERCISE PRICE           UNDER OPTION
                                                               ---------------------     ----------------

                Outstanding at December 31, 1994                        $1.042                  60,000
                                                                      ========              ==========

                Granted                                                      -                       -
                Exercised                                               $1.625                  25,000
                Forfeited                                                    -                       -
                                                                      --------              ----------

                Outstanding at December 31, 1995                        $0.625                  35,000
                                                                      ========              ==========

                Granted                                                      -                       -
                Exercised                                               $0.625                  35,000
                Forfeited                                                    -                       -
                                                                      --------              ----------

                Outstanding at December 31, 1996                             -                       -
                                                                      ========              ==========

                Granted                                                      -                       -
                Exercised                                                    -                       -
                Forfeited                                                    -                       -
                                                                      --------              ----------

                Outstanding at December 31, 1997                             -                       -
                                                                      ========              ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- EMPLOYEE BENEFIT PLANS

        RETIREMENT AND SAVINGS PLAN

        The Company maintains a retirement and savings plan (the "Plan") pursuant to Section 401 of the Internal Revenue Code (a "401(k)" plan). All employees of the Company are entitled to participate in the Plan after meeting the eligibility requirements. Generally, employees may contribute up to 15% of their annual compensation but not more than prescribed amounts as established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee's compensation, are matched 50% by the Company. During 1997, 1996, and 1995, matching contributions made by the Company totaled $474,000, $443,000, and $372,000, respectively. In addition, the Company has the option to make a profit-sharing contribution to the Plan. The size of the profit-sharing contribution is set annually at the end of each plan year by the Company's Board of Directors and typically paid in March of the following year. Provisions for profit-sharing contributions totaled $550,000, $489,000, and $401,000 during 1997, 1996, and 1995, respectively. Company contributions to the Plan vest at a rate of 20% per year commencing in the participant's third year of service until the participant becomes fully vested after seven years of service.

        INCENTIVE COMPENSATION PLAN

        The Company has incentive compensation plans that provide for the payment of annual cash bonus awards to certain officers and key employees of the Company. The Compensation Committee of the Company's Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the plans and approves the cash bonus awards. Bonus awards for eligible operating company employees are based upon the attainment of predetermined profit targets at each operating company and the achievement of other objectives. Bonus awards for corporate officers are based upon the attainment of predetermined consolidated profit targets and the achievement of other objectives. The provisions for bonuses totaled $387,000, $858,000, and $560,000 during 1997, 1996, and 1995, respectively.

        POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company maintains programs to fund certain costs related to a prescription drug card program for retirees of one of its former divisions and to fund insurance premiums for certain retirees of one of its divisions. At December 31, 1997, the Company's accumulated postretirement benefit obligation totaled $370,000. The Company is amortizing its transition obligation over the remaining life expectancy of the participants (i.e., an annual rate of $57,000).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The funded status of the postretirement benefits at December 31, 1997, 1996, and 1995 is set forth below (dollar amounts in thousands):


                                                                                 DECEMBER 31
                                                                       --------------------------------
                                                                       1997         1996          1995
                                                                       ----         ----          ----

          Accumulated postretirement benefit obligation:
               Retirees                                               $  316       $  376        $  500
               Fully eligible active plan participants                    17           17            16
               Other active plan participants                             37           54            48
                                                                       -----        -----         -----
                                                                         370          447           564
          Unrecognized net gain                                          230          181            83
          Unrecognized transition obligation                            (407)        (464)         (521)
                                                                       -----        -----         -----

               Accrued postretirement benefit cost                    $  193       $  164        $  126
                                                                       =====        =====         =====

        Net annual postretirement benefit costs for 1997, 1996, and 1995 are summarized below (dollar amounts in thousands):


                                                                           YEARS ENDED DECEMBER 31
                                                                       --------------------------------
                                                                       1997         1996          1995
                                                                       ----         ----          ----
          Service cost                                                $    2       $    1        $    1
          Interest cost                                                   32           39            41
          Net amortization and deferral                                   39           46            42
                                                                       -----        -----         -----

              Net annual postretirement benefit cost                  $   73       $   86        $   84
                                                                       =====        =====         =====

        The weighted-average annual rate of increase in the per capita cost of covered benefits for the prescription drug card program is assumed to be 8.5% in 1998 and is projected to decrease gradually thereafter until it reaches 5% in 2005. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company's program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in health care costs. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997 and 1996, was 7.0% and 7.5%, respectively. The change in the discount rate at December 31, 1997, reflects lower prevailing interest rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- INCOME TAXES

        PROVISION FOR INCOME TAXES

        The components of the provisions for income taxes in 1997, 1996, and 1995 are set forth below (dollar amounts in thousands):


                                                            YEARS ENDED DECEMBER 31
                                                        -------------------------------
                                                        1997         1996         1995
                                                        ----         ----         ----
        Current:
             Federal                                   $  104       $  255      $   537
             State                                        (17)         105          153
                                                        -----        -----       ------
                                                           87          360          690
        Deferred:
             Federal                                      585         (320)        (265)
                                                        -----        -----       ------

               Provision for income taxes              $  672       $   40      $   425
                                                        =====        =====       ======

        During 1997, the provision for income taxes consisted primarily of (i) federal alternative minimum taxes and (ii) the reversal of a tax credit recorded in 1996 based on the projected utilization of federal net operating loss carryforwards in 1997.

        PRO FORMA PROVISION FOR INCOME TAXES AT THE FEDERAL STATUTORY RATE

        A reconciliation of the pro forma provision for income taxes at the federal statutory rate to the Company's recorded provision for income taxes in 1997, 1996, and 1995 is set forth below (dollar amounts in thousands):


                                                           YEARS ENDED DECEMBER 31
                                                      ----------------------------------
                                                        1997         1996         1995
                                                        ----         ----         ----
         Federal statutory income tax provision      $    (291)   $       8    $     922
         Change in valuation allowance                   1,216           53         (703)
         Amortization of nondeductible goodwill            107          107          107
         State income taxes, net of federal benefit        (71)         105           99
         Adjustment to deferred tax assets and
           liabilities and other                          (289)        (233)           -
                                                      --------     --------     --------

              Recorded income tax provision          $     672    $      40    $     425
                                                      ========     ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        DEFERRED TAX ASSETS AND LIABILITIES

        The following table sets forth the deferred tax assets and the deferred tax liabilities of the Company at December 31, 1997 and 1996 (dollar amounts in thousands):


                                                                      DECEMBER 31
                                                                 -------------------
                                                                   1997        1996
                                                                  -----       -----
Deferred tax assets:
     Tax carryforwards:
         Federal net operating losses                           $  3,308    $  2,768
         State net operating losses                                  951         600
         Federal alternative minimum taxes                         1,059       1,065
         Investment tax credit                                       101         146
         Other tax credit                                             81          81
                                                                 -------     -------
              Total tax carryforwards                              5,500       4,660
     Asset loss reserves                                             250         192
     Tax inventory over book                                         642         566
     Deferred compensation liabilities                                65          82
     Vacation accruals                                               265         237
     Non-economic performance accruals                               397         206
     Deferred financing costs                                         82         119
     Other                                                            18          13
                                                                 -------     -------
              Total deferred tax assets                            7,219       6,075
Valuation allowance                                               (4,151)     (2,935)
                                                                 -------     -------
              Net deferred tax assets                              3,068       3,140
Deferred tax liabilities - tax over book depreciation              3,068       2,555
                                                                 -------     -------

              Net deferred taxes                                $      0  $      585
                                                                 =======     =======

        During 1997, the Company's valuation allowance increased by $1,216,000, primarily due to increased federal net operating loss carryforwards that the Company fully reserved for at December 31, 1997. During 1996, the Company's valuation allowance decreased by $2,124,000, primarily due to the expiration of $2,177,000 of capital loss carryforwards that were fully offset by a valuation allowance at December 31, 1995.

        At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $9,729,000, which expire in the years 2005 through 2012, and alternative minimum tax credits of $1,059,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitations.

NOTE 10 -- INDUSTRY SEGMENTS

        NATURE OF OPERATIONS

        Through its two business segments, the Rubber Group and the Metals Group, the Company manufactures, to customer specifications, rubber and metal component parts used primarily by manufacturers

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of automobiles, automotive replacement parts, industrial equipment, and medical devices. The Company's business is conducted primarily in the continental United States.

        INDUSTRY CONCENTRATION; RELIANCE ON LARGE CUSTOMERS

        During 1997, 1996, and 1995, net sales to customers in the automotive industry totaled $88,961,000, $79,832,000, and $68,083,000, respectively, which represented 75.0%, 69.5%, and 65.3%, respectively, of the Company's net sales. At December 31, 1997 and 1996, accounts receivable from automotive customers totaled $13,649,000 and $12,206,000, respectively. The Company provides for credit losses based upon historical experience and ongoing credit evaluations of its customers' financial condition but does not generally require collateral from its customers to support the extension of trade credit. At December 31, 1997 and 1996, the Company had reserves for credit losses of $211,000 and $156,000, respectively.

        During 1997, 1996, and 1995, net sales to Delphi Packard Electric Systems, a division of General Motors Corporation, represented 22.3%, 21.8%, and 22.5%, respectively, of the Company's net sales and 32.6%, 33.4%, and 37.6%, respectively, of the Rubber Group's net sales. No other customer of the Company accounted for more than 10% of the Company's net sales during 1997. In 1997, the three largest customers of the Rubber Group, including Delphi Packard Electric, accounted for 53.0% of the Rubber Group's net sales. In 1997, the three largest customers of the Metals Group accounted for 23.5% of the Metals Group's net sales. At December 31, 1997, accounts receivable from the Company's three largest customers totaled $5,867,000. The Company believes that there is limited credit risk in the accounts receivable from the three largest customers of the Company. Loss of a significant amount of business from Delphi Packard Electric or any of the Company's other large customers could have a severe impact on the Company if such business were not replaced by additional business from existing or new customers.

        During the first quarter of 1997, the Company and Delphi Packard Electric entered into an agreement that will govern, through 2001, the purchase of substantially all of the component parts that the Company currently sells to Delphi Packard Electric. Under the terms of the agreement, (i) the Company agreed to sell and Delphi Packard Electric agreed to purchase approximately 100% of Delphi Packard Electric's requirements for all specified component parts,
(ii) the Company agreed to warrant that the specified components will remain competitive in terms of technology, design, and quality, (iii) the Company will adjust selling prices of the specified components to reflect increases or decreases in material costs, and (iv) the Company will reduce the selling prices of the specified components by certain specified amounts in each of the five years covered by the agreement. Although no assurance can be given, the Company currently believes that it will be able to offset a portion of the price reductions granted to Delphi Packard Electric through reductions in direct manufacturing costs and that a portion of the price reductions will be offset by greater absorption of manufacturing overhead as a result of volume increases.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SEGMENT FINANCIAL DATA

        Information relating to the Company's industry segments for 1997, 1996, and 1995 is summarized below (dollar amounts in thousands):


                                                                                 YEARS ENDED DECEMBER 31
                                                                       -------------------------------------------
                                                                         1997           1996           1995
                                                                         ----           ----           ----

          NET SALES:
               Rubber Group                                           $   81,210     $   75,122     $   62,302
               Metals Group                                               37,421         39,750         41,996
                                                                       ---------      ---------      ---------

                    Total net sales                                   $  118,631     $  114,872     $  104,298
                                                                       =========      =========      =========

          INCOME/(LOSS) FROM OPERATIONS:
               Rubber Group                                           $   11,459     $   10,822     $    7,504
               Metals Group                                               (1,580)          (219)         4,146
                                                                       ---------      ---------      ---------
                    Subtotal                                               9,879         10,603         11,650
               Corporate expense                                          (2,095)        (2,038)        (1,993)
                                                                       ---------      ---------      ---------

                    Total income from operations                      $    7,784     $    8,565     $    9,657
                                                                       =========      =========      =========

          IDENTIFIABLE ASSETS:
               Rubber Group                                           $   64,782     $   63,008     $   52,288
               Metals Group                                               36,983         31,994         28,479
                                                                       ---------      ---------      ---------
                    Subtotal                                             101,765         95,002         80,767
               Corporate                                                   2,359          2,028          1,109
                                                                       ---------      ---------      ---------

                    Total identifiable assets                         $  104,124     $   97,030     $   81,876
                                                                       =========      =========      =========

          DEPRECIATION AND AMORTIZATION:
               Rubber Group                                           $    6,676     $    5,596     $    4,106
               Metals Group                                                3,141          2,638          2,045
                                                                       ---------      ---------      ---------
                    Subtotal                                               9,817          8,234          6,151
               Corporate                                                     192            462            298
                                                                       ---------      ---------      ---------

                    Total depreciation and amortization               $   10,009     $    8,696     $    6,449
                                                                       =========      =========      =========


          CAPITAL EXPENDITURES:
               Rubber Group                                           $    6,835     $    8,828     $   12,584
               Metals Group                                                8,935          6,852          5,302
                                                                       ---------      ---------      ---------
                    Subtotal                                              15,770         15,680         17,886
               Corporate                                                      20             28             16
                                                                       ---------      ---------      ---------

                    Total capital expenditures                        $   15,790     $   15,708     $   17,902
                                                                       =========      =========      =========

         In June 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"),

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which established new standards for reporting information about operating segments in annual financial statements, including related disclosures about products, geographic areas, and major customers. FAS 131 superseded "Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise" ("FAS 14"). The Company plans to adopt FAS 131 during the fourth quarter of 1998. The information presented in the table above and related disclosures in this footnote are presented in accordance with FAS 14.

NOTE 11 -- OTHER INCOME

        In December 1997, the Company received a payment in the amount of $425,000 in settlement of litigation between certain stockholders of ComFed Bancorp, Inc., including the Company, and ComFed Bancorp, Inc. and certain of its officers and directors.

        On June 30, 1995, the Company sold the Extruded and Lathe-Cut Products Division of the Rubber Group for cash and the assumption by the purchaser of certain liabilities, which resulted in a pretax gain of $578,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -- NET INCOME OR NET LOSS PER COMMON SHARE

        The calculations of basic and diluted net income or loss per common share for 1997, 1996, and 1995 are set forth below (in thousands, except per share amounts). Because the pro forma effect of the Company's dilutive securities was calculated to be antidilutive for 1997 and 1996, the reported diluted net loss per common share for 1997 and 1996 equals the basic net loss per common share.

                                                                                        YEARS ENDED DECEMBER 31
                                                                                    -------------------------------
                                                                                     1997       1996        1995
                                                                                     ----       ----        ----

NUMERATOR:
      Net income/(loss)                                                            $ (1,528)  $    (17)   $  2,288
      Preferred stock dividends                                                         (37)       (41)        (44)
      Excess of redemption value over par value of preferred stock
         redeemed during year                                                           (45)       (45)        (45)
                                                                                    -------    -------     -------

      Numerator for basic income/(loss) per share - income available to
         common stockholders                                                         (1,610)      (103)      2,199

      Effect of dilutive securities:
             Pro forma elimination of interest expense on the 14% junior
                subordinated convertible notes, net of applicable income taxes          104        108         104
                                                                                    -------    -------     -------

      Pro forma numerator for diluted income/(loss) per share - income
         available to common stockholders after assumed conversion                 $ (1,506)  $      5    $  2,303
                                                                                    =======    =======     =======

DENOMINATOR:

      Denominator for basic income/(loss) per share - weighted-average
         common shares                                                                4,263      4,250       4,219

      Pro forma effect of dilutive securities:
             Employee stock options                                                       -         13          35
             14% junior subordinated convertible notes                                  440        440         440
             Redeemable preferred stock                                                   -          -           -
                                                                                    -------    -------     -------

      Pro forma denominator for diluted income/(loss) per share - adjusted
             weighted-average shares after assumed conversions                        4,703      4,703       4,694
                                                                                    =======    =======     =======

Basic income/(loss) per share                                                      $  (0.38)  $  (0.02)   $   0.52
                                                                                    =======    =======     =======

Diluted income/(loss) per share                                                    $  (0.38)  $  (0.02)   $   0.49
                                                                                    =======    =======     =======

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

        PURCHASE COMMITMENTS

        At December 31, 1997, the Company had commitments for the purchase of plant and equipment totaling approximately $3,081,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        LEASES

        The Company is lessee under various operating leases relating to storage and office space, temporary office units, and equipment. Total rent expense under operating leases aggregated $298,000, $263,000, and $269,000 for 1997, 1996, and 1995, respectively. At December 31, 1997, future minimum lease commitments under noncancelable operating leases were not significant for any year or in the aggregate.

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

        LETTERS OF CREDIT

        At December 31, 1997 and 1996, the Company had outstanding irrevocable third-party letters of credit totaling $1,068,000 and $968,000, respectively. The letters of credit guaranteed certain payments that may be required under the Company's self-insured workers' compensation program.

        OTHER

        The Company maintains insurance coverage for certain aspects of its business and operations. Based on the Company's evaluation of the various insurable risks that it may potentially be exposed to, the Company has elected to retain a portion of the potential losses that it could experience in the future through the use of various deductibles, limits, retentions, and self-insurance. Under certain circumstances, this situation may subject the Company to future liability for which it is only partially insured, or completely uninsured. Although there can be no assurance, the Company attempts to limit future liability through, among other things, the ongoing training and education of its employees, the use of safety programs, the ongoing testing and evaluation of the safety and suitability of its workplace environments, the development of sound business practices, and the exercise of care and judgment in the negotiation and completion of contracts.

NOTE 14 -- RELATED PARTIES

        The Chairman of the Board and the President of the Company are the two largest holders of the Company's common stock, the holders of the 14% junior subordinated notes, and the beneficial owners of $200,000 principal amount of the 12.75% senior subordinated notes. In addition, the Chairman of the Board

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and certain of his affiliates hold an aggregate of $1,300,000 principal amount of the 12.75% senior subordinated notes.

        The Chairman of the Board and the President of the Company are partners of an investment banking firm that is retained by the Company to provide management and investment banking services for an annual fee of $400,000. Additionally, the firm may receive incentive compensation tied to the Company's operating performance and other compensation for specific transactions completed by the Company with the assistance of the firm. The Company also has agreed to reimburse the firm for certain expenses. During 1997, the Company paid the firm fees of $400,000 and reimbursed it for direct and indirect expenses of $200,000. During 1996, the Company paid the firm fees of $400,000 and incentive compensation of $150,000 as a result of the Company's operating performance during 1995 and reimbursed it for direct and indirect expenses of $208,000. During 1995, the Company paid the firm fees of $600,000 and reimbursed it for direct and indirect expenses of $97,000.

        The Secretary of the Company, who is also a member of the Company's Board of Directors, was a stockholder of a professional corporation that was, until December 31, 1997, a partner in a law firm that serves as general counsel to the Company. During 1997, 1996, and 1995, the Company made payments to the law firm for legal services in the amounts of $395,000, $442,000, and $371,000, respectively.

        During 1995, a member of the Board of Directors of the Company was a member of the board of directors of an insurance brokerage firm that specializes in brokering commercial, life, and accident insurance coverage and providing third-party administration of health claims. After competitive bidding, the Company has from time to time secured large portions of its insurance coverage through this firm and purchased third-party administrative services from this firm. During 1995, the Company made cash payments to the brokerage firm for insurance premiums, including commissions thereon, of $798,000 and for administrative fees of $88,000 for services performed in connection with the administration of the Company's hospital and medical plans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by Item 10 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1998 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by Item 11 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1998 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        Information required by Item 12 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1998 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by Item 13 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1998 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

        (a)    1. FINANCIAL STATEMENTS

                  The consolidated financial statements of Lexington Precision Corporation (the "Company") and its wholly owned subsidiaries, Lexington Components, Inc. ("LCI") and Lexington Precision GmbH, are included in Part II, Item 8.

              2.  FINANCIAL STATEMENT SCHEDULE

                  Schedule II, Valuation and Qualifying Accounts and Reserves, is included in this Part IV, Item 14, on page 54. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or notes thereto.

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

                  3-27     Certificate of Retirement of Stock dated April 29,
                           1994

                  3-28     Certificate of Retirement of Stock dated January 6,
                           1995

                  3-29     Certificate of Retirement of Stock dated January 5,
                           1996

                  3-30     Certificate of Retirement of Stock dated January 6,
                           1997

                  3-31     Certificate of Retirement of Stock dated January 9,
                           1998

                  4-1 Certificate of Designations, Preferences, Rights and Number of Shares of Redeemable Preferred Stock, Series B

                  4-2 Purchase Agreement dated as of February 7, 1985, between the Company and L&D Precision Limited Partnership ("L&D Precision") and exhibits thereto

                  4-3 Amendment Agreement dated as of April 27, 1990, between the Company and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                  4-4 Recapitalization Agreement dated as of April 27, 1990, between the Company and L&D Woolens Limited Partnership ("L&D Woolens") and exhibits thereto

                  4-5 Specimen of Junior Subordinated Convertible Increasing Rate Note, due May 1, 2000

                  4-6      Specimen of 14% Junior Subordinated Note, due May 1,
                           2000

                  4-7 Indenture dated as of August 1, 1993, between the Company and IBJ Schroder Bank & Trust Company, as Trustee

                  4-8 Specimen of 12.75% Senior Subordinated Note, due February 1, 2000

                  4-9 Note Purchase Agreement dated October 27, 1997, between the Company and Nomura Holding America, Inc. ("Nomura")

                  4-10 Specimen of 10.5% Senior Unsecured Note due February 1, 2000, from the Company to Nomura

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

                  10-4     *1986 Restricted Stock Award Plan, as amended

                  10-5 *Lexington Precision Corporation Retirement & Savings Plan, as amended

                  10-6 *Description of 1997 Compensation Arrangements with Lubin, Delano, & Company

                  10-7     *Corporate Office 1997 Management Cash Bonus Plan

                  10-8 Consent and Amendment Letter Agreement between Chemical Bank of New Jersey and the Company dated as of December 29, 1993

                  10-9 Promissory Note dated November 30, 1988, of LCI payable to the order of Paul H. Pennell in the original principal amount of $3,530,000

                  10-10 Guaranty dated as of November 30, 1988, from the Company to Paul H. Pennell

                  10-11 Amendment Agreement dated as of November 30, 1991, between LCI and Paul H. Pennell

                  10-12 Release and Notice Agreement dated as of March 31, 1993, between LCI and Paul H. Pennell

                  10-13 Recapitalization Agreement dated as of April 27, 1990, between the Company and L&D Woolens and exhibits thereto

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

                  10-16 Covenants Supplement to Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990, between Congress and the Company

                  10-17 Covenants Supplement to Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990, between Congress and LCI

                  10-18 Letter dated April 11, 1990, from the Company and Wise Die Casting, Inc. to Congress

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

                  10-23 Letter Agreement dated March 25, 1994, between Congress and the Company, and consent thereto of LCI

                  10-24 Letter Agreement dated March 25, 1994, between Congress and LCI, and consent thereto of the Company

                  10-25 Letter Agreement dated as of August 1, 1994, between the Company and Congress amending certain financing agreements and consent thereto of LCI

                  10-26 Letter Agreement dated as of August 1, 1994, between LCI and Congress amending certain financing agreements and consent thereto of the Company

                  10-27 Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement] dated as of July 19, 1994, between the Company and Congress

                  10-28 Letter Agreement dated January 13, 1995, between LCI and Congress amending certain financing agreements and consent thereto of the Company

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

                  10-32 Amendment to Financing Agreements dated August 1,1995, from LCI in favor of Congress

                  10-33 Amendment to Financing Agreements dated January 16, 1996, from the Company in favor of Congress

                  10-34 Term Promissory Note dated January 16, 1996, in the amount of $375,000 from the Company in favor of Congress

                  10-35 Term Promissory Note dated January 16, 1996, in the amount of $450,000 from the Company in favor of Congress

                  10-36 Letter Agreement dated February 28, 1996, from the Company in favor of Congress amending certain financing agreements and consent thereto of Congress

                  10-37 Amendment to Financing Agreements and Consent dated March 14, 1996, from the Company in favor of Congress

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

                  10-40 Amendment to Financing Agreements dated August 21, 1996, from LCI in favor of Congress

                  10-41 Amendment to Financing Agreements dated August 21, 1996, from the Company in favor of Congress

                  10-42 Amendment to Financing Agreements dated January 31, 1997, from the Company in favor of Congress

                  10-43 Amendment to Financing Agreements dated January 31, 1997, from LCI in favor of Congress

                  10-44 Credit Facility and Security Agreement and Rider A to Credit Facility and Security Agreement dated January 31, 1997, from the Company and LCI in favor of Bank One, Akron, NA ("Bank One")

                  10-45 Promissory Note (Equipment Term Loan) dated January 31, 1997, from the Company and LCI in favor of Bank One

                  10-46 Promissory Note (North Canton Term Loan) dated January 31, 1997, from the Company and LCI in favor of Bank One

                  10-47 Promissory Note (Vienna Term Loan) dated January 31, 1997, from the Company and LCI in favor of Bank One

                  10-48 Promissory Note (Casa Grande Note) dated January 31, 1997, from the Company and LCI in favor of Bank One

                  10-49 Promissory Note (LaGrange Term Loan) dated January 31, 1997, from the Company and LCI in favor of Bank One

                  10-50 Promissory Note (North Canton Equipment Loan) dated January 31, 1997, from the Company and LCI in favor of Bank One

                  10-51 Fourth Amended and Restated Promissory Note dated March 11, 1997, from LCI in favor of Congress

                  10-52 Fourth Amended and Restated Promissory Note dated March 11, 1997, from the Company in favor of Congress

                  10-53 Amendment to Financing Agreements dated March 11, 1997, from LCI in favor of Congress

                  10-54 Amendment to Financing Agreements dated March 11, 1997, from the Company in favor of Congress

                  10-55 Loan and Security Agreement and Rider A to Loan and Security Agreement dated March 19, 1997, from the Company in favor of The CIT Group/Equipment Financing, Inc. ("CIT")

                  10-56 Promissory Note dated March 19, 1997, from the Company in favor of CIT

                  10-57 **Additional Purchase Order Provisions Lifetime Contract Between Delphi Packard Electric Systems and Lexington Connector Seals

                  10-58 Amendment to Financing Agreements and Consent dated April 17, 1997, between the Company and Congress

                  10-59 Amendment to Financing Agreements and Consent dated April 17, 1997, between LCI and Congress

                  10-60 First Amendment Agreement dated April 17, 1997, among the Company, LCI, and Bank One

                  10-61 Specimen of Amended and Restated Promissory Note dated April 17, 1997, of the Company and LCI to Bank One

                  10-62 Specimen of Promissory Note dated August 29, 1997, from the Company to CIT

                  10-63 Note Purchase Agreement dated October 27, 1997, between the Company and Nomura

                  10-64 Specimen of 10.5% Senior Unsecured Note due February 1, 2000, from the Company to Nomura

                  10-65 Amendment No. 1 to Credit Facility and Security Agreement dated December 31, 1997, between the Company, LCI, and Bank One

                  10-66 Amendment No. 2 to Credit Facility and Security Agreement dated March 20, 1998, between the Company, LCI, and Bank One

                  21-1     Subsidiary of Registrant

                  27-1     ***Financial Data Schedule

              * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(a)(3).

              ** This Exhibit has been filed in redacted form pursuant to an order granting confidential treatment, issued by the Securities and Exchange Commission (the "Commission") dated October 6, 1997.

                ***Not deemed filed for purposes of Section 11 of the Securities
                 Act of 1933, Section 18 of the Securities Exchange Act of 1934, and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any regulation statement to which such exhibit relates.

                 Note: Pursuant to section (b)(4)(iii) of item 601 of Regulation S-K, the Company agrees to furnish to the Commission upon request documents defining the rights of other holders of long-term debt.

           (b)   REPORTS ON FORM 8-K

                 No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                         LEXINGTON PRECISION CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)

                                                     BALANCE AT     CHARGED TO      DEDUCTIONS      BALANCE
                                                     BEGINNING       COSTS AND         FROM          AT END
                                                     OF PERIOD       EXPENSES        RESERVES      OF PERIOD
                                                     ---------       --------        --------      ---------
                  ALLOWANCE FOR
                DOUBTFUL ACCOUNTS

          Year ended December 31, 1997                $   156         $    57        $     2        $   211

          Year ended December 31, 1996                    175              21             40            156

          Year ended December 31, 1995                    174               1              -            175


                INVENTORY RESERVE

          Year ended December 31, 1997                $   321         $   212        $    83        $   450

          Year ended December 31, 1996                    374              37             90            321

          Year ended December 31, 1995                    367              49             42            374


                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           LEXINGTON PRECISION CORPORATION
                                                    (Registrant)

                                           By: /s/ Warren Delano
                                              ---------------------------------
                                              Warren Delano, President

March 27, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998:

PRINCIPAL EXECUTIVE OFFICERS:

/s/ Michael A. Lubin
----------------------------------------------
Michael A. Lubin, Chairman of the Board

/s/ Warren Delano
----------------------------------------------
Warren Delano, President and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Dennis J. Welhouse
----------------------------------------------
Dennis J. Welhouse, Senior Vice President
  and Chief Financial Officer

DIRECTORS:

/s/ William B. Conner
----------------------------------------------
William B. Conner, Director

/s/ Kenneth I. Greenstein
----------------------------------------------
Kenneth I. Greenstein, Secretary and
  Director

/s/ Phillips E. Patton
----------------------------------------------
Phillips E. Patton, Director

                                  EXHIBIT INDEX



Exhibit
Number    Exhibit                                     Location
------    -------                                     --------
3-1       Articles of Incorporation and Restatement   Incorporated by reference from Exhibit 3-1 Lexington Precision Corporation's
          thereof                                     (the "Company") to the Company's Form 10-K for the year ended May 31, 1981 located under Securities and Exchange Commission File No. 0-3252 ("1981
                                                      10-K")

3-2       By-laws, as amended                         Incorporated by reference from Exhibit 3-2 to the Company's Form 10-K for the year ended December 31, 1991 located under Securities and Exchange Commission
                                                      File No. 0-3252 ("1991 10-K")

3-3       Certificate of Correction dated             Incorporated by reference from Exhibit 3-3 to the Company's Form 10-K for the
          September 21, 1976                          year ended May 31, 1983 located under Securities and Exchange Commission File
                                                      No. 0-3252 ("1983 10-K")

3-4       Certificate of Ownership and Merger         Incorporated by reference from Exhibit 3-4 to 1983 10-K
          dated May 24, 1977

3-5       Certificate of Ownership and Merger         Incorporated by reference from Exhibit 3-5 to 1983 10-K
          dated May 31, 1977

3-6       Certificate of Reduction of Capital dated   Incorporated by reference from Exhibit 3-6 to 1983 10-K
          December 30, 1977

3-7       Certificate of Retirement of Preferred      Incorporated by reference from Exhibit 3-7 to 1983 10-K
          Shares dated December 30, 1977

3-8       Certificate of Retirement of Preferred      Incorporated by reference from Exhibit 3-8 to 1983 10-K
          Shares dated December 28, 1978

3-9       Certificate of Reduction of Capital dated   Incorporated by reference from Exhibit 3-9 to 1983 10-K
          December 28, 1978

3-10      Certificate of Reduction of Capital dated   Incorporated by reference from Exhibit 3-10 to 1983 10-K
          January 9, 1979

3-11      Certificate of Reduction of Capital dated   Incorporated by reference from Exhibit 3-11 to 1983 10-K
          December 20, 1979

3-12      Certificate of Retirement of Preferred      Incorporated by reference from Exhibit 3-12 to 1983 10-K
          Shares dated December 20, 1979

3-13      Certificate of Reduction of Capital dated   Incorporated by reference from Exhibit 3-13 to 1983 10-K
          December 16, 1982


3-14         Certificate of Reduction of Capital dated     Incorporated by reference from Exhibit 3-14 to 1983
             December 17, 1982                             10-K

3-15         Certificate of Amendment of Restated          Incorporated by reference from Exhibit 3-15 to the
             Certificate of Incorporation dated            Company's Form 10-K for the year ended May 31, 1985
             September 26, 1984                            located under Securities and Exchange Commission
                                                           File No. 0-3252

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

3-18         Certificate of Retirement of Stock dated      Incorporated by reference from Exhibit 4-5 to
             January 15, 1987                              Amendment No. 1 to 1933 Act Registration
                                                           Statement

3-19         Certificate of Retirement of Stock dated      Incorporated by reference from Exhibit 3-19 to
             February 22, 1988                             the Company's Form 10-K for the year ended
                                                           May 31, 1989 located under Securities and
                                                           Exchange Commission File No. 0-3252
                                                           ("May 31, 1989 10-K")

3-20         Certificate of Amendment of Restated          Incorporated by reference from Exhibit 3-20 to
             Certificate of Incorporation dated            May 31, 1989 10-K
             January 6, 1989

3-21         Certificate of Retirement of Stock dated      Incorporated by reference from Exhibit 3-21 to
             August 17, 1989                               May 31, 1989 10-K

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

3-23         Certificate of the Designations,              Incorporated by reference from Exhibit
             Preferences and Relative Participating,       3-1 to the Company's Form 10-Q for the
             Optional and Other Special Rights of          quarter ended November 30, 1989 located
             12% Cumulative Convertible Exchangeable       under Securities and Exchange Commission
             Preferred Stock, Series C and the             File No. 0-3252 ("November 30, 1989 10-Q")
             Qualifications, Limitations and
             Restrictions thereof dated
             January 10, 1990


3-24      Certificate of Ownership and Merger          Incorporated by reference from Exhibit 3-24 to
          dated April 25, 1990                         December 31, 1989 10-K

3-25      Certificate of Elimination of 12%            Incorporated by reference from Exhibit 3-25 to the
          Cumulative Convertible Exchangeable          Company's Form 10-K for the year ended
          Preferred Stock, Series C, dated             December 31, 1990 located under Securities and
          June 4, 1990                                 Exchange Commission File No. 0-3252 ("1990 10-K")

3-26      Certificate of Retirement of Stock dated     Incorporated by reference from Exhibit 3-26 to 1990
          March 6, 1991                                10-K

3-27      Certificate of Retirement of Stock dated     Incorporated by reference from Exhibit 3-27 to 1994
          April 29, 1994                               10-K

3-28      Certificate of Retirement of Stock dated     Incorporated by reference from Exhibit 3-28 to 1994
          January 6, 1995                              10-K

3-29      Certificate of Retirement of Stock dated     Incorporated by reference from Exhibit 3-29 to 1995
          January 5, 1996                              10-K

3-30      Certificate of Retirement of Stock dated     Incorporated by reference from Exhibit 3-30 to 1996
          January 6, 1997                              10-K

3-31      Certificate of Retirement of Stock dated     Filed with this Form 10-K
          January 9, 1998

4-1       Certificate of Designations, Preferences,    Incorporated by reference from Exhibit 3-3 to 1981
          Rights and Number of Shares of               10-K
          Preferred Stock, Series B

4-2       Purchase Agreement dated as of               Incorporated by reference from Exhibit 4-1 to the
          February 7, 1985 between the Company and     Company's Form 8-K dated February 7, 1985 (date
          L&D Precision Limited Partnership            of earliest event reported) located under Securities
          ("L&D Precision") and exhibits thereto       and Exchange Commission File No. 0-3252

4-3       Amendment Agreement dated as of              Incorporated by reference from Exhibit 10-2 to 1990
          April 27, 1990 between the Company and       10-K
          L&D Precision with respect to Purchase
          Agreement dated as of February 7, 1985

4-4       Recapitalization Agreement dated as of       Incorporated by reference from Exhibit 4-10 to
          April 27, 1990 between the Company and       December 31, 1989 10-K
          Woolens and exhibits thereto

4-5       Specimen of Junior Subordinated              Incorporated by reference from Exhibit 4-11 to
          Convertible Increasing Rate Note Due         December 31, 1989 10-K
          May 1, 2000


                                      -4-

4-6            Specimen of 14% Junior Subordinated              Incorporated by reference from Exhibit 10-2 to the
               Note due May 1, 2000                             Company's Form 8-K dated December 10,1993
                                                                (date of earliest event reported) located under
                                                                Securities and Exchange Commission File
                                                                No. 0-3252

4-7            Indenture dated as of August 1, 1993             Incorporated by reference from Exhibit 4-2 to the
               between the Company and IBJ Schroder             Company's Form 8-K dated January 18, 1994 (date
               Bank & Trust Company, as Trustee                 of earliest event reported) located under Securities
                                                                and Exchange Commission File No. 0-3252

4-8            Specimen of 12.75% Senior Subordinated           Included in Exhibit 4-7 hereto
               Note due February 1, 2000

4-9            Note Purchase Agreement dated                    Incorporated by reference from Exhibit 10-2 to the
               October 27, 1997, between the Company            Company's Form 10-Q for the quarter ended
               and Nomura Holding America, Inc.                 June 30, 1997 located under Securities and
               ("Nomura")                                       Exchange Commission File No. 0-3252 ("June 30,
                                                                1997 Form 10-Q")

4-10           Specimen of 10.5% Senior Unsecured               Incorporated by reference from Exhibit 10-3 to
               note due February 1, 2000 from the               June 30, 1997 Form 10-Q
               Company to Nomura

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

10-3           Lexington Precision Corporation                  Incorporated by reference from Exhibit 10-3 to 1991
               Flexible Compensation Plan, as amended           10-K

10-4           1986 Restricted Stock Award Plan, as             Incorporated by reference from Exhibit 10-38 to
               amended                                          December 31, 1989 10-K

10-5           Lexington Precision Corporation                  Incorporated by reference from Exhibit 10-9 to 1991
               Retirement and Savings Plan, as amended          10-K

10-6           Description of 1997 Compensation                 Filed with this Form 10-K
               Arrangements with Lubin, Delano &
               Company

10-7           Lexington Precision Corporate Office             Filed with this Form 10-K
               1997 Management Cash Bonus Plan



10-8            Consent and Amendment Letter                    Incorporated by reference from Exhibit 10-1 to the
                Agreement between Chemical Bank of              Company's Form 8-K dated December 30, 1993
                New Jersey and the Company dated as of          (date of earliest event reported) located under
                December 29, 1993                               Securities and Exchange Commission File No.
                                                                0-3252

10-9            Promissory Note dated November 30,              Incorporated by reference from Exhibit 10-32 to
                1988 of Lexington Components, Inc.              May 31, 1989 10-K
                ("LCI") payable to the order of Paul H.
                Pennell in the original principal amount
                of $3,530,000

10-10           Guaranty dated as of November 30, 1988          Incorporated by reference from Exhibit 10-33 to
                from the Company to Paul H. Pennell             May 31, 1989 10-K

10-11           Amendment Agreement dated as of                 Incorporated by reference from Exhibit 10-28 to
                November 30, 1991 between LCI and               1991 10-K
                Paul H. Pennell

10-12           Release and Notice Agreement dated as          Incorporated by reference from Exhibit 10-40 to the
                of March 31, 1993 between LCI and Paul          Company's Form 10-K for the year ended
                H. Pennell                                      December 31, 1992 located under Securities and
                                                                Exchange Commission File No. 0-3252

10-13           Recapitalization Agreement dated as of          See Exhibit 4-4 hereto
                April 27, 1990 between the Company and
                Woolens and exhibits thereto

10-14           Accounts Financing Agreement [Security          Incorporated by reference from Exhibit 4-2 to
                Agreement] dated as of January 11, 1990         November 30, 1989 10-Q
                between Congress Financial Corporation
                ("Congress") and the Company

10-15           Accounts Financing Agreement [Security          Incorporated by reference from Exhibit 4-3 to November
                Agreement] dated as of January 11, 1990         30, 1989 10-Q
                between Congress and LCI

10-16           Covenants Supplement to Accounts                Incorporated by reference from Exhibit 10-49 to
                Financing Agreement [Security                   1990 10-K
                Agreement] dated as of January 11, 1990
                between Congress and the Company

10-17           Covenants Supplement to Accounts                Incorporated by reference from Exhibit 10-50 to
                Financing Agreement [Security                   1990 10-K
                Agreement] dated as of January 11, 1990
                between Congress and the Company

10-18            Letter dated April 11, 1990 from the           Incorporated by reference from Exhibit 10-51 to
                 Company and Wise to Congress                   1990 10-K


10-19       Letter Agreement dated February 28,            Incorporated by reference from Exhibit 10-54
            1991 between the Company and Congress          to 1990 10-K
            amending certain financing agreements
            and consent thereto of LCI

10-20       Letter Agreement dated February 28,            Incorporated by reference from Exhibit 10-56 to
            1991 between LCI and Congress amending         1990 10-K
            certain financing agreements
            and consent thereto of the Company

10-21       Letter Agreement dated January 14, 1994        Incorporated by reference from Exhibit 10-26 to the
            between the Company and Congress               Company's Form 10-K for the year ended
            amending certain financing agreements          December 31, 1993 located under Securities and
            and consent thereto of LCI                     Exchange Commission File No. 0-3252 ("1993
                                                           10-K")

10-22       Letter Agreement dated January 14, 1994        Incorporated by reference from Exhibit 10-27 to
            between LCI and Congress amending              1993 10-K
            certain financing agreements and
            consent thereto of the Company

10-23       Letter Agreement dated March 25, 1994          Incorporated by reference from Exhibit 10-30 to
            between Congress and the Company, and          1993 10-K
            consent thereto of LCI

10-24       Letter Agreement dated March 25, 1994          Incorporated by reference from Exhibit 10-31 to
            between Congress and LCI, and consent          1993 10-K
            thereto of the Company

10-25       Letter Agreement dated as of                   Incorporated by reference from Exhibit 10-1 to the
            August 1, 1994 between the Company             Company's Form 10-Q for the quarter ended
            and Congress amending certain financing        September 30, 1994 located under Securities and
            agreements and consent thereto of LCI          Exchange Commission File No. 0-3252
                                                           ("September 30, 1994 10-Q")

10-26       Letter Agreement dated as of                   Incorporated by reference from Exhibit 10-2 to
            August 1, 1994 between LCI and                 September 30, 1994 10-Q
            Congress amending certain financing
            agreements and consent thereto of the
            Company

10-27       Trade Financing Agreement Supplement           Incorporated by reference from Exhibit 10-3 to
            to Accounts Financing Agreement                September 30, 1994 10-Q
            [Security Agreement] dated as of July 19,
            1994 between the Company and Congress

10-28       Letter Agreement dated January 13, 1995        Incorporated by reference from Exhibit 10-32 to
            between LCI and Congress amending              1994 Form 10-K
            certain financing agreements and consent
            thereto of the Company


10-29         Letter Agreement dated January 31, 1995         Incorporated by reference from Exhibit 10-34 to
              between the Company and Congress                1994 Form 10-K
              amending certain financing agreements
              and consent thereto of LCI

10-30         Letter Agreement dated January 31, 1995         Incorporated by reference from Exhibit 10-36 to
              between LCI and Congress amending               1994 Form 10-K
              certain financing agreements
              and consent thereto of the Company

10-31         Amendment to Financing Agreements               Incorporated by reference from Exhibit 10-1 to the
              dated August 1, 1995 from the Company           Company's Form 10-Q for the quarter ended
              in favor of Congress                            September 30, 1995 located under Securities and
                                                              Exchange Commission File No. 0-3252
                                                              ("September 30, 1995 Form 10-Q")

10-32         Amendment to Financing Agreements               Incorporated by reference from Exhibit 10-2 to
              dated August 1,1995 from LCI in favor           September 30, 1995 Form 10-Q
              of Congress

10-33         Amendment to Financing Agreements               Incorporated by reference from Exhibit 10-49 to the
              dated January 16, 1996 from the                 Company's Form 10-K for the year ended
              Company in favor of Congress                    December 31, 1995 located under Securities and
                                                              Exchange Commission File No.0-3252 ("1995
                                                              Form 10-K")

10-34         Term Promissory Note dated                      Incorporated by reference from Exhibit 10-50 to
              January 16, 1996 in the amount of               1995 Form 10-K
              $375,000 from the Company in favor of
              Congress

10-35         Term Promissory Note dated                      Incorporated by reference from Exhibit 10-51 to
              January 16, 1996 in the amount of               1995 Form 10-K
              $450,000 from the Company in favor of
              Congress

10-36         Letter Agreement re Amendment to                Incorporated by reference from Exhibit 10-62 to
              Financing Agreements and Consent dated          1995 Form 10-K
              February 28, 1996 from the Company in
              favor of Congress

10-37         Amendment to Financing Agreements               Incorporated by reference from Exhibit 10-63 to
              and Consent dated March 14, 1996 from           1995 Form 10-K
              the Company in favor of Congress

10-38         Amendment to Financing Agreements               Incorporated by reference from Exhibit 10-64 to
              and Consent dated March 14, 1996 from           1995 Form 10-K
              LCI in favor of Congress



10-39         Term Note dated May 31, 1996 from the            Incorporated by reference from Exhibit 10-1 to the
              Company in favor of Congress                     Company's Form 10-Q for the quarter ended
                                                               June 30, 1996 located under Securities and
                                                               Exchange Commission File No. 0-3252

10-40         Amendment to Financing Agreements                Incorporated by reference from Exhibit 10-3 to the
              dated August 21, 1996 from LCI in favor          Company's Form 10-Q for the quarter ended
              of Congress                                      September 30, 1996 located under Securities and
                                                               Exchange Commission File No. 0-3252
                                                               ("September 30, 1996 Form 10-Q")

10-41         Amendment to Financing Agreements                Incorporated by reference from Exhibit 10-4 to
              dated August 21, 1996 from the                   September 30, 1996 Form 10-Q
              Company in favor of Congress

10-42         Amendment to Financing Agreements                Incorporated by reference from Exhibit 10-42 to the
              dated January 31, 1997 from the                  Company's Form 10-K for the year ended
              Company in favor of Congress                     December 31, 1996 located under Securities and
                                                               Exchange Commission File No. 0-3252 ("1996
                                                               Form 10-K")

10-43         Amendment to Financing Agreements                Incorporated by reference from Exhibit 10-43 to
              dated January 31, 1997 from LCI in favor         1996 Form 10-K
              of Congress

10-44         Credit Facility and Security Agreement           Incorporated by reference from Exhibit 10-44 to
              and Rider A to Credit Facility and               1996 Form 10-K
              Security Agreement dated January 31,
              1997 from the Company and LCI in favor
              of Bank One, Akron., NA ("Bank One")

10-45         Promissory Note (Equipment Term Loan)            Incorporated by reference from Exhibit 10-45 to
              dated January 31, 1997 from the Company          1996 Form 10-K
              and LCI in favor of Bank One

10-46         Promissory Note (North Canton Term               Incorporated by reference from Exhibit 10-46 to
              Loan) dated January 31, 1997 from the            1996 Form 10-K
              Company and LCI in favor of Bank One

10-47         Promissory Note (Vienna Term Loan)               Incorporated by reference from Exhibit 10-47 to
              dated January 31, 1997 from the Company and      1996 Form 10-K
              LCI in favor of Bank One

10-48         Promissory Note (Casa Grande Note)               Incorporated by reference from Exhibit 10-48 to
              dated January 31, 1997 from the Company and      1996 Form 10-K
              LCI in favor of Bank One

10-49         Promissory Note (LaGrange Term Loan)             Incorporated by reference from Exhibit 10-49 to
              dated January 31, 1997 from the Company and      1996 Form 10-K
              LCI in favor of Bank One


10-50         Promissory Note (North Canton                     Incorporated by reference from Exhibit 10-50 to
              Equipment Loan) dated January 31, 1997            1996 Form 10-K
              from the Company and LCI in favor of Bank One

10-51         Fourth Amended and Restated Promissory            Incorporated by reference from Exhibit 10-51 to
              Note dated March 11, 1997 from LCI in             1996 Form 10-K
              favor of Congress

10-52         Fourth Amended and Restated Promissory            Incorporated by reference from Exhibit 10-52 to
              Note dated March 11, 1997 from the                1996 Form 10-K
              Company in favor of Congress

10-53         Amendment to Financing Agreements                 Incorporated by reference from Exhibit 10-53 to
              dated March 11, 1997 from LCI in favor            1996 Form 10-K
              of  Congress

10-54         Amendment to Financing Agreements                 Incorporated by reference from Exhibit 10-54 to
              dated March 11, 1997 from the Company             1996 Form 10-K
              in favor of Congress

10-55         Loan and Security Agreement and Rider             Incorporated by reference from Exhibit 10-55 to
              A to Loan and Security Agreement dated            1996 Form 10-K
              March 19, 1997 from the Company in
              favor of The CIT Group/Equipment
              Financing, Inc. ("CIT")

10-56         Promissory Note dated March 19, 1997              Incorporated by reference from Exhibit 10-56 to
              from the Company in favor of CIT                  1996 Form 10-K

10-57         Additional Purchase Order Provisions              Incorporated by reference in redacted form pursuant to
              Lifetime Contract Between Delphi                  Rule 24b-2 from Exhibit 10-57 to 1996 Form
              Packard Electric Systems and Lexington            10-K
              Connector Seals

10-58         Amendment to Financing Agreements                 Incorporated by reference from Exhibit 10-1 to the
              and Consent dated April 17, 1997                  Company's Form 10-Q for the quarter ended
              between the Company and Congress                  March 31, 1997 located under Securities and
                                                                Exchange Commission File No. 0-3252 ("March 31,
                                                                1997 Form 10-Q")

10-59         Amendment to Financing Agreements                 Incorporated by reference from Exhibit 10-2 to
              and Consent dated April 17, 1997                  March 31, 1997 Form 10-Q
              between LCI and Congress

10-60         First Amendment Agreement dated                   Incorporated by reference from Exhibit 10-3 to
              April 17, 1997 among the Company, LCI             March 31, 1997 Form 10-Q
              and Bank One

                                      -10-

10-61        Specimen of Amended and Restated                  Incorporated by reference from Exhibit 10-4
             Promissory Note dated April 17, 1997 of           March 31, 1997 Form 10-Q
             the Company and LCI to Bank One

10-62        Specimen of Promissory Note dated                 Incorporated by reference from Exhibit 10-1 to the
             August 29, 1997, from the Company to              Company's Form 10-Q for the quarter ended
             CIT                                               June 30, 1997 located under Securities and
                                                               Exchange Commission File No. 0-3252 ("June 30,
                                                               1997 Form 10-Q")

10-63        Note Purchase Agreement dated                     Incorporated by reference from Exhibit 10-2 to
             October 27, 1997, between the Company             June 30, 1997 Form 10-Q
             and Nomura

10-64        Specimen of 10.5% Senior Unsecured                Incorporated by reference from Exhibit 10-3 to
             Note due February 1, 2000, from the               June 30, 1997 Form 10-Q
             Company to Nomura

10-65        Amended No. 1 to Credit Facility and              Filed with this Form 10-K
             Security Agreement dated December 31,
             1997 between the Company, LCI and
             Bank One

10-66        Amendment No. 2 to Credit Facility and            Filed with this Form 10-K
             Security Agreement dated March 20,
             1998 between the Company, LCI and
             Bank One

21-1         Subsidiary of Registrant                          Incorporated by reference from Exhibit 22-1 to 1991
                                                               10-K

27-1         Financial Data Schedule                           Filed with this Form 10-K
