Form 10-Q
period 1998-03-31
LEXINGTON PRECISION CORP
filed 1998-05-15
CIK 12570

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

        COMMON STOCK, $0.25 PAR VALUE, 4,263,036 SHARES AS OF MAY 7, 1998 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)
================================================================================

                         LEXINGTON PRECISION CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements............................................................................2

Item 2.      Management's Discussion and Analysis of Financial Condition

             and Results of Operations......................................................................10

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LEXINGTON PRECISION CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     MARCH 31,     DECEMBER 31,
                                                                       1998            1997
                                                                    ---------       ---------
ASSETS:

    Current assets:
       Cash                                                         $     167       $     208
       Trade receivables                                               17,269          17,579
       Inventories                                                      9,851           9,031
       Prepaid expenses and other assets                                2,620           3,438
       Deferred income taxes                                            1,572           1,572
                                                                    ---------       ---------
          Total current assets                                         31,479          31,828
                                                                    ---------       ---------
    Plant and equipment:
       Land                                                             1,533           1,533
       Buildings                                                       23,540          23,426
       Equipment                                                       82,007          78,922
                                                                    ---------       ---------
                                                                      107,080         103,881
       Accumulated depreciation                                       (46,636)        (44,451)
                                                                    ---------       ---------
          Plant and equipment, net                                     60,444          59,430
                                                                    ---------       ---------
    Excess of cost over net assets of businesses acquired, net          9,015           9,094
                                                                    ---------       ---------
    Other assets, net                                                   3,775           3,772
                                                                    ---------       ---------
                                                                    $ 104,713       $ 104,124
                                                                    =========       =========









See notes to consolidated financial statements.       (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                   MARCH 31,      DECEMBER 31,
                                                                     1998            1997
                                                                   ---------       ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT:

    Current liabilities:
       Trade accounts payable                                      $  11,791       $  12,628
       Accrued expenses                                                7,665           8,495
       Short-term debt                                                10,955           8,840
       Current portion of long-term debt                               6,458           6,040
                                                                   ---------       ---------
          Total current liabilities                                   36,869          36,003
                                                                   ---------       ---------
    Long-term debt, excluding current portion                         72,762          72,622
                                                                   ---------       ---------
    Deferred income taxes and other long-term liabilities              1,757           1,746
                                                                   ---------       ---------
    Redeemable preferred stock, $100 par value, at redemption
     value                                                               840             840
    Excess of redemption value over par value                           (420)           (420)
                                                                   ---------       ---------
       Redeemable preferred stock at par value                           420             420
                                                                   ---------       ---------
    Stockholders' deficit:
       Common stock, $0.25 par value, 10,000,000 shares
        authorized, 4,348,951 shares issued                            1,087           1,087
       Additional paid-in-capital                                     12,305          12,313
       Accumulated deficit                                           (20,270)        (19,850)
       Cost of common stock in treasury, 85,915 shares                  (217)           (217)
                                                                   ---------       ---------
          Total stockholders' deficit                                 (7,095)         (6,667)
                                                                   ---------       ---------
                                                                   $ 104,713       $ 104,124
                                                                   =========       =========



See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31
                                                            --------------------------
                                                                  1998           1997
                                                              --------       --------
Net sales                                                     $ 32,197       $ 28,592

Cost of sales                                                   27,412         23,815
                                                              --------       --------

       Gross profit                                              4,785          4,777

Selling and administrative expenses                              2,803          2,877
                                                              --------       --------
       Income from operations                                    1,982          1,900

Interest expense                                                 2,402          2,150
                                                              --------       --------
       Loss before income taxes                                   (420)          (250)

Provision for income taxes                                          --             --
                                                              --------       --------
       Net loss                                                   (420)          (250)

Preferred stock dividends                                            8              9

Allocated portion of excess of redemption value over par
   value of preferred stock to be redeemed during year              11             11
                                                              --------       --------
       Net loss attributable to common stockholders           $   (439)      $   (270)
                                                              ========       ========

Net loss per common share:

       Basic                                                  $  (0.10)      $  (0.06)
                                                              ========       ========

       Diluted                                                $  (0.10)      $  (0.06)
                                                              ========       ========




See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31
                                                              ---------------------------
                                                                  1998           1997
                                                                --------       --------
OPERATING ACTIVITIES:

    Net loss                                                    $   (420)      $   (250)
    Adjustments to reconcile net loss to net cash
     provided/(used) by operating activities:
       Depreciation                                                2,306          1,953
       Amortization included in operating expense                    300            321
       Amortization included in interest expense                      50             38
       Deferred income taxes
       Changes in operating assets and
         liabilities that provided/(used) cash:
          Trade receivables                                          310          2,345
          Inventories                                               (820)          (249)
          Prepaid expenses and other assets                          630            247
          Trade accounts payable                                    (837)        (3,566)
          Accrued expenses                                          (830)        (2,246)
       Other                                                          14             10
                                                                --------       --------
          Net cash provided/(used) by operating activities           703         (1,397)
                                                                --------       --------

INVESTING ACTIVITIES:

    Purchases of plant and equipment                              (3,387)        (4,798)
    Decrease in equipment deposits                                    36            387
    Proceeds from sales of equipment                                  64              6
    Expenditures for tooling owned by customers                     (130)          (265)
    Other                                                              8            (61)
                                                                --------       --------
          Net cash used by investing activities                   (3,409)        (4,731)
                                                                --------       --------

FINANCING ACTIVITIES:

    Net increase in short-term debt                                2,115          4,101
    Proceeds from issuance of long-term debt                       2,041         31,829
    Repayment of long-term debt                                   (1,483)       (29,640)
    Other                                                             (8)          (263)
                                                                --------       --------
          Net cash provided by financing activities                2,665          6,027
                                                                --------       --------
Net decrease in cash                                                 (41)          (101)
Cash at beginning of period                                          208            187
                                                                --------       --------
Cash at end of period                                           $    167       $     86
                                                                ========       ========


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

        The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"). The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and footnotes included in the Company's annual consolidated financial statements. Significant accounting policies followed by the Company are set forth, except as described below, in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1997.

        In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1998, and the Company's results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. All such adjustments were of a normal recurring nature.

        The results of operations for the first quarter of 1998 are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

        Effective January 1, 1998, the Company adopted "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("FAS 130"). FAS 130 established standards for the reporting and display of changes in stockholders' equity during a period that are not included in reported net income for such period, excluding changes resulting from transactions with owners. During the first quarter of 1998, the Company did not have any items of income or loss requiring disclosure under the provisions of FAS 130.

NOTE 2 -- INVENTORIES

        Inventories at March 31, 1998, and December 31, 1997, are set forth below (dollar amounts in thousands):

                                                                      MARCH 31,         DECEMBER 31,
                                                                        1998                1997
                                                                      ---------         ------------
                        Finished goods                                 $  4,057            $ 3,654
                        Work in process                                   2,373              1,658
                        Raw materials and purchased parts                 3,421              3,719
                                                                       --------            -------
                                                                       $  9,851            $ 9,031
                                                                        ========            =======

NOTE 3 -- ACCRUED EXPENSES

       At March 31, 1998, and December 31, 1997, accrued expenses included accrued interest expense of $942,000 and $1,964,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 -- DEBT

       At March 31, 1998, and December 31, 1997, short-term debt consisted of loans outstanding under the Company's revolving line of credit. At March 31, 1998, $1,601,000 of loans outstanding under the revolving line of credit were classified as long-term debt because they were refinanced under long-term agreements before the consolidated financial statements for the period were issued. At March 31, 1998, loans outstanding under the revolving line of credit accrued interest at the prime rate plus 0.25% and the London Interbank Offered Rate ("LIBOR") plus 2.75%.

       Long-term debt at March 31, 1998, and December 31, 1997, is set forth below (dollar amounts in thousands):

                                                                             MARCH 31,       DECEMBER 31,
                                                                               1998            1997
                                                                             ---------       ------------
Long-term secured debt:
   Revolving line of credit, prime rate plus 0.25% and LIBOR plus 2.75%       $ 1,601(1)      $  --
   Term loan payable in increasing monthly principal installments, final
     maturity in 2000, 12%                                                      1,421           1,573
   Term loans payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturities in 2001, 8.37%           3,095           3,153
   Term loans payable in equal monthly principal installments, final
     maturities in 2002, LIBOR plus 2.75%                                       3,144           3,330
   Term loan payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturity in 2002, 9.37%             1,484           1,511
   Term loan payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturity in 2002, 9%                2,883           2,933
   Term loan payable in 60 equal monthly installments, final maturity in
     2003, prime rate plus 0.25%                                                  908             468
   Term loans payable in equal monthly principal installments, final
     maturity in 2003, prime rate plus 0.25% and LIBOR plus 2.75%                 583(2)          613(2)
   Term loans payable in equal monthly principal installments, final
     maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%              21,676(2)       22,580(2)
   Term loan payable in equal monthly principal installments, final
     maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%               1,674           1,742
                                                                              -------         -------
      Total long-term secured debt                                            $38,469         $37,903
                                                                              -------         -------








                                                        (continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(continued from prior page)

                                                                              MARCH 31,  DECEMBER 31,
                                                                                1998        1997
                                                                              -------      -------
Long-term unsecured debt:
   10.5% senior note, due 2000                                                $ 7,500      $ 7,500
   12.75% senior subordinated notes, due 2000                                  31,720       31,720
   14% junior subordinated convertible notes, due 2000, convertible into
     440,000 shares of common stock                                             1,000        1,000
   14% junior subordinated nonconvertible notes, due 2000                         347          347
   Other unsecured obligations                                                    184          192
                                                                              -------      -------
      Total long-term unsecured debt                                           40,751       40,759
                                                                              -------      -------
      Total long-term debt                                                     79,220       78,662

      Less current portion                                                      6,458        6,040
                                                                              -------      -------
         Total long-term debt, excluding current portion                      $72,762      $72,622
                                                                              =======      =======

         (1) Refinanced under long-term agreements before the consolidated financial statements for the period were issued. Amounts classified as secured or unsecured and amounts reflected in current portion are based upon the terms of the new borrowings.

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

NOTE 5 -- PROVISION FOR INCOME TAXES

        At March 31, 1998, and December 31, 1997, the excess of the Company's deferred tax assets over its deferred tax liabilities was offset by a valuation allowance. There was no material change in net deferred taxes during the first quarter of 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 -- NET LOSS PER COMMON SHARE

        The calculations of basic and diluted net loss per common share for the three-month periods ended March 31, 1998 and 1997 are set forth below (in thousands, except per share amounts). Because the pro forma conversion of each of the Company's potentially dilutive securities (the 14% junior subordinated convertible notes and the $8 cumulative convertible redeemable preferred stock, series B) was antidilutive, the pro forma conversion was not included in the calculation of diluted net loss set forth below.

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                 -------------------------
                                                                                    1998            1997
                                                                                    ----            ----
             Numerator:
                 Net loss                                                         $   (420)       $   (250)
                 Preferred stock dividends                                              (8)             (9)
                 Allocated portion of excess of redemption
                   value over par value of preferred
                   stock to be redeemed during year                                    (11)            (11)
                                                                                  --------        --------
                 Income available to common stockholders                          $   (439)       $   (270)
                                                                                  ========        ========
                 Weighted-average common shares                                      4,263           4,263
                                                                                  ========        ========
             Basic and diluted net loss per common share                          $  (0.10)       $  (0.06)
                                                                                  ========        ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Various statements in this Item 2 that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements usually can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates" or the negative thereof. They may include discussions of strategy, which involve risks and uncertainties, and they typically are based upon projections and estimates, as distinct from past or historical facts and events. Forward-looking statements are subject to a number of risks, uncertainties, contingencies, and other factors that could cause the actual results or performance of the Company to be materially different from the future results or performance expressed in or implied by such statements. Such risks and uncertainties for the Company include increases and decreases in business awarded to the Company by its various customers, unanticipated price reductions for the Company's products as a result of competition, unanticipated operating results and cash flows, increases or decreases in capital expenditures, unforeseen product liability claims, changes in economic conditions, changes in the competitive environment, changes in the capital markets, labor interruptions at the Company or at its customers, and a number of other factors. Because the Company operates with substantial financial leverage and limited liquidity, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity. The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods. Consequently, the inclusion of forward-looking statements should not be regarded as a representation that these projections and estimates will be realized, and actual results may vary materially. There can be no assurance that any of the forward-looking statements contained herein will prove to be accurate. All forward-looking statements attributable to the Company are expressly qualified by the foregoing cautionary statements.

RESULTS OF OPERATIONS -- FIRST QUARTER OF 1998 VERSUS FIRST QUARTER OF 1997

        The Company manufactures, to customer specifications, component parts through two business segments, the Rubber Group and the Metals Group.

        RUBBER GROUP

        The Rubber Group manufactures silicone and organic rubber components. During the first quarters of 1998 and 1997, automotive industry customers of the Rubber Group represented 91.0% and 91.2%, respectively, of the Rubber Group's net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and the Company.

        The following table sets forth the operating results of the Rubber Group for the first quarters of 1998 and 1997 (dollar amounts in thousands):

                                                                 THREE MONTHS ENDED MARCH 31
                                                           -----------------------------------------
                                                                 1998                   1997
                                                           ------------------     ------------------
           Net sales                                      $  23,834    100.0%    $  19,483    100.0%
           Cost of sales                                     18,622     78.1        15,401     79.0
                                                           ---------  -------     ---------  -------
           Gross profit                                       5,212     21.9         4,082     21.0
           Selling and administrative expenses                1,477      6.2         1,220      6.3
                                                           ---------  -------     ---------  -------
              Income from operations                      $   3,735     15.7%    $   2,862     14.7%
                                                           =========  =======     =========  =======

        During the first quarter of 1998, net sales of the Rubber Group increased by $4,351,000, or 22.3%, compared to the first quarter of 1997. This increase was primarily due to increased unit sales of insulators and connector seals for automotive wiring systems and, to a lesser extent, increased sales of medical components and tooling, offset, in part, by price reductions on certain automotive components.

        During the first quarter of 1998, income from operations totaled $3,735,000, an increase of $873,000, or 30.5%, compared to the first quarter of 1997. Cost of sales as a percentage of net sales decreased during the first quarter of 1998 primarily because such expenses are partially fixed in nature. Nevertheless, material costs as a percentage of net sales increased primarily because of increased tooling sales and increased shipments of components requiring more expensive materials. Depreciation and amortization charged to factory overhead expense totaled $1,644,000, or 6.9% of net sales, during the first quarter of 1998, compared to $1,415,000, or 7.3% of net sales, during the first quarter of 1997. Selling and administrative expenses as a percentage of net sales decreased during the first quarter of 1998, compared to the first quarter of 1997, primarily because such expenses are partially fixed in nature. During the first quarters of 1998 and 1997, selling and administrative expenses included depreciation and amortization of $113,000 and $112,000, respectively.

        METALS GROUP

        The Metals Group manufactures aluminum, magnesium, and zinc die castings and machines aluminum, brass, and steel components. During the first quarter of 1998 and 1997, net sales to automotive industry customers represented 48.0% and 39.9%, respectively, of the Metals Group's net sales.

        The following table sets forth the operating results of the Metals Group for the first quarters of 1998 and 1997 (dollar amounts in thousands):

                                                                 THREE MONTHS ENDED MARCH 31
                                                           -----------------------------------------
                                                                 1998                   1997
                                                           ------------------     ------------------
           Net sales                                      $  8,363     100.0%    $   9,109    100.0%
           Cost of sales                                     8,790     105.1         8,414     92.4
                                                          --------     -----     ---------     ----
           Gross profit/(loss)                                (427)     (5.1)          695      7.6
           Selling and administrative expenses                 832       9.9         1,100     12.1
                                                          --------     -----     ---------     ----
              Loss from operations                        $ (1,259)    (15.0)%   $    (405)    (4.5)%
                                                          ========     =====     =========     ====

        During the first quarter of 1998, net sales of the Metals Group decreased by $746,000, or 8.2%, compared to the first quarter of 1997. This reduction resulted from lower net sales of a variety of components at Lexington Die Casting and Lexington Machining caused primarily by the Company's planned elimination of certain customers who generated short-run production and by reduced demand for certain high-volume products due to obsolescence and the mild winter weather. These reductions were offset, in part, by an increase in net sales of airbag components by Lexington Safety Components.

        During the first quarter of 1998, the Metals Group incurred a loss from operations of $1,259,000, compared to a loss from operations of $405,000 during the first quarter of 1997. Cost of sales as a percentage of net sales increased during the first quarter of 1998, primarily due to underabsorption of fixed overhead caused by low sales levels at Lexington Die Casting, Lexington Machining, and Lexington Safety Components. Despite lower sales, overhead expenses increased primarily because of increased depreciation, which totaled $795,000, or 9.5% of net sales, during the first quarter of 1998, compared to $707,000, or 7.8% of net sales, during the first quarter of 1997, and increased indirect labor costs that resulted, in part, from the hiring of additional technical and professional staff during the last nine months of 1997. Selling and administrative expenses decreased during the first quarter of 1998, primarily because of the elimination of commissions previously paid to sales representatives who were terminated during the last quarter of 1996 and the first quarter of 1997. During the first quarters of 1998 and 1997, selling and administrative expenses included depreciation and amortization of $51,000 and $34,000, respectively.

        During 1997 and 1998, the Company has been attempting to improve the long-term competitive position, profitability, and cash flow of the Metals Group by eliminating the production of a large number of diverse, short-run components and repositioning productive capacity to manufacture higher-volume components in target markets. The repositioning entails a shift to a new customer base and requires that the Company's manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning of the Metals Group has caused the Company to experience underabsorption of fixed overhead resulting from the cut-back in short-run business and to incur expenses for the implementation of improved quality systems, expenses related to moving and reinstalling equipment, non-capitalized costs related to building upgrades, costs related to the establishment of relationships with major new customers, and costs related to inefficiencies resulting from the rollout of new production parts. These factors have adversely affected the operating profit and cash flow of the Metals Group during 1997, the first quarter of 1998, and April and May 1998 are expected to continue to adversely affect the Metals Group throughout the remainder of 1998.

        CORPORATE OFFICE

        Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $494,000 and $557,000 during the first quarters of 1998 and 1997, respectively.

        INTEREST EXPENSE

        During the first quarters of 1998 and 1997, interest expense totaled $2,402,000 and $2,150,000, respectively. The increase during the first quarter of 1998 was caused primarily by an increase in average borrowings outstanding.

        PROVISION FOR INCOME TAXES

        At March 31, 1998, and December 31, 1997, the excess of the Company's deferred tax assets over its deferred tax liabilities was offset by a valuation allowance. There was no material change in net deferred taxes during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES

        During the first quarter of 1998, the operating activities of the Company provided $703,000 of cash.

        Inventory increased by $820,000, primarily because of increased sales levels, trade accounts payable decreased by $837,000, primarily because trade accounts payable related to the purchase of plant, equipment, and customer-owned tooling decreased by $1,293,000, and accrued expenses decreased by $830,000, primarily because of payment of interest on the Company's 12.75% senior subordinated notes, payment of an accrued profit sharing contribution to the Company's retirement and savings plan for the 1997 plan year, and payment of accrued incentive bonus awards earned during 1997.

        INVESTING ACTIVITIES

        During the first quarter 1998, the investing activities of the Company used $3,409,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $1,995,000 and $1,392,000, respectively. The Company presently projects that capital expenditures will total approximately $13,700,000 during 1998, including $13,100,000 for equipment and $600,000 for buildings. At March 31, 1998, the Company had commitments outstanding for capital expenditures totaling approximately $2,944,000. Although there can be no assurance, the Company anticipates that the funds needed for capital expenditures in 1998 will be provided by cash flows from operations, borrowings available to the Company under existing financing arrangements, and additional borrowings that the Company believes it will be able to obtain. (See also "Liquidity" in this Item 2.)

        FINANCING ACTIVITIES

        During the first quarter of 1998, the financing activities of the Company provided $2,665,000 of cash.

        During the first quarter of 1998, the Company borrowed $440,000 under an equipment line of credit to purchase equipment for its North Canton, Ohio, facility. The new borrowings plus $468,000 borrowed under the equipment line of credit in September 1997, constitute one term loan that bears interest at prime plus 0.25% and is repayable in 60 equal monthly principal installments commencing March 1, 1998.

        At March 31, 1998, $1,601,000 of loans outstanding under the Company's revolving line of credit were classified as long-term debt because they were refinanced under long-term agreements before the consolidated financial statements for the first quarter were issued.

        In April 1998, the Company borrowed $1,601,000 under an equipment line of credit to purchase equipment for its Rochester, New York, and Casa Grande, Arizona, facilities. The borrowings refinanced amounts outstanding under the Company's revolving line of credit that had been used to provide interim financing for the equipment. The new term loan bears interest at the London Interbank Offered Rate plus 2.75% and is repayable in 60 equal monthly principal installments of $27,000.

        Borrowings under the Company's revolving line of credit increased by $3,716,000 during the first quarter of 1998.

        LIQUIDITY

        The Company finances its operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under the Company's revolving line of credit. The ability of the Company to borrow under its revolving line of credit is subject to, among other things, covenant compliance and certain availability formulas based on the levels of trade receivables and inventories of the Company. From time to time, the Company has amended financial covenants contained in the various loan agreements to which it is a party in order to maintain or otherwise ensure compliance with such covenants, including an amendment effected during the first quarter of 1998 to change a ratio of debt to tangible net worth (as each such term is defined in the loan agreements) from 4.50:1.00 to 4.75:1.00.

        The Company operates with substantial financial leverage and limited liquidity. As a result of increased borrowings during the first quarter of 1998, aggregate indebtedness of the Company, excluding trade accounts payable, increased by $2,673,000 to $90,175,000. During 1998, interest and scheduled principal payments are projected to be approximately $9,500,000 and $6,500,000, respectively.

        The Company had a net working capital deficit of $5,390,000 at March 31, 1998. Loans of $10,955,000, which were outstanding under the revolving line of credit, were classified as short-term debt at March 31, 1998. Although the expiration date of the revolving line of credit is April 1, 2000, the loans were classified as current liabilities because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company.

        At May 7, 1998, availability under the Company's revolving line of credit totaled $1,471,000 before outstanding checks of $979,000 were deducted. The Company currently has equipment lines of credit in the aggregate amount of $4,100,000 that can be used to finance all or a portion of the cost of certain equipment.

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

        Based upon information presently available to the Company, the Company believes that it is likely to incur losses at the Metals Group during the second and third quarters of 1998 that may cause the Company to become in default of certain financial covenants under certain borrowing arrangements if the covenants are not amended or waived. In particular, the Company may become in default of a covenant requiring that the Company maintain a ratio of cash flow to the current portion of long-term debt (as each such term is defined in the loan agreements) of not less than 1.25:1.00 and the covenant requiring that the

Company maintain the previously discussed ratio of debt to tangible net worth of not greater than 4.75:1.00 during the remainder of 1998. If a default occurs, it may trigger other defaults pursuant to cross-default provisions under other indebtedness of the Company. In the event of any such default or cross-default, the lenders in respect of indebtedness to which such provision relates would be entitled to accelerate the maturity of such indebtedness, to cease making any further advances otherwise permitted under the related credit facilities, to seek to foreclose upon any assets securing such indebtedness and, to pursue other remedies. Any such event could have a material adverse effect upon the Company. In any such event, the Company may be required to consider alternatives, including seeking relief from its creditors. Although there can be no assurance, the Company presently believes that, based on preliminary conversations with its lenders, it will be able to obtain the required waivers or otherwise amend such covenants, should waiver or amendment of the covenants prove to be necessary.

        The Company anticipates that, in addition to its projected cash flow from operations, new borrowings in the amount of approximately $4,200,000 will be required during the remainder of 1998 to meet the Company's projected working capital and debt service requirements and to fund capital expenditures currently anticipated by the Company. Although no assurance can be given, assuming that the Company obtains the amendment or waiver of certain financial covenants as discussed above, the Company currently believes that cash flows from operations, borrowings available to the Company under existing financing arrangements, and additional borrowings that the Company believes it will be able to obtain should be adequate to meet its projected working capital and debt service requirements and to fund capital expenditures currently anticipated by the Company during the remainder of 1998 and thereafter. If cash flows from operations or availability under existing and new financing agreements fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, extend trade accounts payable balances beyond terms that the Company believes are customary in the industries in which it operates, consider other alternatives designed to improve the Company's liquidity, or obtain relief from its obligations. Certain of such actions could have a material adverse effect upon the Company.

        The Company's 10.5% senior note, 12.75% senior subordinated notes, and 14% junior subordinated notes, which have an aggregate principal balance of $40,567,000, mature on February 1, 2000, and the Company's revolving line of credit expires on April 1, 2000. Although the Company currently believes that it has or will have the ability to refinance these obligations on or before their maturity or expiration dates, there are many factors that will affect the Company's ability to do so. Accordingly, there can be no assurance that the Company will be successful in refinancing such obligations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, REPORTING COMPREHENSIVE INCOME

        Effective January 1, 1998, the Company adopted "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("FAS 130"). FAS 130 established standards for the reporting and display of changes in stockholders' equity during a period that are not included in reported net income for such period, excluding changes resulting from transactions with owners. During the first quarter of 1998, the Company did not have any items of income or loss requiring disclosure under the provisions of FAS 130.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              The following exhibits are filed herewith:

              10-1 Promissory Note dated March 31, 1998, from the Company in favor of The CIT Group/Equipment Financing, Inc.

              27-1   Financial Data Schedule

       (b)    REPORTS ON FORM 8-K

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1998.

                         LEXINGTON PRECISION CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LEXINGTON PRECISION CORPORATION
                                             (Registrant)

May 13, 1998                         By:  /s/  Michael A. Lubin
   -------------                        ---------------------------------
      Date                                Michael A. Lubin
                                          Chairman of the Board

May 13, 1998                         By:  /s/  Warren Delano
   -------------                        ---------------------------------
      Date                                Warren Delano
                                          President

May 13, 1998                         By:  /s/  Dennis J. Welhouse
   -------------                        ---------------------------------
      Date                                Dennis J. Welhouse
                                          Senior Vice President and
                                             Chief Financial Officer

                                EXHIBIT INDEX



Exhibit
Number                        Exhibit                        Location
-------                       -------                        --------

 10-1             Promissory Note dated March 31, 1998,    Filed with this
                  from Lexington Precision Corporation     Form 10-Q
                  in favor of The CIT Group/Equipment
                  Financing, Inc.

 27-1             Financial Data Schedule                  Filed with this
                                                           Form 10-Q