Form 10-Q
period 1998-06-30
LEXINGTON PRECISION CORP
filed 1998-08-14
CIK 12570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1998

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

      COMMON STOCK, $0.25 PAR VALUE, 4,263,036 SHARES AS OF AUGUST 5, 1998 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
              OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)



================================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS





                                                                                       PAGE
                                                                                       ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.......................................................2

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................10

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.......................20

Item 5.      Other Events..............................................................21

Item 6.      Exhibits and Reports on Form 8-K..........................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                      JUNE 30,     DECEMBER 31,
                                                                        1998           1997
                                                                   -------------   ------------

ASSETS:

    Current assets:
       Cash                                                         $     171       $     208
       Trade receivables                                               15,975          17,579
       Inventories                                                     10,465           9,031
       Prepaid expenses and other assets                                2,152           3,438
       Deferred income taxes                                            1,572           1,572
                                                                    ---------       ---------
          Total current assets                                         30,335          31,828
                                                                    ---------       ---------

    Plant and equipment:
       Land                                                             1,533           1,533
       Buildings                                                       23,639          23,426
       Equipment                                                       86,556          78,922
                                                                    ---------       ---------
                                                                      111,728         103,881
       Accumulated depreciation                                       (48,808)        (44,451)
                                                                    ---------       ---------
          Plant and equipment, net                                     62,920          59,430
                                                                    ---------       ---------

    Excess of cost over net assets of businesses acquired, net          8,936           9,094
                                                                    ---------       ---------

    Other assets, net                                                   3,798           3,772
                                                                    ---------       ---------

                                                                    $ 105,989       $ 104,124
                                                                    =========       =========





See notes to consolidated financial statements.         (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                    JUNE 30,      DECEMBER 31,
                                                                      1998            1997
                                                                  ------------    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT:

    Current liabilities:
       Trade accounts payable                                      $  12,014       $  12,628
       Accrued expenses                                                9,168           8,495
       Short-term debt                                                10,664           8,840
       Current portion of long-term debt                               6,074           6,040
                                                                   ---------       ---------
          Total current liabilities                                   37,920          36,003
                                                                   ---------       ---------

    Long-term debt, excluding current portion                         73,365          72,622
                                                                   ---------       ---------

    Deferred income taxes and other long-term liabilities              1,765           1,746
                                                                   ---------       ---------

    Redeemable preferred stock, $100 par value, at redemption
     value                                                               840             840
    Excess of redemption value over par value                           (420)           (420)
                                                                   ---------       ---------
       Redeemable preferred stock at par value                           420             420
                                                                   ---------       ---------

    Stockholders' deficit:
       Common stock, $0.25 par value, 10,000,000 shares
        authorized, 4,348,951 shares issued                            1,087           1,087
       Additional paid-in-capital                                     12,296          12,313
       Accumulated deficit                                           (20,647)        (19,850)
       Cost of common stock in treasury, 85,915 shares                  (217)           (217)
                                                                   ---------       ---------
          Total stockholders' deficit                                 (7,481)         (6,667)
                                                                   ---------       ---------

                                                                   $ 105,989       $ 104,124
                                                                   =========       =========





See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30                       JUNE 30
                                                              -----------------------      -----------------------
                                                                1998           1997          1998           1997
                                                                ----           ----          ----           ----

Net sales                                                     $ 31,024       $ 30,413      $ 63,221       $ 59,005

Cost of sales                                                   26,090         24,973        53,502         48,788
                                                              --------       --------      --------       --------

       Gross profit                                              4,934          5,440         9,719         10,217

Selling and administrative expenses                              2,863          2,968         5,666          5,845
                                                              --------       --------      --------       --------

       Income from operations                                    2,071          2,472         4,053          4,372

Interest expense                                                 2,448          2,279         4,850          4,429
                                                              --------       --------      --------       --------

       Income/(loss) before income taxes                          (377)           193          (797)           (57)

Provision for income taxes                                           -            143             -            143
                                                              --------       --------      --------       --------

       Net income/(loss)                                          (377)            50          (797)          (200)

Preferred stock dividends                                            9              9            17             19

Allocated portion of excess of redemption value over par
   value of preferred stock to be redeemed during year              11             11            22             22
                                                              --------       --------      --------       --------

       Net income/(loss) attributable to common
         stockholders                                         $   (397)      $     30      $   (836)      $   (241)
                                                              ========       ========      ========       ========



Net income/(loss) per common share:

          Basic                                               $  (0.09)      $   0.01      $  (0.20)      $  (0.06)
                                                              ========       ========      ========       ========

          Diluted                                             $  (0.09)      $   0.01      $  (0.20)      $  (0.06)
                                                              ========       ========      ========       ========



See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30
                                                             -------------------------
                                                               1998            1997
                                                               ----            ----

OPERATING ACTIVITIES:

    Net loss                                                 $   (797)      $   (200)
    Adjustments to reconcile net loss to net cash
     provided/(used) by operating activities:
       Depreciation                                             4,763          4,012
       Amortization included in operating expense                 632            646
       Amortization included in interest expense                   99             75
       Changes in operating assets and liabilities that
         provided/(used) cash:
          Trade receivables                                     1,604            973
          Inventories                                          (1,434)          (403)
          Prepaid expenses and other assets                       943           (384)
          Trade accounts payable                                 (614)        (3,350)
          Accrued expenses                                        673            510
       Other                                                       16            100
                                                             --------       --------
          Net cash provided by operating activities             5,885          1,979
                                                             --------       --------

INVESTING ACTIVITIES:

    Purchases of plant and equipment                           (8,849)        (7,961)
    Decrease in equipment deposits                                244            148
    Proceeds from sales of equipment, net                         183             21
    Expenditures for tooling owned by customers                  (427)          (476)
    Other                                                         343            138
                                                             --------       --------
          Net cash used by investing activities                (8,506)        (8,130)
                                                             --------       --------

FINANCING ACTIVITIES:

    Net increase in short-term debt                             1,824          4,723
    Proceeds from issuance of long-term debt                    3,741         33,950
    Repayment of long-term debt                                (2,964)       (32,327)
    Other                                                         (17)          (322)
                                                             --------       --------
          Net cash provided by financing activities             2,584          6,024
                                                             --------       --------

Net decrease in cash                                              (37)          (127)
Cash at beginning of period                                       208            187
                                                             --------       --------

Cash at end of period                                        $    171       $     60
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

         In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1998, the Company's results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the Company's cash flows for the six-month periods ended June 30, 1998 and 1997. All such adjustments were of a normal recurring nature.

         The results of operations for the three-month and six-month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

         Effective January 1, 1998, the Company adopted "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("FAS 130"). FAS 130 established standards for the reporting and display of changes in stockholders' equity during a period that are not included in reported net income for such period, excluding changes resulting from transactions with owners. During the first six months of 1998, the Company did not have any items of income or loss requiring disclosure under the provisions of FAS 130.

NOTE 2 -- INVENTORIES

         Inventories at June 30, 1998, and December 31, 1997, are set forth below (dollar amounts in thousands):

                                                                        JUNE 30,         DECEMBER 31,
                                                                          1998               1997
                                                                    -----------------   ----------------

                        Finished goods                                 $   4,053             $ 3,654
                        Work in process                                    2,557               1,658
                        Raw materials and purchased parts                  3,855               3,719
                                                                        ---------             -------

                                                                       $  10,465             $ 9,031
                                                                        =========             =======

NOTE 3 -- ACCRUED EXPENSES

         At June 30, 1998, and December 31, 1997, accrued expenses included accrued interest expense of $1,945,000 and $1,964,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 -- DEBT

         At June 30, 1998, and December 31, 1997, short-term debt consisted of loans outstanding under the Company's revolving line of credit. At June 30, 1998, loans outstanding under the revolving line of credit accrued interest at the prime rate plus 0.25% and the London Interbank Offered Rate ("LIBOR") plus 2.75%.

         Long-term debt at June 30, 1998, and December 31, 1997, is set forth below (dollar amounts in thousands):

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1998              1997
                                                                                  ----------------  ----------------

Long-term secured debt:
   Term loan payable in increasing monthly principal installments, final
     maturity in 2000, 12%                                                          $       -          $  1,573
   Term loan, due 2000, 12%                                                             1,370                 -
   Term loans payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturities in 2001, 8.37%                   3,038             3,153
   Term loan payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturity in 2002, 9.37%                     1,458             1,511
   Term loan payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturity in 2002, 9%                        2,832             2,933
   Term loans payable in equal monthly principal installments, final
     maturities in 2002, LIBOR plus 2.75%                                               2,957             3,330
   Term loans payable in equal monthly principal installments, final
     maturities in 2003, prime rate plus 0.25% and LIBOR plus 2.75%                       553(1)            613(1)
   Term loan payable in equal monthly principal installments, final
     maturity in 2003, prime rate plus 0.25%                                              863               468
   Term loan payable in equal monthly principal installments, final
     maturity in 2003, LIBOR plus 2.75%                                                 1,548                 -
   Term loan payable in equal monthly principal installments, final
     maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                       1,606             1,742
   Term loans payable in equal monthly principal installments, final
     maturities in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                    20,773(1)         22,580(1)
   Term loan payable in equal monthly principal installments, final
     maturity in 2005, prime rate plus 0.25% and LIBOR plus 2.75%                       1,700                 -
                                                                                     ---------          --------
      Total long-term secured debt                                                  $  38,698          $ 37,903
                                                                                     ---------          --------


(continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(continued from prior page)

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1998              1997
                                                                                  ----------------  ----------------

Long-term unsecured debt:
   10.5% senior note, due 2000                                                      $   7,500          $  7,500
   12.75% senior subordinated notes, due 2000                                          31,720            31,720
   14% junior subordinated convertible notes, due 2000, convertible into
     440,000 shares of common stock                                                     1,000             1,000
   14% junior subordinated nonconvertible notes, due 2000                                 347               347
   Other unsecured obligations                                                            174               192
                                                                                     ---------          --------
      Total long-term unsecured debt                                                   40,741            40,759
                                                                                     ---------          --------

      Total long-term debt                                                             79,439            78,662

      Less current portion                                                              6,074             6,040
                                                                                     ---------          --------

         Total long-term debt, excluding current portion                            $  73,365          $ 72,622
                                                                                     =========          ========

         (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

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

NOTE 5 -- PROVISION FOR INCOME TAXES

         At June 30, 1998, and December 31, 1997, the excess of the Company's deferred tax assets over its deferred tax liabilities was offset by a valuation allowance. There was no material change in net deferred taxes during the first six months of 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 -- NET INCOME/(LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income/(loss) per common share for the three-month and six-month periods ended June 30, 1998 and 1997, are set forth below (in thousands, except per share amounts). Because the pro forma conversion of each of the Company's potentially dilutive securities (the 14% junior subordinated convertible notes and the $8 cumulative convertible redeemable preferred stock, series B) was antidilutive, such pro forma conversion was not included in the calculation of diluted net income/(loss) per common share set forth below.

                                                                        THREE MONTHS            SIX MONTHS
                                                                           ENDED                   ENDED
                                                                          JUNE 30                 JUNE 30
                                                                     -------------------    --------------------
                                                                      1998       1997        1998        1997
                                                                      ----       ----        ----        ----

         Net income/(loss)                                          $  (377)   $     50    $   (797)   $   (200)
         Preferred stock dividends                                       (9)         (9)        (17)        (19)
         Allocated portion of excess of redemption
           value over par value of preferred
           stock to be redeemed during year                             (11)        (11)        (22)        (22)
                                                                     -------    --------    --------    --------

         Net income/(loss) attributable to common
           stockholders (numerator)                                 $  (397)   $     30    $   (836)   $   (241)
                                                                     =======    ========    ========    ========

         Weighted-average common shares (denominator)                 4,263       4,263       4,263       4,263
                                                                     =======    ========    ========    ========

         Basic and diluted net income/(loss) per common
           share                                                    $  (.09)   $    .01    $   (.20)   $   (.06)
                                                                     =======    ========    ========    ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

OVERVIEW

         Various statements in this Item 2 that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements usually can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates" or the negative thereof. They may include discussions of strategy, which involve risks and uncertainties, and they typically are based upon projections and estimates, as distinct from past or historical facts and events. Forward-looking statements are subject to a number of risks, uncertainties, contingencies, and other factors that could cause the actual results or performance of the Company to be materially different from the future results or performance expressed in or implied by such statements. Such risks and uncertainties for the Company include increases and decreases in business awarded to the Company by its various customers, unanticipated price reductions for the Company's products as a result of competition, unanticipated operating results and cash flows, increases or decreases in capital expenditures, unforeseen product liability claims, changes in economic conditions, changes in the competitive environment, changes in the capital markets, labor interruptions at the Company or at its customers, and a number of other factors. Because the Company operates with substantial financial leverage and limited liquidity, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity. The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods. Consequently, the inclusion of forward-looking statements should not be regarded as a representation that any such projections or estimates included herein will be realized, and actual results may vary materially. There can be no assurance that any of the forward-looking statements contained herein will prove to be accurate. All forward-looking statements, projections, or estimates attributable to the Company are expressly qualified by the foregoing cautionary statements.

RESULTS OF OPERATIONS -- SECOND QUARTER OF 1998 VERSUS SECOND QUARTER OF 1997

         The Company manufactures, to customer specifications, component parts through two business segments, the Rubber Group and the Metals Group.

        RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components. During the second quarters of 1998 and 1997, automotive industry customers of the Rubber Group represented 90.6% and 90.1%, respectively, of the Rubber Group's net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and the Company.

         The following table sets forth the operating results of the Rubber Group for the second quarters of 1998 and 1997 (dollar amounts in thousands):

                                                                  THREE MONTHS ENDED JUNE 30
                                                           -----------------------------------------
                                                                 1998                   1997
                                                           ------------------     ------------------

           Net sales                                      $  23,242    100.0%    $  21,306    100.0%
           Cost of sales                                     17,769     76.4        16,533     77.6
                                                           ---------  -------     ---------  -------
           Gross profit                                       5,473     23.6         4,773     22.4
           Selling and administrative expenses                1,550      6.7         1,224      5.7
                                                           ---------  -------     ---------  -------

              Income from operations                      $   3,923     16.9%    $   3,549     16.7%
                                                           =========  =======     =========  =======

         During the second quarter of 1998, net sales of the Rubber Group increased by $1,936,000, or 9.1%, compared to the second quarter of 1997. This increase was primarily due to increased unit sales of insulators for automotive wiring systems and, to a lesser extent, increased sales of medical components and tooling, offset, in part, by price reductions on certain components.

         During the second quarter of 1998, income from operations totaled $3,923,000, an increase of $374,000, or 10.5%, compared to the second quarter of 1997. Income from operations during the second quarter included a credit of $622,000 resulting from a special rebate from the State of Ohio Bureau of Workers' Compensation. The rebate represented the Company's share of a distribution of excess funds accumulated by the Bureau.

         Excluding the rebate, during the second quarter of 1998, income from operations totaled $3,301,000, a decrease of $248,000, or 7.0%, compared to the second quarter of 1997. Cost of sales as a percentage of net sales, excluding the rebate, was 79.1%. The increase in cost of sales as a percentage of net sales, compared to the second quarter of 1997, resulted primarily from increased wage and benefit costs, the unanticipated write-off of certain tooling, and increased depreciation and amortization expense. Selling and administrative expenses as a percentage of net sales increased during the second quarter of 1998, compared to the second quarter of 1997, primarily because of the hiring of additional personnel, the opening, in September of 1997, of a sales office in Germany, and costs associated with the installation of new computer systems at Lexington Connector Seals.

         During the second quarter of 1998, depreciation and amortization at the Rubber Group totaled $1,846,000, or 7.9% of net sales, compared to $1,625,000, or 7.6% of net sales, during the second quarter of 1997.

         Effects of General Motors Corporation Strike and Shutdown:

         Delphi Packard Electric Systems, a division of General Motors Corporation, ("Delphi Packard Electric"), is the Company's largest customer. In 1997, net sales to Delphi Packard Electric represented 22.3% of the Company's total net sales. The strike at two General Motor's plants and the resulting shut down of General Motors assembly plants during June and July 1998 had an immaterial effect on the Company's net sales and operating profit for the second quarter of 1998. The Company believes that the impact of the strike on the Company's third quarter results will be more significant, although net sales to Delphi Packard Electric will depend, in part, on how quickly General Motors can restart its production lines and on the degree to which sales of General Motors vehicles are reduced as a result of low inventory levels caused by the strike. Although many factors will affect actual results, the Company currently estimates that the strike may reduce the Company's operating income by approximately $350,000 during the third quarter of 1998. The Company believes that a meaningful portion of this reduction in operating income might be made up during the fourth quarter of 1998 as a result of General Motor's efforts to increase production, rebuild inventory, and generate sales.

         General Motors has recently announced its intention to spin off Delphi Automotive Systems, of which Delphi Packard Electric is a division. Although there can be no assurance, the Company does not believe that such spin off or similar transaction would have a material effect on the Company.

         METALS GROUP

         The Metals Group manufactures aluminum, magnesium, and zinc die castings and machines aluminum, brass, and steel components. During the second quarter of 1998 and 1997, net sales to automotive industry customers represented 50.6% and 39.6%, respectively, of the Metals Group's net sales.

         The following table sets forth the operating results of the Metals Group for the second quarters of 1998 and 1997 (dollar amounts in thousands):

                                                                  THREE MONTHS ENDED JUNE 30
                                                           -----------------------------------------
                                                                 1998                   1997
                                                           ------------------     ------------------

           Net sales                                      $  7,782     100.0%    $   9,107    100.0%
           Cost of sales                                     8,321     106.9         8,440     92.7
                                                           --------   -------     ---------  -------
           Gross profit/(loss)                                (539)     (6.9)          667      7.3
           Selling and administrative expenses                 795      10.2         1,210     13.3
                                                           --------   -------     ---------  -------

              Loss from operations                        $ (1,334)    (17.1)%   $    (543)    (6.0)%
                                                           ========   =======     =========  =======

         During the second quarter of 1998, net sales of the Metals Group decreased by $1,325,000, or 14.5%, compared to the second quarter of 1997. This reduction resulted from lower net sales of a variety of components at Lexington Die Casting and Lexington Machining caused, in part, by the planned elimination of certain customers who generated short-run production.

         During the second quarter of 1998, the Metals Group incurred a loss from operations of $1,334,000, compared to a loss from operations of $543,000 during the second quarter of 1997. Cost of sales as a percentage of net sales increased during the second quarter of 1998, primarily due to underabsorption of fixed overhead caused by low sales levels at Lexington Die Casting, Lexington Machining, and Lexington Safety Components. Despite lower sales, overhead expenses during the second quarter of 1998 increased by $100,000 compared to the second quarter of 1997, primarily because of increased depreciation and amortization and increased indirect labor costs. To a lesser extent, material and direct labor costs as a percentage of net sales also increased during the second quarter of 1998 compared to the second quarter of 1997, primarily because of changes in product mix, lower production efficiencies resulting from the start-up of new products, and costs related to the retention of experienced equipment operators during a period of low sales. Selling and administrative expenses decreased during the second quarter of 1998 compared to the second quarter of 1997, primarily because of reduced accruals for litigation expenses and the elimination of commissions previously paid to sales representatives who were terminated during the last quarter of 1996 and the first quarter of 1997.

         During the second quarter of 1998, depreciation and amortization at the Metals Group totaled $938,000, or 12.1% of net sales, compared to $754,000, or 8.3% of net sales, during the second quarter of 1997.

         During 1997 and 1998, the Company has been attempting to improve the long-term competitive position, profitability, and cash flow of the Metals Group by eliminating the production of a large number of diverse, short-run components and repositioning productive capacity to manufacture higher-volume components in target markets. The repositioning entails a shift to a new customer base and requires that the Company's manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning of the Metals Group has caused the Company to experience underabsorption of fixed overhead resulting from the cut-back in short-run business and to incur expenses for the implementation of improved quality systems, expenses related to moving and reinstalling equipment, non-capitalized costs related to building upgrades, costs related to the establishment of relationships with major new customers, and costs related to inefficiencies resulting from the rollout of new production parts. These factors and the fact that new high-volume business is limited at this stage of the transition have adversely affected the operating profit and cash flow of the Metals Group during 1997 and the first and second quarters of 1998, and are expected to continue to adversely affect the Metals Group throughout the remainder of 1998.

         CORPORATE OFFICE

         During the second quarters of 1998 and 1997, corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $518,000 and $534,000, respectively.

         During the second quarter of 1998 and 1997, depreciation at the corporate office totaled $5,000.

         INTEREST EXPENSE

         During the second quarters of 1998 and 1997, interest expense totaled $2,448,000 and $2,279,000, respectively. The increase was caused primarily by an increase in average borrowings outstanding.

         PROVISION FOR INCOME TAXES

         At June 30, 1998, and December 31, 1997, the excess of the Company's deferred tax assets over its deferred tax liabilities was offset by a valuation allowance. There was no material change in net deferred taxes during the second quarter of 1998.

RESULTS OF OPERATIONS -- FIRST SIX MONTHS OF 1998 VERSUS FIRST SIX MONTHS OF
1997

         RUBBER GROUP

         During the first six months of 1998 and 1997, net sales to automotive industry customers represented 90.8% and 90.6%, respectively, of the Rubber Group's net sales.

         The following table sets forth the operating results of the Rubber Group for the first six months of 1998 and 1997 (dollar amounts in thousands):

                                                                   SIX MONTHS ENDED JUNE 30
                                                           -----------------------------------------
                                                                 1998                   1997
                                                           ------------------     ------------------

           Net sales                                      $  47,076    100.0%    $  40,789    100.0%
           Cost of sales                                     36,391     77.3        31,934     78.3
                                                           ---------  -------     ---------  -------
           Gross profit                                      10,685     22.7         8,855     21.7
           Selling and administrative expenses                3,027      6.4         2,444      6.0
                                                           ---------  -------     ---------  -------

              Income from operations                      $   7,658     16.3%    $   6,411     15.7%
                                                           =========  =======     =========  =======

         During the first six months of 1998, net sales of the Rubber Group increased by $6,287,000, or 15.4%, compared to the first six months of 1997. This increase was primarily due to increased unit sales of insulators for automotive wiring systems and, to a lesser extent, increased sales of tooling, connector seals for automotive wiring systems, and medical components, offset, in part, by price reductions on certain components.

         During the first six months of 1998, income from operations totaled $7,658,000, an increase of $1,247,000, or 19.5%, compared to the first six months 1997. Income from operations during the first six months of 1998 included a credit of $622,000 resulting from a special rebate from the State of Ohio Bureau of Workers' Compensation. The rebate represented the Company's share of a distribution of excess funds accumulated by the Bureau.

         Excluding the rebate, during the first six months of 1998, income from operations totaled $7,036,000, an increase of $625,000, or 9.7%, compared to the first six months of 1997. Cost of sales as a percentage of net sales, excluding the rebate, was 78.6%, or slightly higher than the comparable percentage during the first six months of 1997. During the first six months of 1998, the Rubber Group's operating profit margin was limited by increased tooling sales, which generate little or no profit, the unanticipated write-off of certain tooling, and increased wage and benefit costs resulting from the hiring of additional technical personnel. Selling and administrative expenses as a percentage of net sales increased during the first six months of 1998, compared to the first six months of 1997, primarily because of the hiring of additional personnel, the opening, in September of 1997, of a sales office in Germany, and costs associated with the installation of new computer systems at Lexington Connector Seals.

         During the first six months of 1998, depreciation and amortization at the Rubber Group totaled $3,603,000, or 7.7% of net sales, compared to $3,152,000, or 7.7% of net sales, during the second quarter of 1997.

         METALS GROUP

         During the first six months of 1998 and 1997, net sales to automotive industry customers represented 49.2% and 39.7%, respectively, of the Metal Group's net sales.

         The following table sets forth the operating results of the Metals Group for the first six months of 1998 and 1997 (dollar amounts in thousands):

                                                                   SIX MONTHS ENDED JUNE 30
                                                           ------------------------------------------
                                                                  1998                   1997
                                                           -------------------     ------------------

           Net sales                                      $  16,145     100.0%    $   18,216   100.0%
           Cost of sales                                     17,111     106.0         16,854    92.5
                                                           ---------   -------     ---------- -------
           Gross profit/(loss)                                 (966)     (6.0)         1,362     7.5
           Selling and administrative expenses                1,627      10.1          2,310    12.7
                                                           ---------   -------     ---------- -------

              Loss from operations                        $  (2,593)    (16.1)%   $     (948)   (5.2)%
                                                           =========   =======     ========== =======

         During the first six months of 1998, net sales of the Metals Group decreased by $2,071,000, or 11.4%, compared to the first six months of 1997. This reduction resulted from lower net sales of a variety of components at Lexington Die Casting and Lexington Machining caused, in part, by the planned elimination of certain customers who generated short-run production. Net sales were also reduced, in part, by reduced demand for certain products due to the mild winter weather.

         During the first six months of 1998, the Metals Group incurred a loss from operations of $2,593,000, compared to a loss from operations of $948,000 during the first six months of 1997. Cost of sales as a percentage of net sales increased during the first six months of 1998, primarily due to underabsorption of fixed overhead caused by low sales levels at Lexington Die Casting, Lexington Machining, and Lexington Safety Components. Despite lower sales, overhead expenses increased by $468,000 during the first six months of 1998 compared to the first six months of 1997, primarily because of increased depreciation and amortization and increased indirect labor costs. To a lesser extent, material and direct labor costs as a percentage of net sales also increased during the first six months of 1998 compared to the first six months of 1997, primarily because of changes in product mix, lower production efficiencies resulting from the start-up of new products, and costs related to the retention of experienced equipment operators during a period of low sales. Selling and administrative expenses decreased during the first six months of 1998, primarily because of the elimination of commissions previously paid to sales representatives who were terminated during the last quarter of 1996 and the first quarter of 1997 and reduced accruals for litigation expenses.

         During the first six months of 1998, depreciation and amortization at the Metals Group totaled $1,784,000, or 11.0% of net sales, compared to $1,495,000, or 8.2% of net sales, during the second quarter of 1997.

         CORPORATE OFFICE

         During the first six months of 1998 and 1997, corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $1,012,000 and $1,091,000, respectively.

         During the first six months of 1998 and 1997, depreciation at the corporate office totaled $8,000 and $11,000, respectively.

         INTEREST EXPENSE

         During the first six months of 1998 and 1997, interest expense totaled $4,850,000 and $4,429,000, respectively. The increase was caused primarily by an increase in average borrowings outstanding.

         PROVISION FOR INCOME TAXES

         At June 30, 1998, and December 31, 1997, the excess of the Company's deferred tax assets over its deferred tax liabilities was offset by a valuation allowance. There was no material change in net deferred taxes during the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first six months of 1998, the operating activities of the Company provided $5,885,000 of cash.

         Inventory increased by $1,434,000 primarily because the Company is attempting to increase service levels for certain key customers. Trade accounts payable decreased by $614,000, primarily because trade accounts payable related to the purchase of plant, equipment, and customer-owned tooling decreased by $501,000.

         INVESTING ACTIVITIES

         During the first six months of 1998, the investing activities of the Company used $8,506,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $4,661,000 and $4,188,000, respectively. The Company presently projects that capital expenditures will total approximately $15,000,000 during 1998, including $14,700,000 for equipment and $300,000 for buildings. At June 30, 1998, the Company had commitments outstanding for capital expenditures totaling approximately $3,046,000. Although there can be no assurance, the Company anticipates that the funds needed for capital expenditures in 1998 will be provided by cash flows from operations, borrowings available to the Company under existing financing arrangements, and additional borrowings that the Company believes it will be able to obtain when needed. (See also "Liquidity" in this Item 2.)

         FINANCING ACTIVITIES

         During the first six months of 1998, the financing activities of the Company provided $2,584,000 of cash.

         During the first six months of 1998, the Company borrowed $3,741,000 under its equipment lines of credit to refinance amounts outstanding under the Company's revolving line of credit that had been used to provide interim financing for equipment purchases. During the first six months of 1998, equipment financings included a term loan that bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.75% and is repayable in 60 equal monthly principal installments of $27,000 and a term loan that bears interest at LIBOR plus 2.75% or prime rate plus 0.25% and is repayable in 84 equal monthly principal installments of $20,000.

         During the second quarter of 1998, the Company and the holder of the Company's 12% term note amended such note by accelerating the maturity date from April 30, 2000, to January 31, 2000 and by eliminating all principal payments prior to such maturity date.

         Borrowings under the Company's revolving line of credit increased by $1,824,000 during the first six months of 1998.

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

         The Company operates with substantial financial leverage and limited liquidity. As a result of increased borrowings during the first six months of 1998, aggregate indebtedness of the Company, excluding trade accounts payable, increased by $2,601,000 to $90,103,000. During the second half of 1998, interest and scheduled principal payments are projected to be approximately $5,000,000 and $3,100,000, respectively.

         The Company had a net working capital deficit of $7,585,000 at June 30, 1998. Loans of $10,664,000, which were outstanding under the revolving line of credit, were classified as short-term debt at June 30, 1998. Although the expiration date of the revolving line of credit is April 1, 2000, the loans were classified as current liabilities because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company.

         At August 12, 1998, availability under the Company's revolving line of credit totaled $2,151,000 before outstanding checks of $2,149,000 were deducted. The Company is currently negotiating with its lender to increase the availability under the Company's revolving line of credit by providing the Company with higher advance rates on its trade receivables and inventory. Although there can be no assurance, the Company believes its advance rates under the revolving line of credit will be increased and that as a result, its availability under the revolving line of credit will increase by approximately $2,000,000, based on the Company's current levels of trade receivables and inventory.

         The Company currently has equipment lines of credit in the aggregate amount of $1,800,000 that can be used to finance all or a portion of the cost of certain equipment.

         Certain of the Company's financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage and impose limitations on the Company's ratio of debt to tangible net worth. The covenants also place certain restrictions on the Company's business and operations, including the incurrence or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions.

         From time to time, the Company has amended financial covenants contained in the various loan agreements to which it is a party in order to maintain or otherwise ensure compliance with such covenants. During the first quarter of 1998, the Company amended a covenant that limited the Company's ratio of debt to tangible net worth. In addition, in August 1998, the Company amended certain net worth covenants and deferred, until September 30, 1999, and amended a covenant that limits the Company's ratio of debt to tangible net worth. Furthermore, because certain of the Company's indebtedness matures in the first half of 2000, those amounts will be classified as short-term liabilities of the Company during the first and second quarters of 1999, if they are outstanding at that time. In August 1998, certain working capital and cash flow covenants were amended so as to avoid any defaults caused by such reclassification. (Notes maturing in 2000 include the Company's 12% term note in the amount of $1,370,000, which matures on January 31, 2000, the Company's 10.5% senior note in the amount of $7,500,000 and 12.75% senior subordinated notes in the amount of $31,720,000, which mature on February 1, 2000, and the Company's 14% junior subordinated notes in the amount of $1,347,000, which mature on May 1, 2000.) Based on the Company's current forecast and as a result of the amendments to financial covenants obtained by the Company during August 1998, the Company does not currently project any defaults under loan covenants.

         The Company projects that, in addition to cash flow from operations, new borrowings in the amount of approximately $5,600,000 will be required through June 30, 1999, to meet the Company's working capital and debt service requirements and to fund capital expenditures currently anticipated by the Company. Although no assurance can be given, the Company currently believes that cash flows from operations, borrowings available to the Company under existing financing arrangements, and additional borrowings that the Company believes it will be able to obtain should be adequate to meet its projected working capital and debt service requirements and to fund capital expenditures currently anticipated by the Company during the remainder of 1998 and thereafter. If cash flows from operations or availability under existing and new financing agreements fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, extend trade accounts payable balances beyond terms that the Company believes are customary in the industries in which it operates, and/or consider other alternatives designed to improve the Company's liquidity. Certain of such actions could have a material adverse effect upon the Company.

         As previously discussed, the Company's 12% term note, 10.5% senior note, 12.75% senior subordinated notes, and 14% junior subordinated notes, which have an aggregate principal balance of $41,937,000, mature during the first and second quarters of 2000, and, in addition, the Company's revolving line of credit expires on April 1, 2000. Although the Company currently believes that it has or will have the ability to refinance these obligations on or before their maturity or expiration dates, there are many factors that will affect the Company's ability to do so. Accordingly, there can be no assurance that the Company will be successful in refinancing such obligations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, REPORTING COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("FAS 130"). FAS 130 established standards for the reporting and display of changes in stockholders' equity during a period that are not included in reported net income for such period, excluding changes resulting from transactions with owners. During the first six months of 1998, the Company did not have any items of income or loss requiring disclosure under the provisions of FAS 130.

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

YEAR 2000 CONVERSION

         Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company recognizes the risk and is addressing the need to ensure that its operations will not be adversely affected by loss of the availability and integrity of financial systems and the reliability of operational systems due to Year 2000 software failures. Based upon a review of its technology and software, the Company has concluded that there are no material issues regarding its Year 2000 compliance that will not be resolved through normal equipment and software upgrades and replacements that will be made through 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The Annual Meeting of Stockholders of the Company was held on May 13, 1998.

       (b) The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:

                (i) A proposal to amend Article III, Section 1 of the Company's Bylaws to declassify the Company's Board of Directors by eliminating the provision in the Bylaws that provides that the Company's Board of Directors shall be divided into three classes, as nearly equal in number as possible, and that directors shall be elected for terms of three years on a staggered basis.

                           Votes for the proposal                                       3,268,961
                           Votes against the proposal                                       9,517
                           Abstentions                                                     10,220

                (ii)  A proposal to elect five directors (Messrs. William B.
                      Conner, Warren Delano, Kenneth I. Greenstein, Michael A.
                      Lubin, and Phillips E. Patton).

                           Mr. Conner:
                               Votes for Mr. Conner                                     4,008,248
                               Votes withheld from Mr. Conner                              11,610

                           Mr. Delano:
                               Votes for Mr. Delano                                     4,008,348
                               Votes withheld from Mr. Delano                              11,510

                           Mr. Greenstein:
                               Votes for Mr. Greenstein                                 4,008,248
                               Votes withheld from Mr. Greenstein                          11,610

                           Mr. Lubin:
                               Votes for Mr. Lubin                                      4,008,348
                               Votes withheld from Mr. Lubin                               11,510

                           Mr. Patton:
                               Votes for Mr. Patton                                     4,008,348
                               Votes withheld from Mr. Patton                              11,510

                (iii) The ratification of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1998.

                           Votes for Ernst & Young LLP                                  4,007,306
                           Votes against Ernst & Young LLP                                  2,910
                           Abstentions                                                      9,642

                Except for the by-law amendment proposal (as to which there were 731,610 broker non-votes), there were no broker non-votes in respect of the foregoing matters.

ITEM 5. OTHER EVENTS

         The Securities and Exchange Commission (the "SEC") has amended recently its Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to certain shareholder proposals. SEC rule 14a-4(c)(1) provides that, if the proponent of a shareholders proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. The Company hereby notifies all shareholders of the Company that after March 7, 1999, any shareholder proposal submitted outside the process of SEC Rule 14a-8 will be considered untimely for purposes of SEC Rules 14a-4 and 14a-5(e).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              The following exhibits are filed herewith:

              10-1 New Equipment Term Note dated June 26, 1998, from the Company in favor of Congress Financial Corporation

              10-2 Second Amendment Agreement dated May 1, 1998, from Lexington Components, Inc. in favor of Paul H. Pennell

              27-1   Financial Data Schedule

       (b)    REPORTS ON FORM 8-K

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1998.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LEXINGTON PRECISION CORPORATION
                                                     (Registrant)

August 13, 1998                            By: /s/  Michael A. Lubin
---------------                                --------------------------------
       Date                                    Michael A. Lubin
                                               Chairman of the Board


August 13, 1998                            By: /s/  Warren Delano
---------------                                --------------------------------
       Date                                    Warren Delano
                                               President


August 13, 1998                            By: /s/  Dennis J. Welhouse
---------------                                --------------------------------
       Date                                    Dennis J. Welhouse
                                               Senior Vice President and
                                               Chief Financial Officer

                                         EXHIBIT INDEX
           Exhibit
           NUMBER                           EXHIBIT                                               LOCATION

             10-1          New Equipment Term Note dated June 26, 1998,            Filed with this Form 10-Q
                           from the Company in favor of Congress
                           Financial Corporation

             10-2          Second Amendment Agreement dated May 1,                 Filed with this Form 10-Q
                           1998, from Lexington Components, Inc. in favor
                           of Paul H. Pennell

             27-1          Financial Data Schedule                                 Filed with this Form 10-Q