Form 10-Q
period 1998-09-30
LEXINGTON PRECISION CORP
filed 1998-11-16
CIK 12570

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1998

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

     COMMON STOCK, $0.25 PAR VALUE, 4,263,036 SHARES AS OF NOVEMBER 9, 1998 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)




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

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              1998                 1997
                                                                        ----------------     ----------------

ASSETS:

    Current assets:
       Cash                                                               $      209           $      208
       Accounts receivable                                                    16,646               17,579
       Inventories                                                             9,649                9,031
       Prepaid expenses and other assets                                       2,669                3,438
       Deferred income taxes                                                   1,572                1,572
                                                                           ----------           ----------
          Total current assets                                                30,745               31,828
                                                                           ----------           ----------

    Plant and equipment:
       Land                                                                    1,540                1,533
       Buildings                                                              23,670               23,426
       Equipment                                                              88,698               78,922
                                                                           ----------           ----------
                                                                             113,908              103,881
       Accumulated depreciation                                              (50,818)             (44,451)
                                                                           ----------           ----------
          Plant and equipment, net                                            63,090               59,430
                                                                           ----------           ----------

    Excess of cost over net assets of businesses acquired, net                 8,857                9,094
                                                                           ----------           ----------

    Other assets, net                                                          4,199                3,772
                                                                           ----------           ----------

                                                                          $  106,891           $  104,124
                                                                           ==========           ==========





See notes to consolidated financial statements.         (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              1998                 1997
                                                                        ----------------     ----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT:

    Current liabilities:
       Trade accounts payable                                             $   12,526           $   12,628
       Accrued expenses                                                        8,444                8,495
       Short-term debt                                                        14,541                8,840
       Current portion of long-term debt                                       6,071                6,040
                                                                           ----------           ----------
          Total current liabilities                                           41,582               36,003
                                                                           ----------           ----------

    Long-term debt, excluding current portion                                 71,849               72,622
                                                                           ----------           ----------

    Deferred income taxes and other long-term liabilities                      1,773                1,746
                                                                           ----------           ----------

    Redeemable preferred stock, $100 par value, at redemption
     value                                                                       840                  840
    Excess of redemption value over par value                                   (420)                (420)
                                                                           ----------           ----------
       Redeemable preferred stock at par value                                   420                  420
                                                                           ----------           ----------

    Stockholders' deficit:
       Common stock, $0.25 par value, 10,000,000 shares
        authorized, 4,348,951 shares issued                                    1,087                1,087
       Additional paid-in-capital                                             12,288               12,313
       Accumulated deficit                                                   (21,891)             (19,850)
       Cost of common stock in treasury, 85,915 shares                          (217)                (217)
                                                                           ----------           ----------
          Total stockholders' deficit                                         (8,733)              (6,667)
                                                                           ----------           ----------

                                                                          $  106,891           $  104,124
                                                                           ==========           ==========



See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30               SEPTEMBER 30
                                                                  -----------------------    -----------------------
                                                                     1998         1997          1998         1997
                                                                     ----         ----          ----         ----

Net sales                                                         $  29,404     $ 28,342     $  92,625     $ 87,347

Cost of sales                                                        25,713       24,171        79,215       72,959
                                                                   ---------     --------     ---------     --------

       Gross profit                                                   3,691        4,171        13,410       14,388

Selling and administrative expenses                                   2,466        2,787         8,132        8,632
                                                                   ---------     --------     ---------     --------

       Income from operations                                         1,225        1,384         5,278        5,756

Interest expense                                                      2,469        2,275         7,319        6,704
                                                                   ---------     --------     ---------     --------

       Loss before income taxes                                      (1,244)        (891)       (2,041)        (948)

Provision for income taxes                                                -          120             -          263
                                                                   ---------     --------     ---------     --------

       Net loss                                                      (1,244)      (1,011)       (2,041)      (1,211)

Preferred stock dividends                                                 8            9            25           28

Allocated portion of excess of redemption value over par
   value of preferred stock to be redeemed during year                   11           11            34           34
                                                                   ---------     --------     ---------     --------

       Net loss attributable to common stockholders               $  (1,263)    $ (1,031)    $  (2,100)    $ (1,273)
                                                                   =========     ========     =========     ========


Net loss per common share:

       Basic                                                      $   (0.30)    $  (0.24)    $   (0.49)    $  (0.30)
                                                                   =========     ========     =========     ========

       Diluted                                                    $   (0.30)    $  (0.24)    $   (0.49)    $  (0.30)
                                                                   =========     ========     =========     ========





See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                         ---------------------------------
                                                                              1998               1997
                                                                              ----               ----

OPERATING ACTIVITIES:

    Net loss                                                              $   (2,041)        $   (1,211)
    Adjustments to reconcile net loss to net cash
     provided/(used) by operating activities:
       Depreciation                                                            7,333              6,243
       Amortization included in operating expense                              1,006                983
       Amortization included in interest expense                                 148                112
       Deferred income taxes                                                       -                211
       Changes in operating assets and liabilities:
          Accounts receivable                                                    933              1,700
          Inventories                                                           (618)                28
          Prepaid expenses and other assets                                      351               (156)
          Trade accounts payable                                                (102)            (1,080)
          Accrued expenses                                                       (51)              (616)
       Other                                                                     (95)               379
                                                                           ----------         ----------
          Net cash provided by operating activities                            6,864              6,593
                                                                           ----------         ----------

INVESTING ACTIVITIES:

    Purchases of plant and equipment                                         (11,738)           (11,802)
    Net decrease/(increase) in equipment deposits                                106               (187)
    Proceeds from sales of equipment, net                                        422                 63
    Expenditures for tooling owned by customers                               (1,231)              (669)
    Other                                                                        648                 23
                                                                           ----------         ----------
          Net cash used by investing activities                              (11,793)           (12,572)
                                                                           ----------         ----------

FINANCING ACTIVITIES:

    Net increase/(decrease) in short-term debt                                 5,701             (3,430)
    Proceeds from issuance of long-term debt                                   3,741             43,492
    Repayment of long-term debt                                               (4,483)           (33,713)
    Other                                                                        (29)              (386)
                                                                           ----------         ----------
          Net cash provided by financing activities                            4,930              5,963
                                                                           ----------         ----------

Net decrease in cash                                                               1                (16)
Cash at beginning of period                                                      208                187
                                                                           ----------         ----------

Cash at end of period                                                     $      209         $      171
                                                                           ==========         ==========


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

         In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1998, the Company's results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the Company's cash flows for the nine-month periods ended September 30, 1998 and 1997. All such adjustments were of a normal recurring nature.

         The results of operations for the three-month and nine-month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

         Effective January 1, 1998, the Company adopted "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("FAS 130"). FAS 130 established standards for the reporting and display of changes in stockholders' equity during a period that are not included in reported net income for such period, excluding changes resulting from transactions with owners. During the first nine months of 1998, the Company did not have any items of income or loss requiring disclosure under the provisions of FAS 130.

NOTE 2 -- INVENTORIES

         Inventories at September 30, 1998, and December 31, 1997, are set forth below (dollar amounts in thousands):

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                        1998               1997
                                                  -----------------   ----------------

         Finished goods                              $   3,674             $ 3,654
         Work in process                                 2,772               1,658
         Raw materials and purchased parts               3,203               3,719
                                                     ---------             -------

                                                     $   9,649             $ 9,031
                                                     =========             =======

NOTE 3 -- ACCRUED EXPENSES

         At September 30, 1998, and December 31, 1997, accrued expenses included accrued interest expense of $963,000 and $1,964,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 -- DEBT

         At September 30, 1998, and December 31, 1997, short-term debt consisted of loans outstanding under the Company's revolving line of credit. At
September 30, 1998, loans outstanding under the revolving line of credit accrued interest at the prime rate plus 0.25% and the London Interbank Offered Rate ("LIBOR") plus 2.75%.

         Long-term debt at September 30, 1998, and December 31, 1997, is set forth below (dollar amounts in thousands):

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1998              1997
                                                                                  ----------------  ----------------

Long-term secured debt:
   Term loan payable in increasing monthly principal installments, final
     maturity in 2000, 12%                                                          $       -          $  1,573
   Term loan, due 2000, 12%                                                             1,370                 -
   Term loans payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturities in 2001, 8.37%                   2,980             3,153
   Term loan payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturity in 2002, 9.37%                     1,431             1,511
   Term loan payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturity in 2002, 9%                        2,781             2,933
   Term loans payable in equal monthly principal installments, final
     maturities in 2002, LIBOR plus 2.75%                                               2,771             3,330
   Term loans payable in equal monthly principal installments, final
     maturities in 2003, prime rate plus 0.25% and LIBOR plus 2.75%                       523(1)            613(1)
   Term loan payable in equal monthly principal installments, final
     maturity in 2003, prime rate plus 0.25%                                              818               468
   Term loan payable in equal monthly principal installments, final
     maturity in 2003, LIBOR plus 2.75%                                                 1,468                 -
   Term loan payable in equal monthly principal installments, final
     maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                       1,538             1,742
   Term loans payable in equal monthly principal installments, final
     maturities in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                    19,869(1)         22,580(1)
   Term loan payable in equal monthly principal installments, final
     maturity in 2005, prime rate plus 0.25% and LIBOR plus 2.75%                       1,639(1)              -
                                                                                     ---------          --------
      Total long-term secured debt                                                  $  37,188          $ 37,903
                                                                                     ---------          --------


(continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(continued from prior page)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1998              1997
                                                                                  ----------------  ----------------

Long-term unsecured debt:
   10.5% senior note, due 2000                                                      $   7,500          $  7,500
   12.75% senior subordinated notes, due 2000                                          31,720            31,720
   14% junior subordinated convertible notes, due 2000, convertible into
     440,000 shares of common stock                                                     1,000             1,000
   14% junior subordinated nonconvertible notes, due 2000                                 347               347
   Other unsecured obligations                                                            165               192
                                                                                     ---------          --------
      Total long-term unsecured debt                                                   40,732            40,759
                                                                                     ---------          --------

      Total long-term debt                                                             77,920            78,662

      Less current portion                                                              6,071             6,040
                                                                                     ---------          --------

         Total long-term debt, excluding current portion                            $  71,849          $ 72,622
                                                                                     =========          ========

         (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

         The loans outstanding under the Company's revolving line of credit and the secured term loans listed above are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of one of the Company's subsidiaries.

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

NOTE 5 -- PROVISION FOR INCOME TAXES

         At September 30, 1998, and December 31, 1997, the Company's net deferred tax asset was offset by a valuation allowance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 -- NET LOSS PER COMMON SHARE

         The calculations of basic and diluted net loss per common share for the three-month and nine-month periods ended September 30, 1998 and 1997, are set forth below (in thousands, except per share amounts). Because the pro forma conversion of each of the Company's potentially dilutive securities (the 14% junior subordinated convertible notes and the $8 cumulative convertible redeemable preferred stock, series B) was antidilutive, such pro forma conversion was not included in the calculation of diluted net loss per common share set forth below.

                                                                      THREE MONTHS             NINE MONTHS
                                                                         ENDED                    ENDED
                                                                      SEPTEMBER 30            SEPTEMBER 30
                                                                  ---------------------    --------------------
                                                                    1998        1997        1998        1997
                                                                    ----        ----        ----        ----

         Net loss                                                $  (1,244)  $  (1,011)   $ (2,041)   $ (1,211)
         Preferred stock dividends                                       8           9          25          28
         Allocated portion of excess of redemption
           value over par value of preferred stock to be
           redeemed during year                                         11          11          34          34
                                                                  ---------   ---------    --------    --------

         Net loss attributable to common
           stockholders (numerator)                              $  (1,263)  $  (1,031)   $ (2,100)   $ (1,273)
                                                                  =========   =========    ========    ========

         Weighted-average common shares (denominator)                4,263       4,263       4,263       4,263
                                                                  =========   =========    ========    ========

         Basic and diluted net loss per common
           Share                                                 $   (0.30)  $   (0.24)   $  (0.49)   $  (0.30)
                                                                  =========   =========    ========    ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

OVERVIEW

         Various statements in this Item 2 that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements usually can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," "estimates," or the negative thereof. They may include discussions of strategy, which involve risks and uncertainties, and they typically are based upon projections and estimates, as distinct from past or historical facts and events. Forward-looking statements are subject to a number of risks, uncertainties, contingencies, and other factors that could cause the actual results or performance of the Company to be materially different from the future results or performance expressed in or implied by such statements. Such risks and uncertainties for the Company include increases and decreases in business awarded to the Company by its various customers, unanticipated price reductions for the Company's products as a result of competition, unanticipated operating results and cash flows, increases or decreases in capital expenditures, unforeseen product liability claims, changes in economic conditions, changes in the competitive environment, changes in the capital markets, labor interruptions at the Company or at its customers, disruptions that may be caused by year 2000 software and/or hardware problems, whether the Company will be able to obtain additional borrowings and/or to refinance its existing indebtedness, and a number of other factors. Because the Company operates with substantial financial leverage and limited liquidity, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity. The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods. Consequently, the inclusion herein of forward-looking statements should not be regarded as a representation that any such projections or estimates will be realized, and actual results may vary materially. There can be no assurance that any of the forward-looking statements contained herein will prove to be accurate. All forward-looking statements, projections, or estimates attributable to the Company are expressly qualified by the foregoing cautionary statements.

RESULTS OF OPERATIONS -- THIRD QUARTER OF 1998 VERSUS THIRD QUARTER OF 1997

         The Company manufactures, to customer specifications, component parts through two business segments, the Rubber Group and the Metals Group.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components. During the third quarters of 1998 and 1997, automotive industry customers of the Rubber Group represented 90.5% and 89.8%, respectively, of the Rubber Group's net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and the Company.

         The following table sets forth the operating results of the Rubber Group for the third quarters of 1998 and 1997 (dollar amounts in thousands):

                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                           -----------------------------------------
                                                                 1998                   1997
                                                           ------------------     ------------------

           Net sales                                      $  21,160    100.0%    $  18,885    100.0%
           Cost of sales                                     17,358     82.0        15,461     81.9
                                                           ---------  -------     ---------  -------
           Gross profit                                       3,802     18.0         3,424     18.1
           Selling and administrative expenses                1,482      7.0         1,305      6.9
                                                           ---------  -------     ---------  -------

              Income from operations                      $   2,320     11.0%    $   2,119     11.2%
                                                           =========  =======     =========  =======

         During the third quarter of 1998, net sales of the Rubber Group increased by $2,275,000, or 12.0%, compared to the third quarter of 1997. This increase was primarily due to increased unit sales of insulators for automotive wiring systems, offset, in part, by price reductions on certain components. In addition, net sales during the third quarter of 1998 were adversely affected by the strike that occurred at two General Motors parts plants and the resulting shut down of General Motors assembly plants during June and July 1998.

         During the third quarter of 1998, income from operations totaled $2,320,000, an increase of $201,000, or 9.5%, compared to the third quarter of 1997. Although income from operations increased during the third quarter of 1998 compared to the third quarter of 1997, the Company estimates that the strike at two General Motors parts plants and the resulting shut down of General Motors assembly plants during June and July 1998 reduced the Rubber Group's income from operations by approximately $450,000 during the third quarter of 1998. The increase in cost of sales as a percentage of net sales, compared to the third quarter of 1997, resulted primarily from increased wage and benefit costs and increased repair and maintenance costs resulting, in part, from the unanticipated repair or write-off of certain tooling. Selling and administrative expenses as a percentage of net sales increased during the third quarter of 1998, compared to the third quarter of 1997, primarily because of the hiring of additional personnel, and the opening, in September of 1997, of a sales office in Germany.

         During the third quarter of 1998, depreciation and amortization at the Rubber Group totaled $1,873,000, or 8.9% of net sales, compared to $1,745,000, or 9.2% of net sales, during the third quarter of 1997.

         METALS GROUP

         The Metals Group manufactures aluminum, magnesium, and zinc die castings and machines aluminum, brass, and steel components. During the third quarter of 1998 and 1997, net sales to automotive industry customers represented 68.9% and 41.8%, respectively, of the Metals Group's net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and the Company.

         The following table sets forth the operating results of the Metals Group for the third quarters of 1998 and 1997 (dollar amounts in thousands):

                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                           -----------------------------------------
                                                                 1998                   1997
                                                           ------------------     ------------------

           Net sales                                      $  8,244     100.0%    $   9,457    100.0%
           Cost of sales                                     8,355     101.3         8,710     92.1
                                                           --------   -------     ---------  -------
           Gross profit/(loss)                                (111)     (1.3)          747      7.9
           Selling and administrative expenses                 509       6.2           941     10.0
                                                           --------   -------     ---------  -------

              Loss from operations                        $   (620)     (7.5)%   $    (194)    (2.1)%
                                                           ========   =======     =========  =======

         During the third quarter of 1998, net sales of the Metals Group decreased by $1,213,000, or 12.8%, compared to the third quarter of 1997. This reduction resulted from lower net sales of a variety of components at Lexington Machining and Lexington Die Casting caused, in part, by the planned elimination of certain customers who generated short-run production and by a slowdown in sales of components to remaining customers of the Metals Group.

         During the third quarter of 1998, the Metals Group incurred a loss from operations of $620,000, compared to a loss from operations of $194,000 during the third quarter of 1997. Cost of sales as a percentage of net sales increased during the third quarter of 1998, primarily due to underabsorption of fixed overhead caused by low sales levels. Despite lower sales, overhead expenses during the third quarter of 1998 increased by $125,000 compared to the third quarter of 1997, primarily because of increased depreciation and amortization and costs related to the retention of experienced equipment operators during a period of low sales. Selling and administrative expenses decreased during the third quarter of 1998 compared to the third quarter of 1997, primarily because of the settlement of certain litigation for less than had been previously estimated by the Company and the elimination of commissions previously paid to sales representatives who were terminated during the last quarter of 1996 and the first quarter of 1997.

         During the third quarter of 1998, depreciation and amortization at the Metals Group totaled $1,055,000, or 12.8% of net sales, compared to $818,000, or 8.6% of net sales, during the third quarter of 1997.

         During 1997 and 1998, the Company has been attempting to improve the profitability and growth potential of the Metals Group by eliminating the production of a large number of diverse, short-run components and by repositioning productive capacity to manufacture higher-volume components in target markets. The repositioning entails a shift to a new customer base and requires that the Company's manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning of the Metals Group has caused the Company to experience underabsorption of fixed overhead resulting from the cut-back in short-run business. The Metals Group has incurred expenses for the implementation of improved quality systems, expenses related to moving and reinstalling equipment, non-capitalized costs related to building upgrades, costs related to establishing relationships with major new customers, and costs resulting from inefficiencies experienced during the rollout of new production parts. These factors and the fact that new high-volume business is limited at this stage of the transition have adversely affected the operating profit and cash flow of the Metals Group during 1997 and the first three quarters of 1998, and are expected to continue to adversely affect the Metals Group throughout the remainder of 1998 and the first quarter of 1999.

         CORPORATE OFFICE

         During the third quarters of 1998 and 1997, corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $475,000 and $541,000, respectively.

         During the third quarter of 1998 and 1997, depreciation at the corporate office totaled $16,000 and $5,000, respectively.

         INTEREST EXPENSE

         During the third quarters of 1998 and 1997, interest expense totaled $2,469,000 and $2,275,000, respectively. The increase was caused primarily by an increase in average borrowings outstanding.

         PROVISION FOR INCOME TAXES

         At September 30, 1998, and December 31, 1997, the Company's net deferred tax asset was offset by a valuation allowance. There was no change in net deferred taxes during the third quarter of 1998.

RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 1998 VERSUS FIRST NINE MONTHS OF 1997

         RUBBER GROUP

         During the first nine months of 1998 and 1997, net sales to automotive industry customers represented 90.7% and 90.4%, respectively, of the Rubber Group's net sales.

         The following table sets forth the operating results of the Rubber Group for the first nine months of 1998 and 1997 (dollar amounts in thousands):

                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                           -----------------------------------------
                                                                 1998                   1997
                                                           ------------------     ------------------

           Net sales                                      $  68,236    100.0%    $  59,674    100.0%
           Cost of sales                                     53,749     78.8        47,395     79.4
                                                           ---------  -------     ---------  -------
           Gross profit                                      14,487     21.2        12,279     20.6
           Selling and administrative expenses                4,509      6.6         3,749      6.3
                                                           ---------  -------     ---------  -------

              Income from operations                      $   9,978     14.6%    $   8,530     14.3%
                                                           =========  =======     =========  =======

         During the first nine months of 1998, net sales of the Rubber Group increased by $8,562,000, or 14.3%, compared to the first nine months of 1997. This increase was primarily due to increased unit sales of insulators for automotive wiring systems and, to a lesser extent, increased sales of connector seals for automotive wiring systems, medical components, and tooling, offset, in part, by price reductions on certain components.

         During the first nine months of 1998, income from operations totaled $9,978,000, an increase of $1,448,000, or 17.0%, compared to the first nine months of 1997. Income from operations during the first nine months of 1998 included a credit of $622,000 resulting from a special rebate from the State of Ohio

Bureau of Workers' Compensation. The rebate represented the Company's share of a distribution of excess funds accumulated by the Bureau.

         Excluding the rebate, during the first nine months of 1998, income from operations totaled $9,356,000, an increase of $826,000, or 9.7%, compared to the first nine months of 1997. Cost of sales as a percentage of net sales, excluding the rebate, was 79.7%, or slightly higher than the comparable percentage during the first nine months of 1997. During the first nine months of 1998, the Rubber Group's operating profit margin was limited by increased tooling sales, which generate little or no profit, increased maintenance costs resulting, in part, from the repair or write-off of certain tooling, and higher then expected costs associated with the startup of new business. Selling and administrative expenses as a percentage of net sales increased during the first nine months of 1998, compared to the first nine months of 1997, primarily because of the hiring of additional sales personnel and the opening, in September 1997, of a sales office in Germany.

         During the first nine months of 1998, depreciation and amortization at the Rubber Group totaled $5,476,000, or 8.0% of net sales, compared to $4,897,000, or 8.2% of net sales, during the third quarter of 1997.

         METALS GROUP

         During the first nine months of 1998 and 1997, net sales to automotive industry customers represented 52.5% and 40.4%, respectively, of the Metal Group's net sales.

         The following table sets forth the operating results of the Metals Group for the first nine months of 1998 and 1997 (dollar amounts in thousands):

                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                           ------------------------------------------
                                                                  1998                   1997
                                                           -------------------     ------------------

           Net sales                                      $  24,389     100.0%    $   27,673   100.0%
           Cost of sales                                     25,466     104.4         25,564    92.4
                                                           ---------   -------     ---------- -------
           Gross profit/(loss)                               (1,077)     (4.4)         2,109     7.6
           Selling and administrative expenses                2,136       8.8          3,251    11.7
                                                           ---------   -------     ---------- -------

              Loss from operations                        $  (3,213)    (13.2)%   $   (1,142)   (4.1)%
                                                           =========   =======     ========== =======

         During the first nine months of 1998, net sales of the Metals Group decreased by $3,284,000, or 11.9%, compared to the first nine months of 1997. This reduction resulted primarily from lower net sales of a variety of components at Lexington Die Casting and Lexington Machining caused, in part, by the planned elimination of certain customers who generated short-run production and by a slowdown in sales of components to remaining customers of the Metals Group.

         During the first nine months of 1998, the Metals Group incurred a loss from operations of $3,213,000, compared to a loss from operations of $1,142,000 during the first nine months of 1997. Cost of sales as a percentage of net sales increased during the first nine months of 1998, primarily due to underabsorption of fixed overhead caused by low sales levels. Despite lower sales, overhead expenses increased by $593,000 during the first nine months of 1998 compared to the first nine months of 1997, primarily because of increased depreciation and amortization and increased indirect labor costs. To a lesser extent, material and direct labor costs as a percentage of net sales also increased during the first nine months of 1998 compared to the first nine months of 1997, primarily because of changes in product mix, lower production efficiencies resulting from the start-up of new products, and costs related to the retention of experienced equipment operators during a period of low sales. Selling and administrative expenses decreased during the first nine months of 1998, primarily because of the elimination of commissions previously paid to sales representatives who were terminated during the last quarter of 1996 and the first quarter of 1997 and the settlement of certain litigation for less than had been previously estimated by the Company.

         During the first nine months of 1998, depreciation and amortization at the Metals Group totaled $2,839,000, or 11.6% of net sales, compared to $2,313,000, or 8.4% of net sales, during the third quarter of 1997.

         CORPORATE OFFICE

         During the first nine months of 1998 and 1997, corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $1,487,000 and $1,632,000, respectively.

         During the first nine months of 1998 and 1997, depreciation at the corporate office totaled $24,000 and $16,000, respectively.

         INTEREST EXPENSE

         During the first nine months of 1998 and 1997, interest expense totaled $7,319,000 and $6,704,000, respectively. The increase was caused primarily by an increase in average borrowings outstanding.

         PROVISION FOR INCOME TAXES

         At September 30, 1998, and December 31, 1997, the Company's net deferred tax asset was offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first nine months of 1998, the operating activities of the Company provided $6,864,000 of cash.

         Accounts receivable decreased by $933,000 primarily because of a reduction in past due accounts receivable, and inventory increased by $618,000 primarily because the Company is attempting to increase service levels for certain key customers.

         INVESTING ACTIVITIES

         During the first nine months of 1998, the investing activities of the Company used $11,793,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $6,556,000 and $5,077,000, respectively. The Company presently projects that capital expenditures will total approximately $15,000,000 during 1998, including $14,700,000 for equipment and $300,000 for buildings. At September 30, 1998, the Company had commitments outstanding for capital expenditures totaling approximately $1,900,000. Although there can be no assurance, the Company anticipates that the funds needed for capital expenditures during the fourth quarter of 1998 will be provided by cash flows from operations, borrowings available to the Company under existing financing arrangements, and additional borrowings that the Company believes it will be able to obtain when needed. (See also "Liquidity" in this Item 2.)

         FINANCING ACTIVITIES

         During the first nine months of 1998, the financing activities of the Company provided $4,930,000 of cash.

         During the first nine months of 1998, the Company borrowed $3,741,000 under its equipment lines of credit to refinance amounts outstanding under the Company's revolving line of credit that had been used to provide interim financing for equipment purchases. The equipment financings included (i) borrowings of $440,000 that when combined with $468,000 borrowed during September 1997 constituted one term loan that bears interest at prime plus 0.25% and is repayable in 60 equal monthly principal installments of $15,000, (ii) a term loan in the original principal amount of $1,601,000 that bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.75% and is repayable in 60 equal monthly principal installments of $27,000, and (iii) a term loan in the original principal amount of $1,700,000 that bears interest at LIBOR plus 2.75% or prime rate plus 0.25% and is repayable in 84 equal monthly principal installments of $20,000.

         Borrowings under the Company's revolving line of credit increased by $5,701,000 during the first nine months of 1998, in part, because the Company utilized the revolving line of credit to fund certain capital expenditures that have not been refinanced by borrowings under the Company's equipment line of credit or through other financing.

         During the third quarter of 1998, the Company and the holder of the Company's 12% term note amended the note by changing the maturity date to January 31, 2000, from April 30, 2000, and by deferring all principal payments until maturity.

        During October 1998, the accounts receivable and inventory availability formulas that govern the amount the Company is permitted to borrow under its revolving line of credit were amended. As a result of the higher advance rates, the Company's availability under the revolving line of credit increased by approximately $1,700,000 on the date of the amendment.

         LIQUIDITY

         The Company finances its operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under the Company's revolving line of credit. The ability of the Company to borrow under its revolving line of credit is subject to, among other things, covenant compliance and certain availability formulas based on the levels of accounts receivable and inventories of the Company.

         The Company operates with substantial financial leverage and limited liquidity. As a result of increased borrowings during the first nine months of 1998, aggregate indebtedness of the Company, excluding trade accounts payable, increased by $4,959,000 to $92,461,000. During 1998, interest and scheduled principal payments are projected to be approximately $9,800,000 and $6,100,000, respectively.

         The Company had a net working capital deficit of $10,837,000 at September 30, 1998. Loans of $14,541,000, which were outstanding under the revolving line of credit, were classified as short-term debt at September 30, 1998. Although the expiration date of the revolving line of credit is April 1, 2000, the loans were classified as current liabilities because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company.

         At November 9, 1998, availability under the Company's revolving line of credit totaled $2,613,000 before outstanding checks of $2,366,000 were deducted.

         The Company has an equipment line of credit that allows the Company to finance a portion of the cost of certain equipment. Remaining availability under the equipment line of credit totaled approximately $1,800,000 at November 9, 1998. The Company has recently requested that the availability be increased to $6,000,000. No assurance can be given that the increase will be agreed to by the lender. The Company believes that $1,800,000 currently outstanding under the Company's revolving line of credit can be refinanced under the existing equipment line of credit and in excess of $1,700,000 of additional outstandings could be similarly refinanced if availability under the equipment line of credit were increased.

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

         From time to time, the Company has amended financial covenants contained in the various loan agreements to which it is a party in order to maintain or otherwise ensure compliance with such covenants. During the first quarter of 1998, the Company amended a covenant that limited the Company's ratio of debt to tangible net worth. In August 1998, the Company amended certain net worth covenants and amended again the covenant that limits the Company's ratio of debt to tangible net worth. Furthermore, because certain of the Company's long-term indebtedness matures in the first half of 2000, those amounts will be classified as short-term liabilities of the Company during the first and second quarters of 1999, if they are outstanding at that time. In August 1998, certain working capital and cash flow covenants were amended so as to avoid any defaults that would have been caused by such reclassification. (Notes maturing in 2000 include the Company's 12% term note in the amount of $1,370,000, which matures on January 31, 2000, the Company's 10.5% senior note in the amount of $7,500,000 and 12.75% senior subordinated notes in the amount of $31,720,000, which mature on February 1, 2000, and the Company's 14% junior subordinated notes in the amount of $1,347,000, which mature on May 1, 2000.) Based on the Company's current forecast, the Company does not currently project any defaults under loan covenants.

         The Company estimates that, in addition to cash flow from operations and borrowings under the revolving line of credit, new borrowings in the amount of approximately $5,600,000 will be required through September 30, 1999, to meet the Company's working capital and debt service requirements and to fund capital expenditures currently anticipated by the Company. Although no assurance can be given, the Company currently believes that cash flows from operations, borrowings available to the Company under existing financing arrangements, and additional borrowings that the Company believes it will be able to obtain should be adequate to meet its projected working capital and debt service requirements and to fund capital expenditures currently anticipated by the Company through September 30, 1999. If cash flows from operations or availability under existing and new financing agreements fall below expectations, the Company may be forced to delay anticipated capital expenditures, reduce operating expenses, extend trade accounts payable balances beyond terms that the Company believes are customary in the industries in which it operates, and/or consider other alternatives designed to improve the Company's liquidity. Certain of such actions could have a material adverse effect upon the Company.

         As previously discussed, the Company's 12% term note, 10.5% senior note, 12.75% senior subordinated notes, and 14% junior subordinated notes, which have an aggregate principal balance of $41,937,000, mature during the first and second quarters of 2000, and the Company's revolving line of credit expires on April 1, 2000. The Company's operations will not generate cash sufficient to satisfy such obligations at their maturity or expiration. The Company may attempt to refinance all or a portion of these obligations (and possibly other indebtedness that has later maturity dates) by issuing new debt in the private or public market. The Company may also attempt to reach agreements with certain noteholders to amend the terms of debt instruments to extend the maturity dates thereof or, as an alternative, to exchange new debt obligations having maturity dates later than 2000 for existing debt obligations that mature in 2000. The Company's ability to refinance, amend, or exchange these obligations on or before their maturity or expiration dates will depend on many factors, including, but not limited to, conditions in the high yield debt market. Accordingly, there can be no assurance that the Company will be successful in refinancing, amending, or exchanging such obligations. To date the Company has not attempted to refinance, amend, or exchange the obligations maturing in 2000. In the event that the Company is not successful in refinancing, amending, or exchanging such obligations, defaults may occur under the agreements relating to such obligations. If a default occurs, it may trigger other defaults pursuant to cross-default provisions under other indebtedness of the Company. In the event of any such default or cross-default, the holders of the obligations to which such provision relates would be entitled to accelerate the maturity of such obligations, to cease making any further advances otherwise permitted under the related credit facilities, to seek to foreclose upon any assets securing such obligations, and to pursue other remedies. Any such event could have a material adverse effect upon the Company. In any such event, the Company may be required to consider alternatives, including seeking relief from its creditors.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, REPORTING COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("FAS 130"). FAS 130 established standards for the reporting and display of changes in stockholders' equity during a period that are not included in reported net income for such period, excluding changes resulting from transactions with owners. During the first nine months of 1998, the Company did not have any items of income or loss requiring disclosure under the provisions of FAS 130.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         In June 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for fiscal periods beginning after December 15, 1997. FAS 131 established standards for the way public enterprises report information about operating segments in annual and interim financial statements, including related disclosures about products, geographic areas, and major customers. FAS 131 requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The adoption of FAS 131 by the Company during the fourth quarter of 1998 will not have a material effect on the Company's financial position or results of operations.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for fiscal periods beginning after June 15, 1999. Because the Company does not currently use or otherwise anticipate using derivatives or other hedging activities prior to the adoption of FAS 133, the management of the Company currently believes that the adoption of FAS 133 should not have an impact on the Company's financial position or results of operation.

YEAR 2000

         Software and/or hardware failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company recognizes the risk and, in order to ensure that its operations will not be adversely affected by year 2000 software or hardware problems, the Company has a year 2000 compliance plan that includes: (i) a company-wide inventory of all information technology (software and hardware) (collectively, "IT systems") and all non-IT systems, which include embedded technology such as microprocessors commonly found in modern manufacturing equipment;

(ii) an evaluation of the readiness of major trading partners, including suppliers of materials and services and customers; (iii) documenting the year 2000 compliance of the Company's IT and non-IT systems through appropriate testing; (iv) replacement of non-compliant systems as necessary; (v) testing replaced systems for year 2000 compliance as necessary; and (vi) developing contingency plans as appropriate. The Company's year 2000 compliance plan calls for all formal documentation and testing of IT and non-IT systems to be completed by March 31, 1999. At November 9, 1998, inventory activities are estimated to be 50% complete and formal assessment activities are estimated to be 25% complete. The Company has recently begun the process of contacting its major trading partners to determine if their operations are year 2000 compliant. The Company expects to complete this process during the first quarter of 1999.

         Although the Company does not have a system in place for tracking costs related to its year 2000 compliance plan, the Company believes that costs incurred to date by the Company to assess, modify, or replace non-compliant systems have not been material. Furthermore, the Company anticipates that, based on the information currently available, future costs to modify or replace non-compliant systems will not be material. Such costs are being accounted for as part of normal, ongoing operations. The Company has not developed a specific contingency plan to address the worst case year 2000 scenario, but it may develop one after it has assessed the year 2000 readiness of its major trading partners since the Company believes that any such worst case scenario would most likely result from the lack of year 2000 readiness at of one or more of those major trading partners.

         Based upon the Company's review of its IT and non-IT systems to date, the Company believes that there are no material internal issues regarding its year 2000 compliance that will not be resolved through normal equipment and software upgrades that will be made through 1999. While the Company believes its planning efforts are adequate to address its internal year 2000 concerns, there can be no assurance that the systems of the Company's major trading partners, on which the Company's systems and operations rely, will be year 2000 compliant. If a significant number of the Company's major trading partners experience failures in their computer systems or operations due to year 2000 non-compliance, such events could have a material adverse affect on the business and revenues of the Company.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              The following exhibits are filed herewith:

              10-1 Amendment No. 1 to Loan and Security Agreement dated June 30, 1998, between Lexington Precision Corporation and The CIT Group/Equipment Financing, Inc.

              10-2 Amendment No. 3 to Credit Facility and Security Agreement dated June 30, 1998, between Lexington Precision Corporation, Lexington Components, Inc., and Bank One, NA

              10-3 Amendment to Financing Agreements and Consent dated August 13, 1998, between Lexington Precision Corporation and Congress Financial Corporation

              10-4 Amendment to Financing Agreements and Consent dated August 13, 1998, between Lexington Components, Inc. and Congress Financial Corporation

              10-5 Amendment to Financing Agreements and Consent dated October 20, 1998, between Lexington Precision Corporation and Congress Financial Corporation

              10-6 Amendment to Financing Agreements and Consent dated October 20, 1998, between Lexington Components, Inc. and Congress Financial Corporation

              27-1   Financial Data Schedule

       (b)    REPORTS ON FORM 8-K

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1998.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LEXINGTON PRECISION CORPORATION
                                                             (Registrant)

November 11, 1998                          By:  /s/  Michael A. Lubin
-----------------                               ------------------------------
       Date                                     Michael A. Lubin
                                                Chairman of the Board


November 11, 1998                          By:  /s/  Warren Delano
-----------------                               ------------------------------
       Date                                     Warren Delano
                                                President


November 11, 1998                          By:  /s/  Dennis J. Welhouse
-----------------                               ------------------------------
       Date                                     Dennis J. Welhouse
                                                Senior Vice President and
                                                Chief Financial Officer

                                EXHIBIT INDEX

           Exhibit
           Number                           Exhibit                                           Location
           -------                          -------                                           ---------

             10-1          Amendment No. 1 to Loan and Security                      Filed with this Form 10-Q
                           Agreement dated June 30, 1998, between
                           Lexington Precision Corporation and The
                           CIT Group/Equipment Financing, Inc.

             10-2          Amendment No. 3 to Credit Facility and Security           Filed with this Form 10-Q
                           Agreement dated June 30, 1998, between
                           Lexington Precision Corporation, Lexington
                           Components, Inc. and Bank One, NA

             10-3          Amendment to Financing Agreements and                     Filed with this Form 10-Q
                           Consent dated August 13, 1998, between
                           Lexington Precision Corporation and Congress
                           Financial Corporation

             10-4          Amendment to Financing Agreements and                     Filed with this Form 10-Q
                           Consent dated August 13, 1998, between
                           Lexington Components, Inc. and Congress
                           Financial Corporation

             10-5          Amendment to Financing Agreements and                     Filed with this Form 10-Q
                           Consent dated Ocotber 20, 1998, between
                           Lexington Precision Corporation and Congress
                           Financial Corporation

             10-6          Amendment to Financing Agreements and                     Filed with this Form 10-Q
                           Consent dated October 20, 1998, between
                           Lexington Components, Inc. and Congress
                           Financial Corporation

             27-1          Financial Data Schedule                                   Filed with this Form 10-Q
