Form 10-K
period 1998-12-31
LEXINGTON PRECISION CORP
filed 1999-03-31
CIK 12570

===============================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1998

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

                         ------------------------------

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

                                    Yes X  No
                                       ---    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1999, was approximately $2,055,000.

The number of shares outstanding of the registrant's common stock at March 15, 1999, was 4,263,036.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.


================================================================================

                         LEXINGTON PRECISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I

Item 1.  Business...............................................................       1

Item 2.  Properties.............................................................       6

Item 3.  Legal Proceedings .....................................................       6

Item 4.  Submission of Matters to a Vote of Security Holders ...................       6

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .       7

Item 6.  Selected Financial Data ...............................................       8

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................       9

Item 7A. Quantitative and Qualitative Disclosures about Market Risk ............      21

Item 8.  Financial Statements and Supplementary Data ...........................      22

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..................................................      48

PART III

Item 10. Directors and Executive Officers of the Registrant ....................      49

Item 11. Executive Compensation ................................................      49

Item 12. Security Ownership of Certain Beneficial Owners and Management ........      49

Item 13. Certain Relationships and Related Transactions ........................      49

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......      50

                                     PART I

ITEM 1. BUSINESS

         Lexington Precision Corporation (the "Company") is a Delaware corporation that was incorporated in 1966. The Company's business is conducted substantially in the continental United States. Through its two operating segments, the Rubber Group and the Metals Group, the Company manufactures, to customer specifications, rubber and metal component parts used primarily by manufacturers of automobiles, automotive replacement parts, medical devices, and industrial equipment. The Company has implemented a strategy of focusing each of its manufacturing facilities on a particular product line with a well-defined market. Operations are decentralized, with each division having a management team that is responsible for all aspects of production, sales, and customer service.

RUBBER GROUP

         The Company's Rubber Group manufactures silicone and organic rubber components. The Rubber Group consists of four divisions: Lexington Connector Seals, Lexington Insulators, Lexington Medical, and Lexington Technologies. In 1998, net sales of the Rubber Group totaled $92,610,000, or 73.1% of the Company's consolidated net sales.

         LEXINGTON CONNECTOR SEALS. Lexington Connector Seals manufactures molded rubber seals used in automotive wiring systems. The seals are designed to ensure the electrical integrity of the many connections required throughout the wiring systems. The Company believes that Lexington Connector Seals is the largest manufacturer of seals for automotive wiring systems in North America, with approximately 1.8 billion seals sold in 1998.

         LEXINGTON INSULATORS. Lexington Insulators manufactures molded rubber insulators used in ignition wire sets for automobiles and light trucks. Insulators are used to shield the electrical connections made by the ignition wire at the distributor and at the spark plug. In 1998, net sales of insulators to original equipment manufacturers, or their tier-one suppliers, represented 51.4% of Lexington Insulators' net sales, and net sales of insulators to manufacturers of aftermarket ignition wire sets represented 48.6% of Lexington Insulators' net sales. The Company believes that Lexington Insulators is the largest manufacturer of insulators for ignition wire sets in North America, with approximately 300 million insulators sold by Lexington Insulators in 1998.

         LEXINGTON MEDICAL. Lexington Medical manufactures molded rubber components used in a variety of medical devices, such as drug delivery systems, syringes, laparoscopic instruments, and catheters.

         LEXINGTON TECHNOLOGIES. Lexington Technologies manufactures molds that are sold to customers of the other divisions of the Rubber Group. The molds are used by the Rubber Group to produce component parts. Lexington Technologies also provides specialized engineering and design services to the other divisions of the Rubber Group.

METALS GROUP

         The Company's Metals Group manufactures aluminum, magnesium, and zinc die castings and machines aluminum, brass, and steel components. The Metals Group consists of three divisions: Lexington Die Casting and the Arizona and New York Divisions of Lexington Machining. In

1998, net sales of the Metals Group totaled $34,107,000, or 26.9% of the Company's consolidated net sales.

         LEXINGTON DIE CASTING. Lexington Die Casting manufactures aluminum, magnesium, and zinc die castings used primarily by manufacturers of automotive assemblies, industrial equipment, computers, and office equipment.

         LEXINGTON MACHINING. Lexington Machining, through its Arizona and New York Divisions, manufactures machined aluminum, brass, and steel components used primarily by manufacturers of initiators and inflators for automotive airbag systems, industrial equipment, automotive assemblies, recreational equipment, and home appliances.

         In December 1998, the Company changed the name of its machining operation in Casa Grande, Arizona, from Lexington Safety Components to the Arizona Division of Lexington Machining in order to reflect the broadening of that division's focus to include customers other than manufacturers of airbag initiators and inflators. The Company's machining operation in Rochester, New York, which had been known as Lexington Machining, became the New York Division of Lexington Machining.

FINANCIAL INFORMATION ABOUT THE COMPANY'S OPERATING SEGMENTS

         Financial information about the Company's operating segments, including revenues, income from operations, assets, depreciation and amortization, capital expenditures, and certain other data is set forth in Part II, Item 7, and in
Note 10 to the consolidated financial statements in Part II, Item 8.

PRINCIPAL END USES FOR THE COMPANY'S PRODUCTS

         The following table summarizes net sales of the Company during 1998, 1997, and 1996 by the type of product in which the Company's component parts were utilized (dollar amounts in thousands):

                                                                    YEARS ENDED DECEMBER 31
                                               -------------------------------------------------------------------
                                                      1998                    1997                    1996
                                               -------------------     -------------------     -------------------
      Automobiles and light trucks            $  103,052     81.3%    $   88,961     75.0%    $   79,832     69.5%
      Medical devices                              8,245      6.5          7,623      6.4          8,371      7.3
      Industrial equipment                         7,005      5.5          9,860      8.3         11,870     10.3
      Recreational equipment and
        home appliances                            3,704      2.9          4,038      3.4          4,693      4.1
      Computers and office equipment               3,109      2.5          5,636      4.8          6,016      5.2
      Other                                        1,602      1.3          2,513      2.1          4,090      3.6
                                              ----------    -----     ----------    -----     ----------    -----
                                              $  126,717    100.0%    $  118,631    100.0%    $  114,872    100.0%
                                              ==========    =====     ==========    =====     ==========    =====

         The following table summarizes net sales of the Rubber Group and the Metals Group during 1998, 1997, and 1996 by the type of product in which each Group's component parts were utilized (dollar amounts in thousands):

                                                                         YEARS ENDED DECEMBER 31
                                                   ----------------------------------------------------------------
                                                           1998                  1997                   1996
                                                   -------------------    ------------------     ------------------
       Rubber Group:
         Automobiles and light trucks              $  84,098      90.8%   $  72,929     89.8%    $  65,420     87.1%
         Medical devices                               8,245       8.9        7,620      9.4         8,077     10.7
         Other                                           267       0.3          661      0.8         1,625      2.2
                                                   ---------     -----    ---------    -----     ---------    -----
                                                   $  92,610     100.0%   $  81,210    100.0%    $  75,122    100.0%
                                                   =========     =====    =========    =====     =========    =====

       Metals Group:
         Automobiles and light trucks              $  18,954      55.6%   $  16,032     42.8%    $  14,412     36.3%
         Industrial equipment                          7,005      20.5        9,789     26.2        11,723     29.5
         Recreational equipment and
           home appliances                             3,704      10.9        4,038     10.8         4,693     11.8
         Computers and office equipment                3,109       9.1        5,636     15.1         6,016     15.1
         Other                                         1,335       3.9        1,926      5.1         2,906      7.3
                                                   ---------     -----    ---------    -----     ---------    -----
                                                   $  34,107     100.0%   $  37,421    100.0%    $  39,750    100.0%
                                                   =========     =====    =========    =====     =========    =====

MAJOR CUSTOMERS

         The Company's largest customer is Delphi Packard Electric Systems, a division of Delphi Automotive Systems Corporation, of which General Motors Corporation is the majority stockholder. During 1998, 1997, and 1996, net sales to Delphi Packard totaled $26,233,000, $26,447,000, and $25,088,000, which represented 20.7%, 22.3%, and 21.8%, respectively, of the Company's net sales and 28.3%, 32.6%, and 33.4%, respectively, of the Rubber Group's net sales. During 1998, net sales to Prestolite Wire Corporation totaled $14,431,000, or 11.4% of the Company's net sales and 15.6% of the Rubber Group's net sales. No other customer accounted for more than 10% of the Company's net sales during 1998, 1997, or 1996. Loss of a significant amount of business from Delphi Packard, Prestolite Wire, or any of the Company's other large customers could have a material adverse effect on the Company if such business were not substantially replaced by additional business from existing or new customers.

         During the first quarter of 1997, the Company and Delphi Packard entered into an agreement that will govern, through 2001, the purchase of substantially all of the component parts that the Company currently sells to Delphi Packard. Under the terms of the agreement, (1) the Company agreed to sell and Delphi Packard agreed to purchase approximately 100% of Delphi Packard's requirements for all specified component parts, (2) the Company warranted that the specified components will remain competitive in terms of technology, design, and quality, (3) the selling prices of the specified components will be adjusted to reflect increases or decreases in material costs, and (4) the selling prices of the specified components will be reduced by certain specified amounts in each of the five years covered by the agreement. Although no assurance can be given, the Company currently believes that a portion of the price reductions granted to Delphi Packard will be offset through reductions in direct manufacturing costs and that a portion of the price reductions will be offset by greater absorption of manufacturing overhead as a result of volume increases.

         As a result of its performance as a supplier of rubber components to Delphi Packard, the Company has received General Motors Corporation's "Supplier of the Year" award for 1996, 1997, and 1998. In each of those years, fewer than 200 of the more than 30,000 suppliers to General Motors received the "Supplier of the Year" award.

MARKETING AND SALES

         The Company's marketing and sales effort is carried out by management personnel and internal sales personnel. The Company has a sales office in Detroit, which markets the Company's products to automotive industry customers in that area, and a wholly-owned German subsidiary, Lexington Precision GmbH, which primarily markets the Rubber Group's products in Europe.

RAW MATERIALS

         The Company's principal raw materials are silicone and organic rubber compounds and aluminum, steel, and brass. Each of the principal raw materials used by the Company has been readily available at competitive prices from several major manufacturers and the Company anticipates that such materials will continue to be readily available at competitive prices for the foreseeable future.

PATENTS AND TRADEMARKS

         The Company does not currently hold any patents, trademarks, or licenses that it considers to be material to the success or operation of its business.

SEASONAL VARIATIONS

         The Company's business generally is not subject to significant seasonal variations.

BACKLOG

         Sales of the Company's products are made pursuant to a variety of purchasing arrangements and practices. Customers regularly revise release schedules to correspond to their own production requirements, and for other reasons. The Company believes that the aggregate value of scheduled releases outstanding on its books at any time cannot be considered firm backlog since they may be subject to revision at any time. The Company also believes that increases or decreases in the aggregate value of scheduled releases are not necessarily indicative of any trend in the Company's net sales.

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

PRODUCT LIABILITY RISKS

         The Company is subject to potential product liability risks inherent in the manufacture and sale of component parts. Although there are no claims against the Company that the Company believes will have a material adverse effect upon its business, financial position, or results of operations, there can be no assurance that any existing or future claims will not have such a material adverse effect. Although the Company maintains insurance coverage for product liability, there can be no assurance that, in the event of a claim, such insurance coverage would automatically apply or that, in the event of an award arising out of a claim, the amount of such insurance coverage would be sufficient to satisfy the award.

ENVIRONMENTAL COMPLIANCE

         The Company's operations are subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Although the Company makes expenditures relating to the protection of the environment, compliance with environmental laws and regulations has not had a significant impact on the capital spending requirements, earnings, or competitive position of the Company. There can be no assurance that changes in environmental laws and regulations, or in the interpretation or enforcement thereof, will not require material expenditures by the Company in the future. (See also Part I, Item 3.)

EMPLOYEES

         At December 31, 1998, the Company had 1,284 employees. The Rubber Group and the Metals Group had 816 and 463 employees, respectively, and the Company's corporate office had five employees. At December 31, 1998, 62 hourly workers at one plant location within the Rubber Group were subject to a collective bargaining agreement. The Company believes that its employee relations are generally good.

ITEM 2. PROPERTIES

         The following table shows the location and square footage of each of the manufacturing facilities of the Rubber Group and the Metals Group at December 31, 1998:

                                                                                    SQUARE
                                                          LOCATION                   FEET
                                                    ----------------------        -----------
 Rubber Group:
    Lexington Connector Seals                       Vienna, OH                        60,000(1)
    Lexington Connector Seals                       LaGrange, GA                      77,000(1)
    Lexington Insulators                            Jasper, GA                       101,000
    Lexington Medical                               Rock Hill, SC                     60,000(1)
    Lexington Technologies                          North Canton, OH                  41,000(1)
                                                                                  -----------
                                                                                     339,000
                                                                                  -----------

Metals Group:
    Lexington Die Casting                           Lakewood, NY                      91,000(1)(2)
    Lexington Die Casting                           Manchester, NY                    21,000
    Lexington Machining, Arizona Division           Casa Grande, AZ                   64,000(1)
    Lexington Machining, New York Division          Rochester, NY                     60,000
                                                                                  -----------
                                                                                     236,000
                                                                                  -----------

                                                                                     575,000
                                                                                  ===========

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

         The Company occupies, in the aggregate, 6,000 square feet of office space for corporate executive and administrative purposes. The Company leases an office in Cleveland, Ohio, and reimburses an affiliate for a portion of the cost of leasing an office in New York City.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market. At March 12, 1999, there were approximately 980 holders of record of the Company's common stock. Trading in shares of the Company's common stock is limited. During 1998 and 1997, trading data for the Company's stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc.
(NASD). The following table sets forth prices at which trades in the Company's common stock were reported on the OTC Bulletin Board:

                                                             YEARS ENDED DECEMBER 31
                                                 -------------------------------------------------
                                                          1998                      1997
                                                 ------------------------  -----------------------
                                                   HIGH          LOW         HIGH          LOW
                                                 ----------   -----------  ----------   ----------
                     First quarter               $3.00        $2.00        $2.25        $1.875
                     Second quarter              $2.00        $1.375       $2.125       $1.625
                     Third quarter               $1.6875      $1.2813      $3.75        $1.9375
                     Fourth quarter              $1.75        $1.3125      $3.625       $2.25

         The Company is not able to determine whether retail markups, markdowns, or commissions were included in the above prices. The Company believes that eleven brokerage firms currently make a market in the Company's common stock, although both bid and asked quotations may at times be limited.

         No dividends have been paid on the Company's common stock since 1979 and the Company has no current plans to reinstate the payment of dividends. The future payment of dividends is dependent upon, among other things, (1) the Company's earnings, (2) the Company's capital requirements, (3) compliance with the Company's loan covenants, and (4) compliance with the terms of the Company's preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1998 (dollar amounts in thousands, except per share amounts). The financial data has been taken from the consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent certified public accountants. The information set forth below is not necessarily indicative of the results of future operations; it should be read in conjunction with, and is qualified by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and the consolidated financial statements in Part II, Item 8.

                                                                     YEARS ENDED DECEMBER 31
                                                -------------------------------------------------------------------
                                                    1998          1997         1996         1995          1994
                                                    ----          ----         ----         ----          ----
SUMMARY OF OPERATIONS:
    Net sales                                    $  126,717    $  118,631   $  114,872   $  104,298    $   88,532
                                                 ==========    ==========   ==========   ==========    ==========

    Income from operations                       $    7,198    $    7,784   $    8,565   $    9,657    $    8,102
    Interest expense                                  9,772         9,065        8,542        7,585         6,272
    Other income, net                                     -           425            -          641           536
    Provision for income taxes                          132           672           40          425            34

                                                 ----------    ----------   ----------   ----------    ----------
        Net income/(loss)                        $   (2,706)   $   (1,528)  $      (17)  $    2,288    $    2,332
                                                 ==========    ==========   ==========   ==========    ==========

    Net income/(loss) per diluted common
     share                                       $    (0.65)   $    (0.38)  $    (0.02)  $     0.49    $     0.51
                                                 ==========    ==========   ==========   ==========    ==========

OTHER DATA:

    Average number of employees                       1,258         1,220        1,166        1,147           968
    Depreciation and amortization                $   11,649    $   10,009   $    8,696   $    6,449    $    5,060
    Capital expenditures                         $   14,877    $   15,790   $   15,708   $   17,902    $   15,319



                                                                           DECEMBER 31
                                                -------------------------------------------------------------------
                                                    1998          1997         1996         1995          1994
                                                    ----          ----         ----         ----          ----
FINANCIAL POSITION:
    Current assets                               $   32,198    $   31,828   $   30,845   $   24,478    $   22,752
    Current liabilities                              40,228        36,003       35,167       29,253        24,330
                                                 ----------    ----------   ----------   ----------    ----------
        Net working capital deficit              $   (8,030)   $   (4,175)  $   (4,322)  $   (4,775)   $   (1,578)
                                                 ==========    ==========   ==========   ==========    ==========

    Total assets                                 $  108,325    $  104,124   $   97,030   $   81,876    $   67,396
    Long-term debt, excluding current
     portion                                     $   74,953    $   72,622   $   65,148   $   56,033    $   49,627
    Redeemable preferred stock, at
       par value                                 $      375    $      420   $      465   $      510    $      555
    Total stockholders' deficit                  $   (9,451)   $   (6,667)  $   (5,057)  $   (4,976)   $   (7,215)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Various statements in this Item 7 that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements usually can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," "estimates," "projects," or the negative thereof. They may include discussions of strategy, which involve risks and uncertainties, and they typically are based upon projections and estimates, as distinct from past or historical facts and events.

         Forward-looking statements are subject to a number of risks, uncertainties, contingencies, and other factors that could cause the actual results or performance of the Company to be materially different from the future results or performance expressed in or implied by such statements. Such risks and uncertainties for the Company include (1) increases and decreases in business awarded to the Company by its various customers, (2) unanticipated price reductions for the Company's products as a result of competition, (3) unanticipated operating results and cash flows, (4) increases or decreases in capital expenditures, (5) unforeseen product liability claims, (6) changes in economic conditions, (7) changes in the competitive environment, (8) changes in the capital markets, (9) labor interruptions at the Company or at its customers,
(10) disruptions that may be caused by year 2000 software and/or hardware problems, (11) the inability of the Company to obtain additional borrowings and/or to refinance its existing indebtedness, and (12) a number of other factors.

         Because the Company operates with substantial financial leverage and limited liquidity, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity.

         The results of operations for any particular fiscal period of the Company are not necessarily indicative of the results to be expected for any one or more succeeding fiscal periods. Consequently, the use of forward-looking statements should not be regarded as a representation that any such projections or estimates will be realized, and actual results may vary materially. There can be no assurance that any of the forward-looking statements contained herein will prove to be accurate.

         All forward-looking statements, projections, or estimates attributable to the Company are expressly qualified by the foregoing cautionary statements.

RESULTS OF OPERATIONS -- COMPARISON OF 1998, 1997, AND 1996

         The Company manufactures, to customer specifications, component parts through two operating segments, the Rubber Group and the Metals Group. The Rubber Group consists of four divisions, Lexington Connector Seals, Lexington Insulators, Lexington Medical, and Lexington Technologies. The Metals Group consists of three divisions, Lexington Die Casting and the Arizona and New York Divisions of Lexington Machining.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components. During 1998, 1997, and 1996, automotive industry customers of the Rubber Group represented 90.8%, 89.8%, and 87.1%, respectively, of the Rubber Group's net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and the Company.

         The three largest customers of the Rubber Group accounted for 50.1%, 53.0%, and 53.4% of the Rubber Group's net sales during 1998, 1997, and 1996, respectively. Loss of a significant amount of business from any of the Rubber Group's large customers could have a material adverse effect upon the Rubber Group and the Company as a whole if such business were not substantially replaced by additional business from existing or new customers.

         The following table sets forth the operating results of the Rubber Group for 1998, 1997, and 1996 (dollar amounts in thousands):

                                                                    YEARS ENDED DECEMBER 31
                                                -----------------------------------------------------------------
                                                       1998                   1997                   1996
                                                -------------------     ------------------     ------------------
Net sales                                      $  92,610     100.0%    $ 81,210     100.0%    $ 75,122     100.0%
Cost of sales                                     73,209      79.0       64,696      79.7       59,515      79.2
                                               ---------     -----     --------     -----     --------     -----
Gross profit                                      19,401      21.0       16,514      20.3       15,607      20.8
Selling and administrative expenses                6,100       6.6        5,055       6.2        4,785       6.4
                                               ---------     -----     --------     -----     --------     -----

Income from operations                         $  13,301      14.4%    $ 11,459      14.1%    $ 10,822      14.4%
                                               =========     =====     ========     =====     ========     =====

         During 1998, net sales of the Rubber Group increased by $11,400,000, or 14.0%, compared to 1997. This increase was primarily due to increased unit sales of insulators for automotive ignition wire sets and, to a lesser extent, increased unit sales of seals for automotive wiring systems and components for medical devices, offset, in part, by price reductions on certain automotive components.

         During 1998, income from operations totaled $13,301,000, an increase of $1,842,000, or 16.1%, compared to 1997. Cost of sales as a percentage of net sales decreased during 1998, primarily due to a credit of $622,000 resulting from a special rebate from the State of Ohio Bureau of Workers' Compensation, which represented the Company's share of a distribution of excess funds accumulated by the Bureau.

         Selling and administrative expenses as a percentage of net sales increased during 1998 compared to 1997, primarily because of the hiring of additional personnel, the opening, in September 1997, of a sales office in Germany, and increased costs associated with the installation of new computer systems.

         During 1998, depreciation and amortization at the Rubber Group totaled $7,476,000, or 8.1% of net sales, compared to $6,676,000, or 8.2% of net sales, during 1997. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased to $20,777,000 in 1998 from $18,135,000 in 1997. (EBITDA is not a measure of performance under generally accepted accounting principles. While EBITDA should not be used as a substitute for net income, cash flows from operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles, management believes that it may be used by certain investors as supplemental information to evaluate a company's financial performance, including its ability to incur and/or service debt. In addition, the definition of EBITDA used in this Form 10-K may not be the same as the definition of EBITDA used by other companies.)

         The Company's largest customer, Delphi Packard, is a division of Delphi Automotive Systems Corporation, which, until recently, was a wholly-owned subsidiary of General Motors Corporation. In February 1999, General Motors sold to the public approximately 20% of the ownership of Delphi Automotive as a first step in the planned sale or spinoff of Delphi Automotive. Although there can be no assurance, the Company does not believe that the sale or spinoff of Delphi Automotive will have a material effect on the Company.

         During 1997, net sales of the Rubber Group increased by $6,088,000, or 8.1%, compared to 1996. This increase was primarily due to increased unit sales of seals for automotive wiring systems and insulators for automotive ignition wire sets and, to a lesser extent, increased sales of tooling, offset, in part, by reduced sales of components for medical devices and price reductions on certain automotive components.

         During 1997, income from operations totaled $11,459,000, an increase of $637,000, or 5.9%, compared to 1996. Cost of sales as a percentage of net sales increased during 1997, primarily due to (1) increased depreciation and amortization, and (2) increased indirect labor expense resulting primarily from
(a) the hiring of technical and supervisory personnel in connection with the engineering and start-up of production of a new style of connector seal and (b) continuing start-up expenses incurred at Lexington Technologies, the Rubber Group's mold manufacturing and engineering operation.

         Selling and administrative expenses as a percentage of net sales decreased during 1997 compared to 1996, primarily because such expenses are partially fixed in nature.

         During 1997, depreciation and amortization at the Rubber Group totaled $6,676,000, or 8.2% of net sales, compared to $5,596,000, or 7.5% of net sales, during 1996. EBITDA increased to $18,135,000 in 1997 from $16,418,000 in 1996.

         During the first quarter of 1997, the Company and Delphi Packard entered into an agreement that will govern, through 2001, the purchase of substantially all of the component parts that the Company currently sells to Delphi Packard. Under the terms of the agreement, (1) the Company agreed to sell and Delphi Packard agreed to purchase approximately 100% of Delphi Packard's requirements for all specified component parts, (2) the Company warranted that the specified components will remain competitive in terms of technology, design, and quality, (3) the selling prices of the specified components will be adjusted to reflect increases or decreases in material costs, and (4) the selling prices of the specified components will be reduced by certain specified amounts in each of the five years covered by the agreement. Although no assurance can be given, the Company currently believes that a portion of the price reductions granted to Delphi Packard will be offset through reductions in direct manufacturing costs and that a portion of such price reductions will be offset by greater absorption of manufacturing overhead as a result of volume increases.

         METALS GROUP

         The Metals Group manufactures aluminum, magnesium, and zinc die castings and machines aluminum, brass, and steel components. During 1998, 1997, and 1996, net sales to automotive industry customers represented 55.6%, 42.8%, and 36.3%, respectively, of the Metals Group's net sales. The three largest customers of the Metals Group accounted for 35.3%, 23.5%, and 20.4% of the Metals Group's net sales during 1998, 1997, and 1996, respectively. Loss of a significant amount of business from any of the Metals Group's large customers could have a material adverse effect upon the Metals Group and the

Company as a whole if such business were not substantially replaced by additional business from existing or new customers.

         The following table sets forth the operating results of the Metals Group for 1998, 1997, and 1996 (dollar amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                                 ----------------------------------------------------------------
                                                       1998                   1997                   1996
                                                 -----------------      ------------------     ------------------
Net sales                                       $ 34,107    100.0%     $  37,421    100.0%    $  39,750    100.0%
Cost of sales                                     35,304    103.5         34,726     92.8        35,536     89.4
                                                --------    -----      ---------    -----     ---------    -----
Gross profit/(loss)                               (1,197)    (3.5)         2,695      7.2         4,214     10.6
Selling and administrative expenses                2,877      8.4          4,275     11.4         4,433     11.2
                                                --------    -----      ---------    -----     ---------    -----

Loss from operations                            $ (4,074)   (11.9)%    $  (1,580)    (4.2)%   $    (219)    (0.6)%
                                                ========    =====      =========    =====     =========    =====

         During 1998, net sales of the Metals Group decreased by $3,314,000, or 8.9%, compared to 1997. This reduction resulted primarily from lower net sales of a variety of components at Lexington Die Casting and the New York Division of Lexington Machining caused by the Company's planned elimination of certain customers who generated short-run production and by a decline in sales of components to remaining customers of the Metals Group. These reductions were offset, in part, by increased sales at the Arizona Division of Lexington Machining.

         During 1998, the Metals Group incurred a loss from operations of $4,074,000, compared to a loss from operations of $1,580,000 during 1997. Cost of sales as a percentage of net sales increased during 1998, primarily due to underabsorption of fixed overhead caused by low sales levels. Despite lower sales, manufacturing overhead expenses increased by $1,400,000 during 1998 compared to 1997, primarily because of (1) increased depreciation and amortization, (2) increased indirect labor costs resulting from the hiring of additional technical and supervisory personnel, and (3) a charge of $368,000 to write down to net realizable value certain equipment held for sale. To a lesser extent, material and direct labor costs as a percentage of net sales also increased during 1998 compared to 1997, primarily because of changes in product mix, lower production efficiencies resulting from the start-up of new products, and costs related to the retention of experienced equipment operators during a period of low sales.

         Selling and administrative expenses decreased during 1998, primarily because of reduced personnel costs, the elimination of commissions previously paid to sales representatives who were terminated during the last quarter of 1996 and the first quarter of 1997, and the settlement of certain litigation for less than had been previously estimated by the Company.

         During 1998, depreciation and amortization at the Metals Group totaled $3,957,000, or 11.6% of net sales, compared to $3,141,000, or 8.4% of net sales, during 1997. EBITDA decreased to negative $117,000 in 1998 from $1,561,000 in 1997.

         During 1997, net sales of the Metals Group decreased by $2,329,000, or 5.9%, compared to 1996. This reduction resulted primarily from lower net sales of a variety of components at Lexington Die Casting and the New York Division of Lexington Machining, caused primarily by the Company's planned elimination of certain customers who generated short-run production and a $1,400,000 reduction in sales to a customer who decided to manufacture internally most of the components previously manufactured for it by the New York Division of Lexington Machining. These reductions were offset, in part, by an increase in net sales of airbag components by the Arizona Division of Lexington Machining.

         During 1997, the Metals Group incurred a loss from operations of $1,580,000, compared to a loss from operations of $219,000 during 1996. While material and direct labor costs as a percentage of net sales decreased during 1997, manufacturing overhead as a percentage of net sales increased, primarily due to (1) underabsorption of fixed overhead caused by reduced sales at Lexington Die Casting and the New York Division of Lexington Machining and lower-than-anticipated net sales at the Arizona Division of Lexington Machining,
(2) start-up expenses related to the production of new airbag components and the installation of new metal machining equipment at the Arizona Division of Lexington Machining, (3) increased depreciation, (4) increased indirect labor costs resulting, in part, from the hiring of additional technical and professional staff, and (5) the write-down of certain equipment held for sale. Reduced selling and administrative expenses resulted primarily from a reduction in commissions paid to sales representatives who were terminated during the last quarter of 1996 and the first quarter of 1997, offset, in part, by increased personnel expense and the accrual of certain litigation expenses.

         During 1997, depreciation and amortization at the Metals Group totaled $3,141,000, or 8.4% of net sales, compared to $2,638,000, or 6.6% of net sales, during 1996. EBITDA decreased to $1,561,000 in 1997 from $2,419,000 in 1996.

         During 1997 and 1998, the Company implemented a strategy to improve the profitability and growth potential of the Metals Group by eliminating the production of a large number of diverse, short-run components and by repositioning productive capacity to manufacture higher-volume components in target markets. The repositioning entails a shift to a new customer base and requires that the Company's manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning of the Metals Group has caused the Company to experience underabsorption of fixed overhead resulting from the cut-back in short-run business. The Metals Group has incurred expenses for the implementation of improved quality systems, expenses related to moving and reinstalling equipment, non-capitalized costs related to building upgrades, costs related to establishing relationships with major new customers, and costs resulting from inefficiencies experienced during the rollout of new production parts. These factors and the fact that new high-volume business is limited at this stage of the transition adversely affected the operating profit and cash flow of the Metals Group during 1997 and 1998.

         CORPORATE OFFICE

         Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $2,029,000, $2,095,000, and $2,038,000 during 1998, 1997, and 1996, respectively.

         During 1998, 1997, and 1996, depreciation at the corporate office totaled $18,000, $21,000, and $33,000, respectively.

         INTEREST EXPENSE

         During 1998, 1997, and 1996, interest expense totaled $9,772,000, $9,065,000, and $8,542,000, respectively. The increases in 1998 and 1997 were caused primarily by increases in average borrowings outstanding in both years.

         OTHER INCOME

         In December 1997, the Company received a payment in the amount of $425,000 in settlement of litigation.

         PROVISION FOR INCOME TAXES

         During 1998, the provision for income taxes consisted primarily of state income taxes.

         During 1997, the provision for income taxes consisted primarily of (1) federal alternative minimum taxes and (2) the reversal of a tax credit that had been recorded in 1996 based on the then-projected utilization of federal net operating loss carryforwards in 1997.

         During 1996, the provision for income taxes consisted of (1) federal alternative minimum taxes, (2) state income taxes, (3) the reversal of a tax credit that had been recorded in 1995 based on the then-projected utilization of federal net operating loss carryforwards in 1996, and (4) a tax credit that had been based on the then-projected utilization of federal net operating loss carryforwards in 1997.

         (For additional information concerning income taxes and related matters, see Note 9 to the consolidated financial statements in Part II, Item 8.)

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During 1998, the operating activities of the Company provided $8,013,000 of cash.

         Inventory increased by $1,139,000, primarily because the Company is attempting to increase service levels for certain key customers. Trade accounts payable decreased by $1,337,000, primarily because payables related to the purchase of plant, equipment, and customer-owned tooling decreased by $1,568,000 during 1998, from $3,456,000 at December 31, 1997, to $1,888,000 at December 31,
1998.

         INVESTING ACTIVITIES

         During 1998, the investing activities of the Company used $15,034,000 of cash. During 1998, capital expenditures were $14,877,000 and expenditures used to pay a portion of the cost of customer-owned tooling were $1,901,000.

         The following table sets forth capital expenditures for the Rubber Group, the Metals Group, and the corporate office during 1998, 1997, and 1996 (dollar amounts in thousands):

                                                 YEARS ENDED DECEMBER 31
                                          ------------------------------------
                                            1998         1997          1996         TOTAL
                                            ----         ----          ----         -----
             Rubber Group:
                Equipment                $   8,277     $  6,632     $   5,869     $  20,778
                Land and buildings             105          203         2,959         3,267
                                         ---------     --------     ---------     ---------
                                             8,382        6,835         8,828        24,045
                                         ---------     --------     ---------     ---------

             Metals Group:
                Equipment                    6,184        5,542         6,012        17,738
                Land and buildings             238        3,393           840         4,471
                                         ---------     --------     ---------     ---------
                                             6,422        8,935         6,852        22,209
                                         ---------     --------     ---------     ---------

             Corporate office:
                Equipment                       73           20            28           121
                Land and buildings               -            -             -             -
                                         ---------     --------     ---------     ---------
                                                73           20            28           121
                                         ---------     --------     ---------     ---------

             Total Company:
                Equipment                   14,534       12,194        11,909        38,637
                Land and buildings             343        3,596         3,799         7,738
                                         ---------     --------     ---------     ---------

                                         $  14,877     $ 15,790     $  15,708     $  46,375
                                         =========     ========     =========     =========

         The Company presently projects that capital expenditures will total approximately $13,500,000 in 1999, including $13,100,000 for equipment and $400,000 for land and buildings. Capital expenditures for the Rubber Group, the Metals Group, and the corporate office are projected to total $9,000,000, $4,400,000, and $100,000, respectively. The Company projects that approximately $3,100,000 will be expended to rebuild or replace existing equipment and buildings, approximately $3,700,000 will be expended to effect cost reductions, and approximately $6,700,000 will be expended to expand productive capacity.

         At December 31, 1998, the Company had commitments outstanding for capital expenditures totaling approximately $2,462,000. Although no assurance can be given, the Company anticipates that, the funds needed for capital expenditures in 1999 will be provided by cash flows from operations, borrowings available to the Company under existing financing agreements, and additional borrowings that the Company believes it will be able to obtain. (See also "Liquidity" in this Item 7.)

         FINANCING ACTIVITIES

         During 1998, the financing activities of the Company provided $6,916,000 of cash.

         During 1998, the Company obtained new term loans in the aggregate amount of $5,041,000, which refinanced loans outstanding under the Company's revolving line of credit. In addition, at December 31, 1998, $3,850,000 of loans outstanding under the revolving line of credit were classified as long-term borrowings because they were refinanced under long-term agreements before the consolidated financial statements for the period were issued.

         Borrowings under the Company's revolving line of credit that were classified as short-term debt increased by $4,155,000 during 1998, in part, because the Company utilized the revolving line of credit to fund certain capital expenditures that had not been refinanced by borrowings under the Company's equipment line of credit or through other financing.

         LIQUIDITY

         The Company finances its operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under the Company's revolving line of credit. The ability of the Company to borrow under its revolving line of credit is subject to, among other things, covenant compliance and certain availability formulas based on the levels of accounts receivable and inventories of the Company. In January 1999, the revolving line of credit was amended to extend the expiration date of the revolving line of credit to April 1, 2002.

         The Company operates with substantial financial leverage and limited liquidity. As a result of increased borrowings during 1998, aggregate indebtedness of the Company, excluding trade accounts payable, increased by $7,043,000 to $94,545,000. During 1999, interest and scheduled principal payments are projected to be approximately $9,400,000 and $7,500,000, respectively.

         The Company had a net working capital deficit of $8,030,000 at December 31, 1998. Loans of $12,995,000 outstanding under the revolving line of credit were classified as short-term debt at December 31, 1998. Although the expiration date of the revolving line of credit is April 1, 2002, these loans are classified as current liabilities because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company.

         At March 26, 1999, availability under the Company's revolving line of credit totaled $1,701,000 before outstanding checks of $705,000 were deducted.

         During the first quarter of 1999, the Company obtained new term loans in the aggregate amount of $6,542,000. Proceeds from the new term loans refinanced $2,090,000 of existing term loans and $4,452,000 of loans outstanding under the revolving line of credit (including $3,850,000 of such loans which were outstanding at December 31, 1998).

         In January 1999, one of the Company's lenders provided the Company with an equipment line of credit in the amount of $5,000,000 that can be used to finance a portion of the cost of certain equipment. During the first quarter of 1999, the Company had not borrowed under the line of credit. In March 1999, another of the Company's lenders provided the Company with an equipment line of credit in the amount of $1,822,000. During the first quarter of 1999, the Company borrowed $1,222,000 under the line of credit.

         Substantially all of the assets of the Company and its subsidiary Lexington Components, Inc. ("LCI"), and the stock of LCI, are pledged as collateral for certain of the Company's indebtedness. In addition, certain of the Company's financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage. The covenants also place certain restrictions on the Company's business and operations, including covenants relating to the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of the Company's assets, the purchase of plant and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions.

         From time to time, certain of the financial covenants contained in the Company's various loan agreements have been amended in order to maintain or otherwise ensure current or future compliance by the Company. During the first quarter of 1998, a covenant that limited the Company's ratio of debt to tangible net worth was amended. During the third quarter of 1998, certain net worth covenants and the covenant that limited the Company's ratio of debt to tangible net worth were amended. During the first quarter of 1999, a net worth covenant was amended and the covenant that limited the Company's ratio of debt to tangible net worth was eliminated.

         Because certain of the Company's long-term indebtedness matures during the first half of 2000, those amounts will be classified as short-term liabilities of the Company during the first and second quarters of 1999. During July 1998, certain covenants were amended in order to avoid any defaults that would have been caused by such reclassification.

         The Company estimates that, in addition to cash flow from operations and borrowings under its revolving line of credit, the Company will require approximately $10,000,000 of new borrowings during 1999 to meet its working capital and debt service requirements and to fund projected capital expenditures. Of the aggregate new borrowings required in 1999, the Company had obtained new borrowings of $4,500,000 during the first quarter of 1999. The Company currently believes, although there can be no assurance, that the remaining new borrowings required will be available to the Company under its equipment lines of credit or under other financing arrangements that the Company may negotiate. Although no assurance can be given, the Company currently believes that cash flows from operations, borrowings available to the Company under existing financing arrangements, and additional borrowings that the Company believes it will be able to obtain should be adequate to meet its projected working capital and debt service requirements and to fund projected capital expenditures through December 31, 1999. If cash flows from operations or availability under existing and new financing agreements fall below expectations, the Company may be forced to delay anticipated capital expenditures, reduce operating expenses, extend trade accounts payable balances beyond terms that the Company believes are customary in the industries in which it operates, and/or consider other alternatives designed to improve the Company's liquidity. Certain of such actions could have a material adverse effect upon the Company.

         As previously discussed, indebtedness totaling $38,129,000, matures during the first and second quarters of 2000. The Company's operations will not generate cash sufficient to satisfy such obligations at their maturities. The Company may attempt to refinance all or a portion of these obligations (and possibly other indebtedness that has later maturity dates) by issuing new debt securities in the private or public market. The Company has commenced discussions with underwriters relating to the issuance of new debt securities to refinance substantially all of the Company's existing debt. Although there can be no assurance, based on the discussions to date, current market conditions in the high-yield debt markets, and the Company's historical and projected operating results, cash flows, and capital structure, the Company believes that it will be able to issue new debt securities with terms and interest rates reasonably satisfactory to the Company and in sufficient amounts to refinance substantially all of its outstanding debt securities prior to their maturity dates. In the alternative, the Company may attempt to reach agreements to amend the terms of its debt securities by extending the maturity dates thereof or to exchange new debt securities that have maturity dates later than 2000 for existing debt obligations that mature in 2000. The Company's ability to refinance, amend, or exchange these securities on or before their maturity dates will depend on many factors, including, but not limited to, conditions in the high yield debt market. Accordingly, there can be no assurance that the Company will be successful in refinancing, amending, or exchanging such securities. To date the Company has not attempted to refinance, amend, or exchange the obligations maturing in 2000. In the event that the Company is not successful in refinancing, amending, or exchanging such obligations, defaults may occur under the agreements relating to such obligations. If a default occurs, it may trigger other defaults pursuant to cross-default provisions under other indebtedness of the Company. Holders of indebtedness on which defaults exist would be entitled to accelerate the maturity thereof, to cease making any further advances otherwise permitted under the related credit facilities, to seek to foreclose upon any assets securing such indebtedness, and to pursue other remedies. If any such actions were to be taken, the Company might be required to consider alternatives, including seeking relief from its creditors. Any such action by creditors could have a material adverse effect upon the Company.

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

INFLATION

         Many customers of the Company will not accept price increases from the Company to compensate for increases in labor and overhead expenses that result from inflation. Fluctuations in material costs generally are passed through to customers. In cases in which the Company commits to a fixed material cost for a specified time period, the Company generally obtains a similar offsetting commitment from its material supplier. To offset inflationary costs that the Company cannot pass through to its customers and to maintain or improve its operating margins, the Company attempts to improve its production efficiencies and manufacturing processes.

ENVIRONMENTAL MATTERS

         The Company has been named from time to time as one of numerous potentially responsible parties or third-party defendants under applicable environmental laws for restoration costs at waste-disposal sites, and as a defendant or potential defendant in various other environmental law matters. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion; although there can be no assurance as to the outcome of existing or potential environmental litigation, in the event such litigation were commenced, based upon the information currently available to the Company, the Company believes that the outcome of such actions will not have a material adverse effect upon its financial position. (For information concerning certain other commitments and contingencies of the Company, see Note 13 to the consolidated financial statements in Part II, Item 8.)

RECENTLY ISSUED ACCOUNTING STANDARDS

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, REPORTING COMPREHENSIVE INCOME

         During 1998, the Company adopted "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and presentation of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. The adoption of FAS 130 by the Company during 1998 did not affect the results of operations or financial position of the Company.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         On December 31, 1998, the Company adopted "Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products, geographic areas, and major customers. FAS 131 superseded "Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise." FAS 131 requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The adoption of FAS 131 by the Company during 1998 did not affect the results of operations or financial position of the Company.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

         On December 31, 1998, the Company adopted "Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132"). FAS 132 does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for all fiscal periods beginning after June 15, 1999. The statement provides standards for the recognition and measurement of derivative and hedging activities. The Company believes that the adoption of FAS 133 during the first quarter of 2000 will not affect the results of operations or financial position of the Company.

YEAR 2000

         Software and/or hardware failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company recognizes the risk and, in order to ensure that its operations will not be adversely affected by year 2000 software or hardware problems, the Company has a year 2000 compliance plan that includes (1) a company-wide inventory of all information technology (software and hardware) (collectively, "IT systems") and all non-IT systems, which include embedded technology such as microprocessors commonly found in modern manufacturing equipment, (2) an evaluation of the readiness of major trading partners, including suppliers of materials and services and customers, (3) documenting the year 2000 compliance of the Company's IT and non-IT systems through appropriate testing, (4) replacement of non-compliant systems as necessary, (5) testing replaced systems for year 2000 compliance as necessary, and (6) developing contingency plans as appropriate. The Company's year 2000 compliance plan calls for all formal documentation and testing of IT and non-IT systems to be completed by June 30, 1999.

         Although the Company does not have a system in place for tracking costs related to its year 2000 compliance plan, the Company believes that costs incurred to date by the Company to assess, modify, or replace non-compliant systems have been approximately $50,000. Furthermore, the Company anticipates, based on the information currently available, that future costs to modify or replace non-compliant systems will be approximately $600,000. Such costs are being accounted for as part of normal, ongoing operations. The Company has not developed a specific contingency plan to address the most reasonably likely worst case scenario for year 2000, but it may develop one after it has assessed the year 2000 readiness of its major trading partners since the Company believes that any such scenario would most likely result from the lack of year 2000 readiness of one or more of those major trading partners.

         Based upon the Company's review of its IT and non-IT systems to date, the Company believes that there are no material internal issues regarding its year 2000 compliance that will not be resolved through normal equipment and software upgrades that will be made through 1999.

         The status of the Company's year 2000 readiness effort is set forth in the table below:

         YEAR 2000 DISCLOSURE CHART

    ----------------------------------------------------------------------------------------------------------------
         RESOLUTION
           PHASES           ASSESSMENT           REMEDIATION               TESTING             IMPLEMENTATION
    ----------------------------------------------------------------------------------------------------------------
E    Information         100% complete      70% complete            Expected completion    Expected completion
X    technology                                                     second quarter 1999    second quarter 1999
P   ----------------------------------------------------------------------------------------------------------------
O    Operating           100% complete      85% complete            Expected completion    Expected completion
S    equipment with                                                 second quarter 1999    second quarter 1999
U    embedded chips
R    or software
E   ----------------------------------------------------------------------------------------------------------------
     Products            100% complete      100% complete           100% complete          Completed first
T                                                                                          quarter 1999
Y   ----------------------------------------------------------------------------------------------------------------
P    Third party         75% complete       Developing              Expected completion    Expected completion
E                                           contingency plans       third quarter 1999     third quarter 1999
                                            as appropriate
    ----------------------------------------------------------------------------------------------------------------



         While the Company believes its planning efforts are adequate to address its internal year 2000 concerns, there can be no assurance that the systems of the Company's major trading partners, on which the Company's systems and operations rely, will be year 2000 compliant. If a significant number of the Company's major trading partners experience failures in their computer systems or operations due to year 2000 non-compliance, such events could have a material adverse affect on the business and revenues of the Company. Furthermore, if, for any reason, the Company or its major trading partners fail to complete appropriate remediation programs or fail to complete remediation programs on a timely basis, such failure could have a material adverse effect on the business and revenues of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information about market risk, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in
Part II, Item 7 and Note 5 to the consolidated financial statements in Part II,
Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----

 Report of Independent Auditors.........................................................23

 Consolidated Balance Sheet at December 31, 1998 and 1997...............................24

 Consolidated Statement of Operations for the Years Ended
   December 31, 1998, 1997, and 1996....................................................26

 Consolidated Statement of Stockholders' Deficit for
   the Years Ended December 31, 1998, 1997, and 1996....................................27

 Consolidated Statement of Cash Flows for the Years Ended
   December 31, 1998, 1997, and 1996....................................................28

 Notes to Consolidated Financial Statements.............................................29

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Lexington Precision Corporation and subsidiaries at December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule contained in
Part IV, Item 14, of the Company's report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that Lexington Precision Corporation will continue as a going concern. As more fully described in Note 1, the Company has approximately $38 million of long-term debt that becomes current in the first and second quarters of 1999. Substantial doubt exists about the Company's ability to refinance, amend, or exchange such obligations on or prior to their maturity dates. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect this uncertainty.




                                                            ERNST & YOUNG LLP


Cleveland, Ohio
March 30, 1999

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                                                                   DECEMBER 31
                                                                          -------------------------------
                                                                             1998                1997
                                                                             ----                ----
ASSETS:

    Current assets:
       Cash                                                               $      103          $      208
       Accounts receivable                                                    17,837              17,579
       Inventories                                                            10,170               9,031
       Prepaid expenses and other assets                                       2,063               3,438
       Deferred income taxes                                                   2,025               1,572
                                                                          ----------          ----------
         Total current assets                                                 32,198              31,828
                                                                          ----------          ----------

    Plant and equipment:
       Land                                                                    1,549               1,533
       Buildings                                                              23,753              23,426
       Equipment                                                              90,306              78,922
                                                                          ----------          ----------
                                                                             115,608             103,881
       Accumulated depreciation                                               52,871              44,451
                                                                          ----------          ----------
         Plant and equipment, net                                             62,737              59,430
                                                                          ----------          ----------

    Excess of cost over net assets of businesses acquired, net                 8,778               9,094
                                                                          ----------          ----------

    Other assets, net                                                          4,612               3,772
                                                                          ----------          ----------

                                                                          $  108,325          $  104,124
                                                                          ==========          ==========




See notes to consolidated financial statements.     (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)


                                                                                   DECEMBER 31
                                                                          -------------------------------
                                                                             1998                1997
                                                                             ----                ----
LIABILITIES AND STOCKHOLDERS' DEFICIT:

    Current liabilities:
       Trade accounts payable                                             $   11,291          $   12,628
       Accrued expenses                                                        9,345               8,495
       Short-term debt                                                        12,995               8,840
       Current portion of long-term debt                                       6,597               6,040
                                                                          ----------          ----------
         Total current liabilities                                            40,228              36,003
                                                                          ----------          ----------

    Long-term debt, excluding current portion                                 74,953              72,622
                                                                          ----------          ----------

    Deferred income taxes and other long-term liabilities                      2,220               1,746
                                                                          ----------          ----------

    Redeemable preferred stock, $100 par value, at
     redemption value                                                            750                 840
    Excess of redemption value over par value                                   (375)               (420)
                                                                          ----------          ----------
       Redeemable preferred stock at par value                                   375                 420
                                                                          ----------          ----------

    Stockholders' deficit:
       Common stock, $.25 par value, 10,000,000 shares
        authorized, 4,348,951 shares issued                                    1,087               1,087
       Additional paid-in-capital                                             12,235              12,313
       Accumulated deficit                                                   (22,556)            (19,850)
       Cost of common stock in treasury, 85,915 shares                          (217)               (217)
                                                                          ----------          ----------
         Total stockholders' deficit                                          (9,451)             (6,667)
                                                                          ----------          ----------

                                                                          $  108,325          $  104,124
                                                                          ==========          ==========



See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                            YEARS ENDED DECEMBER 31
                                                                    ----------------------------------------
                                                                      1998           1997           1996
                                                                      ----           ----           ----
Net sales                                                          $  126,717     $  118,631     $  114,872

Cost of sales                                                         108,513         99,422         95,051
                                                                   ----------     ----------     ----------

       Gross profit                                                    18,204         19,209         19,821

Selling and administrative expenses                                    11,006         11,425         11,256
                                                                   ----------     ----------     ----------

       Income from operations                                           7,198          7,784          8,565

Interest expense                                                        9,772          9,065          8,542

Other income                                                                -            425              -
                                                                   ----------     ----------     ----------

       Income/(loss) before income taxes                               (2,574)          (856)            23

Provision for income taxes                                                132            672             40
                                                                   ----------     ----------     ----------

       Net loss                                                        (2,706)        (1,528)           (17)

Preferred stock dividends                                                  33             37             41

Excess of redemption value over par value of preferred
   stock redeemed during year                                              45             45             45
                                                                   ----------     ----------     ----------

       Net loss attributable to common
         stockholders                                              $   (2,784)    $   (1,610)    $     (103)
                                                                   ==========     ==========     ==========

Net loss per common share:

       Basic                                                       $    (0.65)    $    (0.38)    $    (0.02)
                                                                   ==========     ==========     ==========

       Diluted                                                     $    (0.65)    $    (0.38)    $    (0.02)
                                                                   ==========     ==========     ==========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (THOUSANDS OF DOLLARS)


                                                       Additional                                    Total
                                           Common       Paid-in-     Accumulated     Treasury    Stockholders'
                                           Stock         Capital       Deficit         Stock        Deficit
                                        ----------     ---------     ----------     ----------    ----------

Balance at December 31, 1995            $    1,087     $  12,547     $  (18,305)    $     (305)   $   (4,976)
                                        ==========     =========     ==========     ==========    ==========

Net loss                                         -             -            (17)             -           (17)
Preferred stock dividends
  and redemptions                                -           (86)             -              -           (86)
Issuance of common shares                        -           (66)             -             88            22
                                        ----------     ---------     ----------     ----------    ----------

Balance at December 31, 1996            $    1,087     $  12,395     $  (18,322)    $     (217)   $   (5,057)
                                        ==========     =========     ==========     ==========    ==========

Net loss                                         -             -         (1,528)             -        (1,528)
Preferred stock dividends
  and redemptions                                -           (82)             -              -           (82)
                                        ----------     ---------     ----------     ----------    ----------

Balance at December 31, 1997            $    1,087     $  12,313     $  (19,850)    $     (217)   $   (6,667)
                                        ==========     =========     ==========     ==========    ==========

Net loss                                         -             -         (2,706)             -        (2,706)
Preferred stock dividends
  and redemptions                                -           (78)             -              -           (78)
                                        ----------     ---------     ----------     ----------    ----------

Balance at December 31, 1998            $    1,087     $  12,235     $  (22,556)    $     (217)   $   (9,451)
                                        ==========     =========     ==========     ==========    ==========










See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                            YEARS ENDED DECEMBER 31
                                                                    ----------------------------------------
                                                                       1998          1997           1996
                                                                       ----          ----           ----
OPERATING ACTIVITIES:
    Net loss                                                        $  (2,706)    $   (1,528)    $      (17)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation                                                    10,001          8,558          7,129
       Amortization included in operating expense                       1,450          1,280          1,138
       Amortization included in interest expense                          198            171            429
       Deferred income taxes                                                -            585           (320)
       Changes in operating assets and liabilities that
        provided/(used) cash:
          Trade receivables                                              (258)          (759)        (3,861)
          Inventories                                                  (1,139)          (132)          (794)
          Prepaid expenses and other assets                               747            462           (971)
          Trade accounts payable                                       (1,337)        (1,706)         3,706
          Accrued expenses                                                850            213          1,710
       Other                                                              207            385             44
                                                                    ---------     ----------     ----------
          Net cash provided by operating activities                     8,013          7,529          8,193
                                                                    ---------     ----------     ----------

INVESTING ACTIVITIES:

    Purchases of plant and equipment                                  (14,877)       (15,790)       (15,708)
    Decrease/(increase) in equipment deposits                             261           (147)            37
    Proceeds from sales of equipment                                      913            142            211
    Expenditures for tooling owned by customers                        (1,901)          (791)          (949)
    Other                                                                 570           (140)          (851)
                                                                    ---------     ----------     ----------
          Net cash used by investing activities                       (15,034)       (16,726)       (17,260)
                                                                    ---------     ----------     ----------

FINANCING ACTIVITIES:

    Net increase/(decrease) in short-term debt                          4,155          1,514           (196)
    Proceeds from issuance of long-term debt                            8,891         43,492         22,031
    Repayment of long-term debt                                        (6,003)       (35,206)       (12,257)
    Other                                                                (127)          (582)          (442)
                                                                    ---------     ----------     ----------
         Net cash provided by financing activities                      6,916          9,218          9,136
                                                                    ---------     ----------     ----------

Net increase/(decrease) in cash                                          (105)            21             69
Cash at beginning of year                                                 208            187            118
                                                                    ---------     ----------     ----------

Cash at end of year                                                 $     103     $      208     $      187
                                                                    =========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                   $   9,567     $    8,684     $    8,167
    Income taxes paid                                               $     136     $      689     $      381

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

         INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):

                                                                         DECEMBER 31
                                                                    -----------------------
                                                                      1998          1997
                                                                      ----          ----
                  Finished goods                                   $   4,272      $  3,654
                  Work in process                                      2,834         1,658
                  Raw materials and purchased parts                    3,064         3,719
                                                                   ---------      --------
                                                                   $  10,170      $  9,031
                                                                   =========      ========

         PLANT AND EQUIPMENT

         Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (15 to 32 years for buildings and 3 to 8 years for equipment). When property is retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated. Maintenance and repair expenses are charged against income as incurred, while major improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repair expenses were $5,169,000, $3,766,000, and $3,612,000 for 1998, 1997, and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED

         The excess of cost over net assets of businesses acquired (goodwill) is amortized on the straight-line method, principally over 40 years. At December 31, 1998 and 1997, accumulated amortization of goodwill was $3,211,000 and $2,895,000, respectively. During each of 1998, 1997, and 1996, amortization of goodwill totaled $316,000. In accordance with "Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of," the carrying value of goodwill and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Based upon such review, the Company believes that no impairment of long-lived assets existed at December 31, 1998.

         DEFERRED FINANCING COSTS

         Deferred financing costs are amortized over the lives of the related debt instruments.

         NET INCOME OR LOSS PER COMMON SHARE

         During 1997, the Company adopted "Financial Accounting Standard No. 128, Earnings per Share" ("FAS 128"), which sets forth the procedures for reporting basic and diluted income or loss per share. The recalculation of income or loss per share data for 1996, using FAS 128 procedures, did not require a restatement of the income or loss per share data for either of those years.

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

         REVENUE RECOGNITION

         Substantially all of the Company's revenues result from the sale of rubber and metal component parts. The Company recognizes revenue from the sale of component parts upon shipment and passage of title to customers according to shipping schedules and terms of sale mutually agreed to by the Company and its customers.

         REPORTING COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal periods beginning after December 15, 1997. This statement established standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. The adoption of FAS 130 by the Company during the first quarter of 1998 did not have a material effect on the results of operations or financial position of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements for 1996 have been reclassified to conform to the 1998 presentation.

         BASIS OF PRESENTATION

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         Indebtedness totaling $38,129,000 matures during the first and second quarters of 2000. The Company's operations will not generate cash sufficient to satisfy such obligations at their maturities. The Company may attempt to refinance all or a portion of these obligations (and possibly other indebtedness that has later maturity dates) by issuing new debt securities in the private or public market. The Company has commenced discussions with underwriters relating to the issuance of new debt securities to refinance substantially all of the Company's existing debt. Although there can be no assurance, based on the discussions to date, current market conditions in the high-yield debt markets, and the Company's historical and projected operating results, cash flows, and capital structure, the Company believes that it will be able to issue new debt securities with terms and interest rates reasonably satisfactory to the Company and in sufficient amounts to refinance substantially all of its outstanding debt securities prior to their maturity dates. In the alternative, the Company may attempt to reach agreements to amend the terms of its debt securities by extending the maturity dates thereof or to exchange new debt securities that have maturity dates later than 2000 for existing debt securities that mature in 2000. The Company's ability to refinance, amend, or exchange these securities on or before their maturity dates will depend on many factors, including, but not limited to, conditions in the high yield debt market. Accordingly, there can be no assurance that the Company will be successful in refinancing, amending, or exchanging such securities. To date the Company has not attempted to refinance, amend, or exchange the obligations maturing in 2000. In the event that the Company is not successful in refinancing, amending, or exchanging such obligations, defaults may occur under the agreements relating to such obligations. If a default occurs, it may trigger other defaults pursuant to cross-default provisions under other indebtedness of the Company. Holders of indebtedness on which defaults exist would be entitled to accelerate the maturity thereof, to cease making any further advances otherwise permitted under the related credit facilities, to seek to foreclose upon any assets securing such obligations, and to pursue other remedies. If any such actions were to be taken, the Company might be required to consider alternatives, including seeking relief from its creditors. Any such action by creditors could have a material adverse effect upon the Company. The consolidated financial statements do not include any adjustments that might result should the Company be unable to refinance, amend, or exchange these obligations on or before their maturity dates.

NOTE 2 -- PREPAID EXPENSES AND OTHER ASSETS

         At December 31, 1998 and 1997, other current assets included $1,414,000 and $2,379,000, respectively, of tooling manufactured or purchased by the Company pursuant to purchase orders issued by customers of the Company. Upon customer approval of the components produced by such tooling, which normally takes less than 90 days, the customer is obligated to pay for the tooling in accordance with previously agreed-upon terms.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- OTHER NONCURRENT ASSETS

         The Company has paid for a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce component parts. The payments have been recorded as a noncurrent asset and are amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 1998 and 1997, other noncurrent assets included $2,043,000 and $1,276,000, respectively, representing the unamortized portion of such capitalized payments. During 1998, 1997, and 1996, the Company amortized $1,134,000, $964,000, and $822,000, respectively, of such capitalized payments.

NOTE 4 -- ACCRUED EXPENSES

         Accrued expenses at December 31, 1998 and 1997, are summarized below (dollar amounts in thousands):

                                                DECEMBER 31
                                            ---------------------
                                             1998         1997
                                             ----         ----
        Employee fringe benefits           $ 3,196      $  2,763
        Interest                             1,971         1,964
        Salaries and wages                   2,289         1,580
        Taxes                                  989         1,040
        Other                                  900         1,148
                                           -------      --------
                                           $ 9,345      $  8,495
                                           =======      ========

NOTE 5 -- DEBT

         At December 31, 1998 and 1997, short-term debt consisted of loans outstanding under the Company's revolving line of credit. Except for certain loans outstanding at December 31, 1998 in the amount of $3,850,000 that were refinanced under long-term agreements before the consolidated financial statements were issued, the loans outstanding under the revolving line of credit at December 31, 1998 and 1997, have been classified as short-term debt because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep agreement, and the lender has the ability to modify certain terms of the revolving line of credit without approval of the Company. At December 31, 1998, availability under the revolving line of credit totaled $1,974,000, before outstanding checks of $1,402,000 were deducted. At December 31, 1998, loans outstanding under the revolving line of credit accrued interest at the prime rate plus 0.25% and the London Interbank Offered Rate ("LIBOR") plus 2.75%. At December 31, 1998, 1997, and 1996, the weighted-average interest rates on borrowings under the revolving line of credit were 8.00%, 8.74%, and 9.04%, respectively. In January 1999, the revolving line of credit was amended to extend the expiration date to April 1, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Long-term debt at December 31, 1998 and 1997, is set forth below (dollar amounts in thousands):

                                                                                             DECEMBER 31
                                                                                   ---------------------------------
                                                                                      1998               1997
                                                                                      ----               ----
Long-term secured debt:
   Revolving line of credit, prime rate plus 0.25% and LIBOR plus
    2.75% (8% at December 31, 1998)                                                 $  3,850(1)       $       -
   Term loan payable in increasing monthly principal installments,
    final maturity in 2000, 12%                                                            -              1,573
   Term loan, due 2000, 12%                                                            1,370                  -
   Term loans payable in equal monthly principal installments based on
    a 180-month amortization schedule, final maturities in 2001, 8.37%                 2,921              3,153
   Term loans payable in equal monthly principal installments, final maturities in 2002, LIBOR plus 2.75% (8.3% at December 31,
    1998)                                                                              2,584              3,330
   Term loan payable in equal monthly principal installments based on
    a 180-month amortization schedule, final maturity in 2002, 9.37%                   1,404              1,511
   Term loan payable in equal monthly principal installments based on
    a 180-month amortization schedule, final maturity in 2002, 9%                      2,732              2,933
   Term loan, interest only until March 1, 1998, then payable in equal monthly principal installments, final maturity in 2003, prime
    rate plus 0.25% (8% at December 31, 1998)                                            770                468
   Term loan payable in equal monthly principal installments, final maturity in 2003, prime rate plus 0.25% and LIBOR plus 2.75%
     (8% at December 31, 1998)                                                           492(2)             613(2)
   Term loan payable in equal monthly principal installments, final maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%
    (average of 7.81% at December 31, 1998)                                            1,471              1,742
   Term loans payable in equal monthly principal installments, final maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%
    (8% at December 31, 1998)                                                         18,967(2)          22,580(2)
   Term loan payable in equal monthly principal installments, final
    maturity in 2005, LIBOR plus 2.75% (8.31% at December 31, 1998)                    1,388                  -
   Term loan payable in equal monthly principal installments, final maturity in 2005, prime rate plus 0.25% and LIBOR plus 2.75%
     (8% at December 31, 1998)                                                         1,579(2)               -
   Term loan payable in equal monthly principal installments, final maturity in 2006, prime rate plus 0.25% and LIBOR plus 2.75%
     (8% at December 31, 1998)                                                         1,300(2)               -
                                                                                     --------          ---------
         Total long-term secured debt                                                 40,828             37,903
                                                                                     --------          ---------

(continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued from previous page)

                                                                                             DECEMBER 31
                                                                                   ---------------------------------
                                                                                      1998               1997
                                                                                      ----               ----
Long-term unsecured debt:
   10.5% senior note, due 2000                                                      $  7,500          $   7,500
   12.75% senior subordinated notes, due 2000                                         31,720             31,720
   14% junior subordinated convertible notes, due 2000, convertible
    into 440,000 shares of common stock                                                1,000              1,000
   14% junior subordinated nonconvertible notes, due 2000                                347                347
   Other unsecured obligations                                                           155                192
                                                                                    --------          ---------
      Total long-term unsecured debt                                                  40,722             40,759
                                                                                    --------          ---------

      Total long-term debt                                                            81,550             78,662

    Less current portion                                                               6,597              6,040
                                                                                    --------          ---------
         Total long-term debt, excluding current portion                            $ 74,953          $  72,622
                                                                                    ========          =========

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


         The loans outstanding under the Company's revolving line of credit and the secured term loans listed above are collateralized by substantially all of the assets of the Company, including trade receivables, inventories, equipment, certain real estate, and the stock of Lexington Components, Inc., a subsidiary of the Company.

         During the first quarter of 1999, the Company obtained new term loans in the aggregate amount of $6,542,000. Proceeds from the new term loans refinanced $2,090,000 of existing term loans and $4,452,000 of loans outstanding under the revolving line of credit (including $3,850,000 of such loans which were outstanding at December 31, 1998). The new term loans are collateralized by substantially all of the assets of the Company, including trade receivables, inventories, equipment, certain real estate, and the stock of Lexington Components, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         SCHEDULED MATURITIES OF LONG-TERM DEBT

         Scheduled maturities of long-term debt for the years ending December 31 are listed below (dollar amounts in thousands):

                      1999                         $  6,597
                      2000                           47,477
                      2001                            8,872
                      2002                            8,922
                      2003 and future years           9,682
                                                   --------
                                                   $ 81,550
                                                   ========

         RESTRICTIVE COVENANTS

         Certain of the Company's financing arrangements contain covenants that set minimum levels of working capital, net worth, and cash flow coverage. The covenants also place certain restrictions and/or limitations on the Company's business and operations, including the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of the Company's assets, the purchase of plant and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions

         From time to time, certain of the financial covenants contained in the Company's various loan agreements have been amended in order to maintain or otherwise ensure current or future compliance by the Company. During the first quarter of 1998, a covenant that limited the Company's ratio of debt to tangible net worth was amended. During the third quarter of 1998, certain net worth covenants and the covenant that limited the Company's ratio of debt to tangible net worth were amended. During the first quarter of 1999, a net worth covenant was amended and the covenant that limited the Company's ratio of debt to tangible net worth was eliminated.

         Because certain of the Company's long-term indebtedness matures in the first half of 2000, those amounts will be classified as short-term liabilities of the Company during the first and second quarters of 1999. During July 1998, certain working capital and cash flow covenants were amended in order to avoid any defaults that would have been caused by such reclassification.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes that, at December 31, 1998, the fair values of the secured term loans and the loans outstanding under the revolving line of credit approximately equaled the principal amounts of such loans.

         Since August 1998, the Company believes that there has been minimal trading in the Company's 12.75% senior subordinated notes, except for the Company's repurchase in January 1999 of $3,808,000 principal amount of the notes for $1,980,000 plus accrued interest (See Note 15 - Subsequent Event). Notwithstanding its purchase of 12.75% senior subordinated notes in January 1999, the Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


estimates, based upon discussion with several market makers, that, as of December 31, 1998, the 12.75% senior subordinated notes had a fair value in the range of 75% to 85% of their principal amount. Based on the estimated fair value of the 12.75% senior subordinated notes, the Company believes that, as of December 31, 1998, (1) the 14% junior subordinated nonconvertible notes had a fair value in the range of 75% to 85% of their principal amount, (2) the 14% junior subordinated convertible notes had a fair value in the range of 80% to 110% of their principal amount, and (3) the 10.5% senior note had a fair value approximately equal to its principal amount.

         Estimates of the fair values of the Company's indebtedness are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined definitively. Any change in the market for similar indebtedness, the financial performance of the Company, or interest rates could materially affect the fair value of all of the Company's indebtedness.

         FINANCIAL LEVERAGE AND LIQUIDITY

         The Company operates with substantial financial leverage and limited liquidity. As a result, the impact of any negative event may have a greater adverse effect upon the Company than if the Company operated with lower financial leverage and greater liquidity.

NOTE 6 -- PREFERRED STOCK

         REDEEMABLE PREFERRED STOCK

         At December 31, 1998, there were outstanding 3,750 shares of the Company's $8 cumulative convertible redeemable preferred stock, series B, par value $100 ("Redeemable Preferred Stock"). Each share of Redeemable Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. On November 30, 1998, 450 shares of Redeemable Preferred Stock were redeemed for $90,000. Further redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Redeemable Preferred Stock annually. Scheduled redemptions for the years 1999 through 2003 aggregate $450,000. For accounting purposes, when Redeemable Preferred Stock is redeemed, the redeemable preferred stock account is reduced by the $100 par value of each share redeemed, and paid-in-capital is charged for the $100 excess of redemption value over par value of each share redeemed. Under the terms of the Redeemable Preferred Stock, the Company may not declare any cash dividends on its common stock if there exists a dividend arrearage on the Redeemable Preferred Stock. During 1998, the Company paid dividends aggregating $33,000 on the Redeemable Preferred Stock. No dividends were in arrears at December 31, 1998.

         OTHER AUTHORIZED PREFERRED STOCK

         The Company's restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% cumulative convertible preferred stock, series A, $100 par value. At December 31, 1998 and 1997, no shares of the series A preferred stock were issued or outstanding.

         The Company's restated certificate of incorporation also provides that the Company is authorized to issue 2,500,000 shares of preferred stock having a par value of $1 per share. At December 31, 1998 and 1997, no shares of the $1 par value preferred stock were issued or outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7 -- COMMON STOCK

         COMMON STOCK, $.25 PAR VALUE

         At December 31, 1998 and 1997, there were 4,263,036 shares of the Company's common stock outstanding, 440,000 shares reserved for issuance on the conversion of the Company's 14% junior subordinated convertible notes, 55,555 shares reserved for issuance on the conversion of the Redeemable Preferred Stock, and 350,000 shares reserved for issuance under the Company's restricted stock award plan.

         RESTRICTED STOCK AWARD PLAN

         During 1998, 1997, and 1996, no shares of restricted shares of common stock were awarded or outstanding. Unless otherwise amended, the restricted stock award plan will expire on December 31, 2001.

         STOCK OPTION PLAN

         Options to purchase shares of the Company's common stock were last granted in 1990. At December 31, 1996, the Company's stock option plan was no longer in effect because no options to purchase common stock were outstanding and no options were available for future grant.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

         RETIREMENT AND SAVINGS PLAN

         The Company maintains a retirement and savings plan (the "Plan") pursuant to Section 401 of the Internal Revenue Code (a "401(k)" plan). All employees of the Company are entitled to participate in the Plan after meeting the eligibility requirements. Generally, employees may contribute up to 15% of their annual compensation but not more than prescribed amounts as established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee's compensation, are matched 50% by the Company. During 1998, 1997, and 1996, matching contributions made by the Company totaled $574,000, $474,000, and $443,000, respectively. In addition, the Company has the option to make a profit-sharing contribution to the Plan. The size of the profit-sharing contribution is set annually at the end of each plan year by the Company's Board of Directors and is typically paid in March of the following year. Provisions for profit-sharing contributions totaled $650,000, $550,000, and $489,000 during 1998, 1997, and 1996, respectively. Company contributions to the Plan vest at a rate of 20% per year commencing in the participant's third year of service until the participant becomes fully vested after seven years of service.

         INCENTIVE COMPENSATION PLAN

         The Company has an incentive compensation plan that provides for the payment of annual cash bonus awards to certain officers and key employees of the Company. The Compensation Committee of the Company's Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the plan and approves the cash bonus awards. Bonus awards for eligible divisional employees are based upon the attainment of predetermined profit targets at each division. Bonus awards for corporate officers are based upon the attainment of predetermined

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



consolidated profit targets. The provisions for bonuses totaled $878,000, $387,000, and $858,000 during 1998, 1997, and 1996, respectively.

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         On December 31, 1998, the Company adopted "Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132"). FAS 132 does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits.

         The Company maintains programs to fund certain costs related to a prescription drug card program for retirees of one of its former divisions and to fund insurance premiums for certain retirees of one of its divisions. At December 31, 1998, the Company's accumulated postretirement benefit obligation totaled $328,000. The Company is amortizing its transition obligation over the remaining life expectancy of the participants (i.e., an annual rate of $57,000).

         A reconciliation of the changes in the plan benefit obligations and a statement of the funded status of the plan at December 31, 1998 and 1997 is set forth below (dollar amounts in thousands):

                                                                                        DECEMBER 31
                                                                                  -------------------------
                                                                                    1998          1997
                                                                                    ----          ----
          Accumulated postretirement benefit obligation at
              beginning of year                                                    $ (370)      $  (447)
          Service cost                                                                 (2)           (2)
          Interest cost                                                               (24)          (32)
          Benefits paid                                                                38            44
          Actuarial gain                                                               30            67
                                                                                   ------       -------
                Accumulated postretirement benefit obligation at
                   end of year                                                       (328)         (370)

          Plan assets at fair market value                                              -             -
                                                                                   ------       -------
                Funded status                                                        (328)         (370)
          Unrecognized transition obligation                                          350           407
          Unrecognized prior service cost                                               -             -
          Unrecognized net gain                                                      (237)         (230)
                                                                                   ------       -------

                Accrued benefit cost                                               $ (215)      $  (193)
                                                                                   ======       =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Net annual postretirement benefit costs for 1998, 1997, and 1996 are summarized below (dollar amounts in thousands):

                                                                           YEARS ENDED DECEMBER 31
                                                                       ---------------------------------
                                                                       1998         1997          1996
                                                                       ----         ----          ----
          Service cost                                                $    2       $    2        $    1
          Interest cost                                                   24           32            39
          Net amortization and deferral                                   35           39            46
                                                                      ------       ------        ------

              Net annual postretirement benefit cost                  $   61       $   73        $   86
                                                                      ======       ======        ======

         The weighted-average annual rate of increase in the per capita cost of covered benefits for the prescription drug card program is assumed to be 8% in 1999 and is projected to decrease gradually thereafter until it reaches 5% in 2005. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company's program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in health care costs. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1998 and 1997, was 6.75% and 7%, respectively. The change in the discount rate at December 31, 1998, reflects lower prevailing interest rates.

NOTE 9 -- INCOME TAXES

         The components of the provisions for income taxes in 1998, 1997, and 1996 are set forth below (dollar amounts in thousands):

                                                                             YEARS ENDED DECEMBER 31
                                                                         --------------------------------
                                                                         1998         1997         1996
                                                                         ----         ----         ----
                    Current:
                        Federal                                         $    -       $  104       $  255
                        State                                              132          (17)         105
                                                                        ------       ------       ------
                                                                           132           87          360
                    Deferred:
                        Federal                                              -          585         (320)
                                                                        ------       ------       ------

                        Provision for income taxes                      $  132       $  672       $   40
                                                                        ======       ======       ======

         During 1998, the provision for income taxes consisted of state income taxes.

         During 1997, the provision for income taxes consisted primarily of (1) federal alternative minimum taxes and (2) the reversal of a tax credit that had been recorded in 1996 based on the then-projected utilization of federal net operating loss carryforwards in 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During 1996, the provision for income taxes consisted of (1) federal alternative minimum taxes, (2) state income taxes, (3) the reversal of a tax credit that had been recorded in 1995 based on the then-projected utilization of federal net operating loss carryforwards in 1996, and (4) a tax credit that had been based on the then-projected utilization of federal net operating loss carryforwards in 1997.

         The difference between the Company's recorded provision for income taxes in 1998, 1997, and 1996 and the income taxes that would have been payable at the federal statutory rate is reconciled as follows (dollar amounts in thousands):

                                                                            YEARS ENDED DECEMBER 31
                                                                        ---------------------------------
                                                                         1998          1997        1996
                                                                         ----          ----        ----
                  Federal statutory income tax provision               $  (875)      $   (291)    $    8
                  Change in valuation allowance                          1,164          1,216         53
                  Amortization of nondeductible goodwill                   107            107        107
                  State income taxes, net of federal benefit                87            (71)       105
                  Other                                                   (351)          (289)      (233)
                                                                       -------       --------     ------

                      Recorded income tax provision                    $   132       $    672     $   40
                                                                       =======       ========     ======

         The following table sets forth the deferred tax assets and the deferred tax liabilities of the Company at December 31, 1998 and 1997 (dollar amounts in thousands):

                                                                                 DECEMBER 31
                                                                             ---------------------
                                                                              1998         1997
                                                                              ----         ----

              Deferred tax assets:
                  Tax carryforwards:
                    Federal net operating losses                            $  4,146     $  3,308
                    State net operating losses                                 1,419          951
                    Federal alternative minimum taxes                          1,046        1,059
                    Investment tax credit                                        101          101
                    Other tax credit                                              81           81
                                                                            --------     --------
                        Total tax carryforwards                                6,793        5,500
                  Asset loss reserves                                            379          250
                  Tax inventory over book                                        738          642
                  Deferred compensation liabilities                               53           65
                  Vacation accruals                                              317          265
                  Other accruals                                                 236          397
                  Deferred financing costs and other                              65          100
                                                                            --------     --------
                        Total deferred tax assets                              8,581        7,219
                  Valuation allowance                                         (5,315)      (4,151)
                                                                            --------     --------
                        Net deferred tax assets                                3,266        3,068
              Deferred tax liabilities - tax over book depreciation            3,266        3,068
                                                                            --------     --------
                        Net deferred taxes                                  $      -     $      -
                                                                            ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During 1998 and 1997, the Company's valuation allowance increased by $1,164,000 and $1,216,000, respectively, primarily due to increased federal net operating loss carryforwards that the Company fully reserved for at December 31, 1998 and 1997.

         At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $12,195,000, which expire in the years 2005 through 2013, and alternative minimum tax credits of $1,046,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitations.

NOTE 10 -- SEGMENTS

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         At December 31, 1998, the Company adopted "Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products, geographic areas, and major customers. FAS 131 superseded "Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise." FAS 131 requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The adoption of FAS 131 by the Company during 1998 did not affect the results of operations or the financial position of the Company.

         DESCRIPTION OF PRODUCTS

         Lexington Precision Corporation has two operating segments, the Rubber Group and the Metals Group. The Rubber Group consists of four divisions, Lexington Connector Seals, Lexington Insulators, Lexington Medical, and Lexington Technologies. The Rubber Group produces seals used in automotive wiring systems and insulators for automotive ignition wire sets. The Rubber Group also produces components for medical devices. Lexington Technologies manufactures molds that are sold to customers of the other divisions of the Rubber Group. The molds are used by the other divisions to make components for their customers. The Metals Group consists of three divisions, Lexington Die Casting and the Arizona and New York Divisions of Lexington Machining. The Metals Group produces metal components for sale to automotive suppliers, industrial equipment manufacturers, and manufacturers of computer and office equipment. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States.

         MEASUREMENT OF SEGMENT PROFIT OR LOSS

         The Company evaluates performance based on several measures, including income from operations and earnings before interest, income taxes, depreciation, and amortization ("EBITDA"). (EBITDA is not a measure of performance under generally accepted accounting principles. While EBITDA should not be used as a substitute for net income, cash flows from operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



principles, management believes that it may be used by certain investors as supplemental information to evaluate a company's financial performance, including its ability to incur and/or service debt. In addition, the definition of EBITDA used in this Form 10-K may not be the same as the definition of EBITDA used by other companies.)

         The accounting policies of the Company's operating segments are the same as those described in Note 1 --Summary of Significant Accounting Policies, except that debt, interest expense, and income tax expense are recorded at the parent company level and not allocated to the segments. Expenses at the parent Company level that are not considered direct expenses of the operating segments, are not allocated to the segments for purposes of evaluating operating performance.

         FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

         Although all of the Company's production divisions are similar manufacturing operations, selling to similar customers, the Company presents financial data for two operating segments because of the significant difference in financial performance between operations that manufacture components from rubber (the "Rubber Group") and those operations that manufacture components from metal (the "Metals Group").

         INDUSTRY CONCENTRATION; RELIANCE ON LARGE CUSTOMERS

         During 1998, 1997, and 1996, net sales to customers in the automotive industry totaled $103,052,000, $88,961,000, and $79,832,000, respectively, which represented 81.3%, 75.0%, and 69.5%, respectively, of the Company's net sales. At December 31, 1998 and 1997, accounts receivable from automotive customers totaled $15,047,000 and $13,649,000, respectively. The Company provides for credit losses based upon historical experience and ongoing credit evaluations of its customers' financial condition but does not generally require collateral from its customers to support the extension of trade credit. At December 31, 1998 and 1997, the Company had reserves for credit losses of $197,000 and $211,000, respectively.

         During 1998, 1997, and 1996, net sales to Delphi Packard Electric Systems, a division of Delphi Automotive Systems Corporation, of which General Motors Corporation is the majority shareholder, totaled $26,233,000, $26,447,000, and $25,088,000, which represented 20.7%, 22.3%, and 21.8%, respectively, of the Company's net sales and 28.3%, 32.6%, and 33.4%, respectively, of the Rubber Group's net sales. Also in 1998, net sales to Prestolite Wire Corporation totaled $14,431,000, which represented 11.4% of the Company's net sales and 15.6% of the Rubber Group's net sales. No other customer of the Company accounted for more than 10% of the Company's net sales during 1998, 1997, or 1996. In 1998, the three largest customers of the Rubber Group, including Delphi Packard and Prestolite Wire, accounted for 50.1% of the Rubber Group's net sales. In 1998, the three largest customers of the Metals Group accounted for 35.3% of the Metals Group's net sales. At December 31, 1998, accounts receivable from the Company's three largest customers totaled $5,769,000. The Company believes that there is limited credit risk in the accounts receivable from its three largest customers. Loss of a significant amount of business from Delphi Packard, Prestolite Wire, or any of the Company's other large customers could have a severe impact on the Company if such business were not substantially replaced by additional business from existing or new customers.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During the first quarter of 1997, the Company and Delphi Packard entered into an agreement that will govern, through 2001, the purchase of substantially all of the component parts that the Company currently sells to Delphi Packard. Under the terms of the agreement, (1) the Company agreed to sell and Delphi Packard agreed to purchase approximately 100% of Delphi Packard's requirements for all specified component parts, (2) the Company warranted that the specified components will remain competitive in terms of technology, design, and quality, (3) the selling prices of the specified components will be adjusted to reflect increases or decreases in material costs, and (4) the selling prices of the specified components will be reduced by certain specified amounts in each of the five years covered by the agreement. Although no assurance can be given, the Company currently believes that a portion of the price reductions granted to Delphi Packard will be offset through reductions in direct manufacturing costs and that a portion of the price reductions will be offset by greater absorption of manufacturing overhead as a result of volume increases.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         SEGMENT FINANCIAL DATA

         Information relating to the Company's operating segments and the corporate office for 1998, 1997, and 1996 is summarized below (dollar amounts in thousands):

                                                                               YEARS ENDED DECEMBER 31
                                                                       ----------------------------------------
                                                                         1998           1997           1996
                                                                         ----           ----           ----

       NET SALES:
          Rubber Group                                                $   92,610     $   81,210     $   75,122
          Metals Group                                                    34,107         37,421         39,750
                                                                      ----------     ----------     ----------

              Total net sales                                         $  126,717     $  118,631     $  114,872
                                                                      ==========     ==========     ==========

       INCOME/(LOSS) FROM OPERATIONS:
          Rubber Group                                                $   13,301     $   11,459     $   10,822
          Metals Group                                                    (4,074)        (1,580)          (219)
                                                                      ----------     ----------     ----------
              Subtotal                                                     9,227          9,879         10,603
          Corporate office                                                (2,029)        (2,095)        (2,038)
                                                                      ----------     ----------     ----------

              Total income from operations                            $    7,198     $    7,784     $    8,565
                                                                      ==========     ==========     ==========

       ASSETS:
          Rubber Group                                                $   67,255     $   64,782     $   63,008
          Metals Group                                                    38,788         36,983         31,994
                                                                      ----------     ----------     ----------
              Subtotal                                                   106,043        101,765         95,002
          Corporate office                                                 2,282          2,359          2,028
                                                                      ----------     ----------     ----------

              Total assets                                            $  108,325     $  104,124     $   97,030
                                                                      ==========     ==========     ==========

       DEPRECIATION AND AMORTIZATION:
          Rubber Group                                                $    7,476     $    6,676     $    5,596
          Metals Group                                                     3,957          3,141          2,638
                                                                      ----------     ----------     ----------
              Subtotal                                                    11,433          9,817          8,234
          Corporate office                                                   216            192            462
                                                                      ----------     ----------     ----------
              Total depreciation and amortization                     $   11,649     $   10,009     $    8,696
                                                                      ==========     ==========     ==========

       CAPITAL EXPENDITURES:
          Rubber Group                                                $    8,382     $    6,835     $    8,828
          Metals Group                                                     6,422          8,935          6,852
                                                                      ----------     ----------     ----------
              Subtotal                                                    14,804         15,770         15,680
          Corporate office                                                    73             20             28
                                                                      ----------     ----------     ----------

              Total capital expenditures                              $   14,877     $   15,790     $   15,708
                                                                      ==========     ==========     ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -- OTHER INCOME

         In December 1997, the Company received a payment in the amount of $425,000 in settlement of litigation.

NOTE 12 -- NET INCOME OR LOSS PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for 1998, 1997, and 1996 are set forth below (in thousands, except per share amounts). Because the effect of the Company's dilutive securities (the 14% junior subordinated convertible notes, the $8 cumulative convertible redeemable preferred stock, series B, and in 1996, employee stock options) was antidilutive for 1998, 1997, and 1996, such conversion was not included in the calculation of diluted net loss per common share set forth below.

                                                                                 YEARS ENDED DECEMBER 31
                                                                             --------------------------------
                                                                               1998       1997        1996
                                                                               ----       ----        ----
           Net loss                                                         $  (2,706)  $ (1,528)   $    (17)
           Preferred stock dividends                                              (33)       (37)        (41)
           Excess of redemption value over par value of preferred
             stock redeemed during year                                           (45)       (45)        (45)
                                                                            ---------   --------    --------

           Net loss attributable to common stockholders (numerator)            (2,784)    (1,610)       (103)
                                                                            =========   ========    ========

           Weighted-average common shares (denominator)                         4,263      4,263       4,250
                                                                            =========   ========    ========

           Basic and diluted net loss per common share                      $   (0.65)  $  (0.38)   $  (0.02)
                                                                            =========   ========    ========

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

         PURCHASE COMMITMENTS

         At December 31, 1998, the Company had commitments for the purchase of plant and equipment totaling approximately $2,462,000.

         LEASES

         The Company is lessee under various operating leases relating to storage and office space, temporary office units, and equipment. Total rent expense under operating leases aggregated $314,000, $298,000, and $263,000 for 1998, 1997, and 1996, respectively. At December 31, 1998, future minimum lease commitments under noncancelable operating leases were not significant for any year or in the aggregate.

         LEGAL ACTIONS

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including actions naming the Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         LETTERS OF CREDIT

         At December 31, 1998 and 1997, the Company had outstanding irrevocable letters of credit totaling $736,000 and $1,068,000, respectively. The letters of credit guaranteed certain payments that may be required under the Company's self-insured workers' compensation program.

         OTHER

         The Company maintains insurance coverage for certain aspects of its business and operations. Based on the Company's evaluation of the various risks that it may potentially be exposed to, the Company has elected to retain a portion of the potential losses that it could experience in the future through the use of various deductibles, limits, and retentions. These forms of self-insurance subject the Company to possible future liability for which it is partially or completely uninsured. Although there can be no assurance, the Company attempts to limit future liability through, among other things, the ongoing training and education of its employees, the use of safety programs, the ongoing testing and evaluation of the safety and suitability of its workplace environments, the development of sound business practices, and the exercise of care and judgment in the negotiation of contracts.

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

         The Chairman of the Board and the President of the Company are partners of an investment banking firm that is retained by the Company to provide management and investment banking services. The annual fee for such services has been set at $500,000 for 1999. Additionally, the firm may receive incentive compensation tied to the Company's operating performance and other compensation for specific transactions completed by the Company with the assistance of the firm. The Company also has agreed to reimburse the firm for certain expenses. During each of 1998 and 1997, the Company paid the firm fees of $400,000 and reimbursed it for direct and indirect expenses of $200,000. During 1996, the Company paid the firm fees of $400,000 and incentive compensation of $150,000 as a result of the Company's operating performance during 1995 and reimbursed it for direct and indirect expenses of $200,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Secretary of the Company, who is also a member of the Company's Board of Directors, was a stockholder of a professional corporation that was, until December 31, 1997, a partner in a law firm that serves as general counsel to the Company. During 1997 and 1996, the Company made payments to the law firm for legal services in the amounts of $395,000 and $442,000, respectively.

NOTE 15 -- SUBSEQUENT EVENT

        In January 1999, the Company repurchased $3,808,000 principal amount of its 12.75% senior subordinated notes for $1,980,000 plus accrued interest. Funds for the repurchase were provided by increased borrowings under the Company's revolving line of credit. The Company estimates that the extraordinary gain from the repurchase, net of estimated taxes, will total approximately $1,462,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Item 10 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1999 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by Item 11 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1999 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information required by Item 12 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1999 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 13 is incorporated by reference to the Company's proxy statement to be issued in connection with its 1999 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1998.

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

              2.  FINANCIAL STATEMENT SCHEDULE

                  Schedule II, Valuation and Qualifying Accounts and Reserves, is included in this Part IV, Item 14, on page 58. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or the notes thereto.

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

                  3-28  Certificate of Retirement of Stock dated January 6,
                        1995

                  3-29  Certificate of Retirement of Stock dated January 5,
                        1996

                  3-30  Certificate of Retirement of Stock dated January 6,
                        1997

                  3-31  Certificate of Retirement of Stock dated January 9,
                        1998

                  3-32  Certificate of Retirement of Stock dated January 13,
                        1999

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

                  10-4     *1986 Restricted Stock Award Plan, as amended

                  10-5 *Lexington Precision Corporation Retirement & Savings Plan, as amended

                  10-6 *Description of 1998 Compensation Arrangements with Lubin, Delano, & Company

                  10-7     *Corporate Office 1998 Management Cash Bonus Plan

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

                 10-57 **Additional Purchase Order Provisions Lifetime Contract Between Delphi Packard Electric Systems and Lexington Connector Seals

                 10-58 Amendment to Financing Agreements and Consent dated April 17, 1997, between the Company and Congress

                 10-59 Amendment to Financing Agreements and Consent dated April 17, 1997, between LCI and Congress

                  10-60 First Amendment Agreement dated April 17, 1997, between the Company, LCI, and Bank One

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

                  10-63 Note Purchase Agreement dated October 27, 1997, between the Company and Nomura

                  10-64 Specimen of 10.5% Senior Unsecured Note due February 1, 2000, from the Company to Nomura

                  10-65 Amendment No. 1 to Credit Facility and Security Agreement dated December 31, 1997, between the Company, LCI, and Bank One

                  10-66 Amendment No. 2 to Credit Facility and Security Agreement dated March 20, 1998, between the Company, LCI, and Bank One

                  10-67 Promissory Note dated March 31, 1998, from the Company in favor of CIT

                  10-68 New Equipment Term Note dated June 26, 1998, from the Company in favor of Congress

                  10-69 Second Amendment Agreement dated May 1, 1998, from LCI in favor of Paul H. Pennell

                  10-70 Amendment No. 1 to Loan and Security Agreement dated June 30, 1998, between the Company and CIT

                  10-71 Amendment No. 3 to Credit Facility and Security Agreement dated June 30, 1998, between the Company, LCI, and Bank One

                  10-72 Amendment to Financing Agreements and Consent dated August 13, 1998, between the Company and Congress

                  10-73 Amendment to Financing Agreements and Consent dated August 13, 1998, between LCI and Congress

                  10-74 Amendment to Financing Agreements and Consent dated October 20, 1998, between the Company and Congress

                  10-75 Amendment to Financing Agreements and Consent dated October 20, 1998, between LCI and Congress

                  10-76 Amendment No. 2 to Loan and Security Agreement dated November 30, 1998, between the Company and CIT

                  10-77 New Equipment Term Note dated December 16, 1998, between the Company and Congress


                  10-78 Amendment to Financing Agreements dated January 28, 1999, between the Company and Congress

                  10-79 Amendment to Financing Agreements dated January 28, 1999, between LCI and Congress

                  10-80 Term Promissory Note dated January 28, 1999, between LCI and Congress

                  10-81 Term Promissory Note dated January 28, 1999, between LPC and Congress

                  10-82 Fifth Amended and Restated Promissory Note dated January 28, 1999, between the Company and Congress

                  10-83 Amendment No. 6 to Credit Facility and Security Agreement dated January 31, 1999, between the Company, LCI, and Bank One

                  10-84 Fifth Amendment Agreement dated March 10, 1999, between the Company, LCI, and Bank One

                  10-85 Promissory Note (Additional Equipment Term Loan) dated March 10, 1999, between the Company, LCI, and Bank One

                  10-86 Promissory Note dated March 30, 1999, between the Company and CIT

                  10-87 Amendment No. 3 to Loan and Security Agreement dated March 30, 1999, between the Company and CIT

                  21-1     Significant Subsidiary of Registrant

                  27-1     ***Financial Data Schedule

                * Indicates a management contract or compensatory plan or
                  arrangement required to be filed as an exhibit pursuant to
                  Item 14(a)(3).

               ** This Exhibit has been filed in redacted form pursuant to an order granting confidential treatment, issued by the Securities and Exchange Commission (the "Commission") dated October 6, 1997

             *** Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934, and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any regulation statement to which such exhibit relates.

                 Note: Pursuant to section (b)(4)(iii) of item 601 of Regulation S-K, the Company agrees to furnish to the Commission upon request documents defining the rights of other holders of long-term debt.

           (b)   REPORTS ON FORM 8-K

                 No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                         LEXINGTON PRECISION CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)

                                                     BALANCE AT     CHARGED TO      DEDUCTIONS      BALANCE
                                                     BEGINNING       COSTS AND         FROM          AT END
                                                     OF PERIOD       EXPENSES        RESERVES      OF PERIOD
                                                     ---------       --------        --------      ---------

                  ALLOWANCE FOR
                DOUBTFUL ACCOUNTS
                -----------------

          Year ended December 31, 1998                $   211         $     1        $    15        $   197

          Year ended December 31, 1997                    156              57              2            211

          Year ended December 31, 1996                    175              21             40            156


                INVENTORY RESERVE
                -----------------

          Year ended December 31, 1998                $   450         $   208        $    67        $   591

          Year ended December 31, 1997                    321             212             83            450

          Year ended December 31, 1996                    374              37             90            321

                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       LEXINGTON PRECISION CORPORATION
                                                (Registrant)

                                       By: /s/ Warren Delano
                                          ------------------------------
                                           Warren Delano, President

March 30, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999:

PRINCIPAL EXECUTIVE OFFICERS AND DIRECTORS:

/s/ Michael A. Lubin
-----------------------------------------
Michael A. Lubin, Chairman of the Board

/s/ Warren Delano
-----------------------------------------
Warren Delano, President and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Dennis J. Welhouse
-----------------------------------------
Dennis J. Welhouse, Senior Vice President
  and Chief Financial Officer

DIRECTORS:

/s/ William B. Conner
-----------------------------------------
William B. Conner, Director

/s/ Kenneth I. Greenstein
-----------------------------------------
Kenneth I. Greenstein, Secretary and
  Director

                                  EXHIBIT INDEX

Exhibit
Number         Exhibit                                         Location
------         -------                                         --------
3-1     Articles of Incorporation and                Incorporated by reference from Exhibit
        Restatement thereof                          3-1 Lexington Precision Corporation's
                                                     (the "Company") to the Company's Form
                                                     10-K for the year ended May 31, 1981
                                                     located under Securities and Exchange
                                                     Commission File No. 0-3252 ("1981 10-K")

3-2      By-laws, as amended                         Filed with this Form 10-K

3-3      Certificate of Correction dated             Incorporated by reference from Exhibit
         September 21, 1976                          3-3 to the Company's Form 10-K for the
                                                     year ended May 31, 1983 located under
                                                     Securities and Exchange Commission File
                                                     No. 0-3252 ("1983 10-K")

3-4      Certificate of Ownership and                Incorporated by reference from Exhibit
         Merger dated May 24, 1977                   3-4 to 1983 10-K

3-5      Certificate of Ownership and                Incorporated by reference from Exhibit
         Merger dated May 31, 1977                   3-5 to 1983 10-K

3-6      Certificate of   Reduction of               Incorporated by reference from Exhibit
         Capital dated December 30, 1977             3-6 to 1983 10-K

3-7      Certificate of Retirement of                Incorporated by reference
         Preferred Shares dated                      from Exhibit 3-7 to 1983
         December 30, 1977                           10-K

3-8      Certificate of Reduction of                 Incorporated by reference from Exhibit
         Capital dated December 28,                  3-8 to 1983 10-K
         1978

3-9      Certificate of Retirement of                Incorporated by reference from Exhibit
         Preferred Shares dated                      3-9 to 1983 10-K
         December 28, 1978

3-10     Certificate of Reduction of                 Incorporated by reference from Exhibit
         Capital dated January 9,                    3-10 to 1983 10-K
         1979

3-11     Certificate of Reduction of                 Incorporated by reference from Exhibit 3-11
         Capital dated December 20, 1979             to 1983 10-K

3-12     Certificate of Retirement of Preferred      Incorporated by reference from Exhibit 3-12 to 1983
         Shares dated December 20, 1979              10-K

3-13     Certificate of Reduction of Capital dated   Incorporated by reference from Exhibit 3-13 to 1983
         December 16, 1982                           10-K

3-14     Certificate of Reduction of Capital dated   Incorporated by reference from Exhibit 3-14 to 1983
         December 17, 1982                           10-K

3-15     Certificate of Amendment of Restated        Incorporated by reference from Exhibit 3-15 to the
         Certificate of Incorporation dated          Company's Form 10-K for the year ended May 31,
         September 26, 1984                          1985 located under Securities and Exchange
                                                     Commission File No. 0-3252

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

3-17     Certificate of Amendment of Restated        Incorporated by reference from Exhibit 3-17 to the
         Certificate of Incorporation dated          Company's Form 10-K for the year ended May 31,
         November 21, 1986                           1987 located under Securities and Exchange
                                                     Commission File No. 0-3252

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

3-23     Certificate of the Designations,            Incorporated by reference from Exhibit 3-1 to the
         Preferences and Relative Participating,     Company's Form 10-Q for the quarter ended
         Optional and Other Special Rights of        November 30, 1989 located under Securities and
         12% Cumulative Convertible                  Exchange Commission File No. 0-3252
         Exchangeable Preferred Stock, Series C,     ("November 30, 1989 10-Q")
         and the Qualifications, Limitations and
         Restrictions thereof dated January 10,
         1990

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

3-27     Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-27 to 1994
         April 29, 1994                              10-K

3-28     Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-28 to 1994
         January 6, 1995                             10-K

3-29     Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-29 to 1995
         January 5, 1996                             10-K

3-30     Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-30 to 1996
         January 6, 1997                             10-K

3-31     Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-31 to 1997
         January 9, 1998                             10-K

3-32     Certificate of Retirement of Stock dated    Filed with this Form 10-K
         January 13, 1999

4-1      Certificate of Designations, Preferences,   Incorporated by reference from Exhibit 3-3 to 1981
         Rights and Number of Shares of              10-K
         Redeemable Preferred Stock, Series B

4-2      Purchase Agreement dated as of              Incorporated by reference from Exhibit 4-1 to the
         February 7, 1985, between the Company       Company's Form 8-K dated February 7, 1985 (date
         and L&D Precision Limited Partnership       of earliest event reported) located under Securities
         ("L&D Precision") and exhibits thereto      and Exchange Commission File No. 0-3252

4-3      Amendment Agreement dated as of             Incorporated by reference from Exhibit 10-2 to 1990
         April 27, 1990, between the Company and     10-K
         L&D Precision with respect to Purchase
         Agreement dated as of February 7, 1985

4-4      Recapitalization Agreement dated as of      Incorporated by reference from Exhibit 4-10 to
         April 27, 1990, between the Company and     December 31, 1989 10-K
         L&D Woolens Limited Partnership ("L&D
         Woolens") and exhibits thereto

4-5      Specimen of Junior Subordinated             Incorporated by reference from Exhibit 4-11 to
         Convertible Increasing Rate Note, due       December 31, 1989 10-K
         May 1, 2000

4-6      Specimen of 14% Junior Subordinated         Incorporated by reference from Exhibit 10-2 to the
         Note, due May 1, 2000                       Company's Form 8-K dated December 10,1993
                                                     (date of earliest event reported) located under
                                                     Securities and Exchange Commission File
                                                     No. 0-3252

4-7      Indenture dated as of August 1, 1993,       Incorporated by reference from Exhibit 4-2 to the
         between the Company and IBJ Schroder        Company's Form 8-K dated January 18, 1994 (date
         Bank & Trust Company, as Trustee            of earliest event reported) located under Securities
                                                     and Exchange Commission File No. 0-3252

4-8      Specimen of 12.75% Senior Subordinated      Included in Exhibit 4-7 hereto
         Note, due February 1, 2000

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

10-1     Purchase Agreement dated as of              See Exhibit 4-2 hereto
         February 7, 1985, between the Company
         and L&D Precision and exhibits thereto

10-2     Amendment Agreement dated as of             See Exhibit 4-3 hereto
         April 27, 1990, between the Company
         and L&D Precision with respect to
         Purchase Agreement dated as of
         February 7, 1985

10-3     Lexington Precision Corporation Flexible    Incorporated by reference from Exhibit 10-3 to the
         Compensation Plan, as amended               Company's Form 10-K for the year ended
                                                     December 31, 1991 located under Securities and
                                                     Exchange Commission File No. 0-3252 ("1991
                                                     10-K")

10-4     1986 Restricted Stock Award Plan, as        Incorporated by reference from Exhibit 10-38 to
         amended                                     December 31, 1989 10-K

10-5     Lexington Precision Corporation             Filed with this Form 10-K
         Retirement and Savings Plan, as amended

10-6     Description of 1998 Compensation            Filed with this Form 10-K
         Arrangements with Lubin, Delano, &
         Company

10-7     Corporate Office 1998 Management Cash       Filed with this Form 10-K
         Bonus Plan

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

10-9     Promissory Note dated November 30,          Incorporated by reference from Exhibit 10-32 to
         1988, of LCI payable to the order of Paul   May 31, 1989 10-K
         H. Pennell in the original principal
         amount of $3,530,000

10-10    Guaranty dated as of November 30,           Incorporated by reference from Exhibit 10-33 to
         1988, from the Company to Paul H.           May 31, 1989 10-K
         Pennell

10-11    Amendment Agreement dated as of             Incorporated by reference from Exhibit 10-28 to
         November 30, 1991, between LCI and          1991 10-K
         Paul H. Pennell

10-12    Release and Notice Agreement dated as       Incorporated by reference from Exhibit 10-40 to the
         of March 31, 1993, between LCI and          Company's Form 10-K for the year ended
         Paul H. Pennell                             December 31, 1992 located under Securities and
                                                     Exchange Commission File No. 0-3252

10-13    Recapitalization Agreement dated as of      See Exhibit 4-4 hereto
         April 27, 1990, between the Company
         and L&D Woolens and exhibits thereto

10-14    Accounts Financing Agreement [Security      Incorporated by reference from Exhibit 4-2 to
         Agreement] dated as of January 11,          November 30, 1989 10-Q
         1990, between Congress Financial
         Corporation ("Congress") and the
         Company

10-15    Accounts Financing Agreement [Security      Incorporated by reference from Exhibit 4-3 to
         Agreement] dated as of January 11,          November 30, 1989 10-Q
         1990, between Congress and LCI

10-16    Covenants Supplement to Accounts            Incorporated by reference from Exhibit 10-49 to
         Financing Agreement [Security               1990 10-K
         Agreement] dated as of January 11,
         1990, between Congress and the
         Company

10-17    Covenants Supplement to Accounts            Incorporated by reference from Exhibit 10-50 to
         Financing Agreement [Security               1990 10-K
         Agreement] dated as of January 11,
         1990, between Congress and LCI

10-18    Letter dated April 11, 1990, from the       Incorporated by reference from Exhibit 10-51 to
         Company and Wise Die Casting, Inc. to       1990 10-K
         Congress

10-19    Letter Agreement dated February 28,         Incorporated by reference from Exhibit 10-54 to
         1991, between the Company and               1990 10-K
         Congress amending certain financing
         agreements and consent thereto of LCI

10-20    Letter Agreement dated February 28,         Incorporated by reference from Exhibit 10-56 to
         1991, between LCI and Congress              1990 10-K
         amending certain financing agreements
         and consent thereto of the Company

10-21    Letter Agreement dated January 14,          Incorporated by reference from Exhibit 10-26 to the
         1994, between the Company and               Company's Form 10-K for the year ended
         Congress amending certain financing         December 31, 1993 located under Securities and
         agreements and consent thereto of LCI       Exchange Commission File No. 0-3252 ("1993
                                                     10-K")

10-22    Letter Agreement dated January 14,          Incorporated by reference from Exhibit 10-27 to
         1994, between LCI and Congress              1993 10-K
         amending certain financing agreements
         and consent thereto of the Company

10-23    Letter Agreement dated March 25, 1994,      Incorporated by reference from Exhibit 10-30 to
         between Congress and the Company, and       1993 10-K
         consent thereto of LCI

10-24    Letter Agreement dated March 25, 1994,      Incorporated by reference from Exhibit 10-31 to
         between Congress and LCI, and consent       1993 10-K
         thereto of the Company

10-25    Letter Agreement dated as of                Incorporated by reference from Exhibit 10-1 to the
         August 1, 1994, between the Company         Company's Form 10-Q for the quarter ended
         and Congress amending certain financing     September 30, 1994 located under Securities and
         agreements and consent thereto of LCI       Exchange Commission File No. 0-3252
                                                     ("September 30, 1994 10-Q")

10-26    Letter Agreement dated as of                Incorporated by reference from Exhibit 10-2 to
         August 1, 1994, between LCI and             September 30, 1994 10-Q
         Congress amending certain financing
         agreements and consent thereto of the
         Company

10-27    Trade Financing Agreement Supplement        Incorporated by reference from Exhibit 10-3 to
         to Accounts Financing Agreement             September 30, 1994 10-Q
         [Security Agreement] dated as of July 19,
         1994, between the Company and
         Congress

10-28    Letter Agreement dated January 13,          Incorporated by reference from Exhibit 10-32 to
         1995, between LCI and Congress              1994 Form 10-K
         amending certain financing agreements
         and consent thereto of the Company

10-29    Letter Agreement dated January 31,          Incorporated by reference from Exhibit 10-34 to
         1995, between the Company and               1994 Form 10-K
         Congress amending certain financing
         agreements and consent thereto of LCI

10-30    Letter Agreement dated January 31,          Incorporated by reference from Exhibit 10-36 to
         1995, between LCI and Congress              1994 Form 10-K
         amending certain financing agreements
         and consent thereto of the Company

10-31    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-1 to the
         dated August 1, 1995, from the Company      Company's Form 10-Q for the quarter ended
         in favor of Congress                        September 30, 1995 located under Securities and
                                                     Exchange Commission File No. 0-3252
                                                     ("September 30, 1995 Form 10-Q")

10-32    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-2 to
         dated August 1,1995, from LCI in favor      September 30, 1995 Form 10-Q
         of Congress

10-33    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-49 to the
         dated January 16, 1996, from the            Company's Form 10-K for the year ended
         Company in favor of Congress                December 31, 1995 located under Securities and
                                                     Exchange Commission File No.0-3252 ("1995
                                                     Form 10-K")

10-34    Term Promissory Note dated                  Incorporated by reference from Exhibit 10-50 to
         January 16, 1996, in the amount of          1995 Form 10-K
         $375,000 from the Company in favor of
         Congress

10-35    Term Promissory Note dated                  Incorporated by reference from Exhibit 10-51 to
         January 16, 1996, in the amount of          1995 Form 10-K
         $450,000 from the Company in favor of
         Congress

10-36    Letter Agreement dated February 28,         Incorporated by reference from Exhibit 10-62 to
         1996, from the Company in favor of          1995 Form 10-K
         Congress amending certain financing
         agreements and consent thereto of
         Congress

10-37    Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-63 to
         and Consent dated March 14, 1996, from       1995 Form 10-K
         the Company in favor of Congress


10-38    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-64 to
         and Consent dated March 14, 1996, from      1995 Form 10-K
         LCI in favor of Congress

10-39    Term Note dated May 31, 1996, from the      Incorporated by reference from Exhibit 10-1 to the
         Company in favor of Congress                Company's Form 10-Q for the quarter ended
                                                     June 30, 1996 located under Securities and
                                                     Exchange Commission File No. 0-3252

10-40    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-3 to the
         dated August 21, 1996, from LCI in favor    Company's Form 10-Q for the quarter ended
         of Congress                                 September 30, 1996 located under Securities and
                                                     Exchange Commission File No. 0-3252
                                                     ("September 30, 1996 Form 10-Q")

10-41    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-4 to
         dated August 21, 1996, from the             September 30, 1996 Form 10-Q
         Company in favor of Congress

10-42    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-42 to the
         dated January 31, 1997, from the            Company's Form 10-K for the year ended
         Company in favor of Congress                December 31, 1996 located under Securities and
                                                     Exchange Commission File No. 0-3252 ("1996
                                                     Form 10-K")

10-43    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-43 to
         dated January 31, 1997, from LCI in favor   1996 Form 10-K
         of Congress

10-44    Credit Facility and Security Agreement      Incorporated by reference from Exhibit 10-44 to
         and Rider A to Credit Facility and          1996 Form 10-K
         Security Agreement dated January 31,
         1997, from the Company and LCI in favor
         of Bank One, Akron, NA ("Bank One")

10-45    Promissory Note (Equipment Term Loan)       Incorporated by reference from Exhibit 10-45 to
         dated January 31, 1997, from the            1996 Form 10-K
         Company and LCI in favor of Bank One

10-46    Promissory Note (North Canton Term          Incorporated by reference from Exhibit 10-46 to
         Loan) dated January 31, 1997, from the      1996 Form 10-K
         Company and LCI in favor of Bank One

10-47    Promissory Note (Vienna Term Loan)          Incorporated by reference from Exhibit 10-47 to
         dated January 31, 1997, from the            1996 Form 10-K
         Company and LCI in favor of Bank One


10-48    Promissory Note (Casa Grande Note)          Incorporated by reference from Exhibit 10-48 to
         dated January 31, 1997, from the            1996 Form 10-K
         Company and LCI in favor of Bank One

10-49    Promissory Note (LaGrange Term Loan)        Incorporated by reference from Exhibit 10-49 to
         dated January 31, 1997, from the            1996 Form 10-K
         Company and LCI in favor of Bank One

10-50    Promissory Note (North Canton               Incorporated by reference from Exhibit 10-50 to
         Equipment Loan) dated January 31, 1997,     1996 Form 10-K
         from the Company and LCI in favor of
         Bank One

10-51    Fourth Amended and Restated Promissory      Incorporated by reference from Exhibit 10-51 to
         Note dated March 11, 1997, from LCI in      1996 Form 10-K
         favor of Congress

10-52    Fourth Amended and Restated Promissory      Incorporated by reference from Exhibit 10-52 to
         Note dated March 11, 1997, from the         1996 Form 10-K
         Company in favor of Congress

10-53    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-53 to
         dated March 11, 1997, from LCI in favor     1996 Form 10-K
         of  Congress

10-54    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-54 to
         dated March 11, 1997, from the Company      1996 Form 10-K
         in favor of Congress

10-55    Loan and Security Agreement and Rider       Incorporated by reference from Exhibit 10-55 to
         A to Loan and Security Agreement dated      1996 Form 10-K
         March 19, 1997, from the Company in
         favor of The CIT Group/Equipment
         Financing, Inc. ("CIT")

10-56    Promissory Note dated March 19, 1997,       Incorporated by reference from Exhibit 10-56 to
         from the Company in favor of CIT            1996 Form 10-K

10-57    Additional Purchase Order Provisions        Incorporated by reference in redacted form pursuant
         Lifetime Contract Between Delphi            to Rule 24b-2 from Exhibit 10-57 to 1996 Form
         Packard Electric Systems and Lexington      10-K
         Connector Seals

10-58    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-1 to the
         and Consent dated April 17, 1997,           Company's Form 10-Q for the quarter ended
         between the Company and Congress            March 31, 1997 located under Securities and
                                                     Exchange Commission File No. 0-3252 ("March 31,
                                                     1997 Form 10-Q")

10-59    Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-2 to
         and Consent dated April 17, 1997,           March 31, 1997 Form 10-Q
         between LCI and Congress

10-60    First Amendment Agreement dated             Incorporated by reference from Exhibit 10-3 to
         April 17, 1997, among the Company,          March 31, 1997 Form 10-Q
         LCI, and Bank One

10-61    Specimen of Amended and Restated            Incorporated by reference from Exhibit 10-4
         Promissory Note dated April 17, 1997, of    March 31, 1997 Form 10-Q
         the Company and LCI to Bank One

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

10-65    Amended No. 1 to Credit Facility and        Incorporated by reference from Exhibit 10-65 to the
         Security Agreement dated December 31,       Company's Form 10-K for the year ended
         1997, between the Company, LCI, and         December 31, 1997 located under Securities and
         Bank One                                    Exchange Commission File No. 0-3252 ("1997
                                                     Form 10-K")

10-66    Amendment No. 2 to Credit Facility and      Incorporated by reference from Exhibit 10-66 to
         Security Agreement dated March 20,          1997 Form 10-K
         1998, between the Company, LCI, and
         Bank One

10-67    Promissory Note dated March 31, 1998,       Incorporated by reference from Exhibit 10-1 to the
         from the Company in favor of CIT            Company's Form 10-Q for the quarter ended
                                                     March 31, 1998 located under Securities and
                                                     Exchange Commission File No. 0-3252 ("March 31,
                                                     1998 Form 10-Q")

10-68    New Equipment Term Note dated               Incorporated by reference from Exhibit 10-1 to the
         June 26, 1998, from the Company in          Company's Form 10-Q for the quarter ended
         favor of Congress                           June 30, 1998 located under Securities and
                                                     Exchange Commission File No. 0-3252 ("June 30,
                                                     1998 Form 10-Q")

10-69    Second Amendment Agreement dated            Incorporated by reference from Exhibit 10-2 to the
         May 1, 1998, from LCI in favor of Paul      Company's Form 10-Q for the quarter ended
         H. Pennell                                  June 30, 1998 located under Securities and
                                                     Exchange Commission File No. 0-3252 ("June 30,
                                                     1998 Form 10-Q")

10-70    Amendment No. 1 to Loan and Security        Incorporated by reference from Exhibit 10-1 to the
         Agreement dated June 30, 1998, between      Company's Form 10-Q for the quarter ended
         the Company and CIT                         September 30, 1998 located under Securities and
                                                     Exchange Commission File No. 0-3252
                                                     ("September 30, 1998 Form 10-Q")

10-71    Amendment No. 3 to Credit Facility and      Incorporated by reference from Exhibit 10-2 to the
         Security Agreement dated June 30, 1998,     Company's Form 10-Q for the quarter ended
         between the Company, LCI, and Bank          September 30, 1998 located under Securities and
         One                                         Exchange Commission File No. 0-3252
                                                     ("September 30, 1998 Form 10-Q")

10-72    Amendment to Financing Agreements and       Incorporated by reference from Exhibit 10-3 to the
         Consent dated August 13, 1998, between      Company's Form 10-Q for the quarter ended
         the Company and Congress                    September 30, 1998 located under Securities and
                                                     Exchange Commission File No. 0-3252
                                                     ("September 30, 1998 Form 10-Q")

10-73    Amendment to Financing Agreements and       Incorporated by reference from Exhibit 10-4 to the
         Consent dated August 13, 1998, between      Company's Form 10-Q for the quarter ended
         LCI and Congress                            September 30, 1998 located under Securities and
                                                     Exchange Commission File No. 0-3252
                                                     ("September 30, 1998 Form 10-Q")

10-74    Amendment to Financing Agreements and       Incorporated by reference from Exhibit 10-5 to the
         Consent dated October 20, 1998, between     Company's Form 10-Q for the quarter ended
         the Company and Congress                    September 30, 1998 located under Securities and
                                                     Exchange Commission File No. 0-3252
                                                     ("September 30, 1998 Form 10-Q")

10-75    Amendment to Financing Agreements and       Incorporated by reference from Exhibit 10-6 to the
         Consent dated October 20, 1998, between     Company's Form 10-Q for the quarter ended
         LCI and Congress                            September 30, 1998 located under Securities and
                                                     Exchange Commission File No. 0-3252
                                                     ("September 30, 1998 Form 10-Q")

10-76    Amendment No. 2 to Loan and Security        Filed with this Form 10-K
         Agreement dated November 30, 1998,
         between the Company and CIT

10-77    New Equipment Term Note dated               Filed with this Form 10-K
         December 16, 1998, between the
         Company and Congress

10-78    Amendment to Financing Agreements           Filed with this Form 10-K
         dated January 28, 1999, between the
         Company and Congress

10-79    Amendment to Financing Agreements           Filed with this Form 10-K
         dated January 28, 1999, between LCI and
         Congress

10-80    Term Promissory Note dated January 28,      Filed with this Form 10-K
         1999, between LCI and Congress

10-81   Term Promissory Note dated January 28,       Filed with this Form 10-K
         1999, between LPC and Congress

10-82    Fifth Amended and Restated Promissory       Filed with this Form 10-K
         Note dated January 28, 1999, between
         the Company and Congress

10-83    Amendment No. 6 to Credit Facility and      Filed with this Form 10-K
         Security Agreement dated January 31,
         1999, between the Company, LCI, and
         Bank One

10-84    Fifth Amendment Agreement dated             Filed with this Form 10-K
         March 10, 1999, between the Company,
         LCI, and Bank One

10-85    Promissory Note (Additional Equipment       Filed with this Form 10-K
         Term Loan) dated March 10, 1999,
         between the Company, LCI, and Bank
         One

10-86    Promissory Note dated March 30, 1999,       Filed with this Form 10-K
         between the Company and CIT

10-87    Amendment No. 3 to Loan and Security        Filed with this Form 10-K
         Agreement dated March 30, 1999,
         between the Company and CIT

21-1     Significant Subsidiary of Registrant        Filed with this Form 10-K

27-1     Financial Data Schedule                     Filed with this Form 10-K