Form 10-Q
period 1999-03-31
LEXINGTON PRECISION CORP
filed 1999-05-17
CIK 12570

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1999

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


      COMMON STOCK, $0.25 PAR VALUE, 4,263,036 SHARES AS OF APRIL 28, 1999 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)


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

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements............................................................................2

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................................13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................................21

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                           MARCH 31,          DECEMBER 31,
                                                                             1999                 1998
                                                                        ----------------     ----------------

ASSETS:

    Current assets:
       Cash                                                               $      229           $      103
       Accounts receivable                                                    19,924               17,837
       Inventories                                                             9,903               10,170
       Prepaid expenses and other assets                                       2,306                2,063
       Deferred income taxes                                                   2,025                2,025
                                                                           ----------           ----------
         Total current assets                                                 34,387               32,198
                                                                           ----------           ----------

    Plant and equipment:
       Land                                                                    1,549                1,549
       Buildings                                                              23,786               23,753
       Equipment                                                              92,067               90,306
                                                                           ----------           ----------
                                                                             117,402              115,608
       Accumulated depreciation                                               55,439               52,871
                                                                           ----------           ----------
         Plant and equipment, net                                             61,963               62,737
                                                                           ----------           ----------

    Excess of cost over net assets of businesses acquired, net                 8,699                8,778
                                                                           ----------           ----------

    Other assets, net                                                          4,359                4,612
                                                                           ----------           ----------

                                                                          $  109,408           $  108,325
                                                                           ==========           ==========




    See notes to consolidated financial statements. (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                           MARCH 31,          DECEMBER 31,
                                                                             1999                 1998
                                                                        ----------------     ----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT:

    Current liabilities:
       Trade accounts payable                                             $   12,332           $   11,291
       Accrued expenses                                                        8,392                9,345
       Short-term debt                                                        14,839               12,995
       Current portion of long-term debt                                      44,464                6,597
                                                                           ----------           ----------
         Total current liabilities                                            80,027               40,228
                                                                           ----------           ----------

    Long-term debt, excluding current portion                                 35,092               74,953
                                                                           ----------           ----------

    Deferred income taxes and other long-term liabilities                      2,239                2,220
                                                                           ----------           ----------

    Redeemable preferred stock, $100 par value, at
     redemption value                                                            750                  750
    Excess of redemption value over par value                                   (375)                (375)
                                                                           ----------           ----------
       Redeemable preferred stock at par value                                   375                  375
                                                                           ----------           ----------

    Stockholders' deficit:
       Common stock, $0.25 par value, 10,000,000 shares
        authorized, 4,348,951 shares issued                                    1,087                1,087
       Additional paid-in-capital                                             12,227               12,235
       Accumulated deficit                                                   (21,422)             (22,556)
       Cost of common stock in treasury, 85,915 shares                          (217)                (217)
                                                                           ----------           ----------
         Total stockholders' deficit                                          (8,325)              (9,451)
                                                                           ----------           ----------

                                                                          $  109,408           $  108,325
                                                                           ==========           ==========

See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31
                                                                      ----------------------------------
                                                                           1999               1998
                                                                           ----               ----

Net sales                                                               $  34,496          $  32,197

Cost of sales                                                              29,404             27,412
                                                                         ---------          ---------

       Gross profit                                                         5,092              4,785

Selling and administrative expenses                                         3,066              2,803
                                                                         ---------          ---------

       Income from operations                                               2,026              1,982

Interest expense                                                            2,342              2,402
                                                                         ---------          ---------

       Loss before income taxes and extraordinary item                       (316)              (420)

 Income tax credit                                                            (79)                 -
                                                                         ---------          ---------

       Net loss before extraordinary item                                    (237)              (420)

Extraordinary gain on repurchase of long-term debt, net of
   applicable income taxes                                                  1,371                  -
                                                                         ---------          ---------

       Net income/(loss)                                                $   1,134          $    (420)
                                                                         =========          =========



Basic and diluted net income/(loss) per common share:

       Net loss before extraordinary item                               $   (0.06)         $   (0.10)

       Extraordinary gain                                                    0.32                  -
                                                                         ---------          ---------

       Net income/(loss)                                                $    0.26          $   (0.10)
                                                                         =========          =========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED MARCH 31
                                                                        -----------------------------------
                                                                             1999               1998
                                                                             ----               ----

OPERATING ACTIVITIES:

    Net income/(loss)                                                     $    1,134         $     (420)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Extraordinary gain on repurchase of long-term debt                     (1,828)                 -
       Depreciation                                                            2,640              2,306
       Amortization included in operating expense                                435                300
       Amortization included in interest expense                                  50                 50
       Changes in operating assets and liabilities that
         provided/(used) cash:
          Trade receivables                                                   (2,087)               310
          Inventories                                                            267               (820)
          Prepaid expenses and other assets                                     (243)               630
          Trade accounts payable                                               1,041               (837)
          Accrued expenses                                                      (953)              (830)
       Other                                                                      58                 14
                                                                           ----------         ----------
          Net cash provided by operating activities                              514                703
                                                                           ----------         ----------

INVESTING ACTIVITIES:

    Purchases of plant and equipment                                          (1,888)            (3,387)
    Decrease in equipment deposits                                                63                 36
    Proceeds from sales of equipment                                               6                 64
    Expenditures for tooling owned by customers                                 (204)              (130)
    Other                                                                          -                  8
                                                                           ----------         ----------
          Net cash used by investing activities                               (2,023)            (3,409)
                                                                           ----------         ----------

FINANCING ACTIVITIES:

    Net increase in short-term debt                                            1,844              2,115
    Proceeds from issuance of long-term debt                                   9,292              2,041
    Repayment of long-term debt                                               (7,478)            (1,483)
    Repurchase of long-term debt                                              (1,980)                 -
    Other                                                                        (43)                (8)
                                                                           ----------         ----------
          Net cash provided by financing activities                            1,635              2,665
                                                                           ----------         ----------

Net increase/(decrease) in cash                                                  126                (41)
Cash at beginning of period                                                      103                208
                                                                           ----------         ----------

Cash at end of period                                                     $      229         $      167
                                                                           ==========         ==========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"). The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and footnotes included in the Company's annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1999, and the Company's results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. All such adjustments were of a normal recurring nature.

         The results of operations for the first quarter of 1999 are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Indebtedness totaling $38,129,000 matures during the first and second quarters of 2000. The Company's operations will not generate cash sufficient to satisfy such obligations at their maturities. The Company may attempt to refinance these obligations (and possibly other indebtedness that has later maturity dates) by issuing new debt securities in the private or public market. The Company has commenced discussions with investment banking firms relating to the issuance of new debt securities to refinance substantially all of the Company's existing debt. Although there can be no assurance that the Company will undertake such an offering, or that any such offering will be successful, based on the discussions to date, current market conditions in the market for non-investment grade debt, and the Company's historical and projected operating results, cash flows, and capital structure, the Company believes that it will be able to issue new debt securities with terms and interest rates reasonably satisfactory to the Company and in sufficient amounts to refinance substantially all of its outstanding debt securities prior to their maturity dates. At the present time, the aggregate principal amount of debt securities to be offered for sale and the specific terms of such securities have not been determined. If a public offering of securities is made, such offering will be made only by means of a prospectus. If a private offering of securities is made, the securities offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

        If, for any reason, the anticipated sale of such debt securities is not successful, the Company may, in the alternative, attempt to extend the maturity dates of its existing debt securities or to exchange new debt securities that have maturity dates later than 2000 for existing debt securities that mature in 2000. The Company's ability to refinance, extend, or exchange these securities on or before their maturity dates will depend on many factors, including, but not limited to, conditions in the market for non-investment grade debt. Accordingly, there can be no assurance that the Company will be successful in refinancing, extending, or exchanging such securities. To date, the Company has not attempted to refinance, extend, or exchange the debt securities that mature in 2000. In the event that the Company is not successful in refinancing, extending, or exchanging such debt securities, defaults may occur under the agreements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

relating to such securities. If a default occurs, it may trigger other defaults pursuant to cross-default provisions under other indebtedness of the Company. Holders of indebtedness on which defaults exist would be entitled to accelerate the maturity thereof, to cease making any further advances otherwise permitted under the related credit facilities, to seek to foreclose upon any assets securing such indebtedness, and to pursue other remedies. If any such actions were to be taken, the Company might be required to consider alternatives, including seeking relief from its creditors. Any such action by creditors could have a material adverse effect upon the Company. The consolidated financial statements do not include any adjustments that might result should the Company be unable to refinance, extend, or exchange these obligations on or before their maturity dates.

NOTE 2 -- INVENTORIES

         Inventories at March 31, 1999, and December 31, 1998, are set forth below (dollar amounts in thousands):

                                                                      MARCH 31,         DECEMBER 31,
                                                                        1999                1998
                                                                    ---------------    ----------------

                        Finished goods                                 $  3,509           $  4,272
                        Work in process                                   3,277              2,834
                        Raw materials and purchased parts                 3,117              3,064
                                                                        --------           --------

                                                                       $  9,903           $ 10,170
                                                                        ========           ========

NOTE 3 -- ACCRUED EXPENSES

         At March 31, 1999, and December 31, 1998, accrued expenses included accrued interest expense of $875,000 and $1,971,000, respectively.

NOTE 4 -- DEBT

         At March 31, 1999, and December 31, 1998, short-term debt consisted of loans outstanding under the Company's revolving line of credit. At March 31, 1999, loans outstanding under the revolving line of credit accrued interest at the prime rate plus 0.25% and the London Interbank Offered Rate ("LIBOR") plus 2.75%. In January 1999, the revolving line of credit was amended to extend the expiration date to April 1, 2002. Although the expiration date of the revolving line of credit is April 1, 2002, these loans have been classified as current liabilities because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Long-term debt at March 31, 1999, and December 31, 1998, is set forth below (dollar amounts in thousands):

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1999              1998
                                                                                  ----------------  ----------------

Long-term secured debt:
   Revolving line of credit, prime rate plus 0.25% and LIBOR plus 2.75%             $       -          $  3,850(1)
   Term loan, due 2000, 12%                                                             1,370             1,370
   Term loans payable in equal monthly principal installments based on
    a 180-month amortization schedule, final maturities in 2001, 8.37%                  2,863             2,921
   Term loans payable in equal monthly principal installments, final
    maturities in 2002, LIBOR plus 2.75%                                                2,397             2,584
   Term loan payable in equal monthly principal installments based on
    a 180-month amortization schedule, final maturity in 2002, 9.37%                    1,378             1,404
   Term loan payable in equal monthly principal installments based on
    a 180-month amortization schedule, final maturity in 2002, 9%                       2,682             2,732
   Term loans payable in equal monthly principal installments, final
    maturity in 2002, prime rate plus 0.25% and LIBOR plus 2.75%                        2,750(2)              -
   Term loan payable in equal monthly principal installments, final
    maturity in 2003, prime rate plus 0.25%                                               726               770
   Term loan payable in equal monthly principal installments, final
    maturity in 2003, prime rate plus 0.25% and LIBOR plus 2.75%                          462(2)            492(2)
   Term loan payable in equal monthly principal installments, final
    maturity in 2004, LIBOR plus 2.75%                                                  1,222                 -
   Term loan payable in equal monthly principal installments, final
    maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                        1,403             1,471
   Term loans payable in equal monthly principal installments, final
    maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                       16,041(2)         18,967(2)
   Term loan payable in equal monthly principal installments, final
    maturity in 2005, LIBOR plus 2.75%                                                  1,308             1,388
   Term loan payable in equal monthly principal installments, final
    maturity in 2005, prime rate plus 0.25% and LIBOR plus 2.75%                        1,518(2)          1,579(2)
   Term loan payable in equal monthly principal installments, final
    maturity in 2006, prime rate plus 0.25%                                               580                 -
   Term loan payable in equal monthly principal installments, final
    maturity in 2006, prime rate plus 0.25% and LIBOR plus 2.75%                        1,269(2)          1,300(2)
   Term loans payable in equal monthly principal installments, final
    maturity in 2006, prime rate plus 0.25% and LIBOR plus 2.75%                        4,683(2)              -

                                                                                     ---------          --------
         Total long-term secured debt                                               $  42,652          $ 40,828
                                                                                     ---------          --------

(continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(continued from prior page)

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1999              1998
                                                                                  ----------------  ----------------
Long-term unsecured debt:
   10.5% senior note, due 2000                                                      $   7,500          $  7,500
   12.75% senior subordinated notes, due 2000                                          27,912            31,720
   14% junior subordinated convertible notes, due 2000, convertible
    into 440,000 shares of common stock                                                 1,000             1,000
   14% junior subordinated nonconvertible notes, due 2000                                 347               347
   Other unsecured obligations                                                            145               155
                                                                                     ---------          --------
      Total long-term unsecured debt                                                   36,904            40,722
                                                                                     ---------          --------

      Total long-term debt                                                             79,556            81,550

      Less current portion                                                             44,464             6,597
                                                                                     ---------          --------

         Total long-term debt, excluding current portion                            $  35,092          $ 74,953
                                                                                     =========          ========

         (1) Refinanced under long-term agreements before the consolidated financial statements for the period were issued. Amounts reflected in current portion are based upon the terms of the new borrowings.
         (2) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

         The loans outstanding under the Company's revolving line of credit and the secured term loans listed above are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of its wholly-owned subsidiary, Lexington Rubber Group, Inc. (formerly known as Lexington Components, Inc.).

         RESTRICTIVE COVENANTS

         Certain of the Company's financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage. The covenants also place certain restrictions on the Company's business and operations, including the incurrence or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions. During May 1999, a covenant related to the maintenance of net working capital was amended.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 -- INCOME TAXES

         During the first quarter of 1999, the Company recorded income tax expense, consisting of federal alternative minimum tax and state income tax, of $378,000. Income tax expense of $457,000 on the extraordinary gain was offset by a tax credit in the amount of $79,000.

         At March 31, 1999, and December 31, 1998, the excess of the Company's deferred income tax assets over its deferred income tax liabilities was fully offset by a valuation allowance.

NOTE 6 -- NET INCOME/(LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the three-month periods ended March 31, 1999 and 1998, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's potentially dilutive securities (the 14% junior subordinated convertible notes and the $8 cumulative convertible redeemable preferred stock, series B), before giving effect to the extraordinary gain, was antidilutive. As a result, the calculation of diluted net income or loss per common share set forth below does not reflect any pro forma conversion.

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                 ----------------------------
                                                                                    1999            1998
                                                                                    ----            ----

        Net loss before extraordinary item                                       $    (237)      $    (420)
        Preferred stock dividends                                                       (8)             (8)
        Excess of redemption value over par value of preferred
         stock redeemed during year                                                    (11)            (11)
                                                                                   --------        --------

        Net loss  before extraordinary item                                           (256)           (439)

        Extraordinary gain                                                           1,371               -
                                                                                   --------        --------

              Net income /(loss) attributable to common stockholders             $   1,115       $    (439)
                                                                                   ========        ========

        Weighted-average common shares                                               4,263           4,263
                                                                                   ========        ========

        Basic and diluted income /(loss) per common share:

              Net loss before extraordinary item                                  $  (0.06)       $  (0.10)

              Extraordinary gain                                                      0.32               -
                                                                                   --------        --------

              Basic and diluted net income/(loss)                                 $   0.26        $  (0.10)
                                                                                   ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 -- SEGMENTS

         Information relating to the Company's operating segments and the corporate office for the first quarters of 1999 and 1998 is summarized below (dollar amounts in thousands):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                     ----------------------------
                                                                         1999           1998
                                                                         ----           ----

       NET SALES:
          Rubber Group                                                $   24,960     $   23,834
          Metals Group                                                     9,536          8,363
                                                                       ----------     ----------

              Total net sales                                         $   34,496     $   32,197
                                                                       ==========     ==========

       INCOME/(LOSS) FROM OPERATIONS:
          Rubber Group                                                $    3,316     $    3,735
          Metals Group                                                      (695)        (1,259)
          Corporate office                                                  (595)          (494)
                                                                       ----------     ----------

              Total income from operations                            $    2,026     $    1,982
                                                                       ==========     ==========

       ASSETS:
          Rubber Group                                                $   68,198     $   65,468
          Metals Group                                                    38,656         37,214
          Corporate office                                                 2,554          2,031
                                                                       ----------     ----------

              Total assets                                            $  109,408     $  104,713
                                                                       ==========     ==========

       DEPRECIATION AND AMORTIZATION:
          Rubber Group                                                $    1,964     $    1,757
          Metals Group                                                     1,106            846
          Corporate office                                                    55             53
                                                                       ----------     ----------

              Total depreciation and amortization                     $    3,125     $    2,656
                                                                       ==========     ==========

       CAPITAL EXPENDITURES:
          Rubber Group                                                $    1,024     $    1,993
          Metals Group                                                       815          1,391
          Corporate office                                                    49              3
                                                                       ----------     ----------

              Total capital expenditures                              $    1,888     $    3,387
                                                                       ==========     ==========

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

NOTE 9 -- EXTRAORDINARY ITEM

         During the first quarter of 1999, the Company recorded an extraordinary gain, net of income tax expense, of $1,371,000 on the repurchase of $3,808,000 principal amount of its 12.75% senior subordinated notes.

NOTE 10 -- SUBSEQUENT EVENT

         In May 1999, the Company decided to close its 21,000 square foot diecasting facility in Manchester, New York. The Manchester facility had net sales of $448,000 and $641,000 and losses from operations of $105,000 and $19,000 for the three-month periods ended March 31, 1999 and 1998, respectively. During 1998, the Manchester facility had net sales of $2,258,000 and a loss from operations of $297,000. At March 31, 1999, the Manchester facility had net assets, before deducting indebtedness for money borrowed, of $974,000. Although the Company has not yet adopted a formal plan for the disposition of the Manchester facility, the Company presently anticipates that it will complete the closure and disposal during 1999 and estimates that it will incur a loss on the closure and disposal in the range of $500,000 to $700,000.

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

RESULTS OF OPERATIONS -- FIRST QUARTER OF 1999 VERSUS FIRST QUARTER OF 1998

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

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and the Company. The Rubber Group received the General Motors Corporation "Supplier of the Year" award for 1995, 1996, and 1997.

         The following table sets forth the operating results of the Rubber Group for the first quarters of 1999 and 1998 (dollar amounts in thousands):

                                                                 THREE MONTHS ENDED MARCH 31
                                                           -----------------------------------------
                                                                 1999                   1998
                                                           ------------------     ------------------
           Net sales                                      $  24,960    100.0%    $  23,834    100.0%
           Cost of sales                                     20,022     80.2        18,622     78.1
                                                           ---------  -------     ---------  -------
           Gross profit                                       4,938     19.8         5,212     21.9
           Selling and administrative expenses                1,622      6.5         1,477      6.2
                                                           ---------  -------     ---------  -------

           Income from operations                         $   3,316     13.3%    $   3,735     15.7%
                                                           =========  =======     =========  =======

         During the first quarter of 1999, net sales of the Rubber Group increased by $1,126,000, or 4.7%, compared to the first quarter of 1998. This increase was primarily due to increased unit sales of insulators for automotive ignition wire sets and, to a lesser extent, increased unit sales of seals for automotive wiring systems and components for medical devices, offset, in part, by reduced sales of tooling and by price reductions on certain automotive components.

         During the first quarter of 1999, income from operations totaled $3,316,000, a decrease of $419,000, or 11.2%, compared to the first quarter of 1998. Cost of sales as a percentage of net sales increased during 1999, primarily because of production problems with certain components, including related inspection costs, and increased depreciation and amortization expense. The Company believes that a number of the production problems experienced during the first quarter have been or will soon be substantially remedied through process improvements, some of which have required investment in new equipment.

         Selling and administrative expenses as a percentage of net sales increased during the first quarter of 1999 compared to the first quarter of 1998, primarily because of increased depreciation and other expenses associated with the Company's new computer systems, increased customer development expense, and higher legal expenses.

         During the first quarter of 1999, depreciation and amortization at the Rubber Group totaled $1,964,000, or 7.9% of net sales, compared to $1,757,000, or 7.4% of net sales, during the first quarter of 1998. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") decreased to $5,280,000 in the first quarter of 1999 from $5,492,000 in the first quarter of 1998. (EBITDA is not a measure of performance under generally accepted accounting principles. While EBITDA should not be used as a substitute for net income, cash flows from operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles, management believes that it may be used by certain investors as supplemental information to evaluate a company's financial performance, including its ability to incur and/or service debt. In addition, the definition of

EBITDA used in this Form 10-Q may not be the same as the definition of EBITDA used by other companies.)

         METALS GROUP

         The Metals Group manufactures aluminum, magnesium, and zinc die castings and machines aluminum, brass, and steel components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and the Company.

         Since 1997, the Company has been implementing a strategy designed to improve the profitability and growth potential of the Metals Group by eliminating the production of a large number of diverse, short-run components and by repositioning productive capacity to manufacture higher-volume components for customers in target markets. The repositioning has entailed a shift to a new customer base and has required that the Company's manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning of the Metals Group has caused the Company to experience underabsorption of fixed overhead resulting from the cut-back in short-run business. The Metals Group has incurred expenses for the implementation of improved quality systems, expenses related to moving and reinstalling equipment, non-capitalized costs related to building upgrades, costs related to establishing relationships with major new customers, and costs resulting from inefficiencies experienced during the rollout of new products. These factors and the fact that new, high-volume business is limited at this stage of the transition adversely affected the results of operations and cash flow of the Metals Group during the first quarters of 1998 and 1999.

         The following table sets forth the operating results of the Metals Group for the first quarters of 1999 and 1998 (dollar amounts in thousands):

                                                                 THREE MONTHS ENDED MARCH 31
                                                           -----------------------------------------
                                                                 1999                   1998
                                                           ------------------     ------------------

           Net sales                                      $  9,536     100.0%    $   8,363    100.0%
           Cost of sales                                     9,382      98.4         8,790    105.1
                                                           --------   -------     ---------  -------
           Gross profit/(loss)                                 154       1.6          (427)    (5.1)
           Selling and administrative expenses                 849       8.9           832      9.9
                                                           --------   -------     ---------  -------

           Loss from operations                           $   (695)     (7.3)%   $  (1,259)   (15.0)%
                                                           ========   =======     =========  =======

         During the first quarter of 1999, net sales of the Metals Group increased by $1,173,000, or 14.0%, compared to the first quarter of 1998. This increase resulted primarily from increased net sales at Lexington Die Casting.

         During the first quarter of 1999, the Metals Group incurred a loss from operations of $695,000, compared to a loss from operations of $1,259,000 during the first quarter of 1998. Cost of sales as a percentage of net sales decreased during 1999, primarily due to (1) increased absorption of fixed manufacturing overhead caused by higher sales levels and (2) reduced direct labor costs resulting from improved efficiencies and increased utilization of skilled equipment operators who had been retained during prior periods of low sales volumes, offset, in part, by (3) increased depreciation and amortization expenses.

         Selling and administrative expenses decreased as a percentage of net sales during the first quarter of 1999 compared to the first quarter of 1998, primarily because those expenses are partially fixed in nature.

         During the first quarter of 1999, depreciation and amortization at the Metals Group totaled $1,106,000, or 11.6% of net sales, compared to $846,000, or 10.1% of net sales, during the first quarter of 1998. EBITDA increased to $411,000 in the first quarter of 1999 from negative $413,000 in the first quarter of 1998.

         In May 1999, the Company decided to close the Metals Group's 21,000 square foot diecasting facility in Manchester, New York. The Manchester facility had net sales of $448,000 and $641,000 and losses from operations of $105,000 and $19,000 for the three-month periods ended March 31, 1999 and 1998, respectively. During 1998, the Manchester facility had net sales of $2,258,000 and a loss from operations of $297,000. At March 31, 1999, the Manchester facility had net assets, before deducting indebtedness for money borrowed, of $974,000. Although the Company has not yet adopted a formal plan for the disposition of the Manchester facility, the Company presently anticipates that it will complete the closure and disposal during 1999 and estimates that it will incur a loss on the closure and disposal in the range of $500,000 to $700,000.

         CORPORATE OFFICE

         Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $595,000 and $494,000 during the first quarters of 1999 and 1998, respectively. The increase in corporate office expenses during the first quarter of 1999 resulted primarily from the accrual of management incentive awards. No management incentive awards were accrued for corporate office personnel during the first quarter of 1998.

         During the first quarters of 1999 and 1998, depreciation at the corporate office totaled $5,000 and $3,000, respectively.

         INTEREST EXPENSE

         During the first quarters of 1999 and 1998, interest expense totaled $2,342,000 and $2,402,000, respectively. The decrease during the first quarter of 1999 was primarily a result of the repurchase, of $3,808,000 principal amount of 12.75% senior subordinated notes during January 1999, which was financed with borrowings under the Company's revolving line of credit.

         EXTRAORDINARY GAIN

         In January 1999, the Company repurchased $3,808,000 principal amount of its 12.75% senior subordinated notes for $1,980,000 plus accrued interest. The Company recognized an extraordinary gain on the repurchase, net of estimated taxes, of $1,371,000.

         INCOME TAXES

         During the first quarter of 1999, the Company recorded income tax expense, consisting of federal alternative minimum tax and state income tax, of $378,000. Income tax expense of $457,000 on the extraordinary gain was offset by a tax credit in the amount of $79,000.

         At March 31, 1999, and December 31, 1998, the excess of the Company's deferred income tax assets over its deferred income tax liabilities was fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first quarter of 1999, the operating activities of the Company provided $514,000 of cash.

         Accounts receivable increased by $2,087,000, primarily due to the timing of payments from the Company's largest customer. Trade accounts payable increased by $1,041,000, primarily because payables related to the purchase of plant, equipment, and customer-owned tooling increased by $612,000 during the first quarter of 1999, from $1,888,000 at December 31, 1998, to $2,500,000 at
March 31, 1999. Accrued expenses decreased by $953,000, primarily because of the payment of interest on the Company's 12.75% senior subordinated notes, the payment of an accrued profit sharing contribution to the Company's retirement and savings plan for the 1998 plan year, and the payment of accrued incentive bonus awards earned during 1998.

         INVESTING ACTIVITIES

         During the first quarter of 1999, the investing activities of the Company used $2,023,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the corporate office totaled $1,024,000, $815,000, and $49,000, respectively. The Company presently projects that capital expenditures will total approximately $13,500,000 in 1999, including $13,100,000 for equipment and $400,000 for land and buildings. Capital expenditures for the Rubber Group, the Metals Group, and the corporate office are projected to total $9,000,000, $4,400,000, and $100,000, respectively. At March 31, 1999, the Company had commitments outstanding for capital expenditures totaling approximately $2,305,000. Although no assurance can be given, the Company anticipates that the funds needed for capital expenditures in 1999 will be provided by cash flows from operations and borrowings available to the Company under its revolving line of credit and its equipment lines of credit. (See also "Liquidity" in this Item 7.)

         FINANCING ACTIVITIES

         During the first quarter of 1999, the financing activities of the Company provided $1,635,000 of cash.

         During the first quarter of 1999, the Company obtained new term loans in the aggregate amount of $9,292,000, which refinanced $2,090,000 of existing term loans and $7,202,000 of loans outstanding under the Company's revolving line of credit. Also, during the quarter, the Company repurchased $3,808,000 principal amount of its 12.75% senior subordinated notes for $1,980,000; the purchase was financed through borrowings under the Company's revolving line of credit.

         LIQUIDITY

         The Company finances its operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under the Company's revolving line of credit. The ability of the Company to borrow under its revolving line of credit is subject to, among other things, covenant compliance and certain availability formulas based on the levels of accounts receivable and inventories of the Company. In January 1999, the revolving line of credit was amended to extend its expiration date to April 1, 2002. Also in January 1999, one of the Company's lenders provided the Company with an equipment line of credit in the amount of $5,000,000, which can be used to finance a portion of the cost of certain equipment. At March 31, 1999, the Company had not borrowed under the line of credit. In March 1999, another of the Company's lenders provided the Company with an equipment line of credit in the amount of $1,822,000. At March 31, 1999, the Company had borrowed $1,222,000 under the line of credit.

         The Company operates with substantial financial leverage and limited liquidity. During the first quarter of 1998, the Company's aggregate indebtedness, excluding trade accounts payable, decreased by $150,000 to $94,395,000. During 1999, interest and scheduled principal payments are projected to be approximately $9,400,000 and $7,500,000, respectively.

         The Company had a net working capital deficit of $45,640,000 at March 31, 1999, compared to a net working capital deficit of $8,030,000 at December 31, 1998. The increase in the net working capital deficit resulted from the fact that the Company's 12% term note, 10.5% senior note, and 12.75% senior subordinated notes, which have an aggregate principal balance of $36,872,000, mature during the first quarter of 2000 and have been classified as current liabilities in the Company's March 31, 1999, consolidated financial statements. In addition, although not classified as a current liability at March 31, 1999, the Company's 14% junior subordinated notes in the aggregate principal amount of $1,347,000 mature on May 1, 2000. Loans of $14,839,000 and $12,995,000 outstanding under the revolving line of credit were classified as short-term debt at March 31, 1999 and December 31, 1998, respectively. Although the expiration date of the revolving line of credit is April 1, 2002, these loans have been classified as current liabilities because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company.

         At May 13, 1999, availability under the Company's revolving line of credit totaled $2,340,000 before outstanding checks of $688,000 were deducted.

         Substantially all of the assets of the Company and its subsidiary, Lexington Rubber Group Inc., are pledged as collateral for certain of the Company's indebtedness. In addition, certain of the Company's financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage. The covenants also place certain restrictions on the Company's business and operations, including covenants relating to the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of the Company's assets, the purchase of plant and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions.

         From time to time, certain of the financial covenants contained in the Company's various loan agreements have been amended in order to maintain or otherwise ensure current or future compliance by the Company. In May 1999, a covenant related to the maintenance of net working capital was amended.

         Based upon its most current forecast, the Company believes, although there can be no assurance, that its cash flows from operations and borrowings under its revolving line of credit and its equipment lines of credit will be adequate to meet its working capital and debt service requirements and to fund projected capital expenditures through December 31, 1999. If cash flows from operations or availability under the Company's lines of credit fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, extend trade accounts payable balances beyond terms that the Company believes are customary in the industries in which it operates, and/or consider other alternatives designed to improve the Company's liquidity. Certain of such actions could have a material adverse effect upon the Company.

         As previously discussed, indebtedness totaling $38,129,000 matures during the first and second quarters of 2000. The Company's operations will not generate cash sufficient to satisfy such obligations at their maturities. The Company may attempt to refinance these obligations (and possibly other indebtedness that has later maturity dates) by issuing new debt securities in the private or public market. The Company has commenced discussions with investment banking firms relating to the issuance of new debt securities to refinance substantially all of the Company's existing debt. Although there can be no assurance that the Company will undertake such an offering, or that any such offering will be successful, based on the discussions to date, current market conditions in the market for non-investment grade debt, and the Company's historical and projected operating results, cash flows, and capital structure, the Company believes that it will be able to issue new debt securities with terms and interest rates reasonably satisfactory to the Company and in sufficient amounts to refinance substantially all of its outstanding debt securities prior to their maturity dates. At the present time, the aggregate principal amount of debt securities to be offered for sale and the specific terms of such securities have not been determined. If a public offering of securities is made, such offering will be made only by means of a prospectus. If a private offering of securities is made, the securities offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

         If, for any reason, the anticipated sale of such debt securities is not successful, the Company may, in the alternative, attempt to extend the maturity dates of its existing debt securities or to exchange new debt securities that have maturity dates later than 2000 for existing debt securities that mature in 2000. The Company's ability to refinance, extend, or exchange these securities on or before their maturity dates will depend on many factors, including, but not limited to, conditions in the market for non-investment grade debt. Accordingly, there can be no assurance that the Company will be successful in refinancing, extending, or exchanging such securities. In the event that the Company is not successful in refinancing, extending, or exchanging such debt securities, defaults may occur under the agreements relating to such securities. If a default occurs, it may trigger other defaults pursuant to cross-default provisions under other indebtedness of the Company. Holders of indebtedness on which defaults exist would be entitled to accelerate the maturity thereof, to cease making any further advances otherwise permitted under the related credit facilities, to seek to foreclose upon any assets securing such indebtedness, and to pursue other remedies. If any such actions were to be taken, the Company might be required to consider alternatives, including seeking relief from its creditors. Any such action by creditors could have a material adverse effect upon the Company. The consolidated financial statements do not include any adjustments that might result should the Company be unable to refinance, extend, or exchange these obligations on or before their maturity dates.

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

ORGANIZATIONAL CHANGES

         On March 31, 1999, the Company changed the name of its wholly-owned subsidiary, Lexington Components, Inc., to Lexington Rubber Group, Inc. and contributed the stock of its wholly-owned subsidiary, Lexington Precision GmbH and the assets, liabilities, and business operations of its Lexington Technologies division to Lexington Rubber Group, Inc.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

YEAR 2000

         The Company's compliance plan for software and/or hardware failures due to processing errors potentially arising from calculations using the year 2000 date is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         Although the Company has not yet developed specific contingency plans, based upon the Company's review of its IT and non-IT systems to date, the Company believes that there are no material internal issues regarding its year 2000 compliance that will not be resolved through normal equipment and software upgrades that will be made through 1999. The Company expects to have contingency plans in place by the third quarter of 1999.

         The status of the Company's year 2000 readiness effort as of March 31, 1999, is set forth in the table below:

                          ------------------------------------------------------------------------------------------

                                                              RESOLUTION PHASES
                          ------------------------------------------------------------------------------------------

                               ASSESSMENT          REMEDIATION             TESTING             IMPLEMENTATION
--------------------------------------------------------------------------------------------------------------------
        INFORMATION        100% complete        70% complete        Expected completion    Expected completion
        TECHNOLOGY                                                  second quarter 1999    second quarter 1999

 E     -------------------------------------------------------------------------------------------------------------
 X
 P      OPERATING          100% complete        85% complete        Expected completion    Expected completion
 O      EQUIPMENT WITH                                              second quarter 1999    second quarter 1999
 S      EMBEDDED CHIPS
 U      OR SOFTWARE
 R
 E     -------------------------------------------------------------------------------------------------------------

 T      PRODUCTS           100% complete        100% complete       100% complete          100% complete
 Y     -------------------------------------------------------------------------------------------------------------
 P
 E      THIRD PARTY        75% complete         Developing          Expected completion    Expected completion
                                                contingency plans   third quarter 1999     third quarter 1999
                                                as appropriate

--------------------------------------------------------------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information about market risk, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in
Part I, Item 2.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              The following exhibits are filed herewith:

              10-1 Amendment to Financing Agreements dated March 31, 1999, between the Company and Congress Financial Corporation

              10-2 Term Promissory Note dated March 31, 1999, between the Company and Congress Financial Corporation

              10-3 Amendment to Financing Agreements dated March 31, 1999, between Lexington Components, Inc. and Congress Financial Corporation

              10-4 Term Promissory Note dated March 31, 1999, between Lexington Components, Inc. and Congress Financial Corporation

              27-1   Financial Data Schedule

       (b)    REPORTS ON FORM 8-K

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1999.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LEXINGTON PRECISION CORPORATION
                                                       (Registrant)

May 14, 1999                               By:  /s/  Michael A. Lubin
------------                                    ---------------------
    Date                                        Michael A. Lubin
                                                Chairman of the Board


May 14, 1999                               By:  /s/  Warren Delano
------------                                    ------------------
    Date                                        Warren Delano
                                                President


May 14, 1999                               By:  /s/  Dennis J. Welhouse
------------                                    -----------------------
    Date                                        Dennis J. Welhouse
                                                Senior Vice President and
                                                 Chief Financial Officer


                                              EXHIBIT INDEX

           Exhibit
           Number                           Exhibit                                 Location
           --------                         -------                                 --------
             10-1          Amendment to Financing Agreements                Filed with this Form 10-Q
                           dated March 31, 1999, between the Company
                           and Congress

             10-2          Term Promissory Note dated March 31, 1999,       Filed with this Form 10-Q
                           between the Company and Congress

             10-3          Amendment to Financing Agreements                Filed with this Form 10-Q
                           dated March 31, 1999, between Lexington
                           Components, Inc. and Congress

             10-4          Term Promissory Note dated March 31, 1999,       Filed with this Form 10-Q
                           between Lexington Components, Inc. and
                           Congress

             27-1          Financial Data Schedule                          Filed with this Form 10-Q