Form 10-Q
period 1999-06-30
LEXINGTON PRECISION CORP
filed 1999-08-16
CIK 12570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


              COMMON STOCK, $0.25 PAR VALUE, 4,263,036 SHARES AS OF
                                 AUGUST 6, 1999
            (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
      ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)




================================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS





                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........25

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................26

Item 6.  Exhibits and Reports on Form 8-K....................................26



                                                    PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                   LEXINGTON PRECISION CORPORATION

                                                     CONSOLIDATED BALANCE SHEET
                                                       (THOUSANDS OF DOLLARS)
                                                             (UNAUDITED)


                                                                             JUNE 30,            DECEMBER 31,
                                                                               1999                  1998
                                                                           ------------          -----------

ASSETS:

Current assets:
   Cash                                                                      $    309              $    103
   Accounts receivable                                                         20,953                17,837
   Inventories                                                                  9,906                10,170
   Prepaid expenses and other assets                                            2,116                 2,063
   Deferred income taxes                                                        2,025                 2,025
                                                                             --------              --------
     Total current assets                                                      35,309                32,198
                                                                             --------              --------

Plant and equipment:
   Land                                                                         1,534                 1,549
   Buildings                                                                   23,164                23,753
   Equipment                                                                   91,682                90,306
                                                                             --------              --------
                                                                              116,380               115,608
   Accumulated depreciation                                                    54,576                52,871
                                                                             --------              --------
     Plant and equipment, net                                                  61,804                62,737
                                                                             --------              --------

Excess of cost over net assets of businesses acquired, net                      8,620                 8,778
                                                                             --------              --------

Other assets, net                                                               4,564                 4,612
                                                                             --------              --------

                                                                             $110,297              $108,325
                                                                             ========              ========









See notes to consolidated financial statements.         (continued on next page)


                                                   LEXINGTON PRECISION CORPORATION

                                               CONSOLIDATED BALANCE SHEET (CONTINUED)
                                                       (THOUSANDS OF DOLLARS)
                                                             (UNAUDITED)


                                                                          JUNE 30,                DECEMBER 31,
                                                                            1999                      1998
                                                                        ------------              ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
   Trade accounts payable                                                 $   9,210                $  11,291
   Accrued expenses                                                          10,013                    9,345
   Short-term debt                                                           17,619                   12,995
   Current portion of long-term debt                                         46,013                    6,597
                                                                          ---------                ---------
     Total current liabilities                                               82,855                   40,228
                                                                          ---------                ---------

Long-term debt, excluding current portion                                    32,647                   74,953
                                                                          ---------                ---------

Deferred income taxes and other long-term liabilities                         2,237                    2,220
                                                                          ---------                ---------

Redeemable preferred stock, $100 par value, at
 redemption value                                                               750                      750
Excess of redemption value over par value                                      (375)                    (375)
                                                                          ---------                ---------
   Redeemable preferred stock at par value                                      375                      375
                                                                          ---------                ---------

Stockholders' deficit:
   Common stock, $0.25 par value, 10,000,000 shares
    authorized, 4,348,951 shares issued                                       1,087                    1,087
   Additional paid-in-capital                                                12,220                   12,235
   Accumulated deficit                                                      (20,907)                 (22,556)
   Cost of common stock in treasury, 85,915 shares                             (217)                    (217)
                                                                          ---------                ---------
     Total stockholders' deficit                                             (7,817)                  (9,451)
                                                                          ---------                ---------

                                                                          $ 110,297                $ 108,325
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


                                                   LEXINGTON PRECISION CORPORATION

                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                            (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)


                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30                           JUNE 30
                                                                  -------------------------         -----------------------
                                                                     1999            1998             1999            1998
                                                                     ----            ----             ----            ----

Net sales                                                          $ 36,042        $ 31,024         $ 70,538        $ 63,221

Cost of sales                                                        29,691          26,090           59,095          53,502
                                                                   --------        --------         --------        --------

       Gross profit                                                   6,351           4,934           11,443           9,719

Selling and administrative expenses                                   3,257           2,863            6,323           5,666
                                                                   --------        --------         --------        --------

       Income from operations                                         3,094           2,071            5,120           4,053

Interest expense                                                      2,408           2,448            4,750           4,850
                                                                   --------        --------         --------        --------

       Income (loss) before income taxes and
        extraordinary item                                              686            (377)             370            (797)

Income tax provision                                                    171            --                 92            --
                                                                   --------        --------         --------        --------

       Net income (loss) before extraordinary item                      515            (377)             278            (797)

Extraordinary gain on repurchase of long-term debt,
   net of applicable income taxes                                      --              --              1,371            --
                                                                   --------        --------         --------        --------

       Net income (loss)                                           $    515        $   (377)        $  1,649        $   (797)
                                                                   ========        ========         ========        ========


Basic net income (loss) per common share:

       Net income (loss) before extraordinary item                 $   0.12        $  (0.09)        $   0.06        $  (0.20)
       Extraordinary gain                                              --              --               0.32            --
                                                                   --------        --------         --------        --------

       Net income (loss)                                           $   0.12        $  (0.09)        $   0.38        $  (0.20)
                                                                   ========        ========         ========        ========

Diluted net income (loss) per common share:

       Net income (loss) before extraordinary item                 $   0.11        $  (0.09)        $   0.06        $  (0.20)
       Extraordinary gain                                              --              --               0.32            --
                                                                   --------        --------         --------        --------

       Net income (loss)                                           $   0.11        $  (0.09)        $   0.38        $  (0.20)
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


                                                   LEXINGTON PRECISION CORPORATION

                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (THOUSANDS OF DOLLARS)
                                                             (UNAUDITED)


                                                                                         SIX MONTHS ENDED JUNE 30
                                                                                     ---------------------------------
                                                                                        1999                 1998
                                                                                        ----                 ----

OPERATING ACTIVITIES:

    Net income (loss)                                                                 $  1,649            $   (797)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Extraordinary gain on repurchase of long-term debt                               (1,828)               --
       Depreciation                                                                      5,394               4,763
       Amortization included in operating expense                                          837                 632
       Amortization included in interest expense                                           108                  99
       Changes in operating assets and liabilities that provided (used) cash:
          Trade receivables                                                             (3,116)              1,604
          Inventories                                                                      264              (1,434)
          Prepaid expenses and other assets                                                (53)                943
          Trade accounts payable                                                        (2,081)               (614)
          Accrued expenses                                                                 668                 673
       Other                                                                               423                  16
                                                                                      --------            --------
          Net cash provided by operating activities                                      2,265               5,885
                                                                                      --------            --------

INVESTING ACTIVITIES:

    Purchases of plant and equipment                                                    (5,005)             (8,849)
    Decrease in equipment deposits                                                         142                 244
    Proceeds from sales of equipment                                                        20                 183
    Expenditures for tooling owned by customers                                           (512)               (427)
    Other                                                                                 --                   343
                                                                                      --------            --------
          Net cash used by investing activities                                         (5,355)             (8,506)
                                                                                      --------            --------

FINANCING ACTIVITIES:

    Net increase in short-term debt                                                      4,624               1,824
    Proceeds from issuance of long-term debt                                            10,244               3,741
    Repayment of long-term debt                                                         (9,326)             (2,964)
    Repurchase of long-term debt                                                        (1,980)               --
    Other                                                                                 (266)                (17)
                                                                                      --------            --------
          Net cash provided by financing activities                                      3,296               2,584
                                                                                      --------            --------

Net increase (decrease) in cash                                                            206                 (37)
Cash at beginning of period                                                                103                 208
                                                                                      --------            --------

Cash at end of period                                                                 $    309            $    171
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

         In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1999, the Company's results of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the Company's cash flows for the six-month periods ended June 30, 1999 and 1998. All such adjustments were of a normal recurring nature.

         The results of operations for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Indebtedness totaling $38,129,000 matures during the first and second quarters of 2000. The Company's operations will not generate cash sufficient to satisfy such obligations at their maturities. The Company may attempt to refinance these obligations (and possibly other indebtedness that has later maturity dates) by issuing new debt securities in the private or public market. If, for any reason, the Company is not able to, or determines not to, sell such debt securities, the Company may, in the alternative, attempt to extend the maturity dates of its existing debt securities or to exchange new debt securities that have maturity dates later than 2000 for existing debt securities that mature in 2000. The Company's ability to refinance, extend, or exchange these securities on or before their maturity dates will depend on many factors, including, but not limited to, conditions in the market for non-investment grade debt. Accordingly, there can be no assurance that the Company will be successful in refinancing, extending, or exchanging such securities. In the event that the Company is not successful in refinancing, extending, or exchanging such debt securities, defaults may occur under the agreements relating to such securities. If a default occurs, it may trigger other defaults pursuant to cross-default provisions under other indebtedness of the Company. Holders of indebtedness on which defaults exist would be entitled to accelerate the maturity thereof, to cease making any further advances otherwise permitted under the related credit facilities, to seek to foreclose upon any assets securing such indebtedness, and to pursue other remedies. If any such actions were to be taken, the Company might be required to consider alternatives, including seeking relief from its creditors. Any such action by creditors could have a material adverse effect upon the Company. The consolidated financial statements do not include any adjustments that might result should the Company be unable to refinance, extend, or exchange these obligations on or before their maturity dates.

        The Company has commenced discussions with investment banking firms relating to the issuance of new debt securities to refinance substantially all of the Company's existing debt. There can be no assurance that the Company will undertake such an offering, or that any such offering will be successful. If a public offering of securities is made, such offering will be made only by means of a prospectus. If a

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


private offering of securities is made, the securities offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

NOTE 2 -- INVENTORIES

         Inventories at June 30, 1999, and December 31, 1998, are set forth below (dollar amounts in thousands):

                                               JUNE 30,      DECEMBER 31,
                                                 1999            1998
                                            -------------    ------------

      Finished goods                          $  3,539         $  4,272
      Work in process                            3,078            2,834
      Raw materials and purchased parts          3,289            3,064
                                              ---------        ---------

                                              $  9,906         $ 10,170
                                              =========        =========

NOTE 3 -- ACCRUED EXPENSES

         At June 30, 1999, and December 31, 1998, accrued expenses included accrued interest expense of $1,772,000 and $1,971,000, respectively.

NOTE 4 -- DEBT

         At June 30, 1999, and December 31, 1998, short-term debt consisted of loans outstanding under the Company's revolving line of credit. At June 30, 1999, and December 31, 1998, $952,000 and $3,850,000, respectively, of loans outstanding under the revolving line of credit were classified as long-term debt because they were refinanced under long-term loan agreements before the consolidated financial statements for the respective periods were issued. At June 30, 1999, loans outstanding under the revolving line of credit accrued interest at the prime rate plus 0.25% and the London Interbank Offered Rate ("LIBOR") plus 2.75%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         Long-term debt at June 30, 1999, and December 31, 1998, is set forth below (dollar amounts in thousands):

                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      1999                 1998
                                                                                  ------------        ------------

Long-term secured debt:
   Revolving line of credit, prime rate plus 0.25% and LIBOR plus 2.75%             $     952(1)       $  3,850(1)
   Term loan, due 2000, 12%                                                             1,370             1,370
   Term loans payable in equal monthly principal installments based on
    a 180-month amortization schedule, final maturities in 2001, 8.37%                  2,804             2,921
   Term loans payable in equal monthly principal installments, final
    maturities in 2002, LIBOR plus 2.75%                                                2,210             2,584
   Term loan payable in equal monthly principal installments based on
    a 180-month amortization schedule, final maturity in 2002, 9.37%                    1,351             1,404
   Term loan payable in equal monthly principal installments based on
    a 180-month amortization schedule, final maturity in 2002, 9%                       2,631             2,732
   Term loans payable in equal monthly principal installments, final
    maturity in 2002, prime rate plus 0.25% and LIBOR plus 2.75%                        2,597                 -
   Term loan payable in equal monthly principal installments, final
    maturity in 2003, prime rate plus 0.25%                                               681               770
   Term loan payable in equal monthly principal installments, final
    maturity in 2003, prime rate plus 0.25% and LIBOR plus 2.75%                          432(2)            492
   Term loan payable in equal monthly principal installments, final
    maturity in 2004, LIBOR plus 2.75%                                                  1,181                 -
   Term loan payable in equal monthly principal installments, final
    maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                        1,335             1,471
   Term loans payable in equal monthly principal installments, final
    maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                       15,239(2)         18,967
   Term loan payable in equal monthly principal installments, final
    maturity in 2005, LIBOR plus 2.75%                                                  1,228             1,388
   Term loan payable in equal monthly principal installments, final
    maturity in 2005, prime rate plus 0.25% and LIBOR plus 2.75%                        1,458(2)          1,579
   Term loan payable in equal monthly principal installments, final
    maturity in 2006, prime rate plus 0.25%                                               559                 -
   Term loans payable in equal monthly principal installments, final
    maturity in 2006, prime rate plus 0.25% and LIBOR plus 2.75%                        5,737(2)          1,300
                                                                                    ---------          --------

         Total long-term secured debt                                               $  41,765          $ 40,828
                                                                                    ---------          --------

(continued on next page)

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             (UNAUDITED)
(continued from prior page)

                                                                                  JUNE 30,              DECEMBER 31,
                                                                                    1999                    1998
                                                                               ------------              ----------

Long-term unsecured debt:
10.5% senior note, due 2000                                                         $ 7,500              $ 7,500
12.75% senior subordinated notes, due 2000                                           27,912               31,720
14% junior subordinated convertible notes, due 2000, convertible
 into 440,000 shares of common stock                                                  1,000                1,000
14% junior subordinated nonconvertible notes, due 2000                                  347                  347
Other unsecured obligations                                                             136                  155
                                                                                    -------              -------
   Total long-term unsecured debt                                                    36,895               40,722
                                                                                    -------              -------

   Total long-term debt                                                              78,660               81,550

     Less current portion                                                            46,013                6,597
                                                                                    -------              -------

      Total long-term debt, excluding current portion                               $32,647              $74,953
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

         RESTRICTIVE COVENANTS

         Certain of the Company's financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage, and other covenants that place certain restrictions on the Company's business and operations, including the incurrence or assumption of additional debt, the sale of all or substantially all of the Company's assets, the funding of capital expenditures, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions. During May 1999, a covenant related to the maintenance of net working capital was amended.

NOTE 5 -- INCOME TAXES

         During the first six months of 1999, the Company recorded income tax expense of $549,000, which consisted of estimated federal alternative minimum tax and state income tax. Of this amount,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


$457,000 relates to the extraordinary gain on the repurchase of long-term debt, which is shown net of such income tax expense in the consolidated statement of operations.

         At June 30, 1999, and December 31, 1998, the excess of the Company's deferred income tax assets over its deferred income tax liabilities was fully offset by a valuation allowance.

NOTE 6 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the three-month and six-month periods ended June 30, 1999 and 1998, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's potentially dilutive securities (the 14% junior subordinated convertible notes and the $8 cumulative convertible redeemable preferred stock, series B), before giving effect to the extraordinary gain, was not dilutive for the three-month period ended June 30, 1998, or the six-month periods ended June 30, 1999 and 1998. As a result, the calculation of diluted net income or loss per common share set forth below for those periods does not reflect any pro forma conversion.

                                                                         THREE MONTHS              SIX MONTHS
                                                                             ENDED                   ENDED
                                                                            JUNE 30                 JUNE 30
                                                                      -------------------     -------------------
                                                                       1999        1998        1999       1998
                                                                       ----        ----        ----       ----

Numerator:
     Net income (loss) before extraordinary item                     $    515    $  (377)    $   278    $   (797)
     Preferred stock dividends                                             (7)        (9)        (15)        (17)
     Excess of redemption value over par value of  preferred
      stock redeemed during year                                          (11)       (11)        (22)        (22)
                                                                      --------    -------     -------    --------

     Numerator for basic net income (loss) per share--income
      available to common stockholders before extraordinary
      item                                                                497       (397)        241        (836)

     Effect of assumed conversion of dilutive securities:
        14% junior convertible notes                                       26          -           -           -
                                                                      --------    -------     -------    --------

     Numerator for diluted net income (loss) per
      share--income available to common stockholders after
      assumed conversions and before extraordinary item                   523       (397)        241        (836)

     Extraordinary gain                                                     -          -       1,371           -
                                                                      --------    -------     -------    --------

     Numerator for net income (loss) per share--income
      available to common stockholders after extraordinary
      item and assumed conversions                                   $    523    $  (397)    $ 1,612    $   (836)
                                                                      ========    =======     =======    ========



(continued on next page)

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             (UNAUDITED)
(continued from prior page)

                                                                             THREE MONTHS                   SIX MONTHS
                                                                                ENDED                          ENDED
                                                                               JUNE 30                        JUNE 30
                                                                      ------------------------       ------------------------
                                                                         1999           1998           1999            1998
                                                                      ---------      ---------       ---------      ---------

Denominator:
     Denominator for basic net income (loss) per
      share--weighted-average common shares                               4,263          4,263           4,263          4,263

     Effect of assumed conversion of dilutive securities:
        14% junior convertible notes                                        440           --              --             --
                                                                      ---------      ---------       ---------      ---------

     Denominator for diluted net income (loss) per share and
      extraordinary gain--weighted-average common shares
      with assumed conversions                                            4,703          4,263           4,263          4,263
                                                                      =========      =========       =========      =========


Basic net income (loss) per common share:

     Net income (loss) before extraordinary item                      $    0.12      $   (0.09)      $    0.06      $   (0.20)
     Extraordinary gain                                                    --             --              0.32        --
                                                                      ---------      ---------       ---------      ---------

     Basic net income (loss)                                          $    0.12      $   (0.09)      $    0.38      $   (0.20)
                                                                      =========      =========       =========      =========

Diluted net income (loss) per common share:

     Net income (loss) before extraordinary item                      $    0.11      $   (0.09)      $    0.06      $   (0.20)
     Extraordinary gain                                                    --             --              0.32        --
                                                                      ---------      ---------       ---------      ---------

     Diluted net income (loss)                                        $    0.11      $   (0.09)      $    0.38      $   (0.20)
                                                                      =========      =========       =========      =========



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month and six-month periods ended June 30, 1999 and 1998 is summarized below (dollar amounts in thousands):

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30                         JUNE 30
                                                                 -------------------------        ------------------------
                                                                    1999            1998            1999           1998
                                                                 ---------       ---------        ---------      ---------
         NET SALES:
            Rubber Group                                         $  26,206       $  23,242       $  51,166       $  47,076
            Metals Group                                             9,836           7,782          19,372          16,145
                                                                 ---------       ---------       ---------       ---------

                Total net sales                                  $  36,042       $  31,024       $  70,538       $  63,221
                                                                 =========       =========       =========       =========

         INCOME (LOSS) FROM OPERATIONS:
            Rubber Group                                         $   4,117       $   3,923       $   7,433       $   7,658
            Metals Group                                              (294)         (1,334)           (989)         (2,593)
            Corporate office                                          (729)           (518)         (1,324)         (1,012)
                                                                 ---------       ---------       ---------       ---------

                Total income from operations                     $   3,094       $   2,071       $   5,120       $   4,053
                                                                 =========       =========       =========       =========

         ASSETS:
            Rubber Group                                         $  69,635       $  65,894       $  69,635       $  65,894
            Metals Group                                            37,651          38,906          37,651          38,906
            Corporate office                                         3,011           1,189           3,011           1,189
                                                                 ---------       ---------       ---------       ---------

                Total  assets                                    $ 110,297       $ 105,989       $ 110,297       $ 105,989
                                                                 =========       =========       =========       =========

         DEPRECIATION AND AMORTIZATION:
            Rubber Group                                         $   2,061       $   1,846       $   4,025       $   3,603
            Metals Group                                             1,081             938           2,187           1,784
            Corporate office                                            72              54             127             107
                                                                 ---------       ---------       ---------       ---------

                Total depreciation and amortization              $   3,214       $   2,838       $   6,339       $   5,494
                                                                 =========       =========       =========       =========

         CAPITAL EXPENDITURES:
            Rubber Group                                         $   2,532       $   2,658       $   3,556       $   4,651
            Metals Group                                               564           2,747           1,379           4,138
            Corporate office                                            21              57              70              60
                                                                 ---------       ---------       ---------       ---------

                Total capital expenditures                       $   3,117       $   5,462       $   5,005       $   8,849
                                                                 =========       =========       =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 -- EXTRAORDINARY ITEM

         During the first quarter of 1999, the Company recorded an extraordinary gain, net of estimated income tax expense, of $1,371,000 on the repurchase of $3,808,000 principal amount of its 12.75% senior subordinated notes.

NOTE 9 -- PLANT CLOSURE

         In May 1999, the Company closed a 21,000 square foot diecasting facility in Manchester, New York. For the six-month periods ended June 30, 1999 and 1998, the Manchester facility had net sales of $894,000 and $1,258,000, respectively, and losses from operations of $214,000 and $102,000, respectively. At June 30, 1999, the Manchester facility had net assets, before deducting indebtedness secured by the assets of the Manchester facility, of $224,000.

         The Company presently anticipates that it will complete the disposal of the assets of the facility during 1999. During the second quarter of 1999, the Company recorded expenses related to the closure and disposal of the facility in the amount of $590,000, of which $535,000 was charged to cost of sales and $55,000 was charged to selling and administrative expenses. The expenses included $335,000 for the write-down of plant and equipment, $107,000 of employee severance payments, and $148,000 of other plant closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Various statements in this Item 2 that are not historical facts are "forward-looking statements," as such term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements usually can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," "estimates," "projects," or the negative thereof. They may include discussions of strategy, which involves risks and uncertainties, and they typically are based upon projections and estimates, as distinct from past or historical facts and events.

         Forward-looking statements are subject to a number of risks, uncertainties, contingencies, and other factors that could cause the actual results or performance of the Company to be materially different from the future results or performance expressed in or implied by such statements. Such risks and uncertainties for the Company include (1) increases and decreases in business awarded to the Company by its various customers, (2) unanticipated price reductions for the Company's products as a result of competition,
(3) unanticipated operating results and cash flows, (4) increases or decreases in capital expenditures, (5) unforeseen product liability claims, (6) changes in economic conditions, (7) changes in the competitive environment, (8) changes in the capital markets, (9) labor interruptions at the Company or at its customers,
(10) disruptions that may be caused by year 2000 software or hardware problems, and (11) the inability of the Company to obtain additional borrowings or to refinance its existing indebtedness.

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

RESULTS OF OPERATIONS -- SECOND QUARTER OF 1999 VERSUS SECOND QUARTER OF 1998

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

         The following table sets forth the operating results of the Rubber Group for the second quarters of 1999 and 1998 (dollar amounts in thousands):

                                                                  THREE MONTHS ENDED JUNE 30
                                                           -----------------------------------------
                                                                 1999                   1998
                                                           ------------------     ------------------

           Net sales                                      $  26,206    100.0%    $  23,242    100.0%
           Cost of sales                                     20,420     77.9        17,769     76.5
                                                           ---------  -------     ---------  -------
           Gross profit                                       5,786     22.1         5,473     23.5
           Selling and administrative expenses                1,669      6.4         1,550      6.7
                                                           ---------  -------     ---------  -------

           Income from operations                         $   4,117     15.7%    $   3,923     16.9%
                                                           =========  =======     =========  =======

         During the second quarter of 1999, net sales of the Rubber Group increased by $2,964,000, or 12.8%, compared to the second quarter of 1998. This increase was primarily due to increased unit sales of seals for automotive wiring systems and insulators for automotive ignition wire sets and, to a lesser extent, increased unit sales of components for medical devices, offset, in part, by reduced sales of tooling and by price reductions on certain automotive components.

         During the second quarter of 1999, income from operations totaled $4,117,000, an increase of $194,000, or 4.9%, compared to the second quarter of 1998. The Rubber Group's operating results for the second quarter of 1998 included a credit to cost of sales of $622,000 resulting from a special rebate from the State of Ohio Bureau of Workers' Compensation, which represented the Company's share of a distribution of excess funds accumulated by the Bureau. Excluding the special rebate from the Rubber Group's operating results for the second quarter of 1998, income from operations increased by $816,000, or 24.7%. Cost of sales as a percentage of net sales increased during the second quarter of 1999 compared to the second quarter of 1998, principally as a result of the rebate, which reduced cost of sales as a percentage of net sales during the second quarter of 1998 by 2.7 percentage points. The effect of the rebate was offset by a reduction in tooling sales, which generate little or no gross profit, and a reduction in direct labor cost as a percentage of net sales, which resulted primarily from improved operating efficiencies. Excluding the special rebate, cost of sales as a percentage of net sales decreased from 79.1% to 77.9%.

         Selling and administrative expenses as a percentage of net sales decreased during the second quarter of 1999 compared to the second quarter of 1998, primarily because those expenses are partially fixed in nature.

         During the second quarter of 1999, depreciation and amortization at the Rubber Group totaled $2,061,000, or 7.9% of net sales, compared to $1,846,000, or 7.9% of net sales, during the second quarter of 1998. During the second quarter of 1999, earnings before interest, taxes, depreciation, and amortization ("EBITDA") was $6,178,000, an increase of $409,000 compared to the second quarter of 1998. Excluding the special rebate, EBITDA increased by $1,031,000. (EBITDA is not a measure of performance under generally accepted accounting principles. While EBITDA should not be used as a substitute for net income, cash flows from operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles, EBITDA is used by certain investors as supplemental information to evaluate a company's financial performance, including its ability to incur and/or service debt. The definition of EBITDA used in this Form 10-Q may not be the same as the definition of EBITDA used by other companies.)

         METALS GROUP

         The Metals Group manufactures aluminum and magnesium die castings and machines aluminum, brass, and steel components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and the Company.

         Since 1997, the Company has been implementing a strategy designed to improve the profitability and growth potential of the Metals Group by eliminating the production of a large number of diverse, short-run components and by building productive capacity to manufacture higher-volume components for customers in target markets. The repositioning has entailed a shift to a new customer base and has required that the Company's manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning of the Metals Group has caused the Company to experience underabsorption of fixed overhead resulting from the cut-back in short-run business. The Metals Group has incurred expenses for the implementation of improved quality systems, expenses related to moving and reinstalling equipment, expenses related to building upgrades, costs related to establishing relationships with major new customers, and costs resulting from inefficiencies experienced during the rollout of new products. These factors and the fact that new, high-volume business is limited at this stage of the transition adversely affected the results of operations and cash flow of the Metals Group during 1998 and the first six months of 1999.

         In May 1999, the Company closed a 21,000 square foot diecasting facility in Manchester, New York. For the six-month periods ended June 30, 1999 and 1998, the Manchester facility had net sales of $894,000 and $1,258,000, respectively, and losses from operations of $214,000 and $102,000, respectively. At June 30, 1999, the Manchester facility had net assets, before deducting indebtedness secured by the assets of the Manchester facility, of $224,000.

         The Company presently anticipates that it will complete the disposal of the assets of the facility during 1999. During the second quarter of 1999, the Company recorded expenses related to the closure and disposal of the facility in the amount of $590,000, of which $535,000 was charged to cost of sales and $55,000 was charged to selling and administrative expenses. The expenses included $335,000 for the write-down of plant and equipment, $107,000 of employee severance payments, and $148,000 of other plant closing costs.

         The following table sets forth the operating results of the Metals Group for the second quarters of 1999 and 1998 (dollar amounts in thousands):

                                                                  THREE MONTHS ENDED JUNE 30
                                                           -----------------------------------------
                                                                 1999                   1998
                                                           ------------------     ------------------

           Net sales                                      $  9,836     100.0%    $   7,782    100.0%
           Cost of sales                                     9,271      94.3         8,321    106.9
                                                           --------   -------     ---------  -------
           Gross profit (loss)                                 565       5.7          (539)    (6.9)
           Selling and administrative expenses                 859       8.7           795     10.2
                                                           --------   -------     ---------  -------

           Loss from operations                           $   (294)     (3.0)%   $  (1,334)   (17.1)%
                                                           ========   =======     =========  =======

         During the second quarter of 1999, net sales of the Metals Group increased by $2,054,000, or 26.4%, compared to the second quarter of 1998. This increase resulted primarily from increased net sales of automotive components at Lexington Die Casting and increased net sales of automotive airbag components at the Arizona Division of Lexington Machining.

         Excluding the $590,000 of closure expenses related to the Manchester facility, the Metals Group recorded income from operations of $296,000 during the second quarter of 1999, compared to a loss from operations of $1,334,000 during the second quarter of 1998. Excluding the $535,000 of Manchester closure expenses charged to cost of sales, cost of sales as a percentage of net sales decreased from 106.9% during the second quarter of 1998 to 88.8% during the second quarter of 1999, primarily due to (1) increased absorption of fixed manufacturing overhead, which resulted from higher sales levels, (2) a reduction in direct labor costs as a percentage of net sales, which resulted from improved operating efficiencies and increased utilization of skilled equipment operators who had been retained during prior periods of lower sales volume, (3) a reduction in employee benefit costs, which resulted from an improved loss history, and (4) a reduction in operating supply costs, which resulted primarily from in-house production of perishable tooling. Such reductions were offset, in part, by an increase in material costs as a percentage of net sales, which resulted from increased sales of tooling at Lexington Die Casting, and by increased depreciation and amortization expenses.

         Selling and administrative expenses as a percentage of net sales decreased during the second quarter of 1999, primarily because those expenses are partially fixed in nature. Excluding the $55,000 of Manchester closure expenses charged to selling and administrative expenses, selling and administrative expenses were 8.2% of net sales during the second quarter of 1999.

         During the second quarter of 1999, depreciation and amortization at the Metals Group totaled $1,081,000, or 11.0% of net sales, compared to $938,000, or 12.1% of net sales, during the second quarter of 1998. EBITDA increased to $787,000 an increase of $1,183,000 compared to the second quarter of 1998. Excluding the $590,000 of closure expenses related to the Manchester facility, EBITDA was $1,377,000.

         CORPORATE OFFICE

         Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $729,000 and $518,000 during the second quarters of 1999 and 1998, respectively. The increase in corporate office expenses during the second quarter of 1999 resulted primarily from the accrual of management incentive compensation. No management incentive compensation was accrued for corporate office personnel during the second quarter of 1998.

         During the second quarters of 1999 and 1998, depreciation at the corporate office totaled $14,000 and $5,000, respectively.

         INTEREST EXPENSE

         During the second quarters of 1999 and 1998, interest expense totaled $2,408,000 and $2,448,000, respectively.

         INCOME TAXES

         During the second quarter of 1999, the Company recorded income tax expense of $171,000, which consisted of estimated federal alternative minimum tax and state income tax.

         At June 30, 1999, and December 31, 1998, the excess of the Company's deferred income tax assets over its deferred income tax liabilities was fully offset by a valuation allowance.

RESULTS OF OPERATIONS -- FIRST SIX MONTHS OF 1999 VERSUS FIRST SIX MONTHS OF
1998

         RUBBER GROUP

         The following table sets forth the operating results of the Rubber Group for the first six months of 1999 and 1998 (dollar amounts in thousands):

                                                                   SIX MONTHS ENDED JUNE 30
                                                           -----------------------------------------
                                                                 1999                   1998
                                                           ------------------     ------------------

           Net sales                                      $  51,166    100.0%    $  47,076    100.0%
           Cost of sales                                     40,442     79.0        36,391     77.3
                                                           ---------  -------     ---------  -------
           Gross profit                                      10,724     21.0        10,685     22.7
           Selling and administrative expenses                3,291      6.4         3,027      6.4
                                                           ---------  -------     ---------  -------

           Income from operations                         $   7,433     14.5%    $   7,658     16.3%
                                                           =========  =======     =========  =======

         During the first six months of 1999, net sales of the Rubber Group increased by $4,090,000, or 8.7%, compared to the first six months of 1998. This increase was primarily due to increased unit sales of seals for automotive wiring systems and insulators for automotive ignition wire sets and, to a lesser extent, increased unit sales of components for medical devices, offset, in part, by reduced sales of tooling and by price reductions on certain automotive components.

         During the first six months of 1999, income from operations totaled $7,433,000, a decrease of $225,000, or 2.9%, compared to the first six months of 1998. The Rubber Group's operating results for the first six months of 1998 included a credit to cost of sales of $622,000 resulting from a special rebate from the State of Ohio Bureau of Workers' Compensation, which represented the Company's share of a distribution of excess funds accumulated by the Bureau. Excluding the special rebate from the Rubber Group's operating results for the first six months of 1998, income from operations increased by $397,000 or 5.6%. Cost of sales as a percentage of net sales increased during the first six months of 1999 compared to the first six months of 1998, principally as a result of the rebate, which reduced cost of sales as a percentage of net sales during the first six months of 1998 by 1.3%. Excluding the special rebate, cost of sales as a percentage of net sales increased from 78.6% to 79.0%.

         Selling and administrative expenses as a percentage of net sales were unchanged during the first six months of 1999 compared to the first six months of 1998.

         During the first six months of 1999, depreciation and amortization at the Rubber Group totaled $4,025,000, or 7.9% of net sales, compared to $3,603,000, or 7.7% of net sales, during the first six months of 1998. During the first six months of 1999, EBITDA was $11,458,000, an increase of $197,000 compared to first six months of 1998. Excluding the special rebate, EBITDA increased by $819,000.

         METALS GROUP

         The following table sets forth the operating results of the Metals Group for the first six months of 1999 and 1998 (dollar amounts in thousands):

                                                                  SIX MONTHS ENDED JUNE 30
                                                           ----------------------------------------
                                                                 1999                   1998
                                                           -----------------      -----------------

           Net sales                                      $  19,372   100.0%     $ 16,145    100.0%
           Cost of sales                                     18,653    96.3        17,111    106.0
                                                           --------- -------      --------  -------
           Gross profit (loss)                                  719     3.7          (966)    (6.0)
           Selling and administrative expenses                1,708     8.8         1,627     10.1
                                                           --------- -------      --------  -------

           Loss from operations                           $    (989)   (5.1)%    $ (2,593)   (16.1)%
                                                           ========= =======      ========  =======

         During the first six months of 1999, net sales of the Metals Group increased by $3,227,000, or 20.0%, compared to the first six months of 1998. This increase resulted primarily from increased net sales of automotive components at Lexington Die Casting and to a lesser extent from increased net sales of automotive airbag components at the Arizona Division of Lexington Machining.

         Excluding the $590,000 of closure expenses related to the Manchester facility, the Metals Group incurred a loss from operations of $399,000 during the first six months 1999, compared to a loss from operations of $2,593,000 during the first six months 1998. Excluding the $535,000 of the Manchester closure expenses charged to cost of sales, cost of sales as a percentage of net sales decreased from 106.0% during the first six months of 1998 to 93.5% during the first six months of 1999, primarily due to (1) increased absorption of fixed manufacturing overhead, which resulted from higher sales levels, (2) a reduction in direct labor costs as a percentage of net sales, which resulted from improved operating efficiencies and increased utilization of skilled equipment operators who had been retained during prior periods of lower sales volume, (3) a reduction in employee benefit costs, which resulted from an improved loss history, and (4) a reduction in operating supply costs, which resulted primarily from in-house production of perishable tooling. Such reductions were offset, in part, by an increase in material costs as a percentage of net sales, which resulted from increased sales of tooling at Lexington Die Casting, and by increased depreciation and amortization expenses.

         Selling and administrative expenses as a percentage of net sales decreased during the first six months of 1999, primarily because those expenses are partially fixed in nature.

         During the first six months of 1999, depreciation and amortization at the Metals Group totaled $2,187,000, or 11.3% of net sales, compared to $1,784,000, or 11.0% of net sales, during the first six months of 1998. EBITDA increased to $1,198,000 an increase of $2,007,000 compared to the first six months of 1998. Excluding the $590,000 of closure expenses related to the Manchester facility, EBITDA was $1,788,000.

         CORPORATE OFFICE

         Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $1,324,000 and $1,012,000 during the first six months of 1999 and 1998, respectively. The increase in corporate office expenses during the first six months of 1999 resulted primarily from the accrual of management incentive compensation. No management incentive compensation was accrued for corporate office personnel during the second quarter of 1998.

         During the first six months 1999 and 1998, depreciation at the corporate office totaled $19,000 and $8,000, respectively.

         INTEREST EXPENSE

         During the first six months of 1999 and 1998, interest expense totaled $4,750,000 and $4,850,000, respectively.

         EXTRAORDINARY GAIN

         During the first six months of 1999, the Company recorded an extraordinary gain, net of estimated income tax expense, of $1,371,000 on the repurchase of $3,808,000 principal amount of its 12.75% senior subordinated notes.

         INCOME TAXES

         During the first six months of 1999, the Company recorded income tax expense of $549,000, which consisted of estimated federal alternative minimum tax and state income tax. Of this amount $457,000 relates to the extraordinary gain on the repurchase of long-term debt, which is shown net of such income tax expense in the consolidated statement of operations.

         At June 30, 1999, and December 31, 1998, the excess of the Company's deferred income tax assets over its deferred income tax liabilities was fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first six months of 1999, the operating activities of the Company provided $2,265,000 of cash.

         Accounts receivable increased by $3,116,000. This increase was caused primarily by the increase in net sales and by a change in the timing of payments from the Company's largest customer. Trade accounts payable decreased by $2,081,000. This decrease was caused primarily by a reduction in average days outstanding and by a $700,000 reduction in payables related to the purchase of plant, equipment, and customer-owned tooling, which resulted from a reduction in capital expenditures compared to the first six months of 1998.

         INVESTING ACTIVITIES

         During the first six months of 1999, the investing activities of the Company used $5,355,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the corporate office totaled $3,556,000, $1,379,000, and $70,000, respectively. The Company presently projects that capital expenditures will total approximately $13,500,000 in 1999, including $13,100,000 for equipment and $400,000 for land and buildings. Capital expenditures for the Rubber Group, the Metals Group, and the corporate office are projected to total $9,000,000, $4,400,000, and $100,000, respectively. At June 30, 1999, the Company had outstanding commitments to purchase plant and equipment of $1,594,000.

         FINANCING ACTIVITIES

         During the first six months of 1999, the financing activities of the Company provided $3,296,000 of cash.

         During the first six months of 1999, the Company obtained new term loans in the aggregate amount of $10,244,000, which refinanced $2,090,000 of existing term loans and $8,154,000 of loans outstanding under the Company's revolving line of credit. Also, during the first six months, the Company repurchased $3,808,000 principal amount of its 12.75% senior subordinated notes for $1,980,000; the purchase was financed through borrowings under the Company's revolving line of credit.

         LIQUIDITY

         The Company finances its operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under a revolving line of credit. The Company's ability to borrow under its revolving line of credit is subject to, among other things, covenant compliance and certain availability formulas based on the levels of the Company's accounts receivable and inventories. In January 1999, the revolving line of credit was amended to extend its expiration date to April 1, 2002. Also in January 1999, one of the Company's lenders provided the Company with an equipment line of credit in the amount of $5,000,000, which can be used to finance a portion of the cost of certain equipment. On August 2, 1999, the Company borrowed $845,000 under this line of credit, leaving $4,155,000 available to finance future equipment purchases. In March 1999, another of the Company's lenders provided the Company with an equipment line of credit in the amount of $1,822,000. On July 29, 1999, the Company borrowed $450,000 under this line of credit, utilizing substantially all of the remaining availability under this equipment line of credit.

         The Company operates with substantial financial leverage and limited liquidity. During the first six months of 1999, the Company's aggregate indebtedness, excluding trade accounts payable, increased by $1,734,000 to $96,279,000. During the second half of 1999, interest and scheduled principal payments are projected to be approximately $4,700,000 and $4,000,000, respectively.

         The Company had a net working capital deficit of $47,546,000 at June 30, 1999, compared to a net working capital deficit of $8,030,000 at December 31, 1998. The increase occurred primarily because the Company's 12% term note, 10.5% senior note, 12.75% senior subordinated notes, and 14% junior subordinated notes which have an aggregate principal balance of $38,219,000, mature during the first half of 2000 and have been classified at June 30, 1999, as current liabilities in the Company's consolidated financial statements. Loans of $17,619,000 and $12,995,000 outstanding under the revolving line of credit were classified as short-term debt at June 30, 1999 and December 31, 1998, respectively. Although the expiration date of the revolving line of credit is April 1, 2002, these loans have been classified as current liabilities because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company.

         At August 12, 1999, availability under the Company's revolving line of credit totaled $1,825,000 before outstanding checks of $1,356,000 were deducted.

         Substantially all of the assets of the Company and its subsidiary, Lexington Rubber Group, Inc., are pledged as collateral for certain of the Company's indebtedness. Certain of the Company's financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage and other covenants that place certain restrictions on the Company's business and operations, including covenants relating to the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of the Company's assets, the purchase of plant and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions.

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

         As discussed previously, indebtedness totaling $38,129,000 matures during the first and second quarters of 2000. The Company's operations will not generate cash sufficient to satisfy such obligations at their maturities. The Company may attempt to refinance these obligations (and possibly other indebtedness that has later maturity dates) by issuing new debt securities in the private or public market. If, for any reason, the Company is not able to, or determines not to, sell such debt securities, the Company may, in the alternative, attempt to extend the maturity dates of its existing debt securities or to exchange new debt securities that have maturity dates later than 2000 for existing debt securities that mature in 2000. The Company's ability to refinance, extend, or exchange these securities on or before their maturity dates will depend on many factors, including, but not limited to, conditions in the market for non-investment grade debt. Accordingly, there can be no assurance that the Company will be successful in refinancing, extending, or exchanging such securities. In the event that the Company is not successful in refinancing, extending, or exchanging such debt securities, defaults may occur under the agreements relating to such securities. If a default occurs, it may trigger other defaults pursuant to cross-default provisions under other indebtedness of the Company. Holders of indebtedness on which defaults exist would be entitled to accelerate the maturity thereof, to cease making any further advances otherwise permitted under the related credit facilities, to seek to foreclose upon any assets securing such indebtedness, and to pursue other remedies. If any such actions were to be taken, the Company might be required to consider alternatives, including seeking relief from its creditors. Any such action by creditors could have a material adverse effect upon the Company. The consolidated financial statements do not include any adjustments that might result should the Company be unable to refinance, extend, or exchange these obligations on or before their maturity dates.

         The Company has commenced discussions with investment banking firms relating to the issuance of new debt securities to refinance substantially all of the Company's existing debt. There can be no assurance that the Company will undertake such an offering, or that any such offering will be successful. If a public offering of securities is made, such offering will be made only by means of a prospectus. If a private offering of securities is made, the securities offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

COMMITMENTS AND CONTINGENCIES

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is a party are at various stages of completion. Although there can be no assurance as to the outcome of existing or potential litigation, in the event such litigation were commenced, based upon the information currently available to the Company, the Company believes that the outcome of such actions will not have a material adverse effect upon its financial position.

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

         As of June 30, 1999, the Company has completed its year 2000 readiness program to identify, repair or replace, and test any of its information technology (software and hardware) (collectively, IT systems) and non-IT systems, which include embedded technology such as microprocessors commonly found in modern manufacturing equipment. The Company has also substantially completed its plan to evaluate the year 2000 readiness of its major trading partners, including customers and suppliers of materials and services. In particular, the Company sent comprehensive year 2000 readiness questionaires to all such partners, and approximately 94% of the Company's major trading partners have responded. To date, all such respondents have indicated that they are, or reasonably believe that they will be, year 2000 ready prior to January, 1 2000. In spite of such assurances, the Company cannot guarantee that all of its major trading partners are, or will be, year 2000 ready.

         Based upon the Company's review of its IT and non-IT systems to date, the Company believes that there are no material internal issues regarding its year 2000 compliance that will not be resolved through normal equipment and software upgrades that will be made through 1999. Although the Company does not have a system in place for tracking costs related to its year 2000 readiness plan, the Company believes that through June 30, 1999, approximately $350,000 has been spent to assess, modify, or replace non-compliant systems and that an additional $300,000 will be spent during the six months ending December 31, 1999, to modify or replace non-compliant systems.

         The Company has developed a contingency plan to provide for alternate methods of processing business information if any of the Company's information processing systems experiences a year 2000 problem, to attempt to safeguard the assets of the Company if a utility fails to provide heating fuel or electrical power, and if deemed appropriate and available, identify alternate sources of supply for materials and services.

         As a major supplier of certain automotive components to Tier 1 and original equipment automotive manufacturers, the Company believes that its most reasonably likely worst case scenario resulting from a year 2000 problem would be the shut down of the factories of one of its suppliers or customers. The costs resulting from such a shutdown could have a material adverse effect upon the results of operations and financial position of the Company. The Company has little or no ability to deal with a risk such as this, which is beyond its control.

         The status of the Company's year 2000 readiness effort as of June 30, 1999, is set forth in the table below:

                          -------------------------------------------------------------------------------------------

                                                              RESOLUTION PHASES
                          -------------------------------------------------------------------------------------------

                               ASSESSMENT           REMEDIATION              TESTING             IMPLEMENTATION
---------------------------------------------------------------------------------------------------------------------
        INFORMATION        100% complete        98% complete          98% complete           98% complete
        TECHNOLOGY


   E   --------------------------------------------------------------------------------------------------------------
   X
   P
   O    OPERATING          100% complete        98% complete          98% complete           98% complete
   S    EQUIPMENT WITH
   U    EMBEDDED CHIPS
   R    OR SOFTWARE
   E
       --------------------------------------------------------------------------------------------------------------
   T
   Y    PRODUCTS           100% complete        100% complete         100% complete          100% complete
   P   --------------------------------------------------------------------------------------------------------------
   E
        THIRD PARTY        94% complete         Contingency plans     Contingency plans      Contingency plans
                                                as deemed necessary   as deemed necessary    as deemed necessary
                                                are in place          are in place           are in place

---------------------------------------------------------------------------------------------------------------------

         While the Company believes its planning efforts are adequate to address its internal year 2000 concerns, there can be no assurance that the systems of the Company's major trading partners, on which the Company's systems and operations rely, will be year 2000 compliant. If a significant number of the Company's major trading partners experience failures in their computer systems or operations due to year 2000 non-compliance, such events could have a material adverse affect on the Company's business, revenues and results of operations. Furthermore, if for any reason the Company or any of its major trading partners fail to complete appropriate remediation programs or fail to complete remediation programs on a timely basis, such failure could have a material adverse effect on the Company's business, revenues and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The company does not invest in or trade market risk sensitive instruments. The Company also does not have any foreign operations or any significant amount of foreign sales and therefore believes that its exposure to foreign currency exchange rate risk is minimal.

         At June 30, 1999, the Company had $51,228,000 of outstanding floating rate debt at interest rates of prime plus 0.25% and the London Inter-bank Offered Rate ("LIBOR") plus 2.75%. Currently the Company does not purchase derivative financial instruments to hedge or reduce its interest rate risk. As a result, a change in either the lender's prime rate or LIBOR would affect the rate at which the Company borrows funds under these respective agreements.

         At June 30, 1999, the Company had $45,051,000 of fixed rate long-term debt outstanding with a weighted-average interest rate of 11.78%, of which $38,129,000 becomes due during the first and second quarters of 2000. The Company may attempt to refinance these obligations by issuing new debt securities in the private or public market. If, for any reason, the Company is unable to sell such debt securities, the Company may, in the alternative, attempt to extend the maturity dates of its existing debt securities or to exchange new debt securities that have maturity dates later than 2000 for existing debt securities that mature in 2000. The rate of interest at which the Company may be able to refinance, extend, or exchange the securities coming due during the first and second quarters of 2000 will depend on many factors, including, but not limited to, the rate of interest for non-investment grade debt, and may be significantly higher than the weighted-average interest rate on the Company's existing fixed rate debt. Also refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in
Part I, Item 2.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders of the Company was held on May 18, 1999.

    (b) The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:

                (i) A proposal to elect four directors (Messrs. William B. Conner, Warren Delano, Kenneth I. Greenstein, and Michael
                     A. Lubin).

                           Mr. Conner:
                               Votes for Mr. Conner                                    3,934,344
                               Votes withheld from Mr. Conner                             17,819

                           Mr. Delano:
                               Votes for Mr. Delano                                    3,933,924
                               Votes withheld from Mr. Delano                             18,239

                           Mr. Greenstein:
                               Votes for Mr. Greenstein                                3,934,344
                               Votes withheld from Mr. Greenstein                         17,819

                           Mr. Lubin:
                               Votes for Mr. Lubin                                     3,933,924
                               Votes withheld from Mr. Lubin                              18,239

                (ii) The ratification of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1999.

                                    Votes for Ernst & Young LLP                        3,946,473
                                    Votes against Ernst & Young LLP                        2,291
                                    Abstentions                                            3,399

                      There were no broker non-votes in respect of the foregoing matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         The following exhibits are filed herewith:

         10-1 Promissory Note dated July 29, 1999, between the Company and The CIT Group/Equipment Financing, Inc.

         10-2     New Equipment Note dated July 30, 1999, between
                  Lexington Rubber Group, Inc. and Congress Financial
                  Corporation

         27-1     Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1999.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEXINGTON PRECISION CORPORATION
                                                    (Registrant)

August 13, 1999                         By: /s/  Michael A. Lubin
---------------                             ---------------------------
     Date                                   Michael A. Lubin
                                            Chairman of the Board


August 13, 1999                         By: /s/  Warren Delano
---------------                             ---------------------------
     Date                                   Warren Delano
                                            President


August 13, 1999                         By: /s/  Dennis J. Welhouse
---------------                             -----------------------
     Date                                   Dennis J. Welhouse
                                            Senior Vice President and
                                              Chief Financial Officer

                                                    EXHIBIT INDEX

           Exhibit
           Number                           Exhibit                                  Location
           ------                           -------                                  --------

             10-1          Promissory Note dated July 29, 1999,             Filed with this Form 10-Q
                           between the Company and The CIT
                           Group/Equipment Financing, Inc.

             10-2          New Equipment Note dated July 30, 1999,          Filed with this Form 10-Q
                           between Lexington Rubber Group, Inc. and
                           Congress Financial Corporation

             27-1          Financial Data Schedule                          Filed with this Form 10-Q

