Form 10-Q
period 1999-09-30
LEXINGTON PRECISION CORP
filed 1999-11-15
CIK 12570

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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

    COMMON STOCK, $0.25 PAR VALUE, 4,263,036 SHARES AS OF NOVEMBER 12, 1999 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

================================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                            PAGE
                                                                                                           -----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements............................................................................2

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................................14

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................................25

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................................................26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                             1999                 1998
                                                                        ----------------     ----------------
ASSETS:

    Current assets:
      Cash                                                                $      186           $      103
      Accounts receivable                                                     21,700               17,837
      Inventories                                                             10,030               10,170
      Prepaid expenses and other assets                                        1,671                2,063
      Deferred income taxes                                                    2,025                2,025
                                                                           ----------           ----------
        Total current assets                                                  35,612               32,198
                                                                           ----------           ----------

    Plant and equipment:
      Land                                                                     1,534                1,549
      Buildings                                                               23,394               23,753
      Equipment                                                               94,906               90,306
                                                                           ----------           ----------
                                                                             119,834              115,608
      Accumulated depreciation                                                57,356               52,871
                                                                           ----------           ----------
        Plant and equipment, net                                              62,478               62,737
                                                                           ----------           ----------

    Excess of cost over net assets of businesses acquired, net                 8,541                8,778
                                                                           ----------           ----------

    Other assets, net                                                          4,007                4,612
                                                                           ----------           ----------

                                                                          $  110,638           $  108,325
                                                                           ==========           ==========

See notes to consolidated financial statements.         (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                             1999                 1998
                                                                        --------------       -------------

LIABILITIES AND STOCKHOLDERS' DEFICIT:
   Current liabilities:
     Trade accounts payable                                               $   10,223           $   11,291
     Accrued expenses                                                          9,529                9,345
     Short-term debt                                                          19,244               12,995
     Current portion of long-term debt                                        45,591                6,597
                                                                           ----------           ----------
       Total current liabilities                                              84,587               40,228
                                                                           ----------           ----------

   Long-term debt, excluding current portion                                  30,954               74,953
                                                                           ----------           ----------

   Deferred income taxes and other long-term liabilities                       2,245                2,220
                                                                           ----------           ----------

   Redeemable preferred stock, $100 par value, at
    redemption value                                                             750                  750
   Excess of redemption value over par value                                    (375)                (375)
                                                                           ----------           ----------
     Redeemable preferred stock at par value                                     375                  375
                                                                           ----------           ----------

   Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,348,951 shares issued                                      1,087                1,087
     Additional paid-in-capital                                               12,212               12,235
     Accumulated deficit                                                     (20,605)             (22,556)
     Cost of common stock in treasury, 85,915 shares                            (217)                (217)
                                                                           ----------           ----------
       Total stockholders' deficit                                            (7,523)              (9,451)
                                                                           ----------           ----------

                                                                          $  110,638           $  108,325
                                                                           ==========           ==========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30                SEPTEMBER 30
                                                                  -----------------------    -------------------------
                                                                     1999         1998           1999          1998
                                                                     ----         ----           ----          ----

Net sales                                                         $  34,218     $ 29,404     $   104,756     $ 92,625

Cost of sales                                                        28,550       25,713          87,645       79,215
                                                                   ---------     --------     -----------     --------

   Gross profit                                                       5,668        3,691          17,111       13,410

Selling and administrative expenses                                   2,916        2,466           9,239        8,132
                                                                   ---------     --------     -----------     --------

       Income from operations                                         2,752        1,225           7,872        5,278

Interest expense                                                      2,456        2,469           7,206        7,319
                                                                   ---------     --------     -----------     --------

       Income (loss) before income taxes and
        extraordinary item                                              296       (1,244)            666       (2,041)

Income tax provision                                                     74            -             166            -
                                                                   ---------     --------     -----------     --------

       Net income (loss) before extraordinary item                      222       (1,244)            500       (2,041)

Extraordinary gain on repurchase of long-term debt,
  net of applicable income taxes                                         80            -           1,451            -
                                                                   ---------     --------     -----------     --------

       Net income (loss)                                          $     302     $ (1,244)    $     1,951     $ (2,041)
                                                                   =========     ========     ===========     ========


Basic and diluted net income (loss) per common share:

       Net income (loss) before extraordinary item                $    0.05     $  (0.30)    $      0.10     $  (0.49)
       Extraordinary gain                                              0.02            -            0.34            -
                                                                   ---------     --------     -----------     --------

       Net income (loss)                                          $    0.07     $  (0.30)    $      0.44     $  (0.49)
                                                                   =========     ========     ===========     ========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                        -----------------------------------
                                                                             1999               1998
                                                                             ----               ----

OPERATING ACTIVITIES:
    Net income (loss)                                                     $    1,951         $   (2,041)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Extraordinary gain on repurchase of long-term debt                     (1,935)                 -
       Depreciation                                                            8,119              7,333
       Amortization included in operating expense                              1,250              1,006
       Amortization included in interest expense                                 179                148
       Changes in operating assets and liabilities that
         provided (used) cash:
          Accounts receivable                                                 (3,863)               933
          Inventories                                                            140               (618)
          Prepaid expenses and other assets                                      392                351
          Trade accounts payable                                              (1,068)              (102)
          Accrued expenses                                                       184                (51)
       Other                                                                     429                (95)
                                                                           ----------         ----------
          Net cash provided by operating activities                            5,778              6,864
                                                                           ----------         ----------

INVESTING ACTIVITIES:

    Purchases of plant and equipment                                          (8,245)           (11,738)
    Decrease in equipment deposits                                               497                106
    Proceeds from sales of equipment                                              27                422
    Expenditures for tooling owned by customers                                 (757)            (1,231)
    Other                                                                          -                648
                                                                           ----------         ----------
          Net cash used by investing activities                               (8,478)           (11,793)
                                                                           ----------         ----------

FINANCING ACTIVITIES:

    Net increase in short-term debt                                            6,249              5,701
    Proceeds from issuance of long-term debt                                  10,587              3,741
    Repayment of long-term debt                                              (11,284)            (4,483)
    Repurchase of long-term debt                                              (2,373)                 -
    Other                                                                       (396)               (29)
                                                                           ----------         ----------
          Net cash provided by financing activities                            2,783              4,930
                                                                           ----------         ----------

Net increase in cash                                                              83                  1
Cash at beginning of period                                                      103                208
                                                                           ----------         ----------

Cash at end of period                                                     $      186         $      209
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

         In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1999, the Company's results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the Company's cash flows for the nine-month periods ended September 30, 1999 and 1998. All such adjustments were of a normal recurring nature.

         The results of operations for the three-month and nine-month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Indebtedness totaling $37,629,000 matures during the first and second quarters of 2000. The Company's operations will not generate cash sufficient to satisfy such obligations at their maturities. During 1999, the Company was in the process of preparing for a $100 million offering of debt securities, which it planned to complete during 1999 in order to refinance substantially all of the indebtedness of the Company, including the maturing indebtedness. Because of conditions in the market for non-investment grade debt, the Company, with input from its investment bankers, has concluded that it is unlikely that the Company's proposed offering can be completed prior to the due dates of the Company's maturing indebtedness. The Company and the holders of a significant portion of its maturing indebtedness have agreed to enter into discussions regarding extensions of the maturities of such indebtedness. There can be no assurance that the Company will be able to negotiate extensions or refinancings of its maturing indebtedness. In the event that the Company is not successful in refinancing or extending such debt securities, defaults may occur under the agreements relating to such securities. If a default occurs, it may trigger other defaults pursuant to cross-default provisions under other indebtedness of the Company. Holders of indebtedness on which defaults exist would be entitled to accelerate the maturity thereof, to cease making any further advances otherwise permitted under the related credit facilities, to seek to foreclose upon any assets securing such indebtedness, and to pursue other remedies. If any such actions were to be taken, the Company might be required to consider alternatives, including seeking relief from its creditors. Any such action by creditors could have a material adverse effect upon the Company. The consolidated financial statements do not include any adjustments that might result should the Company be unable to refinance, extend, or exchange the maturing obligations on or before their maturity dates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 -- INVENTORIES

         Inventories at September 30, 1999, and December 31, 1998, are set forth below (dollar amounts in thousands):

                                                        SEPTEMBER 30,         DECEMBER 31,
                                                            1999                 1998
                                                      ----------------      ---------------
         Finished goods                                  $   3,677             $  4,272
         Work in process                                     3,172                2,834
         Raw materials and purchased parts                   3,181                3,064
                                                         ---------             --------

                                                         $  10,030             $ 10,170
                                                         =========             ========


NOTE 3 -- ACCRUED EXPENSES

         At September 30, 1999, and December 31, 1998, accrued expenses included accrued interest expense of $877,000 and $1,971,000, respectively.

NOTE 4 -- DEBT

         At September 30, 1999, and December 31, 1998, short-term debt consisted of loans outstanding under the Company's revolving line of credit. At December 31, 1998, $3,850,000 of loans outstanding under the revolving line of credit were classified as long-term debt because they were refinanced under long-term loan agreements before the consolidated financial statements for the period were issued. At September 30, 1999, loans outstanding under the revolving line of credit accrued interest at the prime rate plus 0.25% and the London Interbank Offered Rate ("LIBOR") plus 2.75%. Effective October 1, 1999, the rates of interest charged on loans outstanding under the revolving line of credit were reduced by 25 basis points, to either the prime rate or LIBOR plus 2.5%, at the Company's option. At September 30, 1999, LIBOR was 5.4%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Long-term debt at September 30, 1999, and December 31, 1998, is set forth below (dollar amounts in thousands):

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1999              1998
                                                                                  ----------------  ----------------
Long-term secured debt:
   Revolving line of credit, prime rate plus 0.25% and LIBOR plus 2.75%             $       -          $  3,850(1)
   Term loan, due 2000, 12%                                                             1,370             1,370
   Term loans payable in equal monthly principal installments based on
    180-month amortization schedules, final maturities in 2001, 8.37%                   2,746             2,921
   Term loans payable in equal monthly principal installments, final
    maturities in 2002, LIBOR plus 2.75%                                                2,024             2,584
   Term loan payable in equal monthly principal installments based on
    a 180-month amortization schedule, final maturity in 2002, 9.37%                    1,324             1,404
   Term loan payable in equal monthly principal installments based on
    a 180-month amortization schedule, final maturity in 2002, 9%                       2,581             2,732
   Term loans payable in equal monthly principal installments, final
    maturity in 2002, prime rate plus 0.25% and LIBOR plus 2.75%                        2,368(2) (3)          -
   Term loan payable in equal monthly principal installments, final
    maturity in 2003, prime rate plus 0.25%                                               636(2)            770
   Term loan payable in equal monthly principal installments, final
    maturity in 2003, prime rate plus 0.25% and LIBOR plus 2.75%                          402(2) (3)        492
   Term loans payable in equal monthly principal installments, final
    maturity in 2004, LIBOR plus 2.75%                                                  1,562                 -
   Term loan payable in equal monthly principal installments, final
    maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                        1,267(2)          1,471
   Term loans payable in equal monthly principal installments, final
    maturity in 2004, prime rate plus 0.25% and LIBOR plus 2.75%                       14,436(2) (3)     18,967
   Term loan payable in equal monthly principal installments, final
    maturity in 2005, LIBOR plus 2.75%                                                  1,147             1,388
   Term loan payable in equal monthly principal installments, final
    maturity in 2005, prime rate plus 0.25% and LIBOR plus 2.75%                        1,397(2) (3)      1,579
   Term loan payable in equal monthly principal installments, final
    maturity in 2006, prime rate plus 0.25%                                               539(2)              -
   Term loans payable in equal monthly principal installments, final
    maturity in 2006, prime rate plus 0.25% and LIBOR plus 2.75%                        6,356(2) (3)      1,300
                                                                                     ---------          --------

         Total long-term secured debt                                               $  40,155          $ 40,828
                                                                                     ---------          --------

(continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(continued from prior page)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1999              1998
                                                                                  ----------------  ----------------
Long-term unsecured debt:
   10.5% senior note, due 2000                                                      $   7,500          $  7,500
   12.75% senior subordinated notes, due 2000                                          27,412            31,720
   14% junior subordinated convertible notes, due 2000, convertible
    into 440,000 shares of common stock                                                 1,000             1,000
   14% junior subordinated nonconvertible notes, due 2000                                 347               347
   Other unsecured obligations                                                            131               155
                                                                                     ---------          --------
      Total long-term unsecured debt                                                   36,390            40,722
                                                                                     ---------          --------

      Total long-term debt                                                             76,545            81,550

        Less current portion                                                           45,591             6,597
                                                                                     ---------          --------

         Total long-term debt, excluding current portion                            $  30,954          $ 74,953
                                                                                     =========          ========

         (1) Refinanced under long-term agreements before the consolidated financial statements for the period were issued. Amounts reflected in current portion are based upon the terms of the new borrowings.
         (2) Effective October 1, 1999, the rates of interest charged on these loans were reduced by 25 basis points, to the prime rate or LIBOR plus 2.5%.
         (3) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

         At September 30, 1999, the prime rate was 8.25% and LIBOR was 5.4%.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 -- INCOME TAXES

         During the first nine months of 1999, the Company recorded income tax expense of $650,000, which consisted of estimated federal alternative minimum tax and state income tax. Of this amount, $484,000 related to the extraordinary gain on the repurchase of long-term debt, which is shown net of such income tax expense in the consolidated statement of operations.

         At September 30, 1999, and December 31, 1998, the excess of the Company's deferred income tax assets over its deferred income tax liabilities was fully offset by a valuation allowance.

NOTE 6 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the three-month and nine-month periods ended September 30, 1999 and 1998, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's potentially dilutive securities (the 14% junior subordinated convertible notes and the $8 cumulative convertible redeemable preferred stock, series B), before giving effect to the extraordinary gain, was not dilutive for the three-month or nine-month periods ended September 30, 1999 and 1998. As a result, the calculations of diluted net income or loss per common share set forth below do not reflect any pro forma conversion.

                                                                         THREE MONTHS              NINE MONTHS
                                                                             ENDED                    ENDED
                                                                         SEPTEMBER 30             SEPTEMBER 30
                                                                      --------------------     --------------------
                                                                       1999        1998         1999        1998
                                                                       ----        ----         ----        ----
Numerators:
     Net income (loss) before extraordinary item                     $    222    $ (1,244)    $    500    $ (2,041)
     Preferred stock dividends                                             (8)         (8)         (23)        (25)
     Excess of redemption value over par value of
      preferred stock redeemed during year                                (11)        (11)         (34)        (34)
                                                                      --------    --------     --------    --------

     Numerator for basic and diluted net income (loss)
      per share--income available to common stockholders
      before extraordinary item                                           203      (1,263)         443      (2,100)

     Extraordinary gain, net of applicable income taxes                    80           -        1,451           -
                                                                      --------    --------     --------    --------

     Numerator for basic and dilutive net income (loss)
      per share--income available to common
      stockholders after extraordinary item                          $    283    $ (1,263)    $  1,894    $ (2,100)
                                                                      ========    ========     ========    ========

(continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(continued from prior page)

                                                                         THREE MONTHS              NINE MONTHS
                                                                             ENDED                    ENDED
                                                                         SEPTEMBER 30             SEPTEMBER 30
                                                                      --------------------     --------------------
                                                                       1999        1998         1999        1998
                                                                       ----        ----         ----        ----

Denominator:
     Denominator for basic and diluted net income (loss)
      per share--weighted-average common shares                          4,263       4,263        4,263       4,263
                                                                      ========    ========     ========    ========


Basic and diluted net income (loss) per common share:

     Net income (loss) before extraordinary item                     $   0.05    $  (0.30)    $   0.10    $  (0.49)
     Extraordinary gain                                                  0.02           -         0.34           -
                                                                      --------    --------     --------    --------

     Net income (loss)                                               $   0.07    $  (0.30)    $   0.44    $  (0.49)
                                                                      ========    ========     ========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month and nine-month periods ended September 30, 1999 and 1998, is summarized below (dollar amounts in thousands):

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30                 SEPTEMBER 30
                                                            ------------------------     ------------------------
                                                              1999          1998           1999          1998
                                                              ----          ----           ----          ----
       NET SALES:
          Rubber Group                                     $   25,123    $   21,160     $   76,289    $   68,236
          Metals Group                                          9,095         8,244         28,467        24,389
                                                            ----------    ----------     ----------    ----------

              Total net sales                              $   34,218    $   29,404     $  104,756    $   92,625
                                                            ==========    ==========     ==========    ==========

       INCOME (LOSS) FROM OPERATIONS:
          Rubber Group                                     $    3,390    $    2,320     $   10,823    $    9,978
          Metals Group                                           (125)         (620)        (1,114)       (3,213)
          Corporate office                                       (513)         (475)        (1,837)       (1,487)
                                                            ----------    ----------     ----------    ----------

              Total income from operations                 $    2,752    $    1,225     $    7,872    $    5,278
                                                            ==========    ==========     ==========    ==========

       ASSETS:
          Rubber Group                                     $   71,402    $   65,899     $   71,402    $   65,899
          Metals Group                                         37,144        39,360         37,144        39,360
          Corporate office                                      2,092         1,632          2,092         1,632
                                                            ----------    ----------     ----------    ----------

              Total assets                                 $  110,638    $  106,891     $  110,638    $  106,891
                                                            ==========    ==========     ==========    ==========

       DEPRECIATION AND AMORTIZATION:
          Rubber Group                                     $    2,000    $    1,873     $    6,025    $    5,476
          Metals Group                                          1,125         1,055          3,312         2,839
          Corporate office                                         84            65            211           172
                                                            ----------    ----------     ----------    ----------

              Total depreciation and amortization          $    3,209    $    2,993     $    9,548    $    8,487
                                                            ==========    ==========     ==========    ==========

       CAPITAL EXPENDITURES:
          Rubber Group                                     $    2,636    $    1,944     $    6,192    $    6,595
          Metals Group                                            600           939          1,979         5,077
          Corporate office                                          4             6             74            66
                                                            ----------    ----------     ----------    ----------

              Total capital expenditures                   $    3,240    $    2,889     $    8,245    $   11,738
                                                            ==========    ==========     ==========    ==========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 8 -- EXTRAORDINARY ITEM

         During the three-month and nine-month periods ended September 30, 1999, the Company repurchased $500,000 and $4,308,000 principal amount of its 12.75% senior subordinated notes, respectively. The Company recorded extraordinary gains, net of applicable income taxes, of $80,000 and $1,451,000 during the respective periods.

NOTE 9 -- PLANT CLOSURE

         In May 1999, the Company closed a 21,000 square foot diecasting facility in Manchester, New York. For the three-month periods ended September 30, 1999 and 1998, the Manchester facility had net sales of $41,000 and $522,000, respectively. For the third quarter of 1999, the Manchester facility had income from operations of $28,000, compared to a loss from operations of $31,000 during the third quarter of 1998. For the nine-month periods ended September 30, 1999 and 1998, the Manchester facility had net sales of $935,000 and $1,780,000, respectively, and losses from operations of $186,000 and $133,000, respectively. At September 30, 1999, the Manchester facility had net assets, before deducting indebtedness secured by the assets of the Manchester facility, of $174,000.

         The Company presently anticipates that it will complete the disposal of the assets of the facility prior to June 30, 2000. During May 1999, the Company recorded expenses related to the closure and disposal of the facility in the amount of $590,000. During the second and third quarters of 1999, the Company charged $216,000 to the Manchester shutdown reserve and, during the third quarter of 1999, the Company reduced its estimate of the cost to close and dispose of the facility by $22,000. At September 30, 1999, the adjusted cost to close and dispose of the facility totaled $568,000, of which $522,000 was charged to cost of sales and $46,000 was charged to selling and administrative expenses. The expense included $335,000 for the write-down of plant and equipment, $110,000 of employee severance payments, and $123,000 of other plant closing costs. At September 30, 1999, the unused shutdown reserve totaled $352,000.

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

         Forward-looking statements are subject to a number of risks, uncertainties, contingencies, and other factors that could cause the actual results or performance of the Company to be materially different from the future results or performance expressed in or implied by such statements. Such risks and uncertainties for the Company include increases and decreases in business awarded to the Company by its various customers, unanticipated price reductions for the Company's products as a result of competition, unanticipated operating results and cash flows, increases or decreases in capital expenditures, unforeseen product liability claims, changes in economic conditions, changes in the competitive environment, changes in the capital markets, labor interruptions at the Company or at its customers, disruptions that may be caused by year 2000 software or hardware problems, and the inability of the Company to obtain additional borrowings or to refinance its existing indebtedness.

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

RESULTS OF OPERATIONS -- THIRD QUARTER OF 1999 VERSUS THIRD QUARTER OF 1998

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

         The following table sets forth the operating results of the Rubber Group for the third quarters of 1999 and 1998 (dollar amounts in thousands):

                                                           THREE MONTHS ENDED SEPTEMBER 30
                                                       -----------------------------------------
                                                             1999                   1998
                                                       ------------------     ------------------
         Net sales                                    $  25,123    100.0%    $  21,160    100.0%
         Cost of sales                                   20,222     80.5        17,358     82.0
                                                       ---------  -------     ---------  -------
         Gross profit                                     4,901     19.5         3,802     18.0
         Selling and administrative expenses              1,511      6.0         1,482      7.0
                                                       ---------  -------     ---------  -------

         Income from operations                       $   3,390     13.5%    $   2,320     11.0%
                                                       =========  =======     =========  =======

         During the third quarter of 1999, net sales of the Rubber Group increased by $3,963,000, or 18.7%, compared to the third quarter of 1998. This increase was primarily due to increased unit sales of seals for automotive wiring systems, and, to a lesser extent, increased unit sales of insulators for automotive ignition wire sets, offset, in part, by price reductions on certain automotive components. The increase in unit sales of seals for automotive wiring systems was, in part, a result of depressed unit sales of seals in the third quarter of 1998 due to labor stoppages at two General Motors parts plants that resulted in shutdowns of a number of General Motors assembly plants.

         During the third quarter of 1999, income from operations totaled $3,390,000, an increase of $1,070,000, or 46.1%, compared to the third quarter of 1998. Cost of sales as a percentage of net sales decreased during the third quarter of 1999 compared to the third quarter of 1998, primarily due to a reduction in material cost as a percentage of net sales, which resulted primarily from (1) a change in product mix, (2) operating improvements, and (3) an increase in the percentage of tools manufactured internally. Cost of sales for the third quarter of 1999 included a credit of $142,000 resulting from a special rebate from the State of Ohio Bureau of Workers' Compensation that represented an adjustment to the Company's share of excess funds distributed by the Bureau during the second quarter of 1998.

         Selling and administrative expenses as a percentage of net sales decreased during the third quarter of 1999 compared to the third quarter of 1998, primarily because those expenses are partially fixed in nature.

         During the third quarter of 1999, depreciation and amortization at the Rubber Group totaled $2,000,000, or 8.0% of net sales, compared to $1,873,000, or 8.9% of net sales, during the third quarter of 1998. During the third quarter of 1999, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), including the special rebate, was $5,390,000, an increase of $1,197,000 compared to the third quarter of 1998. (EBITDA is not a measure of performance under generally accepted accounting principles. While EBITDA should not be used as a substitute for net income, cash flows from operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles, EBITDA is used by certain investors as supplemental information to evaluate a company's financial performance, including its ability to incur and/or service debt. The definition of EBITDA used in this Form 10-Q may not be the same as the definition of EBITDA used by other companies.)

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines aluminum, brass, and steel components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and the Company.

         Since 1997, the Company has been implementing a strategy designed to improve the profitability and growth potential of the Metals Group by eliminating the production of a large number of diverse, short-run components and by building productive capacity to manufacture higher-volume components for customers in target markets. The repositioning has entailed a shift to a new customer base and has required that the Company's manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning of the Metals Group has caused the Company to experience underabsorption of fixed overhead resulting from the cut-back in short-run business. Additionally, the Metals Group has incurred expenses for the implementation of improved quality systems, expenses related to moving equipment and upgrading buildings, costs related to establishing relationships with major new customers, and costs resulting from inefficiencies experienced during the rollout of new products. These factors and the fact that new high-volume business is limited at this stage of the transition adversely affected the results of operations of the Metals Group during 1998 and the first nine months of 1999.

         In May 1999, the Company closed a 21,000 square foot die casting facility in Manchester, New York. For the three-month periods ended September 30, 1999 and 1998, the Manchester facility had net sales of $41,000 and $522,000, respectively. For the third quarter of 1999, the Manchester facility had income from operations of $28,000, compared to a loss from operations of $31,000 during the third quarter of 1998. For the nine-month periods ended September 30, 1999 and 1998, the Manchester facility had net sales of $935,000 and $1,780,000, respectively, and losses from operations of $186,000 and $133,000, respectively. At September 30, 1999, the Manchester facility had net assets, before deducting indebtedness secured by the assets of the Manchester facility, of $174,000.

         The following table sets forth the operating results of the Metals Group for the third quarters of 1999 and 1998 (dollar amounts in thousands):

                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                           -----------------------------------------
                                                                 1999                   1998
                                                           ------------------     ------------------
           Net sales                                      $  9,095     100.0%    $   8,244    100.0%
           Cost of sales                                     8,328      91.6         8,355    101.3
                                                           --------   -------     ---------  -------
           Gross profit (loss)                                 767       8.4          (111)    (1.3)
           Selling and administrative expenses                 892       9.8           509      6.2
                                                           --------   -------     ---------  -------

           Loss from operations                           $   (125)     (1.4)%   $    (620)    (7.5)%
                                                           ========   =======     =========  =======

         During the third quarter of 1999, net sales of the Metals Group increased by $851,000, or 10.3%, compared to the third quarter of 1998. This increase resulted primarily from increased net sales of automotive components and increased tooling sales, offset, in part, by the effects of the shutdown of the Manchester facility.

         The Metals Group recorded a loss from operations of $125,000 during the third quarter of 1999, compared to a loss from operations of $620,000 during the third quarter of 1998. Cost of sales as a percentage of net sales decreased from 101.3% during the third quarter of 1998 to 91.6% during the third quarter of 1999, primarily due to (1) increased absorption of fixed manufacturing overhead, which resulted from higher sales levels, and (2) a reduction in direct labor costs as a percentage of net sales, which resulted from improved operating efficiencies and increased utilization of skilled equipment operators who had been retained during prior periods of lower sales volume.

         Selling and administrative expenses as a percentage of net sales increased during the third quarter of 1999, primarily because of costs related to the installation of new information systems and because selling and administrative expenses for the third quarter of 1998 were reduced due to the settlement of litigation for an amount that was less than had been previously reserved.

         During the third quarter of 1999, depreciation and amortization at the Metals Group totaled $1,125,000, or 12.4% of net sales, compared to $1,055,000, or 12.8% of net sales, during the third quarter of 1998. EBITDA for the third quarter of 1999 was $1,000,000, an increase of $565,000 compared to the third quarter of 1998.

         CORPORATE OFFICE

         Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $513,000 and $475,000 during the third quarters of 1999 and 1998, respectively.

         During the third quarters of 1999 and 1998, depreciation at the corporate office totaled $13,000 and $16,000, respectively, and amortization of deferred financing expenses totaled $71,000 and $49,000, respectively.

         INTEREST EXPENSE

         During the third quarters of 1999 and 1998, interest expense totaled $2,456,000 and $2,469,000, respectively.

         INCOME TAXES

         During the third quarter of 1999, the Company recorded income tax expense of $101,000, which consisted of estimated federal alternative minimum tax and state income tax.

         At September 30, 1999, and December 31, 1998, the excess of the Company's deferred income tax assets over its deferred income tax liabilities was fully offset by a valuation allowance.

RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 1999 VERSUS FIRST NINE MONTHS OF
                         1998

         RUBBER GROUP

         The following table sets forth the operating results of the Rubber Group for the first nine months of 1999 and 1998 (dollar amounts in thousands):

                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                           -----------------------------------------
                                                                 1999                   1998
                                                           ------------------     ------------------
           Net sales                                      $  76,289    100.0%    $  68,236    100.0%
           Cost of sales                                     60,664     79.5        53,749     78.8
                                                           ---------  -------     ---------  -------
           Gross profit                                      15,625     20.5        14,487     21.2
           Selling and administrative expenses                4,802      6.3         4,509      6.6
                                                           ---------  -------     ---------  -------

           Income from operations                         $  10,823     14.2%    $   9,978     14.6%
                                                           =========  =======     =========  =======

         During the first nine months of 1999, net sales of the Rubber Group increased by $8,053,000, or 11.8%, compared to the first nine months of 1998. This increase was primarily due to increased unit sales of seals for automotive wiring systems and, to a lesser extent, increased unit sales of insulators for automotive ignition wire sets and components for medical devices, offset, in part, by reduced sales of tooling and by price reductions on certain automotive components.

         During the first nine months of 1999, income from operations totaled $10,823,000, an increase of $845,000, or 8.5%, compared to the first nine months of 1998. The Rubber Group's operating results for the first nine months of 1999 and 1998 included credits to cost of sales of $142,000 and $622,000, respectively, resulting from special rebates from the State of Ohio Bureau of Workers' Compensation, which represented the Company's share of excess funds distributed by the Bureau. Excluding the special rebates from the Rubber Group's operating results for the first nine months of 1999 and 1998, income from operations increased by $1,325,000 or 14.2%, and cost of sales as a percentage of net sales was unchanged at 79.7%.

         Selling and administrative expenses as a percentage of net sales decreased during the first nine months of 1999 compared to the first nine months of 1998, primarily because those expenses are partially fixed in nature.

         During the first nine months of 1999, depreciation and amortization at the Rubber Group totaled $6,025,000, or 7.9% of net sales, compared to $5,476,000, or 8.0% of net sales, during the first nine months of 1998. During the first nine months of 1999, EBITDA was $16,848,000, an increase of $1,394,000 compared to first nine months of 1998. Excluding the special rebate, EBITDA for the first nine months of 1999 was $16,706,000.

         METALS GROUP

         The following table sets forth the operating results of the Metals Group for the first nine months of 1999 and 1998 (dollar amounts in thousands):

                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                           ----------------------------------------
                                                                 1999                   1998
                                                           -----------------      -----------------
           Net sales                                      $  28,467   100.0%     $ 24,389    100.0%
           Cost of sales                                     26,981    94.8        25,466    104.4
                                                           --------- -------      --------  -------
           Gross profit (loss)                                1,486     5.2        (1,077)    (4.4)
           Selling and administrative expenses                2,600     9.1         2,136      8.8
                                                           --------- -------      --------  -------

           Loss from operations                           $  (1,114)   (3.9)%    $ (3,213)   (13.2)%
                                                           ========= =======      ========  =======

         During the first nine months of 1999, net sales of the Metals Group increased by $4,078,000, or 16.7%, compared to the first nine months of 1998. This increase resulted primarily from increased unit sales of automotive components and increased tooling sales, offset, in part, by the effects of the shutdown of the Manchester facility.

         The Metals Group incurred a loss from operations of $1,114,000 during the first nine months 1999, compared to a loss from operations of $3,213,000 during the first nine months 1998. Excluding the $568,000 of closure costs related to the Manchester facility, the Metals Group incurred a loss from operations of $546,000 during the first nine months of 1999. Excluding the $522,000 of closure expenses charged to cost of sales, cost of sales as a percentage of net sales decreased from 104.4% during the first nine months of 1998 to 92.9% during the first nine months of 1999, primarily due to (1) increased absorption of fixed manufacturing overhead, which resulted from higher sales levels, and (2) a reduction in direct labor costs as a percentage of net sales, which resulted from improved operating efficiencies and increased utilization of skilled equipment operators who had been retained during prior periods of lower sales volume.

         Selling and administrative expenses as a percentage of net sales increased during the first nine months of 1999, primarily because of costs related to the installation of new information systems during 1999 and because selling and administrative expenses for the first nine months of 1998 were reduced due to the settlement of litigation for an amount that was less than had been previously reserved.

         During the first nine months of 1999, depreciation and amortization at the Metals Group totaled $3,312,000, or 11.6% of net sales, compared to $2,839,000, or 11.6% of net sales, during the first nine months of 1998. During the first nine months of 1999, EBITDA was $2,198,000, an increase of $2,572,000 compared to the first nine months of 1998. Excluding the $568,000 of closure expenses related to the Manchester facility, EBITDA for the first nine months of 1999 was $2,766,000.

         CORPORATE OFFICE

         Corporate office expenses, which are consolidated with selling and administrative expenses of the Rubber Group and the Metals Group in the Company's consolidated financial statements, totaled $1,837,000 and $1,487,000 during the first nine months of 1999 and 1998, respectively. The increase in corporate office expenses during the first nine months of 1999 resulted primarily from the accrual of management incentive compensation. No management incentive compensation was accrued for corporate office personnel during the first nine months of 1998.

         During the first nine months 1999 and 1998, depreciation at the corporate office totaled $32,000 and $24,000, respectively, and amortization of deferred financing expense totaled $179,000 and $148,000, respectively.

         INTEREST EXPENSE

         During the first nine months of 1999 and 1998, interest expense totaled $7,206,000 and $7,319,000, respectively.

         EXTRAORDINARY GAIN

         During the first nine months of 1999, the Company recorded an extraordinary gain, net of estimated income tax expense, of $1,451,000 on the repurchase of $4,308,000 principal amount of its 12.75% senior subordinated notes.

         INCOME TAXES

         During the first nine months of 1999, the Company recorded income tax expense of $650,000, which consisted of estimated federal alternative minimum tax and state income tax. Of this amount $484,000 relates to the extraordinary gain on the repurchase of long-term debt, which is shown net of such income tax expense in the consolidated statement of operations.

         At September 30, 1999, and December 31, 1998, the excess of the Company's deferred income tax assets over its deferred income tax liabilities was fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first nine months of 1999, the operating activities of the Company provided $5,778,000 of cash.

         Accounts receivable increased by $3,863,000. This increase was caused primarily by the increase in net sales and by the timing of payments from the Company's largest customer. Trade accounts payable decreased by $1,068,000. This decrease was caused primarily by a reduction in average days outstanding and by a $294,000 reduction in payables related to the purchase of plant, equipment, and customer-owned tooling.

         INVESTING ACTIVITIES

         During the first nine months of 1999, the investing activities of the Company used $8,478,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the corporate office totaled $6,192,000, $1,979,000, and $74,000, respectively. The Company presently projects that capital expenditures will total approximately $11,300,000 during 1999, and that substantially all such capital expenditures will be for equipment. Capital expenditures for the Rubber Group, the Metals Group, and the corporate office are projected to total $7,900,000, $3,300,000, and $100,000, respectively. At September 30, 1999, the Company had outstanding commitments to purchase plant and equipment of $4,751,000, of which $1,701,000 is expected to be expended during the fourth quarter of 1999, $1,643,000 is expected to be expended in 2000, and $1,407,000 is expected to be expended in 2001.

         FINANCING ACTIVITIES

         During the first nine months of 1999, the financing activities of the Company provided $2,783,000 of cash.

         During the first nine months of 1999, the Company obtained new term loans in the aggregate amount of $10,587,000, which refinanced $2,090,000 of existing term loans and $8,497,000 of loans outstanding under the Company's revolving line of credit. Also, during the first nine months of 1999, the Company repurchased $4,308,000 principal amount of its 12.75% senior subordinated notes for $2,373,000; the purchases were financed through borrowings under the Company's revolving line of credit.

         LIQUIDITY

         The Company finances its operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under a revolving line of credit, which expires on April 1, 2002. The Company's ability to borrow under its revolving line of credit is subject to, among other things, covenant compliance and certain availability formulas based on the levels of the Company's accounts receivable and inventories. In January 1999, one of the Company's lenders provided the Company with an equipment line of credit in the amount of $5,000,000, which can be used to finance a portion of the cost of certain equipment. On August 2, 1999, the Company borrowed $845,000 under this line of credit, leaving $4,155,000 available to finance future equipment purchases. Effective October 1, 1999, the rates of interest charged on loans outstanding under the revolving line of credit and on certain term loans with variable rates of interest were reduced by 25 basis points, to the prime rate and LIBOR plus 2.5%, as applicable.

         The Company operates with substantial financial leverage and limited liquidity. During the first nine months of 1999, the Company's aggregate indebtedness, excluding trade accounts payable, increased by $1,244,000 to $95,789,000. During the fourth quarter of 1999, interest and scheduled principal payments are projected to be approximately $2,400,000 and $2,100,000, respectively.

         The Company had a net working capital deficit of $48,975,000 at September 30, 1999, compared to a net working capital deficit of $8,030,000 at December 31, 1998. The increase occurred primarily because the Company's 12% term note, 10.5% senior note, 12.75% senior subordinated notes, and 14% junior subordinated notes which have an aggregate principal balance of $37,629,000, mature during the first half of 2000 and have been classified at September 30, 1999, as current liabilities in the Company's consolidated financial statements. Loans of $19,244,000 and $12,995,000 outstanding under the revolving line of credit were classified as short-term debt at September 30, 1999 and December 31, 1998, respectively. Although the expiration date of the revolving line of credit is April 1, 2002, these loans have been classified as current liabilities because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the prior approval of the Company.

         At November 12, 1999, availability under the Company's revolving line of credit totaled $2,844,000 before outstanding checks of $977,000 were deducted.

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

         Based upon its most current forecast, the Company believes, although there can be no assurance, that its cash flows from operations and borrowings under its revolving line of credit and its equipment lines of credit will be adequate to meet its working capital and debt service requirements and to fund projected capital expenditures through January 31, 2000. If cash flows from operations or availability under the Company's lines of credit fall below expectations, the Company may be forced to delay planned capital expenditures, reduce operating expenses, extend trade accounts payable balances beyond terms that the Company believes are customary in the industries in which it operates, and/or consider other alternatives designed to improve the Company's liquidity. Certain of such actions could have a material adverse effect upon the Company.

         As discussed previously, indebtedness totaling $37,629,000 matures during the first and second quarters of 2000. The Company's operations will not generate cash sufficient to satisfy such obligations at their maturities. During 1999, the Company was in the process of preparing for a $100 million offering of debt securities, which it planned to complete during 1999 in order to refinance substantially all of the indebtedness of the Company, including the maturing indebtedness. Because of conditions in the market for non-investment grade debt, the Company, with input from its investment bankers, has concluded that it is unlikely that the Company's proposed offering can be completed prior to the due dates of the Company's maturing indebtedness. The Company and the holders of a significant portion of its maturing indebtedness have agreed to enter into discussions regarding extensions of the maturities of such indebtedness. There can be no assurance that the Company will be able to negotiate extensions or refinancings of its maturing indebtedness. In the event that the Company is not successful in refinancing or extending such debt securities, defaults may occur under the agreements relating to such securities. If a default occurs, it may trigger other defaults pursuant to cross-default provisions under other indebtedness of the Company. Holders of indebtedness on which defaults exist would be entitled to accelerate the maturity thereof, to cease making any further advances otherwise permitted under the related credit facilities, to seek to foreclose upon any assets securing such indebtedness, and to pursue other remedies. If any such actions were to be taken, the Company might be required to consider alternatives, including seeking relief from its creditors. Any such action by creditors could have a material adverse effect upon the Company. The consolidated financial statements do not include any adjustments that might result should the Company be unable to refinance, extend, or exchange the maturing obligations on or before their maturity dates.

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

         As of September 30, 1999, the Company has completed its year 2000 readiness program to identify, repair or replace, and test any of its information technology (software and hardware) (collectively, IT systems) and non-IT systems, which include embedded technology such as microprocessors commonly found in modern manufacturing equipment. The Company has also substantially completed its plan to evaluate the year 2000 readiness of its major trading partners, including customers and suppliers of materials and services. In particular, the Company sent comprehensive year 2000 readiness questionaires to all such partners, and approximately 96% of the Company's major trading partners have responded. To date, all such respondents have indicated that they are, or reasonably believe that they will be, year 2000 ready prior to January 1, 2000. Nevertheless, there can be no assurance that all of the Company's major trading partners are, or will be, year 2000 ready.

         Based upon the Company's review of its IT and non-IT systems to date, the Company believes that there are no material internal issues regarding its year 2000 compliance that will not be resolved through normal equipment and software upgrades that will be made through 1999. Although the Company does not have a system in place for tracking costs related to its year 2000 readiness plan, the Company believes that through September 30, 1999, approximately $500,000 has been spent to assess, modify, or replace non-compliant systems and that an additional $50,000 will be spent during the three months ending December 31, 1999, to modify or replace non-compliant systems.

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

         The status of the Company's year 2000 readiness effort as of September 30, 1999, is set forth in the table below:

                          -------------------------------------------------------------------------------------------

                                                              RESOLUTION PHASES
                          -------------------------------------------------------------------------------------------

                               ASSESSMENT           REMEDIATION              TESTING             IMPLEMENTATION
---------------------------------------------------------------------------------------------------------------------
        INFORMATION        100% complete        98% complete          98% complete           98% complete
        TECHNOLOGY

   E
   X   --------------------------------------------------------------------------------------------------------------
   P
   O    OPERATING          100% complete        98% complete          98% complete           98% complete
   S    EQUIPMENT WITH
   U    EMBEDDED CHIPS
   R    OR SOFTWARE
   E
       --------------------------------------------------------------------------------------------------------------
   T
   Y    PRODUCTS           100% complete        100% complete         100% complete          100% complete
   P   --------------------------------------------------------------------------------------------------------------
   E
        THIRD PARTY        96% complete         Contingency plans     Contingency plans      Contingency plans
                                                as deemed necessary   as deemed necessary    as deemed necessary
                                                are in place          are in place           are in place

        --------------------------------------------------------------------------------------------------------------

         While the Company believes its planning efforts are adequate to address its internal year 2000 concerns, there can be no assurance that the systems of the Company's major trading partners, on which the Company's systems and operations rely, will be year 2000 compliant. If a significant number of the Company's major trading partners experience failures in their computer systems or operations due to year 2000 non-compliance, such events could have a material adverse effect on the Company's business, revenues, and results of operations. Furthermore, if for any reason the Company or any of its major trading partners fails to complete appropriate remediation programs or fails to complete remediation programs on a timely basis, such failure could have a material adverse effect on the Company's business, revenues, and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not invest in or trade market risk sensitive instruments. The Company also does not have any foreign operations or any significant amount of foreign sales and therefore believes that its exposure to foreign currency exchange rate risk is minimal.

         At September 30, 1999, the Company had $51,378,000 of outstanding floating rate debt at interest rates of prime plus 0.25% (prime, effective October 1, 1999) and LIBOR plus 2.75% (LIBOR plus 2.50%, effective October 1,
1999). Currently the Company does not purchase derivative financial instruments to hedge or reduce its interest rate risk. As a result, a change in either the lender's prime rate or LIBOR would affect the rate at which the Company borrows funds under these respective agreements.

         At September 30, 1999, the Company had $44,411,000 of fixed rate long-term debt outstanding with a weighted-average interest rate of 11.78%, of which $37,629,000 becomes due during the first and second quarters of 2000. If the Company is able to refinance or extend the maturing debt, it may be at interest rates that are significantly higher than the weighted-average interest rate on the Company's existing fixed rate debt. Also refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in Part I, Item 2.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              The following exhibits are filed herewith:

              10-1 Amendment to Financing Agreements dated October 1, 1999, between the Company and Congress Financial Corporation

              10-2 Amendment to Financing Agreements dated October 1, 1999, between Lexington Rubber Group, Inc. and Congress Financial Corporation

              27-1   Financial Data Schedule

       (b)    REPORTS ON FORM 8-K

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1999.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEXINGTON PRECISION CORPORATION
                                                 (Registrant)

November 12, 1999                      By:  /s/  Michael A. Lubin
-----------------                           ---------------------
     Date                                   Michael A. Lubin
                                            Chairman of the Board


November 12, 1999                      By:  /s/  Warren Delano
-----------------                           ---------------------
     Date                                   Warren Delano
                                            President


November 12, 1999                      By:  /s/  Dennis J. Welhouse
-----------------                           ---------------------
     Date                                   Dennis J. Welhouse
                                            Senior Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                        Exhibit                            Location
------                        -------                            --------

  10-1       Amendment to Financing Agreements            Filed with this Form 10-Q
             dated October 1, 1999, between the Company
             and Congress Financial Corporation

  10-2       Amendment to Financing Agreements            Filed with this Form 10-Q
             dated October 1, 1999, between Lexington
             Rubber Group, Inc. and Congress Financial
             Corporation

  27-1       Financial Data Schedule                      Filed with this Form 10-Q


