Form 10-K
period 1999-12-31
LEXINGTON PRECISION CORP
filed 2000-03-30
CIK 12570

===============================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999

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

                                  -----------

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

                                    Yes X No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 21, 2000, was approximately $1,961,000.

The number of shares outstanding of the registrant's common stock at March 21, 2000, was 4,828,036.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.

===============================================================================

                         LEXINGTON PRECISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        PAGE
PART I

Item 1.       Business .............................................................................        1

Item 2.       Properties ...........................................................................        5

Item 3.       Legal Proceedings ....................................................................        5

Item 4.       Submission of Matters to a Vote of Security Holders ..................................        5

PART II

Item 5.       Market for Our Common Stock and Other Stockholder Matters ............................        6

Item 6.       Selected Financial Data ..............................................................        7

Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations ................................................................        8

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk ...........................       20

Item 8.       Financial Statements and Supplementary Data ..........................................       23

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure .................................................................       51

PART III

Item 10.      Directors and Executive Officers of the Registrant ...................................       52

Item 11.      Executive Compensation ...............................................................       52

Item 12.      Security Ownership of Certain Beneficial Owners and Management .......................       52

Item 13.      Certain Relationships and Related Transactions .......................................       52

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................       53

                                     PART I

ITEM 1. BUSINESS

         We were incorporated in Delaware 1966. Substantially all of our business is conducted in the continental United States. Through our two operating segments, the Rubber Group and the Metals Group, we manufacture engineered rubber and metal components.

         In 1999, net sales of the Rubber Group totaled $102,964,000, or 73.5% of our consolidated net sales. The Rubber Group manufactures connector seals used in automotive wiring systems and insulators used in automotive ignition wire sets. We believe that we are the leading manufacturer of these types of components in North America. The Rubber Group also manufactures molded rubber components used in a variety of medical devices, such as drug delivery systems and syringes.

         In 1999, net sales of the Metals Group totaled $37,084,000, or 26.5% of our consolidated net sales. The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars. The Metals Group's sales to automotive suppliers have increased significantly over the past several years and now represent more than two-thirds of the total net sales of the Metals Group.

FINANCIAL INFORMATION ABOUT OUR OPERATING SEGMENTS

         Financial information about our operating segments, including revenues, income from operations, assets, depreciation and amortization, capital expenditures, and certain other data is set forth in Part II, Item 7, and in
Note 10 to our consolidated financial statements in Part II, Item 8.

PRINCIPAL END USES FOR OUR PRODUCTS

         The following table summarizes our net sales during 1999, 1998, and 1997 by the type of product in which our components were utilized (dollar amounts in thousands):

                                                                    YEARS ENDED DECEMBER 31
                                              --------------------------------------------------------------------
                                                        1999                    1998                    1997
                                              -------------------     -------------------     --------------------
      Automobiles and light trucks            $  119,588     85.4%    $  103,052     81.3%    $   88,961     75.0%
      Medical devices                              8,039      5.7          8,245      6.5          7,623      6.4
      Industrial equipment                         6,281      4.5          7,005      5.5          9,860      8.3
      Other                                        6,140      4.4          8,415      6.7         12,187     10.3
                                               ----------  -------     ----------  -------     ----------  -------
                                              $  140,048    100.0%    $  126,717    100.0%    $  118,631    100.0%
                                               ==========  =======     ==========  =======     ==========  =======

         The following table summarizes net sales of the Rubber Group and the Metals Group during 1999, 1998, and 1997 by the type of product in which each Group's components were utilized (dollar amounts in thousands):

                                                            YEARS ENDED DECEMBER 31
                                      -------------------------------------------------------------------
                                              1999                    1998                   1997
                                      ---------------------    ------------------    --------------------
Rubber Group:
  Automobiles and light trucks        $    94,677     92.0%    $  84,098     90.8%   $  72,929      89.8%
  Medical devices                           8,037      7.8         8,245      8.9        7,620       9.4
  Other                                       250      0.2           267      0.3          661       0.8
                                       -----------  -------     ---------  -------    ---------  --------

                                      $   102,964    100.0%    $  92,610    100.0%   $  81,210     100.0%
                                       ===========  =======     =========  =======    =========  ========

Metals Group:
  Automobiles and light trucks        $    24,911     67.2%    $  18,954     55.6%   $  16,032      42.8%
  Industrial equipment                      6,281     16.9         7,005     20.5        9,789      26.2
  Recreational equipment and
    home appliances                         3,102      8.4         3,704     10.9        4,038      10.8
  Computers and office equipment            1,921      5.2         3,109      9.1        5,636      15.1
  Other                                       869      2.3         1,335      3.9        1,926       5.1
                                       -----------  -------     ---------  -------    ---------  --------

                                      $    37,084    100.0%    $  34,107    100.0%   $  37,421     100.0%
                                       ===========  =======     =========  =======    =========  ========

MAJOR CUSTOMERS

         Our largest customer is Delphi Automotive Systems Corporation. During 1999, 1998, and 1997, net sales to Delphi totaled $31,319,000, $26,233,000, and
$26,447,000, which represented 22.4%, 20.7%, and 22.3%, respectively, of our net sales and 30.4%, 28.3%, and 32.6%, respectively, of the Rubber Group's net sales. During 1998, net sales to Prestolite Wire Corporation totaled $14,431,000, or 11.4% of our net sales and 15.6% of the Rubber Group's net sales. No other customer accounted for more than 10% of our net sales during 1999, 1998, or 1997. Loss of a significant amount of business from Delphi or any of our other large customers could have a material adverse effect on our operations if that business were not substantially replaced by additional business from existing or new customers.

         During 1999, 1998, and 1997, substantially all of the components that we sold to Delphi were subject to multi-year agreements that expire between 2002 and 2004. Those agreements include the following terms and conditions:

         - we will sell and Delphi will purchase approximately 100% of Delphi's requirements for the components,

         - we will warrant that the components will remain competitive in terms of technology, design, and quality,

         - the selling prices of the components will be adjusted to reflect increases or decreases in material costs, and

         - the selling prices of the components will be reduced by agreed-upon percentages in each of the years covered by the agreements.

         As a result of our performance as a supplier of rubber components to Delphi, we received the "Supplier of the Year" award for 1995, 1996, and 1997 from General Motors Corporation, which was then the parent of Delphi. In each of those years, fewer than 200 of the more than 30,000 suppliers to General Motors received the "Supplier of the Year" award.

MARKETING AND SALES

         Our marketing and sales effort is carried out by management personnel and account managers. We have an office in Detroit, which serves automotive industry customers in that area, and a wholly-owned German subsidiary, Lexington Precision GmbH, which currently markets the Rubber Group's products in Europe.

RAW MATERIALS

         Our principal raw materials are silicone and organic rubber compounds and aluminum, steel, and brass. Each of our principal raw materials has been readily available at competitive prices from several major manufacturers and we anticipate that those materials will continue to be readily available at competitive prices for the foreseeable future.

PATENTS AND TRADEMARKS

         We do not currently hold any patents, trademarks, or licenses that we consider to be material to the success or operation of our business.

SEASONAL VARIATIONS

         Our business generally is not subject to significant seasonal variation.

BACKLOG

         Sales of our products are made pursuant to a variety of purchasing arrangements and practices. Customers regularly revise release schedules to correspond to their own production requirements. We believe that the aggregate value of scheduled releases outstanding on our books at any time cannot be considered firm backlog because those releases may be revised at any time. We also believe that increases or decreases in the aggregate value of scheduled releases are not necessarily indicative of any trend in our net sales.

COMPETITION

         We compete for business primarily on the basis of quality, service, engineering capability, and price. The Rubber Group and the Metals Group encounter substantial competition from a large number of manufacturing companies. Competitors range from small and medium-sized specialized firms to large diversified companies, many of which have resources substantially greater than ours. Additionally, some of our customers have internal manufacturing operations that compete with us.

RESEARCH AND DEVELOPMENT

         Our research and development activities are part of our efforts to reduce the cost of our components while improving their quality. Cost reductions are primarily generated through more efficient manufacturing processes and lower material costs. We also work with many of our customers to reduce the size and weight of their components, to make their components easier to manufacture, and to improve the performance of their components in their final application. During 1999, 1998, and 1997, research and development expenses totaled approximately $878,000, $450,000, and $240,000, respectively.

PRODUCT LIABILITY RISKS

         We are subject to potential product liability risks inherent in the manufacture and sale of components. Although there are no claims against us that we believe will have a material adverse effect upon our business, financial position, or results of operations, we cannot assure you that any existing or future claims will not have a material adverse effect on us. Although we maintain insurance coverage for product liability, we cannot assure you that, in the event of a claim, the insurance coverage would automatically apply or that, in the event of an award arising out of a claim, the amount of the insurance coverage would be sufficient to satisfy the award.

ENVIRONMENTAL COMPLIANCE

         Our operations are subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Although we make expenditures relating to the protection of the environment, compliance with environmental laws and regulations has not had a significant impact on our capital spending requirements, earnings, or competitive position. We cannot assure you that changes in environmental laws and regulations, or in the interpretation or enforcement of those laws and regulations, will not require material expenditures in the future.

EMPLOYEES

         We believe that our employee relations are generally good. The following table shows the number of our employees at December 31, 1999, 1998, and 1997.

                                                             DECEMBER 31
                                                             -----------
                                                   1999          1998          1997
                                                   ----          ----          ----
       Rubber Group (1)                              886           816           755
       Metals Group                                  374           463           477
       Corporate Office                                7             5             4
                                                 --------      --------      --------
                                                   1,267         1,284         1,236
                                                 ========      ========      ========

       (1) Includes 68, 62, and 56 hourly workers at one plant location that were subject to a collective bargaining agreement in 1999, 1998, and 1997, respectively.

ITEM 2. PROPERTIES

         The following table shows the location and square footage of our manufacturing facilities at December 31, 1999:

                                                      SQUARE
                       LOCATION                        FEET
           ---------------------------------        -----------
           Rubber Group:
              Jasper, Georgia                          101,000
              LaGrange, Georgia                         77,000(1)
              North Canton, Ohio                        41,000(1)
              Vienna, Ohio                              60,000(1)
              Rock Hill, South Carolina                 60,000(1)
                                                    -----------
                                                       339,000
                                                    -----------
           Metals Group:
              Casa Grande, Arizona                      64,000(1)
              Lakewood, New York                        91,000(1) (2)
              Rochester, New York                       60,000
                                                    -----------
                                                       215,000
                                                    -----------

                                                       554,000
                                                    ===========

   (1)   Encumbered by a mortgage.

   (2) Leased from an industrial development authority pursuant to a lease that expires in 2006 and provides us with an option to purchase the facility for nominal consideration.

         All of our plants are general manufacturing facilities suitable for our operations. We believe that the facilities are adequate to meet our current operating needs.

         We occupy, in the aggregate, 6,000 square feet of office space for corporate executive and administrative purposes. We lease an office in Cleveland, Ohio, and reimburse an affiliate for a portion of the cost of leasing an office in New York City.

ITEM 3. LEGAL PROCEEDINGS

         We are subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. It is our policy to record accruals for claims and legal proceedings when we consider a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may be a party in the future are at various stages of completion. Although we cannot assure you as to the outcome of existing or potential litigation, based upon the information currently available to us, we currently believe that the outcome of any of those actions would not have a material adverse effect upon our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND OTHER STOCKHOLDER MATTERS

         Our common stock is traded in the over-the-counter market. At March 21, 2000, there were approximately 960 holders of record of our common stock. Trading in shares of our common stock is limited. During 1999 and 1998, trading data for our stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD). The following table sets forth prices at which transactions in our common stock were reported on the OTC Bulletin Board:

                                                         YEARS ENDED DECEMBER 31
                                            -----------------------------------------------
                                                    1999                     1998
                                            ---------------------    ----------------------
                                              HIGH         LOW         HIGH         LOW
                                            ---------    --------    ----------   ---------
                First quarter                $1.81        $1.19        $3.00       $2.00
                Second quarter               $1.81        $1.13        $2.00       $1.38
                Third quarter                $1.75        $1.19        $1.69       $1.28
                Fourth quarter               $1.38        $1.19        $1.75       $1.31

         We are not able to determine whether retail markups, markdowns, or commissions were included in the above prices. We believe that twelve brokerage firms currently make a market in our common stock, although both bid and asked quotations may at times be limited.

         We have not paid dividends on our common stock since 1979 and we have no current plans to reinstate the payment of dividends. In addition, we are currently restricted from paying cash dividends on our common stock because payment defaults exist on our 12-3/4% senior subordinated notes and because we did not make the dividend payment due on March 15, 2000, on our series B preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for each of the years in the five-year period ended December 31, 1999 (dollar amounts in thousands, except per share amounts). The financial data has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent certified public accountants. This information is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and our consolidated financial statements in Part II, Item 8.

                                                                     YEARS ENDED DECEMBER 31
                                                -------------------------------------------------------------------
                                                    1999          1998         1997         1996          1995
                                                    ----          ----         ----         ----          ----
SUMMARY OF OPERATIONS:

    Net sales                                    $  140,048    $  126,717   $  118,631   $  114,872    $  104,298
                                                  ==========    ==========   ==========   ==========    ==========
    Income from operations                       $   10,286    $    7,198   $    7,784   $    8,565    $    9,657
    Interest expense                                  9,632         9,772        9,065        8,542         7,585
    Other income                                          -             -          425            -           641
    Provision for income taxes                          133           132          672           40           425
    Extraordinary gain on repurchase of
     debt, net of applicable income taxes             1,542             -            -            -             -
                                                  ----------    ----------   ----------   ----------    ----------
        Net income (loss)                        $    2,063    $   (2,706)  $   (1,528)  $      (17)   $    2,288
                                                  ==========    ==========   ==========   ==========    ==========
    Net income (loss) per diluted common
     share                                       $     0.46    $    (0.65)  $    (0.38)  $    (0.02)   $     0.49
                                                  ==========    ==========   ==========   ==========    ==========
OTHER DATA:

    Depreciation and amortization included
     in operating expense                        $   12,728    $   11,451   $    9,838   $    8,267    $    6,169
    Net cash provided by operating
     activities                                  $    5,624    $    8,013   $    7,529   $    8,193    $    7,897
    Earnings before interest, taxes,
     depreciation, and amortization              $   23,014    $   18,649   $   17,622   $   16,832    $   15,826
    Capital expenditures                         $   10,328    $   14,877   $   15,790   $   15,708    $   17,902

                                                                           DECEMBER 31
                                                -------------------------------------------------------------------
                                                    1999          1998         1997         1996          1995
                                                    ----          ----         ----         ----          ----
FINANCIAL POSITION:

    Current assets                               $   37,503    $   32,198   $   31,828   $   30,845    $   24,478
    Current liabilities                             116,460        40,228       36,003       35,167        29,253
                                                  ----------    ----------   ----------   ----------    ----------
        Net working capital deficit              $  (78,957)   $   (8,030)  $   (4,175)  $   (4,322)   $   (4,775)
                                                  ==========    ==========   ==========   ==========    ==========

    Total assets                                 $  111,327    $  108,325   $  104,124   $   97,030    $   81,876
    Long-term debt, excluding current
     portion                                     $      116    $   74,953   $   72,622   $   65,148    $   56,033
    Series B preferred stock, at
     par value                                   $      330    $      375   $      420   $      465    $      510
    Total stockholders' deficit                  $   (7,463)   $   (9,451)  $   (6,667)  $   (5,057)   $   (4,976)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Some of our statements in this section are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements usually can be identified by our use of words like "believes," "expects," "may," "will," "should," "anticipates," "estimates," "projects," or the negative thereof. They may be used when we discuss strategy, which typically involves risk and uncertainty, and they generally are based upon projections and estimates rather than historical facts and events.

         Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:

              - increases and decreases in business awarded to us by our customers,

              - unanticipated price reductions for our products as a result of competition,

              -   unanticipated operating results and cash flows,

              -   increases or decreases in capital expenditures,

              -   changes in economic conditions,

              -   strength or weakness in the North American automotive market,

              -   changes in the competitive environment,

              -   changes in interest rates,

              -   the possibility of product liability claims,

              - labor interruptions at our facilities or at our customers' facilities, and

              - our inability to obtain additional borrowings or to refinance our existing indebtedness.


         Because we have substantial borrowings for a company our size and because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than it would have on a company of the same size that has less debt.

         Our results of operations for any particular period are not necessarily indicative of the results to be expected for any one or more succeeding periods. Consequently, the use of forward-looking statements should not be regarded as a representation that any of the projections or estimates expressed in or implied by those forward-looking statements will be realized, and actual results may vary materially. We cannot assure you that any of the forward-looking statements contained herein will prove to be accurate.

         All forward-looking statements are expressly qualified by the discussion above.

RESULTS OF OPERATIONS -- COMPARISON OF 1999, 1998, AND 1997

         The following table sets forth our consolidated operating results for 1999, 1998, and 1997 (dollar amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                                ------------------------------------------------------------------
                                                       1999                   1998                    1997
                                                -------------------     ------------------     -------------------
Net sales                                      $   140,048   100.0%    $  126,717   100.0%    $   118,631   100.0%

Cost of sales                                      117,609    84.0        108,513    85.6          99,422    83.8
                                                ----------- -------     ---------- -------     ----------- -------

Gross profit                                        22,439    16.0         18,204    14.4          19,209    16.2

Selling and administrative expenses                 12,153     8.7         11,006     8.7          11,425     9.6
                                                ----------- -------     ---------- -------     ----------- -------

Income from operations                              10,286     7.3          7,198     5.7           7,784     6.6

Add back: depreciation and
 amortization (1)                                   12,728     9.1         11,451     9.0           9,838     8.3
                                                ----------- -------     ---------- -------     ----------- -------

Earnings before interest, taxes,
  depreciation, and amortization (2)           $    23,014    16.4%    $   18,649    14.7%    $    17,622    14.9%
                                                =========== =======     ========== =======     =========== =======

Net cash provided by operating
  activities (3)                               $     5,624     4.0%    $    8,013     6.3%    $     7,529     6.3%
                                                =========== =======     ========== =======     =========== =======

  (1) Excludes amortization of deferred financing expenses, which totaled $234,000, $198,000, and $171,000, in 1999, 1998, and 1997, respectively, and which is included in interest expense in the consolidated financial statements.

  (2) Earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We have presented data related to EBITDA because we believe that EBITDA is used by investors as supplemental information to evaluate the operating performance of a business, including its ability to incur and to service debt. In addition, our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

  (3) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part II, Item 8.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components. During 1999, 1998, and 1997, automotive industry customers of the Rubber Group represented 92.0%, 90.8%, and 89.8%, respectively, of the Rubber Group's net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.

         The three largest customers of the Rubber Group accounted for 50.9%, 50.1%, and 53.0% of the Rubber Group's net sales during 1999, 1998, and 1997, respectively. Loss of a significant amount of business from any of the Rubber Group's large customers could have a material adverse effect upon the Rubber Group and on our company as a whole if such business were not substantially replaced by additional business from existing or new customers.

         The following table sets forth the operating results of the Rubber Group for 1999, 1998, and 1997 (dollar amounts in thousands):

                                                                   YEARS ENDED DECEMBER 31
                                                ---------------------------------------------------------------
                                                       1999                   1998                  1997
                                                -------------------     -----------------     -----------------
Net sales                                      $   102,964   100.0%    $ 92,610    100.0%    $ 81,210    100.0%

Cost of sales                                       82,405    80.0       73,209     79.0       64,696     79.7
                                                ----------- -------     --------  -------     --------  -------
Gross profit                                        20,559    20.0       19,401     21.0       16,514     20.3

Selling and administrative expenses                  6,235     6.1        6,100      6.6        5,055      6.2
                                                ----------- -------     --------  -------     --------  -------
Income from operations                              14,324    13.9       13,301     14.4       11,459     14.1

Add back: depreciation and amortization              8,096     7.9        7,476      8.0        6,676      8.2
                                                ----------- -------     --------  -------     --------  -------
Earnings before interest, taxes,
  depreciation, and amortization               $    22,420    21.8%    $ 20,777     22.4%    $ 18,135     22.3%
                                                =========== =======     ========  =======     ========  =======

         During 1999, net sales of the Rubber Group increased by $10,354,000, or 11.2%, compared to 1998. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems and, to a lesser extent, increased unit sales of insulators for automotive ignition wire sets and components for medical devices, offset, in part, by reduced sales of tooling and by price reductions on certain automotive components.

         During 1999, income from operations totaled $14,324,000, an increase of $1,023,000, or 7.7%, compared to 1998. The Rubber Group's operating results for 1999 and 1998 included credits to cost of sales of $219,000 and $622,000, respectively, resulting from special rebates from the State of Ohio Bureau of Workers' Compensation, which represented the Company's share of excess funds distributed by the Bureau. If the special rebates were excluded from the Rubber Group's operating results for 1999 and 1998, income from operations would have increased by $1,426,000 or 11.2%, and cost of sales as a percentage of net sales would have been 80.2% during 1999 compared to 79.7% during 1998.

         Selling and administrative expenses as a percentage of net sales decreased during 1999 compared to 1998, primarily because those expenses are partially fixed in nature.

         EBITDA increased to $22,420,000, or 21.8% of net sales, in 1999 from $20,777,000, or 22.4% of net sales, in 1998. Excluding the special rebates from the Rubber Group's EBITDA for 1999 and 1998,

EBITDA was $22,201,000, or 21.6% of net sales, in 1999, compared to $20,155,000, or 21.8% of net sales, in 1998.

         During 1998, net sales of the Rubber Group increased by $11,400,000, or 14.0%, compared to 1997. This increase was primarily due to increased unit sales of insulators for automotive ignition wire sets and, to a lesser extent, increased unit sales of connector seals for automotive wiring systems and components for medical devices, offset, in part, by price reductions on certain automotive components.

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

         Selling and administrative expenses as a percentage of net sales increased during 1998 compared to 1997, primarily because of the hiring of additional personnel, the opening, in September 1997, of a sales office in Germany, and costs associated with the installation of new computer systems.

         EBITDA increased to $20,777,000, or 22.4% of net sales, in 1998 from $18,135,000, or 22.3% of net sales, in 1997. Excluding the special rebate from the Rubber Group's EBITDA for 1998, EBITDA was $20,155,000, or 21.8% of net sales.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars. During 1999, 1998, and 1997, net sales to automotive industry customers represented 67.2%, 55.6%, and 42.8%, respectively, of the Metals Group's net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The three largest customers of the Metals Group accounted for 50.0%, 35.3%, and 23.5% of the Metals Group's net sales during 1999, 1998, and 1997, respectively. Loss of a significant amount of business from any of the Metals Group's large customers could have a material adverse effect upon the Metals Group and on our company taken as a whole if that business were not substantially replaced by additional business from existing or new customers.

         Since 1997, we have been implementing a strategy designed to improve the profitability and growth potential of the Metals Group by eliminating the production of a large number of diverse, low-volume components and by building productive capacity to manufacture higher-volume components for customers in target markets. The repositioning has entailed a shift to a new customer base and has required that the Metals Group's manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning has caused the Metals Group to experience underabsorption of fixed overhead expenses resulting from the cut-back in low-volume business. Additionally, the Metals Group has incurred expenses for the implementation of improved quality systems, expenses related to moving equipment and upgrading buildings, costs related to establishing relationships with major new customers, and costs resulting from inefficiencies experienced during the rollout of new components. These factors and the fact that new high-volume business is limited at this stage of the transition adversely affected the results of operations of the Metals Group during 1999, 1998, and 1997.

         In 1999, we closed a 21,000 square foot diecasting facility in Manchester, New York. During 1999 and 1998, the Manchester facility had net sales of $935,000 and $2,258,000, respectively, and losses from operations of $186,000 and $237,000, respectively. In addition, we incurred $553,000 of closure costs in 1999 related to the Manchester facility, of which $507,000 was charged to cost of sales and $46,000 was charged to selling and administrative expenses. At December 31, 1999, the Manchester facility had net assets of $43,000.

         The following table sets forth the operating results of the Metals Group for 1999, 1998, and 1997 (dollar amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                                 ----------------------------------------------------------------
                                                       1999                   1998                   1997
                                                 -----------------      ------------------     ------------------
Net sales                                       $ 37,084    100.0%     $  34,107    100.0%    $  37,421    100.0%

Cost of sales                                     35,204     94.9         35,304    103.5        34,726     92.8
                                                 --------  -------      --------- --------     --------- --------
Gross profit (loss)                                1,880      5.1         (1,197)    (3.5)        2,695      7.2

Selling and administrative expenses                3,472      9.4          2,877      8.4         4,275     11.4
                                                 --------  -------      --------- --------     --------- --------
Loss from operations                              (1,592)    (4.3)        (4,074)   (11.9)       (1,580)    (4.2)

Add back: depreciation and amortization            4,585     12.4          3,957     11.6         3,141      8.4
                                                 --------  -------      --------- --------     --------- --------
Earnings before interest, taxes,
  depreciation, and amortization                $  2,993      8.1%     $    (117)    (0.3)%   $   1,561      4.2%
                                                 ========  =======      ========= ========     ========= ========

         During 1999, net sales of the Metals Group increased by $2,977,000, or 8.7%, compared to 1998. This increase resulted primarily from increased unit sales of automotive components and increased tooling sales, offset, in part, by the effects of the shutdown of the Manchester facility and of the reduction in low-volume business.

         During 1999, the Metals Group incurred a loss from operations of $1,592,000, compared to a loss from operations of $4,074,000 during 1998. If the $553,000 of closure costs related to the Manchester facility were excluded from the Metals Group's operating results, the Metals Group would have incurred a loss from operations of $1,039,000 during 1999. If the $507,000 of closure expenses charged to cost of sales during 1999 were excluded from the Metals Group's operating results, cost of sales as a percentage of net sales would have decreased from 103.5% during 1998 to 93.6% during 1999, primarily due to:

              - increased absorption of fixed manufacturing overhead, which resulted from higher sales levels, and

              - a reduction in direct labor costs as a percentage of net sales, which resulted from improved operating efficiencies and increased utilization of skilled equipment operators who had been retained during prior periods of lower sales volume.

         Selling and administrative expenses as a percentage of net sales increased during 1999, primarily because of costs related to the installation of new computer systems during 1999 and because selling and administrative expenses for 1998 were reduced by $170,000, due to the settlement of certain litigation for less than had been previously reserved.

         EBITDA increased to $2,993,000, or 8.1% of net sales, in 1999 from negative $117,000, or negative 0.3% of net sales, in 1998. Excluding the $553,000 of closure expenses related to the Manchester facility, EBITDA for 1999 was $3,546,000, or 9.6% of net sales.

         During 1998, net sales of the Metals Group decreased by $3,314,000, or 8.9%, compared to 1997. This reduction resulted primarily from general weakness in sales and reductions caused by our planned elimination of certain customers who generated low-volume production.

         During 1998, the Metals Group incurred a loss from operations of $4,074,000, compared to a loss from operations of $1,580,000 during 1997. Cost of sales as a percentage of net sales increased during 1998, primarily due to underabsorption of fixed overhead caused by low sales levels. Despite the lower sales, manufacturing overhead expenses increased by $1,400,000 during 1998 compared to 1997, primarily because of:

              -   increased depreciation and amortization,

              - increased indirect labor costs resulting from the hiring of additional technical and supervisory personnel, and

              - a charge of $368,000 to write down certain equipment held for sale to net realizable value.

         To a lesser extent, material and direct labor costs as a percentage of net sales also increased during 1998 compared to 1997, primarily because of:

              -   changes in product mix,

              - lower production efficiencies resulting from the start-up of new products, and

              - costs related to the retention of experienced equipment operators during a period of low sales.

         Selling and administrative expenses decreased during 1998, primarily because of reduced personnel costs, the elimination of commissions previously paid to sales representatives who were terminated during the last quarter of 1996 and the first quarter of 1997, and the settlement of certain litigation for less than had been previously reserved.

         EBITDA decreased to negative $117,000, or negative 0.3% of net sales, in 1998 from positive $1,561,000, or 4.2% of net sales, in 1997.

         CORPORATE OFFICE

         Expenses of the corporate office, which are not included in the operating results for the Rubber Group or the Metals Group, represent administrative expenses incurred primarily at our New York and Cleveland offices. Expenses of the corporate office are consolidated with the selling and administrative expenses of the Rubber Group and the Metals Group in our consolidated financial statements.

         The following table sets forth the operating results of the corporate office for 1999, 1998, and 1997 (dollar amounts in thousands):

                                                  YEARS ENDED DECEMBER 31
                                        ------------------------------------
                                         1999          1998          1997
                                         ----          ----          ----
    Loss from operations               $ (2,446)     $ (2,029)     $ (2,095)
    Add back: depreciation and
     amortization (1)                        47            18            21
                                        --------      --------      --------
    Earnings before interest, taxes,
     depreciation, and amortization    $ (2,399)     $ (2,011)     $ (2,074)
                                        ========      ========      ========

         (1) Excludes amortization of deferred financing expenses, which totaled $234,000, $198,000, and $171,000, in 1999, 1998, and
                  1997, respectively, and which is included in interest expense in the consolidated financial statements.

         The increase in expenses of the corporate office in 1999 resulted primarily from the accrual of management incentive compensation. No management incentive compensation was accrued for corporate office personnel in 1998 or 1997.

         INTEREST EXPENSE

         During 1999, 1998, and 1997, interest expense totaled $9,632,000, $9,772,000, and $9,065,000, respectively. During 1999, 1998, and 1997, interest expense included amortization of deferred financing expenses of $234,000, $198,000, and $171,000, respectively. The increase in interest expense in 1998 was caused primarily by an increase in average borrowings outstanding.

         OTHER INCOME

         Other income in 1997 represented a payment of $425,000 related to the settlement of certain litigation.

         EXTRAORDINARY GAIN

         During 1999, we recorded an extraordinary gain, net of estimated income tax expense, of $1,542,000 on the repurchase of $4,308,000 principal amount of our 12-3/4% senior subordinated notes.

         PROVISION FOR INCOME TAXES

         During 1999, the provision for income taxes was $526,000 of which $133,000 related to our income from operations and $393,000 related to the extraordinary gain on the repurchase of debt. The provision for income taxes for 1999 consisted primarily of federal alternative minimum taxes. During 1998, the provision for income taxes consisted primarily of state income taxes. During 1997, the provision for income taxes consisted primarily of:

              -   federal alternative minimum taxes, and

              - the reversal of a tax credit that had been recorded in 1996 based on the then-projected utilization of federal net operating loss carryforwards in 1997.

         For additional information concerning income taxes and related matters, see Note 9 to the consolidated financial statements in Part II, Item 8.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During 1999, our operating activities provided $5,624,000 of cash.

         Accounts receivable increased by $6,261,000 during 1999. This increase was caused primarily by the following:

              -   an increase in net sales,

              - an increase in the average payment terms granted to our large customers, and

              - an unusual year-end build-up in accounts receivable that was significantly reduced during January 2000.

         Accounts payable decreased by $2,694,000 from 1998 to 1999. This decrease was primarily the result of a reduction in average days outstanding and a $1,088,000 reduction in payables related to the purchase of plant, equipment, and customer-owned tooling.

         INVESTING ACTIVITIES

         During 1999, our investing activities used $10,924,000 of cash, primarily for capital expenditures. The following table sets forth capital expenditures for the Rubber Group, the Metals Group, and the corporate office during 1999, 1998, and 1997 (dollar amounts in thousands):

                                                YEARS ENDED DECEMBER 31
                                          ------------------------------------
                                            1999         1998          1997         TOTAL
                                            ----         ----          ----         -----
             Rubber Group:
                Equipment                $   7,201     $  8,277     $   6,632     $  22,110
                Land and buildings             307          105           203           615
                                          ---------     --------     ---------     ---------
                                             7,508        8,382         6,835        22,725
                                          ---------     --------     ---------     ---------
             Metals Group:
                Equipment                    2,542        6,184         5,542        14,268
                Land and buildings             169          238         3,393         3,800
                                          ---------     --------     ---------     ---------
                                             2,711        6,422         8,935        18,068
                                          ---------     --------     ---------     ---------
             Corporate office:
                Equipment                      109           73            20           202
                Land and buildings               -            -             -             -
                                          ---------     --------     ---------     ---------
                                               109           73            20           202
                                          ---------     --------     ---------     ---------
             Total company:
                Equipment                    9,852       14,534        12,194        36,580
                Land and buildings             476          343         3,596         4,415
                                          ---------     --------     ---------     ---------
                                         $  10,328     $ 14,877     $  15,790     $  40,995
                                          =========     ========     =========     =========

         We presently project that capital expenditures will total approximately $23,000,000 in 2000, including $18,500,000 for equipment and $4,500,000 for land and buildings. Capital expenditures for the Rubber Group and the Metals Group are projected to total $16,400,000 and $6,600,000, respectively, during 2000. We project that approximately $3,300,000 will be expended to rebuild or replace existing equipment, and approximately $19,700,000 will be expended to effect cost reductions and expand productive capacity.

         At December 31, 1999, we had outstanding commitments to purchase plant and equipment of $5,673,000, of which $4,427,000 is expected to be expended in 2000 and $1,246,000 is expected to be expended in 2001.

         FINANCING ACTIVITIES

         During 1999, our financing activities provided $5,205,000 of cash.

         During 1999, we obtained new term loans in the aggregate amount of $15,567,000, which refinanced $4,908,000 of existing term loans and $10,659,000 of loans outstanding under our revolving line of credit. Also, during 1999, we repurchased $4,308,000 principal amount of our 12-3/4% senior subordinated notes for $2,373,000; the purchases were financed through borrowings under our revolving line of credit.

         Borrowings under our revolving line of credit, which are classified as short-term debt, increased by $8,473,000 during 1999, in part because we utilized the revolving line of credit to fund certain capital expenditures that were not refinanced by borrowings under our equipment lines of credit or through other long-term financing.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit, which expires on April 1, 2002, is subject to covenant compliance and certain availability formulas based on the levels of our accounts receivable and inventories. We have two equipment lines of credit that we use to finance, through five-year or seven-year term loans, all or a portion of the purchase price of certain equipment. At December 31, 1999, the amounts that we could borrow under our equipment lines of credit were negligible. Effective October 1, 1999, the rates of interest charged on loans outstanding under the revolving line of credit and on certain term loans with variable rates of interest were reduced by one-quarter of a percentage point, to either the London Interbank Offered Rate (LIBOR) plus 2-1/2% or the prime rate.

         We have substantial borrowings for a company our size. Because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than if we had less debt. As a result of increased borrowings during 1999, our aggregate indebtedness, excluding accounts payable, increased by $3,640,000 to $98,185,000. During 2000, interest and scheduled principal payments, excluding the principal payments due on the $37,629,000 of indebtedness scheduled to mature during the first half of 2000, are projected to be approximately $9,800,000 and $8,800,000, respectively.

         We had a net working capital deficit of $78,957,000 at December 31, 1999, compared to a net working capital deficit of $8,030,000 at December 31, 1998. The increase in the working capital deficit occurred primarily because:

              - our 12% term note, 10-1/2% senior note, 12-3/4% senior subordinated notes, and 14% junior subordinated notes, which had an aggregate principal balance of $37,629,000, were scheduled to mature during the first half of 2000 and were classified at December 31, 1999, as current liabilities in our consolidated financial statements, and

              - the long-term portions of our secured, amortizing term loans were classified as current liabilities because the holders will be entitled to accelerate the maturities of their loans on or after May 1, 2000, unless we are able to refinance, renegotiate, or extend our maturing indebtedness prior to that date or unless we are able to obtain extensions of waivers previously granted by those holders.

         At March 29, 2000, availability under our revolving line of credit totaled $2,306,000 before outstanding checks of $1,754,000 were deducted.

         Substantially all of our assets are pledged as collateral for certain of our indebtedness. Certain of our financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage and other covenants that place certain restrictions on our business and operations, including covenants relating to the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of our assets, the purchase of plant and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of our financing agreements include cross-default provisions.

         We currently believe, although we can give you no assurance, that our cash flow from operations, borrowings available to us under existing financing arrangements, and additional borrowings that we believe we will be able to obtain should be adequate to meet our projected working capital and debt service requirements (excluding amounts needed to refinance the $37,629,000 of indebtedness scheduled to mature during the first half of 2000, which is discussed in more detail below) and to fund projected capital expenditures through December 31, 2000. We estimate that, in addition to our cash flow from operations and borrowings under our revolving line of credit, we will require approximately $12,000,000 of new borrowings during 2000 to meet our working capital and debt service requirements (excluding amounts needed to refinance the $37,629,000 of indebtedness scheduled to mature during the first half of 2000) and to fund projected capital expenditures.

         If cash flows from operations or availability under existing and new financing agreements fall below expectations, we may be forced to delay anticipated capital expenditures, reduce operating expenses, extend accounts payable balances beyond terms that we believe are customary in the industries in which we operate, and/or consider other alternatives designed to improve our liquidity. Certain of these actions could have a material adverse effect on our results of operations and financial position. In addition, if we are unable to refinance, renegotiate, or extend the indebtedness that has matured or is scheduled to mature during the first half of 2000, we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceedings under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

INDEBTEDNESS MATURING DURING THE FIRST AND SECOND QUARTERS OF 2000

         During the first half of 2000, $37,629,000 of our indebtedness was scheduled to mature. This indebtedness was comprised of the following:

              - our 12-3/4% senior subordinated notes due February 1, 2000, in the outstanding principal amount of $27,412,000,

              - our 10-1/2% senior note due February 1, 2000, in the outstanding principal amount of $7,500,000,

              - our 12% secured term note due April 30, 2000, in the outstanding principal amount of $1,370,000,

              - our 14% junior subordinated convertible notes due May 1, 2000, in the outstanding principal amount of $1,000,000, and

              - our 14% junior subordinated non-convertible notes due May 1, 2000, in the outstanding principal amount of $347,000.

         During the fourth quarter of 1999, we engaged in discussions with substantially all of the holders of our 12-3/4% senior subordinated notes regarding an extension of the maturity date of those notes. In connection with those discussions, we obtained agreements from the holders of our junior subordinated notes, to convert the 14% junior subordinated convertible notes into 440,000 shares of our common stock, in accordance with the terms of those notes, and to extend the maturity date of the 14% junior subordinated non-convertible notes to May 1, 2003, subject, in each case, to a satisfactory refinancing or renegotiation of the balance of our maturing indebtedness.

         During the fourth quarter, we also commenced discussions with one of our secured lenders regarding additional financing that would be utilized to repay our 12% secured term note and all or a portion of our 10-1/2% senior note.

         On December 28, 1999, we commenced a consent solicitation seeking consents of the holders of our 12-3/4% senior subordinated notes to an extension of the maturity date of the 12-3/4% senior subordinated notes to February 1, 2003. If the consent solicitation is completed, we will pay a 1% fee to consenting holders and increase the interest rate payable on the 12-3/4% senior subordinated notes to the rates set forth in the following table:

                               PERIOD                     INTEREST RATE
             February 1, 2000 - January 31, 2001             13-1/2%
             February 1, 2001 - July 31, 2001                15-1/2%
             August 1, 2001 - January 31, 2002               16%
             February 1, 2002 - July 31, 2002                17%
             August 1, 2002 - January 31, 2003               18%

         Because we did not receive the necessary consents by February 1, 2000, the 12-3/4% senior subordinated notes matured and remain unpaid and we did not make the scheduled payment of interest, in the amount of $1,748,000, that was due on February 1, 2000. We have extended the consent solicitation through April 3, 2000, and we plan to amend the consent solicitation to seek waivers of the events of default that occurred as a result of our failure to make the payments of principal and interest.

         In anticipation of the default in respect of our 12-3/4% senior subordinated notes, we obtained the following agreements, effective as of January 31, 2000, from the holders of substantially all of our other indebtedness, which have enabled us to continue to operate our business without interruption, notwithstanding the default:

              - Our secured lenders waived their cross-default provisions with respect to the default relating to the 12-3/4% senior subordinated notes through May 1, 2000 and two of our secured lenders amended a cash flow covenant to eliminate a default that occurred because all of our secured, amortizing term loans had been classified as a current liability in our December 31, 1999, financial statements.

              - The holder of our 12% secured term note, in the outstanding principal amount of $1,370,000, extended the maturity date of that note from January 31, 2000, to April 30, 2000; that note has no cross-default provision with respect to the default relating to the 12-3/4% senior subordinated notes.

              - The holder of our 10-1/2% senior note, in the outstanding principal amount of $7,500,000, extended the maturity date of that note from February 1, 2000, to May 1, 2000, and waived its cross-default provisions with respect to the default relating to the 12-3/4% senior subordinated notes.

              - The holders of our 14% junior subordinated notes, in the outstanding principal amount of $1,347,000, agreed to defer the interest payments on those notes that were due February 1, 2000, to May 1, 2000, and waived their cross-default provisions with respect to the default relating to the 12-3/4% senior subordinated notes. In addition, on February 1, 2000, those holders converted the $1,000,000 principal amount of 14% junior subordinated convertible notes into 440,000 shares of our common stock in accordance with the terms of those notes.

         Since January 31, 2000, we have made all scheduled payments of interest and principal on all of our indebtedness, other than the 12-3/4% senior subordinated notes, and our secured lenders have continued to make loans to us under our revolving credit facility in the ordinary course. In addition, we have had further discussions with the four largest holders of our 12-3/4 senior subordinated notes, in an effort to obtain the necessary consents to the extension of the maturity of those notes, and we have had discussions with one of our secured lenders regarding additional financing to repay our 12% secured term note and all or a portion of our 10-1/2% senior note.

         To date, we have been unable to obtain the necessary consents to the extension of our 12-3/4% senior subordinated notes, nor have we obtained a commitment from the secured lender to provide the additional financing requested. If we are unable to restructure or refinance all of our matured or maturing indebtedness, we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

INFLATION

         We generally pass through fluctuations in raw material costs to our customers; however, many of our customers will not accept price increases from us to compensate for increases in labor and overhead expenses that result from inflation. To offset inflationary increases in costs that we cannot pass through to our customers and to maintain or improve our operating margins, we attempt to improve our production efficiencies and manufacturing processes.

ENVIRONMENTAL MATTERS

      We have been named from time to time as one of numerous potentially responsible parties or third-party defendants under applicable environmental laws for restoration costs at waste-disposal sites, and as a defendant or potential defendant in various other environmental law matters. It is our policy to record accruals for matters of these types when we deem a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may in the future be a party are at various stages of completion; although we can give you no assurance as to the outcome of existing or potential environmental litigation, based upon the information currently available to us, we believe that the outcome thereof will not have a material adverse effect upon our financial position. You will find information concerning certain other commitments and contingencies affecting us in Note 13 to the consolidated financial statements in Part II, Item 8.

RECENTLY ISSUED ACCOUNTING STANDARDS

      ACCOUNTING FOR PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY
      ARRANGEMENTS

      In September 1999, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Abstract Number 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" (Abstract 99-5), which is effective for design and development costs incurred after December 31, 2000. Abstract 99-5 requires that, in the absence of a contractual guarantee of reimbursement, design and development costs incurred with respect to products to be sold under long-term supply arrangements are to be expensed as incurred. Costs incurred to design and develop molds, dies, and other tools that are owned by the customer and are to be used by the supplier to manufacture products for sale under long-term supply arrangements are to be capitalized as long as the supplier is performing under the supply arrangement. We believe that the adoption of Abstract 99-5 during the first quarter of 2000 will not affect our results of operations or financial position.

YEAR 2000 COMPLIANCE

      Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to differentiate 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Reports to date are that computer systems are functioning normally; however, computer experts have warned that there may still be residual consequenses of the change in centuries. As of March 29, 2000, we have experienced no difficulties in connection with the year 2000 problem.

      Although we did not have a specific system in place for tracking costs related to our year 2000 compliance plan, we believe that the costs we incurred for year 2000 issues were approximately $600,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

      At December 31, 1999, we had $53,911,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2-1/2% or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

      At December 31, 1999, we had outstanding $44,274,000 of fixed rate long-term debt with a weighted-average interest rate of 11.81%, of which $37,629,000 was scheduled to mature during the first half of 2000. If we are able to refinance or extend the maturing debt, it may be at interest rates that are significantly higher than the weighted-average interest rate on the maturing debt. In connection with our solicitation of consents to extend the maturity date of our $27,412,000 of outstanding 12-3/4% senior subordinated notes from February 1, 2000, to February 1, 2003, we have offered to increase the interest rates thereon to the rates set forth in the following table:

                    PERIOD                               INTEREST RATE
                    ------                               -------------
         February 1, 2000 - January 31, 2001                13-1/2%
         February 1, 2001 - July 31, 2001                   15-1/2%
         August 1, 2001 - January 31, 2002                  16%
         February 1, 2002 - July 31, 2002                   17%
         August 1, 2002 - January 31, 2003                  18%

      If the consent solicitation is successful and all of the senior subordinated notes remain outstanding during 2000, 2001, and 2002, we will pay $188,000, $765,000, and $1,256,000 more interest during those respective periods than if the interest rate were to remain at 12-3/4%. We recommend that you also read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in Part II, Item 7, and Note 5 to the consolidated financial statements in Part II, Item 8.

                      THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TABLE OF CONTENTS

                                                                        Page

         Report of Independent Auditors..............................    24

         Consolidated Statement of Operations for the Years Ended
           December 31, 1999, 1998, and 1997.........................    25

         Consolidated Balance Sheet at December 31, 1999 and 1998....    26

         Consolidated Statement of Stockholders' Deficit for
           the Years Ended December 31, 1999, 1998, and 1997.........    28

         Consolidated Statement of Cash Flows for the Years Ended
           December 31, 1999, 1998, and 1997.........................    29

         Notes to Consolidated Financial Statements..................    30

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Lexington Precision Corporation and its subsidiaries at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule contained in
Part IV, Item 14, of the Company's report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and its subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that Lexington Precision Corporation will continue as a going concern. As more fully described in Notes 1, 5, and 17, the Company has approximately $98,000,000 of short-term debt, including $27,412,000 principal amount of 12-3/4% senior subordinated notes that matured on February 1, 2000, and which have not been paid. Substantial doubt exists about the Company's ability to refinance, extend, amend, or exchange such obligations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect this uncertainty.



                                          ERNST & YOUNG LLP


Cleveland, Ohio
March 29, 2000

                       LEXINGTON PRECISION CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                                      YEARS ENDED DECEMBER 31
                                                            -----------------------------------------
                                                                1999            1998             1997
                                                                ----            ----             ----
Net sales                                                   $140,048       $ 126,717        $ 118,631

Cost of sales                                                117,609         108,513           99,422
                                                             -------         -------          -------
Gross profit                                                  22,439          18,204           19,209

Selling and administrative expenses                           12,153          11,006           11,425
                                                             -------         -------          -------
       Income from operations                                 10,286           7,198            7,784

Interest expense                                               9,632           9,772            9,065

Other income                                                      --              --              425
                                                             -------         -------          -------
     Income (loss) before income taxes and
      Extraordinary item                                         654          (2,574)            (856)

Income tax provision                                             133             132              672
                                                             -------         -------          -------
       Income (loss) before extraordinary item                   521          (2,706)          (1,528)

Extraordinary gain on repurchase of debt,
net of applicable income taxes                                 1,542              --               --
                                                             -------         -------          -------
       Net income (loss)                                    $  2,063       $  (2,706)       $  (1,528)

                                                             =======         =======          =======
Basic and diluted net income (loss) per common share:

       Income (loss) before extraordinary item              $   0.10       $   (0.65)       $   (0.38)

Extraordinary gain on repurchase of
debt, net of applicable income taxes                            0.36              --               --
                                                             -------         -------          -------
       Net income (loss)                                    $   0.46       $   (0.65)       $   (0.38)
                                                             =======         =======          =======


See notes to consolidated financial statements.

                       LEXINGTON PRECISION CORPORATION

                          CONSOLIDATED BALANCE SHEET
                            (THOUSANDS OF DOLLARS)


                                                                              DECEMBER 31
                                                                        -----------------------
                                                                            1999           1998
                                                                        --------       --------
ASSETS:

       Current assets:
       Cash                                                             $      8       $    103
       Accounts receivable                                                24,098         17,837
       Inventories                                                         9,492         10,170
       Prepaid expenses and other current assets                           2,229          2,063
       Deferred income taxes                                               1,676          2,025
                                                                         -------        -------
       Total current assets                                               37,503         32,198
                                                                         -------        -------
       Plant and equipment:
       Land                                                                1,570          1,549
       Buildings                                                          23,566         23,753
       Equipment                                                          96,694         90,306
                                                                         -------        -------
                                                                         121,830        115,608
       Accumulated depreciation                                           60,041         52,871
                                                                         -------        -------
       Plant and equipment, net                                           61,789         62,737
                                                                         -------        -------
       Excess of cost over net assets of businesses acquired, net          8,462          8,778
                                                                         -------        -------
       Other assets, net                                                   3,573          4,612
                                                                         -------        -------
                                                                        $111,327       $108,325
                                                                        ========       ========


See notes to consolidated financial statements.         (continued on next page)

                       LEXINGTON PRECISION CORPORATION

                            (THOUSANDS OF DOLLARS)


                                                                              DECEMBER 31
                                                                     ---------------------------
                                                                           1999             1998
                                                                           ----             ----
LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
Accounts payable                                                      $   8,597        $  11,291
Accrued expenses                                                          9,794            9,345
Short-term debt                                                          98,057           12,995
Current portion of long-term debt                                            12            6,597
                                                                        -------          -------
Total current liabilities                                               116,460           40,228
                                                                        -------          -------
Long-term debt, excluding current portion                                   116           74,953
                                                                        -------          -------
Deferred income taxes and other long-term liabilities                     1,884            2,220
                                                                        -------          -------
Series B preferred stock, $100 par value, at
redemption value                                                            660              750
Excess of redemption value over par value                                  (330)            (375)
                                                                        -------          -------
     Series B preferred stock at par value                                  330              375
                                                                        -------          -------
Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,348,951 shares issued                                 1,087            1,087
     Additional paid-in-capital                                          12,160           12,235
     Accumulated deficit                                                (20,493)         (22,556)
     Cost of common stock in treasury, 85,915 shares                       (217)            (217)
                                                                        -------          -------
      Total stockholders' deficit                                        (7,463)          (9,451)
                                                                        -------          -------
                                                                      $ 111,327        $ 108,325
                                                                        =======          =======


See notes to consolidated financial statements.

                       LEXINGTON PRECISION CORPORATION

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (THOUSANDS OF DOLLARS)


                                               ADDITIONAL                                    TOTAL
                                   COMMON       PAID-IN-      ACCUMULATED    TREASURY    STOCKHOLDERS'
                                   STOCK         CAPITAL        DEFICIT        STOCK        DEFICIT
                                   -----       ---------      -----------    --------    ------------
Balance at December 31, 1996       $1,087       $ 12,395        $(18,322)      $(217)       $(5,057)
                                  =======        =======         =======     =======        =======
Net loss                               --             --          (1,528)         --         (1,528)
Preferred stock dividends
 and redemptions                       --            (82)             --          --            (82)
                                  -------        -------         -------     -------        -------
Balance at December 31, 1997       $1,087       $ 12,313        $(19,850)      $(217)       $(6,667)
                                  =======        =======         =======     =======        =======
Net loss                               --             --          (2,706)         --         (2,706)
Preferred stock dividends
 and redemptions                       --            (78)             --          --            (78)
                                  -------        -------         -------     -------        -------
Balance at December 31, 1998       $1,087       $ 12,235        $(22,556)      $(217)       $(9,451)
                                  =======        =======         =======     =======        =======
Net income                             --             --           2,063          --          2,063
Preferred stock dividends
 and redemptions                       --            (75)             --          --            (75)
                                  -------        -------         -------     -------        -------
Balance at December 31, 1999       $1,087       $ 12,160        $(20,493)      $(217)       $(7,463)
                                  =======        =======         =======     =======        =======


See notes to consolidated financial statements.

                       LEXINGTON PRECISION CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)

                                                                          YEARS ENDED DECEMBER 31
                                                                 ----------------------------------------
                                                                     1999            1998            1997
                                                                     ----            ----            ----
OPERATING ACTIVITIES:
       Net income (loss)                                         $  2,063        $ (2,706)       $ (1,528)
       Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Extraordinary gain on repurchase of debt                    (1,935)             --              --
       Depreciation                                                10,971          10,001           8,558
     Amortization included in operating expense                     1,757           1,450           1,280
     Amortization included in interest expense                        234             198             171
       Deferred income taxes                                           --              --             585
       Changes in operating assets and liabilities that
       provided (used) cash:
       Accounts receivable                                         (6,261)           (258)           (759)
       Inventories                                                    678          (1,139)           (132)
       Prepaid expenses and other assets                              (99)            747             462
       Accounts payable                                            (2,694)         (1,337)         (1,706)
       Accrued expenses                                               449             850             213
       Other                                                          461             207             385
                                                                  -------         -------         -------
       Net cash provided by operating activities                    5,624           8,013           7,529
                                                                  -------         -------         -------
INVESTING ACTIVITIES:
     Purchases of plant and equipment                             (10,328)        (14,877)        (15,790)
     Decrease (increase) in equipment deposits                       (231)            261            (147)
     Proceeds from sales of equipment                                 162             913             142
     Expenditures for tooling owned by customers                     (697)         (1,901)           (791)
     Other                                                            170             570            (140)
                                                                  -------         -------         -------
       Net cash used by investing activities                      (10,924)        (15,034)        (16,726)
                                                                  -------         -------         -------
FINANCING ACTIVITIES:
   Net increase in short-term debt                                  8,473           4,155           1,514
   Proceeds from issuance of long-term debt                        15,567           8,891          43,492
   Repayment of long-term debt                                    (16,092)         (6,003)        (35,206)
   Repurchase of debt                                              (2,373)             --              --
   Other                                                             (370)           (127)           (582)
                                                                  -------         -------         -------
       Net cash provided by financing activities                    5,205           6,916           9,218
                                                                  -------         -------         -------
Net increase (decrease) in cash                                       (95)           (105)             21
Cash at beginning of year                                             103             208             187
                                                                  -------         -------         -------
Cash at end of year                                              $      8        $    103        $    208
                                                                  =======         =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                 $  9,618        $  9,567        $  8,684
   Income taxes paid                                             $     96        $    136        $    689


See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

            USE OF ESTIMATES

            The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            INVENTORIES

            Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):

                                                     DECEMBER 31
                                                  ----------------
                                                   1999      1998
                                                   ----      ----
            Finished goods                        $3,565    $ 4,272
            Work in process                        2,503      2,834
            Raw materials and purchased parts      3,424      3,064
                                                  ------    -------
                                                  $9,492    $10,170
                                                  ======    =======

              PLANT AND EQUIPMENT

              Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (15 to 32 years for buildings and 3 to 8 years for equipment). When property is retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated. Maintenance and repair expenses are charged against income as incurred, while major improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repair expenses were $6,099,000, $5,169,000, and $3,766,000 for 1999, 1998, and 1997, respectively.

              EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED

              The excess of cost over net assets of businesses acquired (goodwill) is amortized on the straight-line method, principally over 40 years. At December 31, 1999 and 1998, accumulated amortization of goodwill was $3,527,000 and $3,211,000, respectively. During each of 1999, 1998, and 1997, amortization of goodwill totaled $316,000. The Company assesses the recoverability of goodwill and other long-lived assets, when events or changes in circumstances indicate that the carrying amount may be impaired, by evaluating whether the anticipated undiscounted future cash flows of the related

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


business will be sufficient to recover the carrying amount over the remaining useful life of the asset. If the future undiscounted cash flows are not adequate to recover the carrying value of an asset over its remaining life, the carrying amount of that asset is adjusted to its fair value.

         DEFERRED FINANCING EXPENSES

         Deferred financing expenses are amortized over the lives of the related debt instruments.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses are recorded as expenses in the year incurred. These costs totaled $878,000, $450,000, and $240,000 during 1999, 1998, and 1997, respectively.

         NET INCOME OR LOSS PER COMMON SHARE

         Basic net income or loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net income or loss per share is calculated after giving effect to all potential common shares that were dilutive, using the treasury stock method. Potential common shares are securities (such as convertible debt securities and convertible preferred stock) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion rights. For purposes of the net income or loss per common share calculations, net income or loss has been reduced by preferred stock dividends and the amount by which payments made to redeem shares of preferred stock exceeded the par value of such shares.

         REVENUE RECOGNITION

         Substantially all of the Company's revenues result from the sale of rubber and metal components. The Company recognizes revenue from the sale of components upon shipment and passage of title to customers according to shipping schedules and terms of sale mutually agreed to by the Company and its customers.

         STOCK BASED EMPLOYEE COMPENSATION PLAN

         The Company has a restricted stock award plan that permits it to award restricted shares of its common stock to officers and key employees. Shares awarded under the plan are accounted for in accordance with the provisions of "Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees" (APB 25). Compensation expense equal to the market value of the shares on the date of grant is charged to earnings over the vesting period of the shares, while the unamortized value of the restricted shares is recorded as a reduction of stockholders' equity.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for all fiscal periods beginning after June 15, 2000. The statement provides standards for the recognition and measurement of derivative and hedging activities. The adoption of FAS 133 during the first quarter of 2001 is not expected to affect the Company's results of operations or financial position.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      ACCOUNTING FOR PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY
ARRANGEMENTS

      In September 1999, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Abstract Number 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" (Abstract 99-5), which is effective for design and development costs incurred after December 31, 2000. Abstract 99-5 requires that, in the absence of a contractual guarantee of reimbursement, design and development costs incurred with respect to products to be sold under long-term supply arrangements are to be expensed as incurred. Costs incurred to design and develop molds, dies, and other tools that are owned by the customer and are to be used by the supplier to manufacture products for sale under long-term supply arrangements are to be capitalized as long as the supplier is performing under the supply arrangement. The adoption of Abstract 99-5 during the first quarter of 2000 will not affect the Company's results of operations or financial position.

      BASIS OF PRESENTATION

      The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

      On February 1, 2000, $27,412,000 principal amount of the Company's 12-3/4% senior subordinated notes matured. On December 28, 1999, the Company had commenced a consent solicitation seeking consents of the holders of the 12-3/4% senior subordinated notes to extend the maturity date of the 12-3/4% senior subordinated notes to February 1, 2003. At the date of issuance of the consolidated financial statements, sufficient consents had not been received to effect the extension. The Company is in default in respect of the 12-3/4% senior subordinated notes because it did not make payments of principal of $27,412,000 and interest of $1,748,000 on the 12-3/4% senior subordinated notes that were due on February 1, 2000. The consent solicitation has been extended and is currently scheduled to expire on April 3, 2000.

      Effective as of January 31, 2000, the holders of substantially all of the Company's other indebtedness entered into agreements that have enabled the Company to continue to operate its business without interruption, notwithstanding the default.

         - The Company's secured lenders waived their cross-default provisions with respect to the default relating to the 12-3/4% senior subordinated notes and two of the Company's secured lenders amended a covenant to eliminate a default that occurred because all of our secured, amortizing term loans had been classified as a current liability in the consolidated financial statements.

         - The holder of the Company's 12% secured term note, in the principal amount of $1,370,000, extended the maturity date of that note from January 31, 2000, to April 30, 2000; that note has no cross-default provision with respect to defaults relating to the 12-3/4% senior subordinated notes.

         - The holder of the Company's 10-1/2% senior note, in the principal amount of $7,500,000, extended the maturity date of that note from February 1, 2000, to May 1, 2000, and waived its cross-default provision with respect to the default relating to the 12-3/4% senior subordinated notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         - The holders of the Company's 14% junior subordinated notes, in the principal amount of $1,347,000, agreed to defer the interest payments on those notes that were due January 31, 2000, to April 30, 2000, and waived their cross-default provisions with respect to the default relating to the 12-3/4% senior subordinated notes. In addition, on February 1, 2000, those holders converted the $1,000,000 principal amount of 14% junior subordinated convertible notes into 440,000 shares of the Company's common stock in accordance with the terms of those notes.

      Since January 31, 2000, the Company has made all scheduled payments of interest and principal on all of its indebtedness, other than the 12-3/4% senior subordinated notes, and the Company's secured lenders have continued to make loans under the revolving credit facility in the ordinary course.

      To date, the Company has been unable to obtain the necessary consents to the extension of the Company's 12-3/4% senior subordinated notes, nor has the Company obtained a commitment from the secured lender to provide the additional financing requested. If the Company is unable to restructure or refinance all of its matured or maturing indebtedness, the Company may be forced to seek relief from its creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on the Company's results of operations and financial position.

NOTE 2 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

         At December 31, 1999 and 1998, other current assets included $1,477,000 and $1,414,000, respectively, of tooling manufactured or purchased by the Company pursuant to purchase orders issued by customers of the Company. Upon customer approval of the components produced by such tooling, which normally takes less than 90 days, the customer is obligated to pay for the tooling in accordance with previously agreed-upon terms.

NOTE 3 -- OTHER NONCURRENT ASSETS

         The Company has paid for a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce components under long-term supply arrangements. The payments have been recorded as a noncurrent asset and are being amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 1999 and 1998, other noncurrent assets included $1,299,000 and $2,043,000, respectively, representing the unamortized portion of such capitalized payments. During 1999, 1998, and 1997, the Company amortized $1,441,000, $1,134,000, and $964,000, respectively, of such capitalized payments.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- ACCRUED EXPENSES

         Accrued expenses at December 31, 1999 and 1998, are summarized below (dollar amounts in thousands):

                                                 DECEMBER 31
                                               ---------------
                                                 1999     1998
                                                 ----     ----
                Employee fringe benefits       $3,132   $3,196
                   Salaries and wages           2,453    2,289
                   Interest                     1,751    1,971
                   Taxes                        1,485      989
                   Other                          973      900
                                               ------   ------
                                               $9,794   $9,345
                                               ======   ======

NOTE 5 -- DEBT

         Debt at December 31, 1999 and 1998, is set forth below (dollar amounts in thousands):

                                                                       DECEMBER 31
                                                                  ---------------------
                                                                     1999          1998
Short-term debt:
  Revolving line of credit                                        $21,468       $12,995
  Secured, amortizing term loans                                   38,960            --
  12% secured term note                                             1,370            --
  10-1/2% senior note                                               7,500            --
  12-3/4% senior subordinated notes                                27,412            --
  14% junior subordinated notes                                     1,347            --
                                                                  -------       -------
   Subtotal                                                        98,057        12,995
      Plus current portion of long-term debt                           12         6,597
                                                                  -------       -------
         Total short-term debt                                     98,069        19,592
                                                                  -------       -------
Long-term debt:
   Revolving line of credit                                            --         3,850(1)
   Secured, amortizing term loans                                      --        35,608
   12% secured term note                                               --         1,370
   10-1/2% senior note                                                 --         7,500
   12-3/4% senior subordinated notes                                   --        31,720
   14% junior subordinated notes                                       --         1,347
   Other                                                              128           155
                                                                  -------       -------
         Subtotal                                                     128        81,550
   Less current portion                                                12         6,597
                                                                  -------       -------
         Total long-term debt                                         116        74,953
                                                                  -------       -------
            Total debt                                            $98,185       $94,545
                                                                  =======       =======

         (1) Refinanced under long-term agreements before the financial statements for the period were issued.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         REVOLVING LINE OF CREDIT

         Except for certain loans outstanding at December 31, 1998, in the amount of $3,850,000 that were refinanced under long-term agreements before the consolidated financial statements for December 31, 1998, were issued, the loans outstanding under the revolving line of credit at December 31, 1999 and 1998, have been classified as short-term debt because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the approval of the Company. The loans are also classified as short-term at December 31, 1999, because the Company has only received a waiver through May 1, 2000, of the cross-default provisions of the revolving line of credit with respect to the default relating to the 12-3/4% senior subordinated notes.

         At December 31, 1999, availability under the revolving line of credit totaled $2,382,000, before outstanding checks of $1,169,000 were deducted. At December 31, 1999, loans outstanding under the revolving line of credit accrued interest at the London Interbank Offered Rate (LIBOR) plus 2-1/2% and the prime rate. At December 31, 1999, 1998, and 1997, the weighted-average interest rates on borrowings under the revolving line of credit were 8-1/2%, 8%, and 8.74%, respectively.

         The loans outstanding under the Company's revolving line of credit are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc., a subsidiary of the Company.

         SECURED, AMORTIZING TERM LOANS

         Secured, amortizing term loans outstanding at December 31, 1999 and 1998, are set forth below (dollar amounts in thousands):

                                                                                                DECEMBER 31
                                                                                           --------------------
                                                                                             1999          1998
                                                                                             ----          ----
 Term loans payable in equal monthly principal installments based on a
 180-month amortization schedule, final maturities in 2001, 8.37%                          $2,688         $2,921
 Term loans payable in equal monthly principal installments, final
 maturities in 2002, LIBOR plus 2-3/4% (8.7% at December 31, 1999)                          1,837          2,584
Term loan payable in equal monthly principal installments based on a
    180-month amortization schedule, final maturity in 2002, 9.37%                          1,298          1,404
Term loan payable in equal monthly principal installments based on a
    180-month amortization schedule, final maturity in 2002, 9%                             2,531          2,732
 Term loans payable in equal monthly principal installments, final maturity in 2002, prime rate and LIBOR plus 2-1/2% (8-1/2% at
    December 31, 1999)                                                                      2,139(1)          --
 Term loan, interest only until March 1, 1998, then payable in equal monthly principal installments, final maturity in 2003, prime rate at
    December 31, 1999 and prime rate plus -1/4% at December 31, 1998
    (8-1/2% at December 31, 1999)                                                             590            770

(continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued from previous page)

                                                                                         DECEMBER 31
                                                                                 -------------------------
                                                                                    1999             1998
   Term loan payable in equal monthly principal installments, final maturity in 2003, prime rate and LIBOR plus 2-1/2% at December 31,
      1999 and prime rate plus -1/4% and LIBOR plus 2-3/4% at December 31,
      1998 (8-1/2% at December 31, 1999)                                             371(1)           492(1)
  Term loans payable in equal monthly principal installments, final
      maturity in 2004, LIBOR plus 2-3/4% (8.6% at December 31, 1999)              1,479               --
   Term loan payable in equal monthly principal installments, final maturity in 2004, prime rate and LIBOR plus 2-1/2% at December 31,
      1999 and prime rate plus -1/4% and LIBOR plus 2-3/4% at December 31,
      1998 (8.1% at December 31, 1999)                                             1,199            1,471
   Term loans payable in equal monthly principal installments, final maturity in 2004, prime rate and LIBOR plus 2-1/2% at December 31,
      1999 and prime rate plus -1/4% and LIBOR plus 2-3/4% at December 31,
      1998 (8-1/2% at December 31, 1999)                                          11,947(1)        18,967(1)
   Term loan payable in equal monthly principal installments, final
      maturity in 2005, LIBOR plus 2-3/4% (9.2% at December 31, 1999)              1,067            1,388
   Term loan payable in equal monthly principal installments, final maturity in 2005, prime rate and LIBOR plus 2-1/2% at December 31,
      1999 and prime rate plus -1/4% and LIBOR plus 2-3/4% at December 31,
   1998 (8-1/2% at December 31, 1999)                                              1,336(1)         1,579(1)
   Term loan payable in equal monthly principal installments, final maturity in 2006, prime rate at December 31, 1999 (8-1/2% at
   December 31, 1999)                                                                518               --
   Term loans payable in equal monthly principal installments, final maturity in 2006, prime rate and LIBOR plus 2-1/2% at December 31,
   1999 and prime rate plus -1/4% and LIBOR plus 2-3/4% at December 31,
      1998 (8-1/2% at December 31, 1999)                                           9,960(1)         1,300(1)
                                                                                  ------           ------
                                                                                 $38,960          $35,608
                                                                                  ======           ======

         (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

         At December 31, 1999 and 1998, the scheduled principal payments of the secured amortizing term loans that were payable within one year totaled $8,037,000 and $6,597,000, respectively. In addition, the portions of the secured, amortizing term loans that are due more than one year after the date of the consolidated financial statements were classified as short-term debt because the Company has only received a waiver through May 1, 2000, of the cross-default provisions of such term loans with respect to the default relating to the 12-3/4% senior subordinated notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The secured, amortizing term loans are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc.

      10-1/2% SENIOR NOTE

      The 10-1/2% senior note, due May 1, 2000, is an unsecured obligation of the Company. The holder of this note has waived, until May 1, 2000, the cross-default provision of this note with respect to the default relating to the 12-3/4% senior subordinated notes. These notes are senior in right of payment to the 12-3/4 senior subordinated notes and the 14% junior subordinated notes.

      12-3/4% SENIOR SUBORDINATED NOTES

      The 12-3/4% senior subordinated notes, due February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future secured debt and to the payment of the 10-1/2% senior note. On February 1, 2000, the Company did not make the payments of interest and principal then due on the 12-3/4% senior subordinated notes in the amounts of $1,748,000 and $27,412,000, respectively. For a more detailed discussion of the status of the 12-3/4% senior subordinated notes, refer to Note 1, "Summary of Significant Accounting Policies, Basis of Presentation."

      14% JUNIOR SUBORDINATED NOTES

      The 14% junior subordinated convertible notes and the 14% junior subordinated nonconvertible notes are unsecured obligations of the Company. The $1,000,000 principal amount of 14% junior subordinated convertible notes were converted into 440,000 shares of common stock on February 1, 2000. The 14% junior subordinated nonconvertible notes are due on May 1, 2000, and are subordinated in right of payment to all existing and future secured debt of the Company, the 10-1/2% senior note, and the 12-3/4 senior subordinated notes. The holders of the 14% junior subordinated notes have deferred until May 1, 2000, the interest payments that were due February 1, 2000, and have waived their cross-default provisions with respect to the default relating to the 12-3/4% senior subordinated notes.

      RESTRICTIVE COVENANTS

      Certain of the Company's financing arrangements contain covenants that set minimum levels of working capital, net worth, and cash flow coverage. The covenants also place certain restrictions and limitations on the Company's business and operations, including the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of the Company's assets, the purchase of plant and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions.

      From time to time, certain of the financial covenants contained in the Company's various loan agreements have been amended or waived in order to maintain or otherwise ensure current or future compliance by the Company. The Company has obtained agreements, effective as of January 31, 2000, from the holders of substantially all of the Company's other indebtedness that enable the Company to continue to operate its business without interruption until at least May 1, 2000, notwithstanding the default relating to the 12-3/4% senior subordinated notes. For a more detailed discussion of recent

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


amendments to and waivers of the Company's various loan agreements, refer to
Note 1, "Summary of Significant Accounting Policies, Basis of Presentation."

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes that, at December 31, 1999, the fair values of the secured, amortizing term loans and the loans outstanding under the revolving line of credit approximated the principal amounts of such loans.

         Since August 1, 1999, the only trading activity that the Company is aware of in the 12-3/4% senior subordinated notes, was the August 1999 repurchase by the Company of $500,000 principal amount of the 12-3/4% senior subordinated notes for $393,000 plus accrued interest. Notwithstanding such repurchase and the Company's inability to retire its 12-3/4% senior subordinated notes on their maturity date of February 1, 2000, the Company estimates, based upon discussions with several market makers, that, as of December 31, 1999, the 12-3/4% senior subordinated notes had a fair value in the range of 75% to 85% of their principal amount. Based on the estimated fair value of the 12-3/4% senior subordinated notes, the Company believes that, as of December 31, 1999, (1) the 14% junior subordinated nonconvertible notes had a fair value in the range of 75% to 85% of their principal amount, (2) the 14% junior subordinated convertible notes had a fair value in the range of 80% to 110% of their principal amount, and (3) the 10-1/2% senior note had a fair value approximately equal to its principal amount.

         Estimates of the fair values of the Company's indebtedness are subjective in nature and involve uncertainties and matters of judgment. Any change in the market for similar indebtedness, in the financial performance of the Company, or in interest rates could materially affect the fair value of all of the Company's indebtedness.

         FINANCIAL LEVERAGE AND LIQUIDITY

         The Company has substantial borrowings for a company its size. Any negative event may have a greater adverse effect upon the Company than it would have on a company of the same size that has less debt. As a result of increased borrowings during 1999, the Company's aggregate indebtedness, excluding accounts payable, increased by $3,640,000 to $98,185,000. During 2000, interest and scheduled principal payments, excluding the principal payments due on the $37,629,000 of indebtedness scheduled to mature during the first half of 2000, are projected to be approximately $9,800,000 and $8,800,000, respectively.

NOTE 6 -- PREFERRED STOCK

         SERIES B PREFERRED STOCK

         At December 31, 1999, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100. Each share of series B preferred stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into
14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. On November 30, 1999, 450 shares of series B preferred stock were redeemed for $90,000. Further redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of series B preferred stock annually. Scheduled redemptions for the years 2000 through 2004 aggregate $450,000. For accounting purposes, when series

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


B preferred stock is redeemed, the series B preferred stock account is reduced by the $100 par value of each share redeemed, and paid-in-capital is charged for the $100 excess of redemption value over par value of each share redeemed. Under the terms of the series B preferred stock, the Company may not declare any cash dividends on its common stock if there exists a dividend arrearage on the series B preferred stock. During 1999, the Company paid dividends aggregating $30,000 on the series B preferred stock. No dividends were in arrears at December 31, 1999.

         As more fully discussed in Note 1, the Company did not make the payments of interest and principal on the 12-3/4% senior subordinated notes that were due on February 1, 2000, in the amounts of $1,748,000 and $27,412,000, respectively. As a result, the Company is prohibited from making any further dividend payments on or redemptions of the series B preferred stock until it cures the payment defaults. If six dividend payments are in arrears at any time, the holders of the series B preferred stock would be entitled to elect two members to the Company's board of directors until all accumulated but unpaid dividends have been eliminated.

         OTHER AUTHORIZED PREFERRED STOCK

         The Company's restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% cumulative convertible preferred stock, series A, $100 par value. At December 31, 1999 and 1998, no shares of the series A preferred stock had been issued.

         The Company's restated certificate of incorporation also provides that the Company is authorized to issue 2,500,000 shares of preferred stock having a par value of $1 per share. At December 31, 1999 and 1998, no shares of the $1 par value preferred stock had been issued.

NOTE 7 -- COMMON STOCK

         COMMON STOCK, $.25 PAR VALUE

         At December 31, 1999 and 1998, there were 4,263,036 shares of the Company's common stock outstanding, 440,000 shares reserved for issuance on the conversion of the Company's 14% junior subordinated convertible notes, 48,889 shares reserved for issuance on the conversion of the series B preferred stock, and 257,500 shares reserved for issuance under the Company's restricted stock award plan.

         On January 28, 2000, the Compensation Committee of the Company's Board of Directors awarded to key employees of the Company, under the Restricted Stock Award Plan, 125,000 shares of common stock, of which 85,915 represented treasury shares and 39,085 shares represented authorized but previously unissued shares.

      On February 1, 2000, the holders of the Company's 14% junior subordinated convertible notes converted the $1,000,000 principal amount of the notes into 440,000 shares of the Company's common stock in accordance with the terms of the notes.

      Because the Company is currently in default in respect of the 12-3/4% senior subordinated notes, the Company cannot pay cash dividends on, or redeem any shares of, its capital stock.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RESTRICTED STOCK AWARD PLAN

         The Company has a restricted stock award plan which permits it to award restricted shares of common stock to officers and key employees. During 1999, 1998, and 1997, no shares of restricted common stock were awarded or outstanding. On January 28, 2000, the Compensation Committee of the Board of Directors awarded 125,000 shares of restricted common stock to key employees of the Company. Under the terms of the restricted stock award plan, the restricted shares vest over a period set by the Compensation Committee, which generally does not exceed five years. The individuals who receive restricted shares are entitled to receive cash dividends (if any) and to vote their unvested shares. Unless otherwise amended, the restricted stock award plan will expire on December 31, 2001.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

         RETIREMENT AND SAVINGS PLAN

         The Company maintains a retirement and savings plan pursuant to Section 401 of the Internal Revenue Code (a "401(k)" plan). All employees of the Company are entitled to participate in the 401(k) plan after meeting the eligibility requirements. Generally, employees may contribute up to 15% of their annual compensation but not more than prescribed amounts established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee's compensation, are matched 50% by the Company. During 1999, 1998, and 1997, matching contributions made by the Company totaled $682,000, $574,000, and $474,000, respectively. In addition, the Company has the option to make a profit-sharing contribution to the 401(k) plan. The size of the profit-sharing contribution is set annually at the end of each plan year by the Company's Board of Directors and is typically paid in March of the following year. The consolidated financial statements include provisions for profit-sharing contributions totaling $665,000, $650,000, and $550,000 for 1999, 1998, and 1997, respectively. Company contributions to the 401(k) plan vest at a rate of 20% per year commencing in the participant's third year of service until the participant becomes fully vested after seven years of service.

         INCENTIVE COMPENSATION PLAN

         The Company has an incentive compensation plan that provides for the payment of annual cash bonus awards to certain officers and key employees of the Company. The Compensation Committee of the Company's Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the incentive compensation plan and approves the cash bonus awards. Bonus awards for eligible divisional employees are typically based upon the attainment of predetermined profit targets at each division. Bonus awards for corporate officers are typically based upon the attainment of predetermined consolidated profit targets. The consolidated financial statements include provisions for bonuses totaling $1,062,000, $878,000, and $387,000 for 1999, 1998, and 1997, respectively.

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company maintains programs to fund certain costs related to a prescription drug card program for retirees of one of its former divisions and to fund insurance premiums for certain retirees of one of its divisions. At December 31, 1999, the Company's accumulated postretirement benefit obligation totaled $304,000. The Company is amortizing its transition obligation over the remaining life expectancy of the participants, which equates to an annual rate of $57,000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of the changes in the Company's post-retirement obligations at December 31, 1999 and 1998, is set forth below (dollar amounts in thousands):

                                                           DECEMBER 31
                                                        ------------------
                                                          1999        1998
                                                          ----        ----
Accumulated postretirement benefit obligation at
       beginning of year                               $  (328)     $ (370)
Service cost                                                (2)         (2)
Interest cost                                              (20)        (24)
Benefits paid                                               40          38
Actuarial gain                                               6          30
                                                       -------      ------
   Accumulated postretirement benefit obligation at
     end of year                                          (304)       (328)

Plan assets at fair market value                            --          --
                                                       -------      ------
   Funded status                                          (304)       (328)
Unrecognized transition obligation                         293         350
Unrecognized net gain                                     (217)       (237)
                                                       -------      ------
      Accrued benefit cost                             $  (228)     $ (215)
                                                       =======      ======

         Net annual postretirement benefit costs for 1999, 1998, and 1997 are summarized below (dollar amounts in thousands):

                                                        YEARS ENDED DECEMBER 31
                                                      ---------------------------
                                                         1999      1998      1997
                                                         ----      ----      ----
       Service cost                                   $     2     $   2     $   2
       Interest cost                                       20        24        32
       Net amortization and deferral                       31        35        39
                                                      -------     -----     -----
             Net annual postretirement benefit cost   $    53     $  61     $  73
                                                      =======     =====     =====

         The weighted-average annual rate of increase in the per capita cost of covered benefits for the prescription drug card program is assumed to be 7-1/2% in 2000 and is projected to decrease gradually thereafter until it reaches 5% in 2005. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company's program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in health care costs. The weighted-average discount rates used in determining the accumulated postretirement benefit obligation at December 31, 1999 and 1998, were 8% and 6-3/4%, respectively. The change in the discount rate at December 31, 1999, reflects higher prevailing interest rates.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- INCOME TAXES

         The components of the provisions for income taxes in 1999, 1998, and 1997 are set forth below (dollar amounts in thousands):

                                                  YEARS ENDED DECEMBER 31
                                               ----------------------------
                                                1999        1998        1997
                                                ----        ----        ----
                Current:
                     Federal                   $ 157       $  --       $ 104
                     State                       (24)        132         (17)
                                               -----       -----       -----
                                                             132          87
              Deferred:
                     Federal                      --          --         585
                                               -----       -----       -----
              Provision for income taxes       $ 133       $ 132       $ 672
                                               =====       =====       =====

         During 1999, the provision for income taxes was $133,000. In addition, the Company recognized a $393,000 provision for income taxes on the extraordinary gain on the repurchase of debt. The Company's provision for income taxes for 1999 represented primarily federal alternative minimum tax.

         During 1998, the provision for income taxes consisted of state income taxes.

         During 1997, the provision for income taxes consisted primarily of (1) federal alternative minimum tax and (2) the reversal of a tax credit that had been recorded in 1996 based on the then-projected utilization of federal net operating loss carryforwards in 1997.

         The difference between the Company's provision for income taxes in 1999, 1998, and 1997 and the income taxes that would have been payable at the federal statutory rate is reconciled as follows (dollar amounts in thousands):

                                                      YEARS ENDED DECEMBER 31
                                                ------------------------------------
                                                  1999           1998           1997
                                                  ----           ----           ----
Federal statutory income tax provision          $  222        $  (875)       $  (291)
Change in valuation allowance                     (150)         1,164          1,216
Amortization of nondeductible goodwill             107            107            107
State income taxes, net of federal benefit         (14)            87            (71)
Other                                              (32)          (351)          (289)
                                                ------        -------        -------
     Provision for income taxes                 $  133        $   132        $   672
                                                ======        =======        =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table sets forth the deferred tax assets and the deferred tax liabilities of the Company at December 31, 1999 and 1998 (dollar amounts in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                              1999          1998
  Deferred tax assets:
        Tax carryforwards:
           Federal net operating losses                       $3,829       $4,146
           State net operating losses                          1,569        1,419
           Federal alternative minimum taxes                   1,766        1,046
           Investment tax credit                                 101          101
           Other tax credit                                       81           81
                                                              ------       ------
         Total tax carryforwards                               7,346        6,793
        Asset loss reserves                                      444          379
        Tax inventory over book                                  347          738
        Deferred compensation liabilities                         44           53
        Vacation accruals                                        318          317
        Other accruals                                           226          236
        Deferred financing costs and other                        27           65
                                                              ------       ------
         Total deferred tax assets                             8,752        8,581
     Valuation allowance                                      (5,165)      (5,315)
                                                              ------       ------
         Net deferred tax assets                               3,587        3,266
  Deferred tax liabilities - tax over book depreciation        3,587        3,266
                                                              ------       ------
          Net deferred taxes                                  $   --       $   --
                                                              ======       ======

      During 1999, the Company's valuation allowance decreased by $150,000, primarily due to utilization of a portion of the Company's net operating loss carryforwards.

      At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of $11,262,000, which expire in the years 2005 through 2014, and alternative minimum tax credits of $1,766,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitations.

NOTE 10 -- SEGMENTS

      DESCRIPTION OF SEGMENTS AND PRODUCTS

      The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group produces seals used in automotive wiring systems, insulators for automotive ignition wire sets, components for medical devices, and molds used to produce components for the Company's customers. The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, for sale primarily to automotive suppliers, industrial equipment manufacturers, and manufacturers of computer and office equipment. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      MEASUREMENT OF SEGMENT PROFIT OR LOSS

      The Company evaluates performance based on several measures, including income from operations and earnings before interest, taxes, depreciation, and amortization, which is frequently referred to as EBITDA. EBITDA is not a measure of performance under accounting principles generally accepted in the United States. While EBITDA should not be used as a substitute for net income, cash flows from operating activities, or other operating or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States, the Company believes that EBITDA is used by investors as supplemental information to evaluate a company's financial performance, including its ability to incur and to service debt. In addition, the Company's definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

      The accounting policies of the Company's operating segments are the same as those described in Note 1, "Summary of Significant Accounting Policies," except that debt, deferred financing expenses, interest expense, and income and franchise tax expense are recorded at the corporate office. Corporate expenses that are not considered direct expenses of the Rubber Group or the Metals Group are not allocated to those segments for purposes of evaluating operating performance.

      FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

      Although all of the Company's production facilities are similar manufacturing operations, selling to similar customers, the Company presents financial data for the Rubber Group and the Metals Group because of the significant difference in financial performance between those segments.

      INDUSTRY CONCENTRATION; RELIANCE ON LARGE CUSTOMERS

      During 1999, 1998, and 1997, net sales to customers in the automotive industry totaled $119,588,000, 103,052,000, and $88,961,000, respectively, which represented 85.4%, 81.3%, and 75.0%, respectively, of the Company's net sales. At December 31, 1999 and 1998, accounts receivable from automotive customers totaled $22,079,000 and $15,047,000, respectively. The Company provides for credit losses based upon historical experience and ongoing evaluations of its customers' financial condition but does not require collateral from its customers to support the extension of trade credit. At December 31, 1999 and 1998, the Company had reserves for credit losses of $248,000 and $197,000, respectively.

      During 1999, 1998, and 1997, net sales to Delphi Automotive Systems Corporation, totaled $31,319,000, $26,233,000, and $26,447,000, which represented 22.4%, 20.7%, and 22.3%, respectively, of the Company's net sales and 30.4%, 28.3%, and 32.6%, respectively, of the Rubber Group's net sales. Also in 1998, net sales to Prestolite Wire Corporation totaled $14,431,000, which represented 11.4% of the Company's net sales and 15.6% of the Rubber Group's net sales. No other customer of the Company accounted for more than 10% of the Company's net sales during 1999, 1998, or 1997. In 1999, the three largest customers of the Rubber Group, including Delphi, accounted for 50.9% of the Rubber Group's net sales. In 1999, the three largest customers of the Metals Group accounted for 50.0% of the Metals Group's net sales. The Company believes that there is limited credit risk in the accounts receivable from its three largest customers. Loss of a significant amount of business from Delphi or any of the Company's other large customers could have a material adverse impact on the Company if such business were not substantially replaced by additional business from existing or new customers.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      During 1999, 1998, and 1997, substantially all of the components that the Company sold to Delphi were subject to multi-year agreements that expire between 2002 and 2004. Those agreements include the following terms and conditions: (1) the Company will sell and Delphi will purchase approximately 100% of Delphi's requirements for the components; (2) the Company will warrant that the components will remain competitive in terms of technology, design, and quality;
(3) the selling prices of the components will be adjusted to reflect increases or decreases in material costs; and (4) the selling prices of the components will be reduced by agreed-upon percentages in each of the years covered by the agreements.

      CORPORATE OFFICE

      The net loss from operations at the corporate office consists primarily of general administrative expenses that are not a result of any activity carried on by either the Rubber Group or the Metals Group. Corporate office expenses include the compensation and benefits of the Company's executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, and certain insurance expenses. Assets of the corporate office include primarily deferred tax assets, deferred financing expenses, certain prepaid expenses, and other miscellaneous current assets.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      SEGMENT FINANCIAL DATA

      Information relating to the Company's operating segments and the corporate office for 1999, 1998, and 1997 is summarized below (dollar amounts in thousands):

                                                         YEARS ENDED DECEMBER 31
                                              -------------------------------------------
                                                   1999             1998             1997
                                                   ----             ----             ----
NET SALES:
 Rubber Group                                 $ 102,964        $  92,610        $  81,210
 Metals Group                                    37,084           34,107           37,421
                                               --------          -------          -------
    Total net sales                           $ 140,048        $ 126,717        $ 118,631
                                               ========          =======          =======
INCOME (LOSS) FROM OPERATIONS:
 Rubber Group                                 $  14,324        $  13,301        $  11,459
 Metals Group                                    (1,592)          (4,074)          (1,580)
                                               --------          -------          -------
    Subtotal                                     12,732            9,227            9,879
 Corporate office                                (2,446)          (2,029)          (2,095)
                                               --------          -------          -------
    Total income from operations              $  10,286        $   7,198        $   7,784
                                               ========          =======          =======
ASSETS:
 Rubber Group                                 $  73,414        $  67,255        $  64,782
 Metals Group                                    35,785           38,788           36,983
                                               --------          -------          -------
    Subtotal                                    109,199          106,043          101,765
 Corporate office                                 2,128            2,282            2,359
                                               --------          -------          -------
    Total assets                              $ 111,327        $ 108,325        $ 104,124
                                               ========          =======          =======
DEPRECIATION AND AMORTIZATION (1):
 Rubber Group                                 $   8,096        $   7,476        $   6,676
 Metals Group                                     4,585            3,957            3,141
                                               --------          -------          -------
    Subtotal                                     12,681           11,433            9,817
 Corporate office                                    47               18               21
                                               --------          -------          -------
    Total depreciation and amortization       $  12,728        $  11,451        $   9,838
                                               ========          =======          =======
CAPITAL EXPENDITURES:
 Rubber Group                                 $   7,508        $   8,382        $   6,835
 Metals Group                                     2,711            6,422            8,935
                                               --------          -------          -------
    Subtotal                                     10,219           14,804           15,770
 Corporate office                                   109               73               20
                                               --------          -------          -------
    Total capital expenditures                $  10,328        $  14,877        $  15,790
                                               ========          =======          =======

             (1) Excludes amortization of deferred financing expenses, which totaled $234,000, $198,000, and $171,000, during 1999, 1998, and 1997, respectively, and which is included in interest expense in the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- OTHER INCOME

      In December 1997, the Company received a payment in the amount of $425,000 in settlement of litigation.

NOTE 12 -- NET INCOME (LOSS) PER COMMON SHARE

      The calculations of basic and diluted net income or loss per common share for 1999, 1998, and 1997 are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's potentially dilutive securities (the 14% junior subordinated convertible notes and the $8 cumulative convertible preferred stock, series B), before giving effect to the extraordinary gain, was not dilutive for the years ended December 31, 1999, 1998, and 1997. As a result, the calculations of diluted net income or loss per common share set forth below do not reflect any pro forma conversion.

                                                                       YEARS ENDED DECEMBER 31
                                                               ------------------------------------
                                                                  1999           1998          1997
                                                                  ----           ----          ----
Numerators:
   Income (loss) before extraordinary item                     $   521        $(2,706)      $(1,528)
   Preferred stock dividends                                       (30)           (33)          (37)
   Excess of redemption value over par value of
    preferred stock redeemed during year                           (45)           (45)          (45)
                                                                ------         ------        ------
   Numerator for basic and diluted net income (loss)
    per share -- income available to common stockholders
      before extraordinary item                                    446         (2,784)       (1,610)

   Extraordinary gain, net of applicable income taxes            1,542             --            --
                                                                ------         ------        ------
   Numerator for basic and dilutive net income (loss)
    per share -- income available to common
    stockholders after extraordinary item                      $ 1,988        $(2,784)      $(1,610)
                                                                ======         ======        ======
Denominator:
   Denominator for basic and diluted net income (loss)
    per share -- weighted-average common shares                  4,263          4,263         4,263
                                                                ======         ======        ======
Basic and diluted net income (loss) per common share:

   Income (loss) before extraordinary item                     $  0.10        $ (0.65)      $ (0.38)
   Extraordinary gain, net of applicable income taxes             0.36             --            --
                                                                ------         ------        ------
   Net income (loss)                                           $  0.46        $ (0.65)      $ (0.38)
                                                                ======         ======        ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 -- COMMITMENTS AND CONTINGENCIES

      PURCHASE COMMITMENTS

      At December 31, 1999, the Company had outstanding commitments to purchase plant and equipment of $5,673,000, of which $4,427,000 is expected to be expended in 2000 and $1,246,000 is expected to be expended in 2001.

      LEASES

      The Company is lessee under various operating leases relating to storage and office space, temporary office units, and equipment. Total rent expense under operating leases aggregated $391,000, $314,000, and $298,000 for 1999, 1998, and 1997, respectively. At December 31, 1999, future minimum lease commitments under noncancelable operating leases totaled $231,000, $183,000, and $136,000 for 2000, 2001, and 2002, respectively. Commitments subsequent to 2002 were not significant.

      LEGAL ACTIONS

      The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion. Although there can be no assurance as to the outcome of existing or potential litigation, based upon the information currently available to the Company, the Company believes that the outcome of such actions would not have a material adverse effect upon its financial position.

      LETTERS OF CREDIT

      At December 31, 1999 and 1998, the Company had outstanding irrevocable letters of credit totaling $847,000 and $736,000, respectively. The letters of credit guaranteed certain payments that may be required under the Company's self-insured workers' compensation program.

      OTHER

      The Company maintains insurance coverage for certain aspects of its business and operations. Based on the Company's evaluation of the various risks to which it may be exposed, the Company has elected to retain a portion of the potential losses that it could experience in the future through the use of various deductibles, limits, and retentions. These forms of self-insurance subject the Company to possible future liability for which it is partially or completely uninsured. Although there can be no assurance, the Company attempts to limit future liability through, among other things, the ongoing training and education of its employees, the use of safety programs, the ongoing testing and evaluation of the safety and suitability of its workplace environments, the development of sound business practices, and the exercise of care and judgment in the negotiation of contracts.

NOTE 14 -- RELATED PARTIES

      The Chairman of the Board and the President of the Company are the two largest holders of the Company's common stock, the holders of the 14% junior subordinated notes, and the beneficial owners

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of $200,000 principal amount of the 12-3/4% senior subordinated notes. In addition, the Chairman of the Board of the Company and certain of his affiliates hold an aggregate of $1,300,000 principal amount of the 12-3/4% senior subordinated notes. On February 1, 2000, the Chairman of the Board and the President of the Company converted the 14% junior subordinated convertible notes in the principal amount of $1,000,000 into 440,000 shares of common stock.

      The Chairman of the Board and the President of the Company are partners of an investment banking firm that is retained by the Company to provide management and investment banking services. The annual fee for such services has been set at $500,000 for 2000. Additionally, the firm may receive incentive compensation tied to the Company's operating performance and other compensation for specific transactions completed by the Company with the assistance of the firm. The Company also has agreed to reimburse the firm for certain expenses. During 1999, the Company paid the firm fees of $500,000, reimbursed it for expenses of $200,000, and accrued an incentive compensation payment based on operating results for 1999 in the amount of $187,500. During each of 1998 and 1997, the Company paid the firm fees of $400,000 and reimbursed it for expenses of $200,000.

      The Secretary of the Company, who is also a member of the Company's Board of Directors, was a stockholder of a professional corporation that was, until December 31, 1997, a partner in a law firm that serves as general counsel to the Company. During 1997, the Company made payments to the law firm for legal services in the amount of $395,000.

NOTE 15 -- PLANT CLOSURE

      In May 1999, the Company closed a 21,000 square foot diecasting facility in Manchester, New York. During 1999 and 1998, the Manchester facility had net sales of $935,000 and $2,258,000, respectively, and losses from operations of $186,000 and $237,000, respectively. At December 31, 1999, the Manchester facility had net assets of $43,000.

         The Company presently anticipates that it will complete the disposal of the assets of the Manchester facility during 2000. During May 1999, the Company recorded expenses related to the closure and disposal of the facility in the amount of $590,000. During 1999, the Company charged $201,000 to the Manchester shutdown reserve, which was comprised of $107,000 of severance payments and $94,000 of general plant closing costs, and reduced its estimate of the cost to close and dispose of the facility by $37,000. At December 31, 1999, the adjusted cost to close and dispose of the facility totaled $553,000, of which $507,000 was charged to cost of sales and $46,000 was charged to selling and administrative expenses. The expense was comprised of $335,000 for the write-down of plant and equipment, $107,000 of employee severance payments, and $111,000 of other plant closing costs. At December 31, 1999, the shutdown reserve totaled $352,000.

NOTE 16 -- EXTRAORDINARY ITEM

         During 1999, the Company repurchased $4,308,000 principal amount of its 12-3/4% senior subordinated notes with funds borrowed under the Company's revolving line of credit. The Company recorded an extraordinary gain on the repurchase of debt, net of applicable income taxes, of $1,542,000.

NOTE 17 -- SUBSEQUENT EVENTS

      On February 1, 2000, the Company did not make the payments of interest and principal, in the amounts of $1,748,000 and $27,412,000, respectively, then due on the 12-3/4% senior subordinated notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 1, 2000, the holder of the Company's 10-1/2% senior unsecured note extended the due date of the note from February 1, 2000, to May 1, 2000, and the holders of the Company's 14% junior subordinated notes converted the $1,000,000 principal amount of 14% junior subordinated convertible notes into shares of the Company's common stock and deferred the interest payment due February 1, 2000, to May 1, 2000. See also Note 1, "Summary of Significant Accounting Policies, Basis of Presentation."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Item 10 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2000 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by Item 11 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2000 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         Information required by Item 12 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2000 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 13 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2000 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 1999.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  1.  FINANCIAL STATEMENTS

                  The consolidated financial statements of Lexington Precision Corporation (LPC) and its wholly owned subsidiaries, Lexington Rubber Group, Inc. (LRGI) and Lexington Precision GmbH, are included in Part II, Item 8.

              2.  FINANCIAL STATEMENT SCHEDULE

                  Schedule II, "Valuation and Qualifying Accounts and Reserves," is included in this Part IV, Item 14, on page 62. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or the notes thereto.

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

                  3-29     Certificate of Retirement of Stock dated January 5,
                           1996

                  3-30     Certificate of Retirement of Stock dated January 6,
                           1997

                  3-31     Certificate of Retirement of Stock dated January 9,
                           1998

                  3-32     Certificate of Retirement of Stock dated January 13,
                           1999

                  3-33     Certificate of Retirement of Stock dated January 26,
                           2000

                  4-1 Certificate of Designations, Preferences, Rights and Number of Shares of Redeemable Preferred Stock, Series B

                  4-2 Purchase Agreement dated as of February 7, 1985, between LPC and L&D Precision Limited Partnership ("L&D Precision") and exhibits thereto

                  4-3 Amendment Agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                  4-4 Recapitalization Agreement dated as of April 27, 1990, between LPC and L&D Woolens Limited Partnership ("L&D Woolens") and exhibits thereto

                  4-5 Specimen of Junior Subordinated Convertible Increasing Rate Note, due May 1, 2000

                  4-6      Specimen of 14% Junior Subordinated Note, due
                           May 1, 2000

                  4-7 Indenture dated as of August 1, 1993, between LPC and IBJ Schroder Bank & Trust Company, as Trustee

                  4-8 Specimen of 12.75% Senior Subordinated Note, due February 1, 2000

                  4-9 Note Purchase Agreement dated October 27, 1997, between LPC and Nomura Holding America, Inc. ("Nomura")

                  4-10 Specimen of 10.5% Senior Unsecured Note due February 1, 2000, from LPC to Nomura

                  4-11 Note Amendment dated January 28, 2000, between LPC and Nomura

                  4-12     Agreement dated January 31, 2000, between LPC and
                           Nomura

                  4-13 Agreement relating to Junior Subordinated Convertible Increasing Rate Notes among LPC, Michael A. Lubin, and Warren Delano

                  4-14 Agreement relating to 14% Junior Subordinated Notes between LPC and Michael A. Lubin

                  10-1 Purchase Agreement dated as of February 7, 1985, between LPC and L&D Precision and exhibits thereto

                  10-2 Amendment Agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                  10-3 *Lexington Precision Corporation Flexible Compensation Plan, as amended

                  10-4     *1986 Restricted Stock Award Plan, as amended

                  10-5 *Lexington Precision Corporation Retirement & Savings Plan, as amended

                  10-6 *Description of 1999 Compensation Arrangements with Lubin, Delano, & Company

                  10-7     *Corporate Office 1999 Management Cash Bonus Plan

                  10-8 Consent and Amendment Letter Agreement between Chemical Bank of New Jersey and LPC dated as of December 29, 1993

                  10-9 Promissory Note of LRGI dated November 30, 1988, payable to the order of Paul H. Pennell in the original principal amount of $3,530,000

                  10-10 Guaranty dated as of November 30, 1988, from LPC to Paul H. Pennell

                  10-11 Amendment Agreement dated as of November 30, 1991, between LRGI and Paul H. Pennell

                  10-12 Release and Notice Agreement dated as of March 31, 1993, between LRGI and Paul H. Pennell

                  10-13 Recapitalization Agreement dated as of April 27, 1990, between LPC and L&D Woolens and exhibits thereto

                  10-14 Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990, between Congress Financial Corporation ("Congress") and LPC

                  10-15 Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990, between Congress and LRGI

                  10-16 Covenants Supplement to Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990, between Congress and LPC

                  10-17 Covenants Supplement to Accounts Financing Agreement [Security Agreement] dated as of January 11, 1990, between Congress and LRGI

                  10-18 Letter dated April 11, 1990, from LPC and Wise Die Casting, Inc. to Congress

                  10-19 Letter Agreement dated February 28, 1991, between LPC and Congress amending certain financing agreements and consent thereto of LRGI

                  10-20 Letter Agreement dated February 28, 1991, between LRGI and Congress amending certain financing agreements and consent thereto of LPC

                  10-21 Letter Agreement dated January 14, 1994, between LPC and Congress amending certain financing agreements and consent thereto of LRGI

                  10-22 Letter Agreement dated January 14, 1994, between LRGI and Congress amending certain financing agreements and consent thereto of LPC

                  10-23 Letter Agreement dated March 25, 1994, between Congress and LPC, and consent thereto of LRGI

                  10-24 Letter Agreement dated March 25, 1994, between Congress and LRGI, and consent thereto of LPC

                  10-25 Letter Agreement dated as of August 1, 1994, between LPC and Congress amending certain financing agreements and consent thereto of LRGI

                  10-26 Letter Agreement dated as of August 1, 1994, between LRGI and Congress amending certain financing agreements and consent thereto of LPC

                  10-27 Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement] dated as of July 19, 1994, between LPC and Congress

                  10-28 Letter Agreement dated January 13, 1995, between LRGI and Congress amending certain financing agreements and consent thereto of LPC

                  10-29 Letter Agreement dated January 31, 1995, between LPC and Congress amending certain financing agreements and consent thereto of LRGI

                  10-30 Letter Agreement dated January 31, 1995, between LRGI and Congress amending certain financing agreements and consent thereto of LPC

                  10-31 Amendment to Financing Agreements dated August 1, 1995, from LPC in favor of Congress

                  10-32 Amendment to Financing Agreements dated August 1,1995, from LRGI in favor of Congress

                  10-33 Amendment to Financing Agreements dated January 16, 1996, from LPC in favor of Congress

                  10-34 Term Promissory Note dated January 16, 1996, in the amount of $375,000 from LPC in favor of Congress

                  10-35 Term Promissory Note dated January 16, 1996, in the amount of $450,000 from LPC in favor of Congress

                  10-36 Amendment to Financing Agreements dated February 28, 1999, from LPC in favor of Congress

                  10-37 Amendment to Financing Agreements and Consent dated March 14, 1996, from LPC in favor of Congress

                  10-38 Amendment to Financing Agreements and Consent dated March 14, 1996, from LRGI in favor of Congress

                  10-39 Term Note dated May 31, 1996, from LPC in favor of Congress

                  10-40 Amendment to Financing Agreements dated August 21, 1996, from LRGI in favor of Congress

                  10-41 Amendment to Financing Agreements dated August 21, 1996, from LPC in favor of Congress

                  10-42 Amendment to Financing Agreements dated January 31, 1997, from LPC in favor of Congress

                  10-43 Amendment to Financing Agreements dated January 31, 1997, from LRGI in favor of Congress

                  10-44 Credit Facility and Security Agreement and Rider A to Credit Facility and Security Agreement dated January 31, 1997, from LPC and LRGI in favor of Bank One, Akron, NA ("Bank One")

                  10-45 Promissory Note (Equipment Term Loan) dated January 31, 1997, from LPC and LRGI in favor of Bank One

                  10-46 Promissory Note (North Canton Term Loan) dated January 31, 1997, from LPC and LRGI in favor of Bank One

                  10-47 Promissory Note (Vienna Term Loan) dated January 31, 1997, from LPC and LRGI in favor of Bank One

                  10-48 Promissory Note (Casa Grande Note) dated January 31, 1997, from LPC and LRGI in favor of Bank One

                  10-49 Promissory Note (LaGrange Term Loan) dated January 31, 1997, from LPC and LRGI in favor of Bank One

                  10-50 Promissory Note (North Canton Equipment Loan) dated January 31, 1997, from LPC and LRGI in favor of Bank One

                  10-51 Fourth Amended and Restated Promissory Note dated March 11, 1997, from LRGI in favor of Congress

                  10-52 Fourth Amended and Restated Promissory Note dated March 11, 1997, from LPC in favor of Congress

                  10-53 Amendment to Financing Agreements dated March 11, 1997, from LRGI in favor of Congress

                  10-54 Amendment to Financing Agreements dated March 11, 1997, from LPC in favor of Congress

                  10-55 Loan and Security Agreement and Rider A to Loan and Security Agreement dated March 19, 1997, from LPC in favor of The CIT Group/Equipment Financing, Inc. ("CIT")

                  10-56 Promissory Note dated March 19, 1997, from LPC in favor of CIT

                  10-57 **Additional Purchase Order Provisions Lifetime Contract between Delphi Packard Electric Systems and Lexington Connector Seals

                  10-58 Amendment to Financing Agreements and Consent dated April 17, 1997, between LPC and Congress

                  10-59 Amendment to Financing Agreements and Consent dated April 17, 1997, between LRGI and Congress

                  10-60 First Amendment Agreement dated April 17, 1997, among LPC, LRGI, and Bank One

                  10-61 Specimen of Amended and Restated Promissory Note dated April 17, 1997, of LPC and LRGI to Bank One

                  10-62 Specimen of Promissory Note dated August 29, 1997, from LPC to CIT

                  10-63 Note Purchase Agreement dated October 27, 1997, between LPC and Nomura

                  10-64 Specimen of 10.5% Senior Unsecured Note due February 1, 2000, from LPC to Nomura

                  10-65 Amendment No. 1 to Credit Facility and Security Agreement dated December 31, 1997, among LPC, LRGI, and Bank One

                  10-66 Amendment No. 2 to Credit Facility and Security Agreement dated March 20, 1998, among LPC, LRGI, and Bank One

                  10-67 Promissory Note dated March 31, 1998, from LPC in favor of CIT

                  10-68 New Equipment Term Note dated June 26, 1998, from LPC in favor of Congress

                  10-69 Second Amendment Agreement dated May 1, 1998, from LRGI in favor of Paul H. Pennell

                  10-70 Amendment No. 1 to Loan and Security Agreement dated June 30, 1998, between LPC and CIT

                  10-71 Amendment No. 3 to Credit Facility and Security Agreement dated June 30, 1998, among LPC, LRGI, and Bank One

                  10-72 Amendment to Financing Agreements and Consent dated August 13, 1998, between LPC and Congress

                  10-73 Amendment to Financing Agreements and Consent dated August 13, 1998, between LRGI and Congress

                  10-74 Amendment to Financing Agreements and Consent dated October 20, 1998, between LPC and Congress

                  10-75 Amendment to Financing Agreements and Consent dated October 20, 1998, between LRGI and Congress

                  10-76 Amendment No. 2 to Loan and Security Agreement dated November 30, 1998, between LPC and CIT

                  10-77 New Equipment Term Note dated December 16, 1998, between LPC and Congress

                  10-78 Amendment to Financing Agreements dated January 28, 1999, between LPC and Congress

                  10-79 Amendment to Financing Agreements dated January 28, 1999, between LRGI and Congress

                  10-80 Term Promissory Note dated January 28, 1999, between LRGI and Congress

                  10-81 Term Promissory Note dated January 28, 1999, between LPC and Congress

                  10-82 Fifth Amended and Restated Promissory Note dated January 28, 1999, between LPC and Congress

                  10-83 Amendment No. 6 to Credit Facility and Security Agreement dated January 31, 1999, among LPC, LRGI, and Bank One

                  10-84 Fifth Amendment Agreement dated March 10, 1999, among LPC, LRGI, and Bank One

                  10-85 Promissory Note (Additional Equipment Term Loan) dated March 10, 1999, among LPC, LRGI, and Bank One

                  10-86    Promissory Note dated March 30, 1999, between LPC and
                           CIT

                  10-87 Amendment No. 3 to Loan and Security Agreement dated March 30, 1999, between LPC and CIT

                  10-88 Amendment to Financing Agreements dated March 31, 1999, between LPC and Congress

                  10-89 Term Promissory Note dated March 31, 1999, between LPC and Congress

                  10-90 Amendment to Financing Agreements dated March 31, 1999, between LRGI and Congress

                  10-91 Term Promissory Note dated March 31, 1999, between LRGI and Congress

                  10-92    Promissory Note dated July 29, 1999, between LPC and
                           CIT

                  10-93 New Equipment Term Note dated July 30, 1999, between LRGI and Congress

                  10-94 Amendment to Financing Agreements dated October 1, 1999, between LPC and Congress

                  10-95 Amendment to Financing Agreements dated October 1, 1999, between LRGI and Congress

                  10-96 New Equipment Note dated December 6, 1999, between LRGI and Congress

                  10-97 Term Promissory Note dated December 30, 1999, between LPC and Congress

                  10-98 Sixth Amended and Restated Promissory Note dated December 30, 1999, between LPC and Congress

                  10-99 Amendment to Financing Agreements dated December 30, 1999, between LPC and Congress

                  10-100 Amendment No. 5 to Loan and Security Agreement dated December 31, 1999, between LPC and CIT

                  10-101 Amendment No. 8 to Credit Facility and Security Agreement dated December 31, 1999 among LPC, LRGI, and Bank One

                  10-102 Note Amendment dated January 28, 2000, between LPC and Nomura

                  10-103   Agreement dated January 31, 2000, between LPC and
                           Nomura

                  10-104 Third Amendment Agreement between LRGI and Paul H. Pennell

                  10-105 Agreement dated January 31, 2000, among LPC, LRGI, and Congress

                  10-106   Agreement dated January 31, 2000, between LPC and CIT

                  10-107 Agreement dated January 31, 2000, among LPC, LRGI, and Bank One

                  21-1     Significant Subsidiary of Registrant

                  27-1     ***Financial Data Schedule

           *Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
            Item 14(a)(3).

          **This Exhibit has been filed in redacted form pursuant to an order granting confidential treatment, issued by the Securities and Exchange Commission (the "Commission") dated October 6, 1997.

         ***Not deemed filed for purposes of Section 11 of the Securities
            Act of 1933, Section 18 of the Securities Exchange Act of 1934, and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any regulation statement to which such exhibit relates.

            Note: Pursuant to section (b)(4)(iii) of item 601 of Regulation S-K, LPC agrees to furnish to the Commission upon request documents defining the rights of other holders of long-term debt.

        (b) REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                       LEXINGTON PRECISION CORPORATION

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (THOUSANDS OF DOLLARS)

                                    BALANCE AT     CHARGED TO     DEDUCTIONS     BALANCE
                                    BEGINNING      COSTS AND         FROM        AT END
                                    OF PERIOD       EXPENSES       RESERVES     OF PERIOD
                                    ---------       --------       --------     ---------
          ALLOWANCE FOR
        DOUBTFUL ACCOUNTS

  Year ended December 31, 1999       $ 197           $   73          $  22        $  248

  Year ended December 31, 1998         211                1             15           197

  Year ended December 31, 1997         156               57              2           211

        INVENTORY RESERVE

  Year ended December 31, 1999       $ 591           $  302          $ 116        $  777

  Year ended December 31, 1998         450              208             67           591

  Year ended December 31, 1997         321              212             83           450

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



                                          LEXINGTON PRECISION CORPORATION
                                                    (Registrant)

                                          By: /s/ Warren Delano
                                              ---------------------------------
                                              Warren Delano, President

March 29, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000:

PRINCIPAL EXECUTIVE OFFICERS AND DIRECTORS:

/s/ Michael A. Lubin
---------------------------------------
Michael A. Lubin, Chairman of the Board

/s/ Warren Delano
---------------------------------------
Warren Delano, President and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Dennis J. Welhouse
---------------------------------------
Dennis J. Welhouse, Senior Vice President
  and Chief Financial Officer

DIRECTORS:

/s/ William B. Conner
---------------------------------------
William B. Conner, Director

/s/ Kenneth I. Greenstein
---------------------------------------
Kenneth I. Greenstein, Secretary and
  Director

                                 EXHIBIT INDEX

Exhibit
Number         Exhibit                                      Location
------         -------                                      ---------
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

 3-2           By-laws, as amended                          Incorporated by reference from Exhibit 3-2 to 1998
                                                            10-K

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

 3-4           Certificate of Ownership and Merger          Incorporated by reference from Exhibit 3-4 to
               dated May 24, 1977                           1983 10-K

 3-5           Certificate of Ownership and Merger          Incorporated by reference from Exhibit 3-5 to
               dated May 31, 1977                           1983 10-K

 3-6           Certificate of Reduction of Capital dated    Incorporated by reference from Exhibit 3-6 to
               December 30, 1977                            1983 10-K

 3-7           Certificate of Retirement of Preferred       Incorporated by reference from Exhibit 3-7 to
               Shares dated December 30, 1997               1983 10-K

 3-8           Certificate of Reduction of Capital dated    Incorporated by reference from Exhibit 3-8 to
               December 28, 1978                            1983 10-K

 3-9           Certificate of Retirement of Preferred       Incorporated by reference from Exhibit 3-9 to
               Shares dated December 28, 1978               1983 10-K

3-10           Certificate of Reduction of Capital dated    Incorporated by reference from Exhibit 3-10 to
               January 9, 1979                              1983 10-K

3-11           Certificate of Reduction of Capital dated    Incorporated by reference from Exhibit 3-11 to
               December 20, 1979                            1983 10-K

3-12           Certificate of Retirement of Preferred       Incorporated by reference from Exhibit 3-12 to
               Shares dated December 20, 1979               1983 10-K

3-13           Certificate of Reduction of Capital dated    Incorporated by reference from Exhibit 3-13 to
               December 16, 1982                            1983 10-K

3-14           Certificate of Reduction of Capital dated    Incorporated by reference from Exhibit 3-14 to
               December 17, 1982                            1983 10-K



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

3-26  Certificate of Retirement of Stock dated  Incorporated by reference from Exhibit 3-26 to 1990
      March 6, 1991                             10-K

3-27  Certificate of Retirement of Stock dated  Incorporated by reference from Exhibit 3-27 to 1994
      April 29, 1994                            10-K

3-28  Certificate of Retirement of Stock dated  Incorporated by reference from Exhibit 3-28 to
      January 6, 1995                           1994 10-K

3-29  Certificate of Retirement of Stock dated  Incorporated by reference from Exhibit 3-29 to 1995
      January 5, 1996                           10-K

3-30  Certificate of Retirement of Stock dated  Incorporated by reference from Exhibit 3-30 to 1996
      January 6, 1997                           10-K

3-31  Certificate of Retirement of Stock dated  Incorporated by reference from Exhibit 3-31 to 1997
      January 9, 1998                           10-K

3-32  Certificate of Retirement of Stock dated  Incorporated by reference from Exhibit 3-32 to 1998
      January 13, 1999                          10-K

3-33  Certificate of Retirement of Stock dated  Filed with this Form 10-K
      January 26, 2000

4-1   Certificate of Designations, Preferences, Incorporated by reference from Exhibit 3-3 to 1981
      Rights and Number of Shares of            10-K
      Redeemable Preferred Stock, Series B

4-2   Purchase Agreement dated as of            Incorporated by reference from Exhibit 4-1 to the
      February 7, 1985, between LPC and L&D     Company's Form 8-K dated February 7, 1985 (date
      Precision Limited Partnership ("L&D       of earliest event reported) located under Securities
      Precision") and exhibits thereto          and Exchange Commission File No. 0-3252

4-3   Amendment Agreement dated as of           Incorporated by reference from Exhibit 10-2 to 1990
      April 27, 1990, between LPC and L&D       10-K
      Precision with respect to Purchase
      Agreement dated as of February 7, 1985

4-4   Recapitalization Agreement dated as of    Incorporated by reference from Exhibit 4-10 to
      April 27, 1990, between LPC and L&D       December 31, 1989 10-K
      Woolens Limited Partnership ("L&D
      Woolens") and exhibits thereto



4-5            Specimen of Junior Subordinated               Incorporated by reference from Exhibit 4-11 to
               Convertible Increasing Rate Note, due         December 31, 1989 10-K
               May 1, 2000

4-6            Specimen of 14% Junior Subordinated           Incorporated by reference from Exhibit 10-2 to the
               Note, due May 1, 2000                         Company's Form 8-K dated December 10, 1993
                                                             (date of earliest event reported) located under
                                                             Securities and Exchange Commission File
                                                             No. 0-3252

4-7            Indenture dated as of August 1, 1993,         Incorporated by reference from Exhibit 4-2 to the
               between LPC and IBJ Schroder Bank &           Company's Form 8-K dated January 18, 1994 (date
               Trust Company, as Trustee                     of earliest event reported) located under Securities
                                                             and Exchange Commission File No. 0-3252

4-8            Specimen of 12.75% Senior Subordinated        Included in Exhibit 4-7 hereto
               Note, due February 1, 2000

4-9            Note Purchase Agreement dated                 Incorporated by reference from Exhibit 10-2 to the
               October 27, 1997, between LPC and             Company's Form 10-Q for the quarter ended
               Nomura Holding America, Inc.                  June 30, 1997 located under Securities and
               ("Nomura")                                    Exchange Commission File No. 0-3252 ("June 30,
                                                             1997 Form 10-Q")

4-10           Specimen of 10.5% Senior Unsecured            Incorporated by reference from Exhibit 10-3 to
               Note due February 1, 2000, from LPC to        June 30, 1997 Form 10-Q
               Nomura

4-11           Note Amendment dated January 28,              Filed with this Form 10-K
               2000, between LPC and Nomura

4-12           Agreement dated January 31, 2000,             Filed with this Form 10-K
               between LPC and Nomura

4-13           Agreement relating to Junior                  Filed with this Form 10-K
               Subordinated Convertible Increasing Rate
               Notes among LPC, Michael A. Lubin,
               and Warren Delano

4-14           Agreement relating to 14% Junior              Filed with this Form 10-K
               Subordinated Notes between LPC and
               Michael A. Lubin

10-1           Purchase Agreement dated as of                See Exhibit 4-2 hereto
               February 7, 1985, between LPC and
               L&D Precision and exhibits thereto


10-2      Amendment Agreement dated as of              See Exhibit 4-3 hereto
          April 27, 1990, between LPC and L&D
          Precision with respect to Purchase
          Agreement dated as of February 7,
          1985

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

10-4      1986 Restricted Stock Award Plan, as         Incorporated by reference from Exhibit 10-38 to
          amended                                      December 31, 1989 10-K

10-5      Lexington Precision Corporation              Incorporated by reference from Exhibit 10-5 to
          Retirement and Savings Plan, as              December 31, 1998 10-K
          amended

10-6      Description of 1999 Compensation             Filed with this Form 10-K
          Arrangements with Lubin, Delano, &
          Company

10-7      Corporate Office 1999 Management             Filed with this Form 10-K
          Cash Bonus Plan

10-8      Consent and Amendment Letter                 Incorporated by reference from Exhibit 10-1 to the
          Agreement between Chemical Bank of           Company's Form 8-K dated December 30, 1993
          New Jersey and LPC dated as of               (date of earliest event reported) located under
          December 29, 1993                            Securities and Exchange Commission File No.
                                                       0-3252

10-9      Promissory Note dated November 30,           Incorporated by reference from Exhibit 10-32 to
          1988, of LRGI payable to the order of        May 31, 1989 10-K
          Paul H. Pennell in the original principal
          amount of $3,530,000

10-10     Guaranty dated as of November 30,            Incorporated by reference from Exhibit 10-33 to
          1988, from LPC to Paul H. Pennell            May 31, 1989 10-K

10-11     Amendment Agreement dated as of              Incorporated by reference from Exhibit 10-28 to
          November 30, 1991, between LRGI and          1991 10-K
          Paul H. Pennell

10-12     Release and Notice Agreement dated as        Incorporated by reference from Exhibit 10-40 to
          of March 31, 1993, between LRGI and          the Company's Form 10-K for the year ended
          Paul H. Pennell                              December 31, 1992 located under Securities and
                                                       Exchange Commission File NO. 0-3252


10-13     Recapitalization Agreement dated as of       See Exhibit 4-4 hereto
          April 27, 1990, between LPC and L&D
          Woolens and exhibits thereto

10-14     Accounts Financing Agreement [Security       Incorporated by reference from Exhibit 4-2 to
          Agreement] dated as of January 11,           November 30, 1989 10-Q
          1990, between Congress Financial
          Corporation ("Congress") and LPC

10-15     Accounts Financing Agreement [Security       Incorporated by reference from Exhibit 4-3 to
          Agreement] dated as of January 11,           November 30, 1989 10-Q
          1990, between Congress and LRGI

10-16     Covenants Supplement to Accounts             Incorporated by reference from Exhibit 10-49 to
          Financing Agreement [Security                1990 10-K
          Agreement] dated as of January 11,
          1990, between Congress and LPC

10-17     Covenants Supplement to Accounts             Incorporated by reference from Exhibit 10-50 to
          Financing Agreement [Security                1990 10-K
          Agreement] dated as of January 11,
          1990, between Congress and LRGI

10-18     Letter dated April 11, 1990, from LPC        Incorporated by reference from Exhibit 10-51 to
          and Wise Die Casting, Inc. to Congress       1990 10-K

10-19     Letter Agreement dated February 28,          Incorporated by reference from Exhibit 10-54 to
          1991, between LPC and Congress               1990 10-K
          amending certain financing agreements
          and consent thereto of LRGI

10-20     Letter Agreement dated February 28,          Incorporated by reference from Exhibit 10-56 to
          1991, between LRGI and Congress              1990 10-K
          amending certain financing agreements
          and consent thereto of LPC

10-21     Letter Agreement dated January 14,           Incorporated by reference from Exhibit 10-26 to
          1994, between LPC and Congress               the Company's Form 10-K for the year ended
          amending certain financing agreements        December 31, 1993 located under Securities and
          and consent thereto of LRGI                  Exchange Commission File No. 0-3252 ("1993 10-K")

10-22     Letter Agreement dated January 14,           Incorporated by reference from Exhibit 10-27 to
          1994, between LRGI and Congress              1993 10-K
          amending certain financing agreements
          and consent thereto of LPC

10-23     Letter Agreement dated March 25,             Incorporated by reference from Exhibit 10-30 to
          1994, between Congress and LPC, and          1993 10-K
          consent thereto of LRGI

10-24         Letter Agreement dated March 25,        Incorporated by reference
              1994, between Congress and LRGI,        from Exhibit 10-31 to 1993 10-K
              and consent thereto of LPC

10-25         Letter Agreement dated as of            Incorporated by reference from
              August 1, 1994, between LPC and         Exhibit 10-1 to the Company's Form
              Congress amending certain               10-Q for the quarter ended
              financing agreements and consent        September 30, 1994 located under
              thereto of LRGI                         Securities and Exchange Commission
                                                      File No. 0-3252 ("September 30,
                                                      1994 10-Q")

10-26         Letter Agreement dated as of            Incorporated by reference from
              August 1, 1994, between LRGI and        Exhibit 10-2 to September 30, 1994 10-Q
              Congress amending certain
              financing agreements and consent
              thereto of LPC

10-27         Trade Financing Agreement               Incorporated by reference from
              Supplement to Accounts Financing        Exhibit 10-3 to September 30, 1994
              Agreement [Security Agreement]          10-Q
              dated as of July 19, 1994,
              between LPC and Congress

10-28         Letter Agreement dated January 13,      Incorporated by reference from
              1995, between LRGI and Congress         Exhibit 10-32 to 1994 Form 10-K
              amending certain financing
              agreements and consent thereto
              of LPC

10-29         Letter Agreement dated January 31,      Incorporated by reference from
              1995, between LPC and Congress          Exhibit 10-34 to 1994 Form 10-K
              amending certain financing
              agreements and consent thereto
              of LRGI

10-30         Letter Agreement dated January 31,      Incorporated by reference from
              1995, between LRGI and Congress         Exhibit 10-36 to 1994 Form 10-K
              amending certain financing
              agreements and consent thereto of
              LPC

10-31         Amendment to Financing Agreements       Incorporated by reference from
              dated August 1, 1995, from LPC in       Exhibit 10-1 to the Company's Form
              favor of Congress                       10-Q for the quarter ended
                                                      September 30, 1995 located under
                                                      Securities and Exchange Commission
                                                      File No. 0-3252 ("September 30, 1995
                                                      Form 10-Q")

10-32         Amendment to Financing Agreements       Incorporated by reference from
              dated August 1, 1995, from LRGI         Exhibit 10-2 to September 30, 1995
              in favor of Congress                    Form 10-Q

10-33         Amendment to Financing Agreements       Incorporated by reference from
              dated January 16, 1996, from LPC        Exhibit 10-49 to the Company's Form
              in favor of Congress                    10-K for the year ended  December
                                                      31, 1995 located under Securities
                                                      and Exchange Commission File No.
                                                      0-3252 ("1995 Form 10-K")

10-34         Term Promissory Note dated        Incorporated by reference from Exhibit
              January 16, 1996, in the          10-50 to 1995 Form 10-K
              amount of $375,000 from
              LPC in favor of Congress

10-35         Term Promissory Note dated        Incorporated by reference from Exhibit
              January 16, 1996, in the          10-51 to 1995 Form 10-K
              amount of $450,000 from
              LPC in favor of Congress

10-36         Amendment to Financing            Incorporated by reference from Exhibit
              Agreements dated February         10-62 to 1995 Form 10-K
              28, 1996, from LPC in
              favor of Congress

10-37         Amendment to Financing            Incorporated by reference from Exhibit
              Agreements and Consent            10-63 to 1995 Form 10-K
              dated March 14, 1996,
              from LPC in favor of
              Congress

10-38         Amendment to Financing            Incorporated by reference from Exhibit
              Agreements and Consent            10-64 to 1995 Form 10-K
              dated March 14, 1996,
              from LRGI in favor of
              Congress

10-39         Term Note dated May 31,           Incorporated by reference from Exhibit
              1996, from LPC in favor           10-1 to the Company's Form 10-Q for the
              of Congress                       quarter ended June 30, 1996 located under
                                                Securities and Exchange Commission
                                                File No. 0-3252

10-40         Amendment to Financing            Incorporated by reference from Exhibit
              Agreements dated August           10-3 to the Company's Form 10-Q for the
              21, 1996, from LRGI in            quarter ended September 30, 1996 located
              favor of Congress                 under Securities and Exchange Commission
                                                File No. 0-3252 ("September 30, 1996
                                                Form 10-Q")

10-41         Amendment to Financing            Incorporated by reference from Exhibit
              Agreements dated August           10-4 to September 30, 1996 Form 10-Q
              21, 1996, from LPC in
              favor of Congress

10-42         Amendment to Financing             Incorporated by reference from Exhibit
              Agreements dated                   10-42 to the Company's Form 10-K for the
              January 31, 1997, from             year ended December 31, 1996 located under
              LPC in favor of Congress           Securities and Exchange Commission File
                                                 No. 0-3252 ("1996 Form 10-K")

10-43         Amendment to Financing             Incorporated by reference from Exhibit
              Agreements dated                   10-43 to 1996 Form 10-K
              January 31, 1997, from
              LRGI in favor of Congress


10-44          Credit Facility and Security Agreement            Incorporated by reference from Exhibit 10-44 to
               and Rider A to Credit Facility and                1996 Form 10-K
               Security Agreement dated January 31,
               1997, from LPC and LRGI in favor of
               Bank One, Akron, NA ("Bank One")

10-45          Promissory Note (Equipment Term Loan)             Incorporated by reference from Exhibit 10-45 to
               dated January 31, 1997, from LPC and              1996 Form 10-K
               LRGI in favor of Bank One

10-46          Promissory Note (North Canton Term                Incorporated by reference from Exhibit 10-46 to
               Loan) dated January 31, 1997, from LPC            1996 Form 10-K
               and LRGI in favor of Bank One

10-47          Promissory Note (Vienna Term Loan)                Incorporated by reference from Exhibit 10-47 to
               dated January 31, 1997, from LPC and              1996 Form 10-K
               LRGI in favor of Bank One

10-48          Promissory Note (Casa Grande Note)                Incorporated by reference from Exhibit 10-48 to
               dated January 31, 1997, from LPC and              1996 Form 10-K
               LRGI in favor of Bank One

10-49          Promissory Note (LaGrange Term Loan)              Incorporated by reference from Exhibit 10-49 to
               dated January 31, 1997, from LPC and              1996 Form 10-K
               LRGI in favor of Bank One

10-50          Promissory Note (North Canton                     Incorporated by reference from Exhibit 10-50 to
               Equipment Loan) dated January 31, 1997,           1996 Form 10-K
               from LPC and LRGI in favor of Bank One

10-51          Fourth Amended and Restated Promissory            Incorporated by reference from Exhibit 10-51 to
               Note dated March 11, 1997, from LRGI in           1996 Form 10-K
               favor of Congress

10-52          Fourth Amended and Restated Promissory            Incorporated by reference from Exhibit 10-52 to
               Note dated March 11, 1997, from LPC in            1996 Form 10-K
               favor of Congress

10-53          Amendment to Financing Agreements                 Incorporated by reference from Exhibit 10-53 to
               dated March 11, 1997, from LRGI in                1996 Form 10-K
               favor of Congress

10-54          Amendment to Financing Agreements                 Incorporated by reference from Exhibit 10-54 to
               dated March 11, 1997, from LPC in favor           1996 Form 10-K
               of Congress

10-55          Loan and Security Agreement and Rider             Incorporated by reference from Exhibit 10-55 to
               A to Loan and Security Agreement dated            1996 Form 10-K
               March 19, 1997, from LPC in favor of
               The CIT Group/Equipment Financing,
               Inc. ("CIT")

10-56     Promissory Note dated March 19, 1997    Incorporated by reference from Exhibit 10-56 to
          from LPC in favor of CIT                1996 Form 10-K

10-57     Additional Purchase Order Provisions    Incorporated by reference in redacted form
          Lifetime Contract between Delphi        pursuant to Rule 24b-2 from Exhibit 10-57 to
          Packard Electric Systems and Lexington  1996 Form 10-K
          Connector Seals

10-58     Amendment to Financing Agreements       Incorporated by reference from Exhibit 10-1 to the
          and Consent dated April 17, 1997,       Company's Form 10-Q for the quarter ended
          between LPC and Congress                March 31, 1997 located under Securities and
                                                  Exchange Commission File No. 0-3252
                                                  ("March 31, 1997 Form 10-Q")

10-59     Amendment to Financing Agreements       Incorporated by reference from Exhibit 10-2 to
          and Consent dated April 17, 1997,       March 31, 1997 Form 10-Q
          between LRGI and Congress

10-60     First Amendment Agreement dated         Incorporated by reference from Exhibit 10-3 to
          April 17, 1997, among LPC, LRGI, and    March 31, 1997 Form 10-Q
          Bank One

10-61     Specimen of Amended and Restated        Incorporated by reference from Exhibit 10-4
          Promissory Note dated April 17, 1997,   March 31, 1997 Form 10-Q
          of LPC and LRGI to Bank One

10-62     Specimen of Promissory Note dated       Incorporated by reference from Exhibit 10-1 to the
          August 29, 1997, from LPC               Company's Form 10-Q for the quarter ended
                                                  June 30, 1997 located under Securities and
                                                  Exchange Commission File No. 0-3252 ("June 30,
                                                  1997 Form 10-Q")

10-63     Note Purchase Agreement dated           Incorporated by reference from Exhibit 10-2 to
          October 27, 1997, between LPC and       June 30, 1997 Form 10-Q
          Nomura

10-64     Specimen of 10.5% Senior Unsecured      Incorporated by reference from Exhibit 10-3 to
          Note due February 1, 2000, from LPC     June 30, 1997 Form 10-Q
          to Nomura

10-65     Amended No. 1 to Credit Facility and    Incorporated by reference from Exhibit 10-65 to
          Security Agreement dated December 31,   the Company's Form 10-K for the year ended
          1997, among LPC, LRGI, and Bank         December 31, 1997 located under Securities and
          One                                     Exchange Commission File No. 0-3252 ("1997
                                                  Form 10-K")

10-66     Amendment No. 2 to Credit Facility and  Incorporated by reference from Exhibit 10-66 to
          Security Agreement dated March 20,      1997 Form 10-K
          1998, among LPC, LRGI, and Bank One

10-67     Promissory Note dated March 31,               Incorporated by reference from Exhibit 10-1 to the
          1998, from LPC in favor of CIT                Company's Form 10-Q for the quarter ended
                                                        March 31, 1998 located under Securities and
                                                        Exchange Commission File No. 0-3252
                                                        ("March 31, 1998 Form 10-Q")

10-68     New Equipment Term Note dated                 Incorporated by reference from Exhibit 10-1 to the
          June 26, 1998, from LPC in favor of           Company's Form 10-Q for the quarter ended
          Congress                                      June 30, 1998 located under Securities and
                                                        Exchange Commission File No. 0-3252 ("June 30,
                                                        1998 Form 10-Q")

10-69     Second Amendment Agreement dated              Incorporated by reference from Exhibit 10-2 to the
          May 1, 1998, from LRGI in favor of            Company's Form 10-Q for the quarter ended
          Paul H. Pennell                               June 30, 1998 located under Securities and
                                                        Exchange Commission File No. 0-3252 ("June 30,
                                                        1998 Form 10-Q")

10-70     Amendment No. 1 to Loan and Security          Incorporated by reference from Exhibit 10-1 to the
          Agreement dated June 30, 1998, between        Company's Form 10-Q for the quarter ended
          LPC and CIT                                   September 3, 1998 located under Securities and
                                                        Exchange Commission File No. 0-3252
                                                        ("September 30, 1998 Form 10-Q")

10-71     Amendment No. 3 to Credit Facility and        Incorporated by reference from Exhibit 10-2 to the
          Security Agreement dated June 30, 1998,       Company's Form 10-Q for the quarter ended
          among LPC, LRGI, and Bank One                 September 30, 1998 located under Securities and
                                                        Exchange Commission File No. 0-3252
                                                        ("September 30, 1998 Form 10-Q")

10-72     Amendment to Financing Agreements and         Incorporated by reference from Exhibit 10-3 to the
          Consent dated August 13, 1998, between        Company's Form 10-Q for the quarter ended
          LPC and Congress                              September 30, 1998 located under Securities and
                                                        Exchange Commission File No. 0-3252
                                                        ("September 30, 1998 Form 10-Q")

10-73     Amendment to Financing Agreements and         Incorporated by reference from Exhibit 10-4 to the
          Consent dated August 13, 1998, between        Company's Form 10-Q for the quarter ended
          LRGI and Congress                             September 30, 1998 located under Securities and
                                                        Exchange Commission File No. 0-3252
                                                        ("September 30, 1998 Form 10-Q")

10-74     Amendment to Financing Agreements and         Incorporated by reference from Exhibit 10-5 to the
          Consent dated October 20, 1998, between       Company's Form 10-Q for the quarter ended
          LPC and Congress                              September 30, 1998 located under Securities and
                                                        Exchange Commission File No. 0-3252
                                                        ("September 30, 1998 Form 10-Q")

10-75     Amendment to Financing Agreements and        Incorporated by reference from Exhibit 10-6 to the
          Consent dated October 20, 1998, between      Company's Form 10-Q for the quarter ended September
          LRGI and Congress                            30, 1998 located under Securities and Exchange
                                                       Commission File No. 0-3252 ("September 30, 1998
                                                       Form 10-Q")

10-76     Amendment No. 2 to Loan and Security         Incorporated by reference from Exhibit 10-76 to
          Agreement dated November 30, 1998,           1998 Form 10-K
          between LPC and CIT

10-77     New Equipment Term Note dated                Incorporated by reference from Exhibit 10-77 to
          December 16, 1998, between LPC and           1998 Form 10-K
          Congress

10-78     Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-78 to
          dated January 28, 1999, between LPC          1998 Form 10-K
          and Congress

10-79     Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-79 to
          dated January 28, 1999, between LRGI         1998 Form 10-K
          and Congress

10-80     Term Promissory Note dated January 28,       Incorporated by reference from Exhibit 10-80 to
          1999, between LRGI and Congress              1998 Form 10-K

10-81     Term Promissory Note dated January 28,       Incorporated by reference from Exhibit 10-81 to
          1999, between LPC and Congress               1998 Form 10-K

10-82     Fifth Amended and Restated Promissory        Incorporated by reference from Exhibit 10-82 to
          Note dated January 28, 1999, between         1998 Form 10-K
          LPC and Congress

10-83     Amendment No. 6 to Credit Facility and       Incorporated by reference from Exhibit 10-83 to
          Security Agreement dated January 31,         1998 Form 10-K
          1999, among LPC, LRGI, and Bank One

10-84     Fifth Amendment Agreement dated March        Incorporated by reference from Exhibit 10-84 to
          10, 1999, among LPC, LRGI, and Bank          1998 Form 10-K
          One

10-85     Promissory Note (Additional Equipment        Incorporated by reference from Exhibit 10-85 to
          Term Loan) dated March 10, 1999,             1998 Form 10-K
          among LPC, LRGI, and Bank One

10-86     Promissory Note dated March 30, 1999,        Incorporated by reference from Exhibit 10-86 to
          between LPC and CIT                          1998 Form 10-K

10-87     Amendment No. 3 to Loan and Security    Incorporated by reference from Exhibit 10-87 to
          Agreement dated March 30, 1999,         1998 Form 10-K
          between LPC and CIT

10-88     Amendment to Financing Agreements       Incorporated by reference from Exhibit 10-1 to the
          dated March 31, 1999, between LPC       Company's Form 10-Q for the quarter ended March 31,
          and Congress                            1999 located under Securities and Exchange
                                                  Commission File No. 0-3252 ("March 31, 1999 Form 10-Q")

10-89     Term Promissory Note dated March 31,    Incorporated by reference from Exhibit 10-2 to the
          1999, between LPC and Congress          Company's Form 10-Q for the quarter ended March 31,
                                                  1999 located under Securities and Exchange Commission
                                                  File No. 0-3252 ("March 31, 1999 Form 10-Q")

10-90     Amendment to Financing Agreements       Incorporated by reference from Exhibit 10-3 to the
          dated March 31, 1999, between LRGI      Company's Form 10-Q for the quarter ended March 31,
          and Congress                            1999 located under Securities and Exchange Commission
                                                  File No. 0-3252 ("March 31, 1999 Form 10-Q")

10-91     Term Promissory Note dated March 31,    Incorporated by reference from Exhibit 10-4 to the
          1999, between LRGI and Congress         Company's Form 10-Q for the quarter ended March 31,
                                                  1999 located under Securities and Exchange Commission
                                                  File No. 0-3252 ("March 31, 1999 Form 10-Q")

10-92     Promissory Note dated July 29, 1999,    Incorporated by reference from Exhibit 10-1 to the
          between LPC and CIT                     Company's Form 10-Q for the quarter ended June 30,
                                                  1999 located under Securities and Exchange Commission
                                                  File No. 0-3252 ("June 30, 1999 Form 10-Q")

10-93     New Equipment Note dated July 30,       Incorporated by reference from Exhibit 10-2 to the
          1999, between LRG and Congress          Company's Form 10-Q for the quarter ended June 30,
                                                  1999 located under Securities and Exchange Commission
                                                  File No. 0-3252 ("June 30, 1999 Form 10-Q")

10-94     Amendment to Financing Agreements       Incorporated by reference from Exhibit 10-1 to the
          dated October 1, 1999, between          Company's Form 10-Q for the quarter ended September 30,
          LPC and Congress                        1999 located under Securities and Exchange Commission
                                                  File No. 0-3252 ("September 30, 1999 Form 10-Q")

10-95          Amendment to Financing Agreements            Incorporated by reference from
               dated October 1, 1999, between LRG           Exhibit 10-2 to the Company's
               and Congress                                 Form 10-Q for the quarter ended
                                                            September 30, 1999 located under
                                                            Securities and Exchange Commission
                                                            File No. 0-3252 ("September 30, 1999
                                                            Form 10-Q")

10-96          New Equipment Note date                      Filed with this Form 10-K
               December 6, 1999, between LRGI and
               Congress

10-97          Term Promissory Note dated                   Filed with this Form 10-K
               December 30, 1999, between LPC and
               Congress

10-98          Sixth Amended and Restated Promissory        Filed with this Form 10-K
               Note dated December 30, 1999,
               between LPC and Congress

10-99          Amendment to Financing Agreements            Filed with this Form 10-K
               dated December 30, 1999, between
               LPC and Congress

10-100         Note Amendment No. 5 to Loan and             Filed with this Form 10-K
               Security Agreement dated December 31,
               1999, between LPC and CIT

10-101         Amendment No. 8 to Credit Facility and       Filed with this Form 10-K
               Security Agreement dated December 31,
               1999, among LPC, LRGI, and Bank One

10-102         Note Amendment dated January 28,             Filed with this Form 10-K
               2000, between LPC and Nomura

10-103         Agreement dated January 31, 2000,            Filed with this Form 10-K
               between LPC and Nomura

10-104         Third Amendment Agreement between            Filed with this Form 10-K
               LRGI and Paul H. Pennell

10-105         Agreement dated January 31, 2000,            Filed with this Form 10-K
               among LPC, LRGI, and Congress

10-106         Agreement dated January 31, 2000,            Filed with this Form 10-K
               between LPC and CIT

10-107         Agreement dated January 31, 2000,            Filed with this Form 10-K
               among LPC, LRGI, and Bank One

21-1           Significant Subsidiary of Registrant         Filed with this Form 10-K

27-1                     Financial Data Schedule                      File with this Form 10-K