Form 10-Q
period 2000-03-31
LEXINGTON PRECISION CORP
filed 2000-05-15
CIK 12570

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_


        COMMON STOCK, $0.25 PAR VALUE, 4,828,036 SHARES AS OF MAY 8, 2000
       (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
          CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)


================================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements................................................1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........22

PART II.  OTHER INFORMATION

Item 3.   Defaults on Senior Securities......................................23

Item 6.   Exhibits and Reports on Form 8-K...................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31
                                                                     -------------------------------
                                                                        2000                  1999
                                                                     --------               --------

Net sales                                                            $ 37,666               $ 34,496

Cost of sales                                                          31,834                 29,404
                                                                     --------               --------

   Gross profit                                                         5,832                  5,092

Selling and administrative expenses                                     3,019                  3,066
                                                                     --------               --------

   Income from operations                                               2,813                  2,026

Interest expense                                                        2,437                  2,342
                                                                     --------               --------

   Income (loss) before income taxes and
    extraordinary item                                                    376                   (316)

Income tax provision                                                      113                    (79)
                                                                     --------               --------

   Income (loss) before extraordinary item                                263                   (237)

Extraordinary gain on repurchase of debt, net of
 applicable income taxes                                                 --                    1,371
                                                                     --------               --------

   Net income                                                        $    263               $  1,134
                                                                     ========               ========


Per share data:

   Basic and diluted net income (loss) before
    extraordinary item                                               $   0.05               $  (0.06)

   Extraordinary gain on repurchase of debt, net of
    applicable income taxes                                              --                     0.32
                                                                     --------               --------

   Basic and diluted net income available to
    common stockholders                                              $   0.05               $   0.26
                                                                     ========               ========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                        MARCH 31,               DECEMBER 31,
                                                                          2000                      1999
                                                                       ----------               ------------

ASSETS:
Current assets:
  Cash                                                                    $     77               $      8
  Accounts receivable                                                       23,632                 24,098
  Inventories                                                                9,796                  9,492
  Prepaid expenses and other current assets                                  2,148                  2,229
  Deferred income taxes                                                      1,676                  1,676
                                                                          --------               --------
    Total current assets                                                    37,329                 37,503
                                                                          --------               --------

Plant and equipment:
  Land                                                                       2,343                  1,570
  Buildings                                                                 23,606                 23,566
  Equipment                                                                101,648                 96,694
                                                                          --------               --------
                                                                           127,597                121,830
  Accumulated depreciation                                                  62,558                 60,041
                                                                          --------               --------
    Plant and equipment, net                                                65,039                 61,789
                                                                          --------               --------

Excess of cost over net assets of businesses acquired                        8,383                  8,462
                                                                          --------               --------

Other assets                                                                 3,299                  3,573
                                                                          --------               --------

                                                                          $114,050               $111,327
                                                                          ========               ========














See notes to consolidated financial statements.         (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                MARCH 31,            DECEMBER 31,
                                                                                  2000                   1999
                                                                              -----------           -------------

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
  Accounts payable                                                             $  13,234             $   8,597
  Accrued expenses                                                                 9,527                 9,794
  Short-term debt                                                                 67,745                98,069
  Debt in default                                                                 27,412                  --
                                                                               ---------             ---------
  Total current liabilities                                                      117,918               116,460
                                                                               ---------             ---------

Long-term debt, excluding current portion                                            113                   116
                                                                               ---------             ---------

Deferred income taxes and other long-term liabilities                              1,892                 1,884
                                                                               ---------             ---------

Series B preferred stock, at redemption value of $200 per share                      660                   660
Excess of redemption value over par value                                           (330)                 (330)
                                                                               ---------             ---------
  Series B preferred stock, at par value of $100 per share                           330                   330
                                                                               ---------             ---------

Stockholders' deficit:
  Common stock, $0.25 par value, 10,000,000 shares
   authorized, 4,828,036 and 4,348,951 shares issued,
   respectively                                                                    1,207                 1,087
  Additional paid-in-capital                                                      12,953                12,160
  Accumulated deficit                                                            (20,363)              (20,493)
  Cost of common stock in treasury, 85,915 shares at
    December 31, 1999                                                               --                    (217)
                                                                               ---------             ---------
      Total stockholders' deficit                                                 (6,203)               (7,463)
                                                                               ---------             ---------

                                                                               $ 114,050             $ 111,327
                                                                               =========             =========






See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED MARCH 31
                                                                        -----------------------------------
                                                                              2000                1999
                                                                            -------              -------

OPERATING ACTIVITIES:

   Net income                                                               $   263              $ 1,134
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Extraordinary gain on repurchase of debt                                --                 (1,828)
       Depreciation                                                           2,874                2,640
       Amortization included in operating expense                               394                  435
       Amortization included in interest expense                                 49                   50
       Changes in operating assets and liabilities that
        provided (used) cash:
             Accounts receivable                                                466               (2,087)
             Inventories                                                       (304)                 267
             Prepaid expenses and other assets                                  129                 (243)
             Accounts payable                                                 4,637                1,041
             Accrued expenses                                                  (267)                (953)
       Other                                                                    (39)                  58
                                                                            -------              -------
             Net cash provided by operating activities                        8,202                  514
                                                                            -------              -------

INVESTING ACTIVITIES:

   Purchases of plant and equipment                                          (6,151)              (1,888)
   Decrease in equipment deposits                                               156                   63
   Proceeds from sales of equipment                                              29                    6
   Expenditures for tooling owned by customers                                 (189)                (204)
                                                                            -------              -------
             Net cash used by investing activities                           (6,155)              (2,023)
                                                                            -------              -------

FINANCING ACTIVITIES:

   Net increase in short-term debt                                               66                1,844
   Proceeds from issuance of long-term debt                                    --                  9,292
   Repayment of long-term debt                                               (1,981)              (7,478)
   Repurchase of debt                                                          --                 (1,980)
   Other                                                                        (63)                 (43)
                                                                            -------              -------
             Net cash provided (used) by financing activities                (1,978)               1,635
                                                                            -------              -------

             Net increase in cash                                                69                  126
             Cash at beginning of period                                          8                  103
                                                                            -------              -------

             Cash at end of period                                          $    77              $   229
                                                                            =======              =======



See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all the information and footnotes included in the Company's annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1999.

         In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2000, and the Company's results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. All such adjustments were of a normal recurring nature.

         The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

        The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's 12 3/4% senior subordinated notes, which have an outstanding principal balance of $27,412,000, matured on February 1, 2000. The Company is in default in respect of the 12 3/4% senior subordinated notes because it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, on the 12 3/4% senior subordinated notes that were due on the maturity date.

         On December 28, 1999, the Company commenced a consent solicitation seeking consents of the holders of the 12 3/4% senior subordinated notes to extend the maturity date of the 12 3/4% senior subordinated notes to February 1, 2003. At the date of issuance of this Form 10-Q, sufficient consents had not been received to effect the extension. The consent solicitation has been extended several times and is currently scheduled to expire on June 15, 2000.

         The holders of substantially all of the Company's other indebtedness have entered into agreements that have enabled the Company to continue to operate its business without interruption, notwithstanding the default on the 12 3/4% senior subordinated notes.

          - The lenders extending loans under the Company's revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes and have amended certain covenants to eliminate defaults that would otherwise have occurred because all of the Company's secured, amortizing term loans have been classified as current liabilities in the consolidated financial statements.

          - The holder of the Company's 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note to July 31, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          - The holder of the Company's 10 1/2% senior note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note to August 1, 2000, and has waived the cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes.

          - The holder of the Company's 14% junior subordinated non-convertible notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes to August 1, 2000, has deferred the interest payments on those notes that were due on February 1 and May 1, 2000, to August 1, 2000, and has waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes.

          - The holders of the Company's 14% junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred the interest payments on those notes that were due on February 1, 2000, to August 1,2000, and have waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes. On February 1, 2000, the 14% junior subordinated convertible notes were converted into 440,000 shares of the Company's common stock.

         Since January 31, 2000, the Company has made all scheduled payments of interest and principal on all of its indebtedness other than the 12 3/4% senior subordinated notes, and the Company has continued to borrow under its revolving line of credit and its equipment lines of credit.

        At the date of issuance of this Form 10-Q, the Company has not been able to obtain the necessary consents to extend the maturity date of the 12 3/4% senior subordinated notes. If the Company is unable to restructure or refinance the 12 3/4% senior subordinated notes or any of the other indebtedness maturing during 2000, the Company may be forced to seek relief from its creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on the Company's results of operations and financial position. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

NOTE 2 -- INVENTORIES

         Inventories at March 31, 2000, and December 31, 1999, are set forth below (dollar amounts in thousands):

                                                                      MARCH 31,         DECEMBER 31,
                                                                         2000               1999
                                                                    ----------------   ----------------

                        Finished goods                                 $   3,739          $  3,565
                        Work in process                                    2,620             2,503
                        Raw materials and purchased parts                  3,437             3,424
                                                                        ---------          --------

                                                                       $   9,796          $  9,492
                                                                        =========          ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 -- ACCRUED EXPENSES

         At March 31, 2000, and December 31, 1999, accrued expenses included accrued interest expense of $2,583,000 and $1,751,000, respectively. (See also
Note 1, "Basis of Presentation.")

NOTE 4 -- DEBT

         Debt at March 31, 2000, and December 31, 1999, is set forth below (dollar amounts in thousands):

                                                                       MARCH 31,       DECEMBER 31,
                                                                          2000              1999
                                                                       ---------       -----------

               Short-term debt:
                  Revolving line of credit                              $21,534           $21,468
                  Secured, amortizing term loans                         36,982            38,960
                  12% secured term note                                   1,370             1,370
                  10 1/2% senior note                                     7,500             7,500
                  12 3/4% senior subordinated notes                        --              27,412
                  14% junior subordinated notes                             347             1,347
                                                                        -------           -------
                    Subtotal                                             67,733            98,057
                  Plus current portion of long-term debt                     12                12
                                                                        -------           -------
                    Total short-term debt                                67,745            98,069
                                                                        -------           -------

               Debt in default:
                  12 3/4% senior subordinated notes                      27,412              --
                                                                        -------           -------

               Long-term debt:
                  Retirement obligations                                    125               128
                  Less current portion                                       12                12
                                                                        -------           -------
                        Total long-term debt                                113               116
                                                                        -------           -------

                                 Total debt                             $95,270           $98,185
                                                                        =======           =======

         REVOLVING LINE OF CREDIT

         Although the revolving line of credit expires on April 1, 2002, loans outstanding thereunder have been classified as short-term debt because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the approval of the Company. The loans were also classified as short-term debt because the Company has only received a waiver through August 1, 2000, of the cross-default provisions of the revolving line of credit.

         At March 31, 2000, availability under the revolving line of credit totaled $2,079,000, before outstanding checks of $1,537,000 were deducted. At March 31, 2000, and December 31, 1999, loans outstanding under the revolving line of credit accrued interest at the London Interbank Offered Rate (LIBOR) plus 2 1/2% and the prime rate. At March 31, 2000, the prime rate was 9% and LIBOR was 6.1%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         SECURED, AMORTIZING TERM LOANS

         Secured, amortizing term loans outstanding at March 31, 2000, and December 31, 1999, are set forth below (dollar amounts in thousands):

                                                                                       MARCH 31,        DECEMBER 31,
                                                                                          2000              1999
                                                                                       ---------         ---------

   Term loans payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturities in 2001, 8.37%                  $   2,629         $   2,688
   Term loans payable in equal monthly principal installments, final
     maturities in 2002, LIBOR plus 2 3/4%                                                 1,651             1,837
   Term loan payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturity in 2002, 9.37%                        1,271             1,298
   Term loan payable in equal monthly principal installments based on a
     180-month amortization schedule, final maturity in 2002, 9%                           2,481             2,531
   Term loans payable in equal monthly principal installments, final
     maturities in 2002, prime rate and LIBOR plus 2 1/2%                                  1,909(1)          2,139(1)
   Term loan payable in equal monthly principal installments, final
     maturity in 2003, prime rate                                                            545               590
   Term loan payable in equal monthly principal installments, final
     maturity in 2003, prime rate and LIBOR plus 2 1/2%                                      341(1)            371(1)
   Term loans payable in equal monthly principal installments, final
     maturities in 2004, LIBOR plus 2 3/4%                                                 1,396             1,479
   Term loan payable in equal monthly principal installments, final
     maturity in 2004, prime rate and LIBOR plus 2 1/2%                                    1,132             1,199
   Term loans payable in equal monthly principal installments, final
     maturities in 2004, prime rate and LIBOR plus 2 1/2%                                 11,244(1)         11,947(1)
   Term loan payable in equal monthly principal installments, final
     maturity in 2005, LIBOR plus 2 3/4%                                                     987             1,067
   Term loan payable in equal monthly principal installments, final
     maturity in 2005, prime rate and LIBOR plus 2 1/2%                                    1,276(1)          1,336(1)
   Term loan payable in equal monthly principal installments, final
     maturity in 2006, prime rate                                                            497               518
   Term loans payable in equal monthly principal installments, final
     maturities in 2006, prime rate and LIBOR plus 2 1/2%                                  9,623(1)          9,960(1)
                                                                                       ---------         ---------

                                                                                       $  36,982         $  38,960
                                                                                       =========         =========

         (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

         The loans outstanding under the Company's revolving line of credit and the secured, amortizing term loans listed above are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of its wholly-owned subsidiary, Lexington Rubber Group, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         10 1/2% SENIOR NOTE

         The 10 1/2% senior note, due August 1, 2000, is an unsecured obligation of the Company. The holder of this note has waived the cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes. These notes are senior in right of payment to the 12 3/4 senior subordinated notes and the 14% junior subordinated notes.

         12 3/4% SENIOR SUBORDINATED NOTES

         The 12 3/4% senior subordinated notes, which matured on February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future senior debt, including loans under the revolving line of credit, the secured, amortizing term loans, the 12% secured term note, and the 10 1/2% senior note. The Company is in default in respect of the 12 3/4% senior subordinated notes because it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, on the 12 3/4% senior subordinated notes that were due on February 1, 2000. For more information regarding the status of the 12 3/4% senior subordinated notes, refer to Note 1, "Basis of Presentation."

         14% JUNIOR SUBORDINATED NOTES

         The 14% junior subordinated convertible notes and the 14% junior subordinated nonconvertible notes are unsecured obligations of the Company. The 14% junior subordinated convertible notes, which had an aggregate principal amount of $1,000,000, were converted into 440,000 shares of common stock on February 1, 2000. The 14% junior subordinated nonconvertible notes are due on August 1, 2000, and are subordinated in right of payment to all existing and future senior debt of the Company, including loans under the revolving line of credit, the secured, amortizing term loans, the 12% secured term note, the 10 1/2% senior note, and the 12 3/4% senior subordinated notes. The holders of the 14% junior subordinated notes have deferred, until August 1, 2000, the interest payments that were due on February 1 and May 1, 2000, and waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes.

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

         From time to time, certain of the financial covenants contained in the Company's various loan agreements have been amended or waived in order to maintain or otherwise ensure current or future compliance by the Company. For more information regarding recent amendments to and waivers of the Company's various loan agreements, refer to Note 1, "Basis of Presentation."

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 -- INCOME TAXES

         During the first quarter of 2000, the Company recorded income tax expense of $113,000, which consisted of estimated federal alternative minimum tax and state income tax.

         At March 31, 2000, and December 31, 1999, the Company's net deferred income tax assets were fully offset by a valuation allowance.

NOTE 6 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the three-month periods ended March 31, 2000 and 1999, are set forth below (in thousands, except per share amounts).

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                   ------------------------
                                                                                    2000            1999
                                                                                    ----            ----

        Numerators:
           Income (loss) before extraordinary item                               $     263       $    (237)
           Preferred stock dividends                                                    (7)             (8)
           Excess of redemption value over par value of
            preferred stock redeemed during year                                       (11)            (11)
                                                                                   --------        --------

           Numerator for basic and diluted net income (loss)
            per share-- income available to common stockholders
            before extraordinary item                                                  245            (256)

           Extraordinary gain, net of applicable income taxes                            -           1,371
                                                                                   --------        --------

           Numerator for basic and dilutived net income
            per share-- income available to common
            stockholders after extraordinary item                                $     245          $1,115
                                                                                   ========        ========

        Denominators:
           Denominator for basic net income (loss) per share--
            weighted-average common shares                                           4,641           4,263
           Adjustments to derive denominator for diluted net income
            (loss) per share:
               Conversion of 14% junior subordinated convertible notes
                into 440,000 common shares                                             150               -
               Issuance of 125,000 shares of restricted common stock                    37               -
                                                                                   --------        --------
           Denominator for diluted net income (loss) per share--
            adjusted weighted average common shares                                  4,828           4,263
                                                                                   ========        ========

        Per share data:
           Basic and diluted net income (loss) per common share
            before extraordinary item                                             $   0.05        $  (0.06)
           Extraordinary gain, net of applicable income taxes                            -            0.32
                                                                                   --------        --------

           Basic and diluted net income available to common
            stockholders                                                          $   0.05        $   0.26
                                                                                   ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month periods ended March 31, 2000 and 1999, is summarized below (dollar amounts in thousands):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                 --------------------------------
                                                                      2000                1999
                                                                   ---------           ---------

               NET SALES:
                 Rubber Group                                      $  28,971           $  24,960
                 Metals Group                                          8,695               9,536
                                                                   ---------           ---------

                      Total net sales                              $  37,666           $  34,496
                                                                   =========           =========

               INCOME (LOSS) FROM OPERATIONS:
                 Rubber Group                                      $   3,719           $   3,316
                 Metals Group                                           (297)               (695)
                 Corporate office                                       (609)               (595)
                                                                   ---------           ---------

                      Total income from operations                 $   2,813           $   2,026
                                                                   =========           =========

               ASSETS:
                 Rubber Group                                      $  74,331           $  68,198
                 Metals Group                                         37,225              38,656
                 Corporate office                                      2,494               2,554
                                                                   ---------           ---------

                      Total assets                                 $ 114,050           $ 109,408
                                                                   =========           =========

               DEPRECIATION AND AMORTIZATION (1):
                 Rubber Group                                      $   2,039           $   1,964
                 Metals Group                                          1,210               1,106
                 Corporate office                                         19                   5
                                                                   ---------           ---------

                      Total depreciation and amortization          $   3,268           $   3,075
                                                                   =========           =========

               CAPITAL EXPENDITURES:
                 Rubber Group                                      $   4,067           $   1,024
                 Metals Group                                          2,083                 815
                 Corporate office                                          1                  49
                                                                   ---------           ---------

                      Total capital expenditures                   $   6,151           $   1,888
                                                                   =========           =========

                           (1) Does not include amortization of deferred financing expenses, which totaled $49,000 and $50,000 during the three-month periods ended March 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 -- EXTRAORDINARY ITEM

         During the three-month period ended March 31, 1999, the Company repurchased $3,808,000 principal amount of its 12 3/4% senior subordinated notes for $1,980,000 plus accrued interest. The Company recorded an extraordinary gain, net of applicable income taxes, of $1,371,000 as a result of the repurchase.

NOTE 9 -- PLANT CLOSURE

         In May 1999, the Company closed a 21,000 square foot diecasting facility in Manchester, New York. For the three-month period ended March 31, 1999, the Manchester facility had net sales of $448,000 and a loss from operations of $119,000.

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

          -    increases or decreases in capital expenditures,

          -    changes in economic conditions,

          -    strength or weakness in the North American automotive market,

          -    changes in the competitive environment,

          -    changes in interest rates,

          -    the possibility of product warranty claims,

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

RESULTS OF OPERATIONS-- FIRST QUARTER OF 2000 VERSUS FIRST QUARTER OF 1999

         The following table sets forth our consolidated operating results for the first quarters of 2000 and 1999 (dollar amounts in thousands):

                                                                 THREE MONTHS ENDED MARCH 31
                                                           -----------------------------------------
                                                                   2000                   1999
                                                           ------------------     ------------------

           Net sales                                      $  37,666    100.0%    $  34,496    100.0%

           Cost of sales                                     31,834     84.5        29,404     85.2
                                                           ---------  -------     ---------  -------

           Gross profit                                       5,832     15.5         5,092     14.8

           Selling and administrative expenses                3,019      8.0         3,066      8.9
                                                           ---------  -------     ---------  -------

           Income from operations                             2,813      7.5         2,026      5.9

           Add back depreciation and
            amortization (1)                                  3,268      8.6         3,075      8.9
                                                           ---------  -------     ---------  -------

           Earnings before interest, taxes,
            depreciation, and amortization (2)            $   6,081     16.1%    $   5,101     14.8%
                                                           =========  =======     =========  =======

           Net cash provided by operating
            activities (3)                                $   8,202     21.8%    $     514      1.4%
                                                           =========  =======     =========  =======

          (1) Does not include amortization of deferred financing expenses, which totaled $49,000 and $50,000 during the first quarters of 2000 and 1999, respectively, and which is included in interest expense in the consolidated financial statements.

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

          (3) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I, Item 1.

              The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the first quarters of 2000 and 1999 (dollar amounts in thousands):

                                                                 THREE MONTHS ENDED MARCH 31
                                                          -----------------------------------------
                                                                  2000                   1999
                                                          ------------------     ------------------

           Net sales                                      $  28,971    100.0%    $  24,960    100.0%

           Cost of sales                                     23,581     81.4        20,022     80.2
                                                          ---------   ------     ---------   ------

           Gross profit                                       5,390     18.6         4,938     19.8

           Selling and administrative expenses                1,671      5.8         1,622      6.5
                                                          ---------   ------     ---------   ------

           Income from operations                             3,719     12.8         3,316     13.3

           Add back depreciation and
            amortization                                      2,039      7.1         1,964      7.9
                                                          ---------   ------     ---------   ------

           Earnings before interest, taxes,
            depreciation, and amortization                $   5,758     19.9%    $   5,280     21.2%
                                                          =========   ======      ========   ======

         During the first quarter of 2000, net sales of the Rubber Group increased by $4,011,000, or 16.1%, compared to the first quarter of 1999. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems, and, to a lesser extent, increased unit sales of insulators for automotive ignition wire sets, components for medical devices, and tooling, offset, in part, by price reductions on certain automotive components.

         During the first quarter of 2000, income from operations totaled $3,719,000, an increase of $403,000, or 12.2%, compared to the first quarter of 1999. Cost of sales as a percentage of net sales increased during the first quarter of 2000 to 81.4% of net sales from 80.2% of net sales during the first quarter of 1999, primarily due to higher employee benefit costs and increased expenses for maintenance of tooling and equipment.

         Selling and administrative expenses as a percentage of net sales decreased during the first quarter of 2000 compared to the first quarter of 1999, primarily because those expenses are partially fixed in nature.

         During the first quarter of 2000, EBITDA increased to $5,758,000, an increase of $478,000, or 9.1%, compared to the first quarter of 1999.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines aluminum, brass, and steel components, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         Since 1997, we have been implementing a strategy designed to improve the profitability and growth potential of the Metals Group by eliminating the production of a large number of diverse, short-run components and by building productive capacity to manufacture higher-volume components for customers in target markets. The repositioning has entailed a shift to a new customer base and has required that our manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning of the Metals Group has caused us to experience underabsorption of fixed overhead resulting from the cut-back in short-run business. Additionally, the Metals Group has incurred expenses for the implementation of improved quality systems, expenses related to moving equipment and upgrading buildings, costs related to establishing relationships with major new customers, and costs resulting from inefficiencies experienced during the rollout of new products. These factors and the fact that new high-volume business is limited at this stage of the transition adversely affected the results of operations of the Metals Group during the first quarters of 2000 and 1999.

         In May 1999, we closed a 21,000 square foot diecasting facility in Manchester, New York. For the three-month period ended March 31, 1999, the Manchester facility had net sales of $448,000 and a loss from operations of $119,000.

         The following table sets forth the operating results of the Metals Group for the first quarters of 2000 and 1999 (dollar amounts in thousands):

                                                                         THREE MONTHS ENDED MARCH 31
                                                           ---------------------------------------------------
                                                                    2000                          1999
                                                           ----------------------       ----------------------

            Net sales                                      $ 8,695          100.0%      $ 9,536          100.0%

            Cost of sales                                    8,253           94.9         9,382           98.4
                                                           -------        -------       -------        -------

            Gross profit                                       442            5.1           154            1.6

            Selling and administrative expenses                739            8.5           849            8.9
                                                           -------        -------       -------        -------

            Loss from operations                              (297)          (3.4)         (695)          (7.3)

            Add back depreciation and
             amortization                                    1,210           13.9         1,106           11.6
                                                           -------        -------       -------        -------

            Earnings before interest, taxes
             depreciation, and amortization                $   913           10.5%      $   411            4.3%
                                                           =======        =======       =======        =======

         During the first quarter of 2000, net sales of the Metals Group decreased by $841,000, or 8.8%, compared to the first quarter of 1999. This decrease resulted primarily from a reduction in low-volume business, the shutdown of the Manchester facility, and reduced sales of tooling.

         The Metals Group recorded a loss from operations of $297,000 during the first quarter of 2000, compared to a loss from operations of $695,000 during the first quarter of 1999. Cost of sales as a percentage of net sales decreased from 98.4% during the first quarter of 1999 to 94.9% during the first quarter of 2000 due to a reduction in material cost as a percentage of net sales, which resulted primarily from reduced sales of tooling, and reduced maintenance expenses.

         Selling and administrative expenses as a percentage of net sales decreased during the first quarter of 2000 compared to the first quarter of 1999, primarily due to reductions in fees for professional services and recruiting and relocation expenses.

         During the first quarter of 2000, EBITDA increased to $913,000, an increase of $502,000, or 122.1%, compared to the first quarter of 1999.

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

         The following table sets forth the operating results of the corporate office for the first quarters of 2000 and 1999 (dollar amounts in thousands):

                                                         THREE MONTHS ENDED
                                                             MARCH 31
                                                     -------------------------
                                                     2000                 1999
                                                     ----                 ----

            Loss from operations                     (609)                (595)

            Add back: depreciation and
             amortization                              19                    5
                                                     ----                 ----

            Earnings before interest, taxes,
             depreciation, and amortization          (590)                (590)
                                                     ====                 ====

         INTEREST EXPENSE

         During the first quarters of 2000 and 1999, interest expense totaled $2,437,000 and $2,342,000, respectively. Interest expense includes amortization of deferred financing expenses, which totaled $49,000, and $50,000, during the first quarters of 2000 and 1999, respectively. The increase in interest expense was primarily the result of increases in average interest rates on our floating rate debt.

         INCOME TAXES

         During the first quarter of 2000, the provision for income taxes was $113,000, which consisted of estimated federal alternative minimum tax and state income tax.

         At March 31, 2000, and December 31, 1999, our net deferred income tax assets were fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first quarter of 2000, our operating activities provided $8,202,000 of cash.

         Accounts payable increased by $4,637,000. This increase was caused primarily by an increase of $3,192,000 in payables related to the purchase of plant, equipment, and customer-owned tooling and increased purchases of raw materials and supplies to support higher levels of production.

         INVESTING ACTIVITIES

         During the first quarter of 2000, our investing activities used $6,155,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the corporate office totaled $4,067,000, $2,083,000, and $1,000, respectively. Capital expenditures for the first quarter of 2000 included $5,338,000 for equipment and $813,000 for land and buildings. We presently project that capital expenditures will total approximately $20,900,000 during 2000, including $18,200,000 for equipment and $2,700,000 for land and buildings. Capital expenditures for the Rubber Group and the Metals Group are projected to total approximately $14,300,000 and $6,600,000, respectively. At March 31, 2000, we had outstanding commitments to purchase plant and equipment of $6,103,000, of which $4,695,000 is expected to be expended during 2000, and $1,408,000 is expected to be expended in 2001. (See also "Liquidity," in Part I, Item 2.)

         FINANCING ACTIVITIES

         During the first quarter of 2000, our financing activities used $1,978,000 of cash, primarily to make schedule monthly payments on our secured, amortizing term loans. Also, on February 1, 2000, our 14% junior subordinated convertible notes, in the aggregate principal amount of $1,000,000, were converted into 440,000 shares of common stock. During April 2000, we obtained two new secured, amortizing term loans in the aggregate amount of $1,340,000, which refinanced loans outstanding under the revolving line of credit.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit, which expires on April 1, 2002, is subject to covenant compliance and certain availability formulas based on the levels of our accounts receivable and inventories. At May 11, 2000, availability under our revolving line of credit totaled $2,285,000 before outstanding checks of $1,078,000 were deducted. We have two equipment lines of credit that are used to finance, through five-year or seven-year term loans, all or a portion of the purchase price of certain equipment. As of March 31, 2000, we had unused availability under our equipment lines of credit of $2,600,000.

         We have substantial borrowings for a company our size. Because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than if we had less debt. During the first quarter of 2000, our aggregate indebtedness, excluding accounts payable, decreased by $2,915,000. During 2000, interest payments are projected to be approximately $10,100,000 and principal payments on secured, amortizing term loans are projected to total approximately $8,800,000.

         We had a net working capital deficit of $80,589,000 at March 31, 2000, compared to a net working capital deficit of $78,957,000 at December 31, 1999.


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

         During 2000, $36,629,000 of our indebtedness has matured or is scheduled to mature. This indebtedness is comprised of the following:

          - the 12 3/4% senior subordinated notes, in the outstanding principal amount of $27,412,000, which matured on February 1, 2000;

          - the 12% secured term note, in the outstanding principal amount of $1,370,000, which matures on July 31, 2000;

          - the 10 1/2% senior note, in the outstanding principal amount of $7,500,000, which matures on August 1, 2000; and

          - the 14% junior subordinated nonconvertible notes, in the outstanding principal amount of $347,000, which mature on August 1, 2000.

         We are currently engaged in a consent solicitation which commenced on December 28, 1999, seeking consents of the holders of our 12 3/4% senior subordinated notes to an extension of the maturity date of the 12 3/4% senior subordinated notes to February 1, 2003. If the consent solicitation is completed, we will pay a 1% fee to consenting holders and increase the interest rate payable on the notes to the rates set forth in the following table:

                            PERIOD                             INTEREST RATE

            February 1, 2000 - January 31, 2001                    13 1/2%
            February 1, 2001 - July 31, 2001                       15 1/2%
            August 1, 2001 - January 31, 2002                      16%
            February 1, 2002 - July 31, 2002                       17%
            August 1, 2002 - January 31, 2003                      18%

         We are in default in respect of the 12 3/4% senior subordinated notes because we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, on the 12 3/4% senior subordinated notes that were due on February 1, 2000. We have extended the consent solicitation through June 15, 2000, and we plan to amend the consent solicitation to seek waivers of the events of default that occurred as a result of our failure to make the payments of principal and interest.

We can give no assurance that we will be able to obtain the necessary consents to extend the maturity date of the 12 3/4% senior subordinated notes.

         In order to enable us to continue our operations, notwithstanding the default in respect of our 12 3/4% senior subordinated notes, we have obtained the following agreements from the holders of substantially all of our other indebtedness:

          - The lenders extending loans under our revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes through August 1, 2000, and have amended certain covenants to eliminate defaults that would otherwise have occurred because all of our secured, amortizing term loans were classified as current liabilities in our consolidated financial statements.

          - The holder of our 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note from January 31, 2000, to July 31, 2000; that note has no cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes.

          - The holder of our 10 1/2% senior note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note from February 1, 2000, to August 1, 2000, and has waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes.

          - The holder of our 14% junior subordinated nonconvertible notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes from May 1, 2000, to August 1, 2000, has deferred the interest payments on those notes that were due on February 1 and May 1, 2000, to August 1, 2000, and has waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes.

          - The holders of our 14% junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred the interest payments on those notes that were due on February 1, 2000, to August 1, 2000, and have waived the cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes. On February 1, 2000, the junior subordinated convertible notes were converted into 440,000 shares of our common stock.

         Since January 31, 2000, we have made all scheduled payments of interest and principal on all of our indebtedness, other than the 12 3/4% senior subordinated notes, and we have continued to borrow under our revolving line of credit and our equipment lines of credit.

         To date, we have been unable to obtain the necessary consents to the extension of our 12 3/4% senior subordinated notes. If we are unable to restructure or refinance all of our matured or maturing indebtedness, we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

         We currently believe, although we can give you no assurance, that our cash flow from operations, borrowings available to us under existing financing arrangements, and additional borrowings that we believe we will be able to obtain should be adequate to meet our projected working capital and debt service requirements (excluding amounts needed to refinance the $36,629,000 of indebtedness that has matured or is scheduled to mature during 2000) and to fund projected capital expenditures through December 31, 2000. We estimate that, in addition to our cash flow from operations and borrowings under our revolving line of credit, we will require approximately $11,500,000 of new borrowings during 2000 to meet our working capital and debt service requirements (excluding amounts needed to refinance the $36,629,000 of indebtedness that has matured or is scheduled to mature during 2000) and to fund projected capital expenditures.

         If cash flows from operations or availability under existing and new financing arrangements fall below expectations, we may be forced to delay anticipated capital expenditures, reduce operating expenses, extend accounts payable balances beyond terms that we believe are customary in the industries in which we operate, and/or consider other alternatives designed to improve our liquidity. Certain of these events or actions could have a material adverse effect on our results of operations and financial position. In addition, if we are unable to refinance, renegotiate, or extend the indebtedness that has matured or is scheduled to mature during the second quarter of 2000, we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

     ACCOUNTING FOR PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY
ARRANGEMENTS

         In September 1999, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Abstract Number 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" (Abstract 99-5), which is effective for design and development costs incurred after December 31, 1999. Abstract 99-5 requires that, in the absence of a contractual guarantee of reimbursement, design and development costs incurred with respect to products to be sold under long-term supply arrangements are to be expensed as incurred. Costs incurred to design and develop molds, dies, and other tools that are owned by the customer and are to be used by the supplier to manufacture products for sale under long-term supply arrangements are to be capitalized as long as the supplier is performing under the supply arrangement. The adoption of Abstract 99-5 during the first quarter of 2000 did not have a significant effect on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At March 31, 2000, we had $52,135,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At March 31, 2000, we had outstanding $43,135,000 of fixed rate long-term debt with a weighted-average interest rate of 11.76%, of which $36,629,000 has matured or is scheduled to mature during 2000. If we are able to refinance or extend the matured or maturing debt, it may be at interest rates that are significantly higher than the weighted-average interest rate on the matured or maturing debt. In connection with our solicitation of consents to extend the maturity date of our $27,412,000 of outstanding 12 3/4% senior subordinated notes from February 1, 2000, to February 1, 2003, we have offered to increase the interest rates thereon to the rates set forth in the following table:


                          PERIOD                             INTEREST RATE

            February 1, 2000 - January 31, 2001                  13 1/2%
            February 1, 2001 - July 31, 2001                     15 1/2%
            August 1, 2001 - January 31, 2002                    16%
            February 1, 2002 - July 31, 2002                     17%
            August 1, 2002 - January 31, 2003                    18%

         If the consent solicitation is successful and all of the senior subordinated notes remain outstanding during 2000, 2001, and 2002, we will pay $188,000, $765,000, and $1,256,000 more interest during those respective periods than if the interest rate were to remain at 12 3/4%. For more information regarding the status of the consent solicitation, you should refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity," in Part I, Item 2, and Note 1 to the consolidated financial statements in Part I, Item 1.

                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

       (a) We are in default in respect of our 12 3/4% senior subordinated notes because we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on February 1, 2000. For more information regarding the default in respect of the 12 3/4% senior subordinated notes, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" which is incorporated by reference herein.

       (b) We did not pay dividends in the aggregate amount of $7,000 on our $8 Cumulative Convertible Preferred Stock, Series B, for the quarterly period ended March 15, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              The following exhibits are filed herewith:

              10-1 Amendment No. 9 to Credit Facility and Security Agreement dated as of December 31, 1999, among LPC, LRGI, and Bank One, NA

              10-2 New Equipment Term Note dated April 24, 2000, between Lexington Precision Corporation ("LPC") and Congress Financial Corporation ("Congress")

              10-3 New Equipment Term Note dated April 24, 2000, between Lexington Rubber Group, Inc. ("LRGI") and Congress

              10-4 Agreement relating to 14% Junior Subordinated Notes dated April 30, 2000, between LPC and Michael A. Lubin

              10-5 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated April 30, 2000, among LPC, Michael A. Lubin, and Warren Delano

              10-6 Note Amendment No. 2 to Note dated as of April 30, 2000, between LPC and Tri-Links Investment Trust, as successor to Nomura Holding America, Inc.

              10-7 Fourth Amendment Agreement dated April 30, 2000, between LRGI and Paul H. Pennell

              10-8 Agreement dated as of April 30, 2000, among LPC, LRGI, and Congress

              10-9 Agreement dated as of April 30, 2000, between LPC and The CIT Group/Equipment Financing, Inc.

              10-10 Agreement dated as of April 30, 2000, among LPC, LRGI, and Bank One, NA

              10-11 Amendment to Financing Agreements dated May 12, 2000, between LPC and Congress

              10-12 Amendment to Financing Agreements dated May 12, 2000, between LRGI and Congress

              27-1   Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         On January 11, 2000, we filed a report on Form 8-K, which reported that, on December 28, 1999, we issued a press release announcing that we had commenced a consent solicitation with respect to our 12 3/4% senior subordinated notes due February 1, 2000, and disclosed the terms of the consent solicitation.

              On February 4, 2000, we filed a report on Form 8-K, which reported that (1) on January 27, 2000, we issued a press release announcing that we had extended the expiration date of the consent solicitation with respect to our 12 3/4% senior subordinated notes due February 1, 2000, from January 27, 2000, to January 31, 2000, (2) on January 31, 2000, we issued a press release announcing that we had extended the expiration date of the consent solicitation to February 15, 2000, and (3) on February 1, 2000, we issued a press release announcing that we had not made the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, on our 12 3/4% senior subordinated notes, which matured on February 1, 2000, and that we had entered into certain agreements with all of our secured and unsecured lenders, other than the holders of the 12 3/4% senior subordinated notes, and disclosed the terms of those agreements.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LEXINGTON PRECISION CORPORATION
                                                       (Registrant)

May 11, 2000                                 By:  /s/  Michael A. Lubin
------------                                      ---------------------
    Date                                          Michael A. Lubin
                                                  Chairman of the Board


May 11, 2000                                 By:  /s/  Warren Delano
------------                                      ------------------
    Date                                          Warren Delano
                                                  President


May 11, 2000                                 By:  /s/  Dennis J. Welhouse
------------                                      -----------------------
    Date                                          Dennis J. Welhouse
                                                  Senior Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

           Exhibit
           Number                           Exhibit                                    Location
           ------                           -------                                    --------
             10-1          Amendment No. 9 to Credit Facility and            Filed with this Form 10-Q
                           Security Agreement dated as of December 31,
                           1999, among LPC, LRGI, and Bank One, NA

             10-2          New Equipment Note dated April 24, 2000,          Filed with this Form 10-Q
                           between Lexington Precision Corporation
                           ("LPC") and Congress Financial Corporation
                           ("Congress")

             10-3          New Equipment Note dated April 24, 2000,          Filed with this Form 10-Q
                           between Lexington Rubber Group, Inc.
                           ("LRGI") and Congress

             10-4          Agreement relating to 14% Junior Subordinated     Filed with this Form 10-Q
                           Notes dated April 30, 2000, between LPC
                           and Michael A. Lubin

             10-5          Agreement relating to Junior Subordinated         Filed with this Form 10-Q
                           Convertible Increasing Rate Note dated
                           April 30, 2000, among LPC, Michael A. Lubin,
                           and Warren Delano

             10-6          Note Amendment No. 2 to Note dated as of          Filed with this Form 10-Q
                           April 30, 2000, between LPC and Tri-Links
                           Investment Trust, as successor to Nomura
                           Holding America, Inc.

             10-7          Fourth Amendment Agreement dated April 30,        Filed with this Form 10-Q
                           2000, between LRGI and Paul H. Pennell

             10-8          Agreement dated as of April 30, 2000, among       Filed with this Form 10-Q
                           LPC, LRGI, and Congress

             10-9          Agreement dated as of April 30, 2000, between     Filed with this Form 10-Q
                           LPC and CIT Group/Equipment Financing, Inc.

             10-10         Agreement dated as of April 30, 2000, among       Filed with this Form 10-Q
                           LPC, LRGI, and Bank One, NA

             10-11         Amendment to Financing Agreements dated           Filed with this Form 10-Q
                           May 12, 2000, between LPC and Congress

             10-12         Amendment to Financing Agreements dated           Filed with this Form 10-Q
                           May 12, 2000, between LRGI and Congress

             27-1          Financial Data Schedule                           Filed with this Form 10-Q