Form 10-Q
period 2000-06-30
LEXINGTON PRECISION CORP
filed 2000-08-14
CIK 12570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2000

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

     COMMON STOCK, $0.25 PAR VALUE, 4,828,036 SHARES AS OF AUGUST 10, 2000 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
               OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)


================================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........29

PART II. OTHER INFORMATION

Item 3.  Defaults on Senior Securities.......................................30

Item 4.  Submission of Matters to a Vote of Security Holders.................30

Item 6.  Exhibits and Reports on Form 8-K....................................31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    LEXINGTON PRECISION CORPORATION

                                  CONSOLIDATED STATEMENT OF OPERATIONS
                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30                  JUNE 30
                                                         --------------------     --------------------
                                                           2000         1999        2000         1999
                                                           ----         ----        ----         ----
Net sales                                                $35,596      $36,042     $73,262      $70,538

Cost of sales                                             31,882       29,691      63,716       59,095
                                                         -------      -------     -------      -------

       Gross profit                                        3,714        6,351       9,546       11,443

Selling and administrative expenses                        2,720        3,257       5,739        6,323
                                                         -------      -------     -------      -------

       Income from operations                                994        3,094       3,807        5,120

Interest expense                                           2,496        2,408       4,933        4,750
                                                         -------      -------     -------      -------

       Income (loss) before income taxes and
        extraordinary item                                (1,502)         686      (1,126)         370

Income tax provision                                         (73)         171          40           92
                                                         -------      -------     -------      -------

       Income (loss) before extraordinary item            (1,429)         515      (1,166)         278

Extraordinary gain on repurchase of debt, net of
  applicable income taxes                                     --           --          --        1,371
                                                         -------      -------     -------      -------

       Net income (loss)                                 $(1,429)     $   515     $(1,166)     $ 1,649
                                                         =======      =======     =======      =======


BASIC NET INCOME (LOSS) PER COMMON SHARE:

Income (loss) before extraordinary item                  $ (0.30)     $  0.12     $ (0.25)     $  0.06
Extraordinary gain on repurchase of debt, net of
  applicable income taxes                                     --           --          --         0.32
                                                         -------      -------     -------      -------

       Basic net income (loss) available to common
        stockholders                                     $ (0.30)     $  0.12     $ (0.25)     $  0.38
                                                         =======      =======     =======      =======

DILUTED NET INCOME (LOSS) PER COMMON SHARE:

Income (loss) before extraordinary item                  $ (0.30)     $  0.11     $ (0.25)     $  0.06
Extraordinary gain on repurchase of debt, net of
  applicable income taxes                                     --           --          --         0.32
                                                         -------      -------     -------      -------

       Diluted net income (loss) available to common
        stockholders                                     $ (0.30)     $  0.11     $ (0.25)     $  0.38
                                                         =======      =======     =======      =======

See notes to consolidated financial statements.

                          LEXINGTON PRECISION CORPORATION

                            CONSOLIDATED BALANCE SHEET
                              (THOUSANDS OF DOLLARS)
                                    (UNAUDITED)

                                                          JUNE 30,   DECEMBER 31,
                                                            2000         1999
                                                          --------   ------------
ASSETS:

Current assets:
       Cash                                               $    120     $      8
       Accounts receivable                                  23,071       24,098
       Inventories                                          10,485        9,492
       Prepaid expenses and other current assets             3,514        2,229
       Deferred income taxes                                 1,676        1,676
                                                          --------     --------
              Total current assets                          38,866       37,503
                                                          --------     --------

Plant and equipment:
       Land                                                  2,344        1,570
       Buildings                                            23,914       23,566
       Equipment                                           104,124       96,694
                                                          --------     --------
                                                           130,382      121,830
       Accumulated depreciation                             64,172       60,041
                                                          --------     --------
              Plant and equipment, net                      66,210       61,789
                                                          --------     --------

Excess of cost over net assets of businesses acquired        8,304        8,462
                                                          --------     --------

Other assets                                                 2,869        3,573
                                                          --------     --------

                                                          $116,249     $111,327
                                                          ========     ========

See notes to consolidated financial statements.         (continued on next page)

                               LEXINGTON PRECISION CORPORATION

                            CONSOLIDATED BALANCE SHEET (CONTINUED)
                                    (THOUSANDS OF DOLLARS)
                                         (UNAUDITED)

                                                                    JUNE 30,     DECEMBER 31,
                                                                      2000           1999
                                                                    --------     ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
       Accounts payable                                             $ 15,360       $  8,597
       Accrued expenses                                               10,811          9,794
       Short-term debt                                                67,958         98,069
       Debt in default                                                27,412             --
                                                                    --------       --------
              Total current liabilities                              121,541        116,460
                                                                    --------       --------

Long-term debt, excluding current portion                                110            116
                                                                    --------       --------

Deferred income taxes and other long-term liabilities                  1,899          1,884
                                                                    --------       --------

Series B preferred stock, at redemption value of $200 per share          660            660
Excess of redemption value over par value                               (330)          (330)
                                                                    --------       --------
       Series B preferred stock, at par value of $100 per share          330            330
                                                                    --------       --------

Stockholders' deficit:
       Common stock, $0.25 par value, 10,000,000 shares
        authorized, 4,828,036 and 4,348,951 shares issued,
        respectively                                                   1,207          1,087
       Additional paid-in-capital                                     12,947         12,160
       Accumulated deficit                                           (21,785)       (20,493)
       Cost of common stock in treasury, 85,915 shares at
        December 31, 1999                                                 --           (217)
                                                                    --------       --------
              Total stockholders' deficit                             (7,631)        (7,463)
                                                                    --------       --------

                                                                    $116,249       $111,327
                                                                    ========       ========

See notes to consolidated financial statements.

                          LEXINGTON PRECISION CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (THOUSANDS OF DOLLARS)
                                    (UNAUDITED)

                                                           SIX MONTHS ENDED JUNE 30
                                                           ------------------------
                                                               2000         1999
                                                               ----         ----
OPERATING ACTIVITIES:

Net income (loss)                                           $ (1,166)     $ 1,649
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
       Extraordinary gain on repurchase of debt                   --       (1,828)
       Depreciation                                            5,862        5,394
       Amortization included in operating expense                739          837
       Amortization included in interest expense                  98          108
       Changes in operating assets and liabilities that
        provided (used) cash:
              Accounts receivable                              1,027       (3,116)
              Inventories                                       (993)         264
              Prepaid expenses and other current assets         (857)         (53)
              Accounts payable                                 6,763       (2,081)
              Accrued expenses                                 1,017          668
       Other                                                     285          423
                                                            --------      -------
              Net cash provided by operating activities       12,775        2,265
                                                            --------      -------

INVESTING ACTIVITIES:

Purchases of plant and equipment                             (10,918)      (5,005)
Decrease in equipment deposits                                   342          142
Proceeds from sales of equipment                                 237           20
Expenditures for tooling owned by customers                     (536)        (512)
                                                            --------      -------
              Net cash used by investing activities          (10,875)      (5,355)
                                                            --------      -------

FINANCING ACTIVITIES:

Net increase (decrease) in short-term debt                      (145)       4,624
Proceeds from issuance of long-term debt                       2,460       10,244
Repayment of long-term debt                                   (4,020)      (9,326)
Repurchase of debt                                                --       (1,980)
Other                                                            (83)        (266)
                                                            --------      -------
              Net cash provided (used) by financing
               activities                                     (1,788)       3,296
                                                            --------      -------

              Net increase in cash                               112          206
              Cash at beginning of period                          8          103
                                                            --------      -------

              Cash at end of period                         $    120      $   309
                                                            ========      =======

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

         In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2000, and the Company's results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the Company's cash flows for the six-month periods ended June 30, 2000 and 1999. All such adjustments were of a normal recurring nature.

         The results of operations for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

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

         On December 28, 1999, the Company commenced a consent solicitation seeking consents of the holders of the 12 3/4% senior subordinated notes to extend the maturity date of the 12 3/4% senior subordinated notes to February 1, 2003. At the date of issuance of this Form 10-Q, sufficient consents had not been received to effect the extension. The consent solicitation has been extended several times and is currently scheduled to expire on August 31, 2000.

         The holders of substantially all of the Company's other indebtedness have waived cross-default provisions with respect to the default on the 12 3/4% senior subordinated notes and have granted extensions of loans that have been scheduled to mature. The actions of the various lenders are set forth below.

         o The lenders providing loans under the Company's revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes and have amended certain covenants to eliminate defaults that would otherwise have occurred because all of the Company's secured, amortizing term loans have been classified as current liabilities in the consolidated financial statements.

         o The holder of the Company's 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note to October 31, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         o The holder of the Company's 10 1/2% senior note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note to November 1, 2000, and has waived the cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes.

         o The holder of the Company's 14% junior subordinated non-convertible notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes to November 1, 2000, has deferred the interest payments on those notes that were due on February 1, May 1, and August 1, 2000, to November 1, 2000, and has waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes.

         o The holders of the Company's 14% junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred the interest payments on those notes that were due on February 1, 2000, to November 1, 2000, and have waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes. On February 1, 2000, the 14% junior subordinated convertible notes were converted into 440,000 shares of the Company's common stock.

         o Effective June 30, 2000, a covenant limiting the amount of past due accounts payable was amended. The Company currently believes that, during the third quarter of 2000, it will be in violation of a covenant in one of its loan agreements requiring the maintenance of a certain minimum tangible net worth. The Company plans to seek an amendment that would eliminate the violation, however, there can be no assurance that it will be successful. If the Company violates the covenant, the lender would have the right to declare the indebtedness under the loan agreement to be immediately due and payable and the violation might trigger cross-default provisions under substantially all of the Company's other indebtedness. In those circumstances, the holders of that indebtedness, would, among other things, have the right to declare the indebtedness to be immediately due and payable, in which event, the Company might be required to consider alternatives, including seeking relief from its creditors. Any action of this type by creditors could have a material adverse effect upon the Company.

         Since January 31, 2000, the Company has made all scheduled payments of interest and principal on all of its indebtedness other than the 12 3/4% senior subordinated notes, and the Company has continued to borrow under its revolving line of credit and has borrowed an aggregate of $2,460,000 under two of its equipment lines of credit.

         The Company has reached an agreement in principle with the holder of the 10 1/2% senior note on an amendment that will extend the maturity date of that note to August 1, 2002, increase the interest rate thereon to 12 1/2% for the twelve-month period August 1, 2000, through July 31, 2001, and 14% for the twelve-month period August 1, 2001, through July 31, 2002, and provide for quarterly principal payments of $500,000 each, commencing on May 1, 2001. The agreement in principle is subject to the Company's obtaining an amendment, on satisfactory terms, extending the 12 3/4% senior subordinated notes, and obtaining amendments, on satisfactory terms, from the Company's secured creditors that

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

provide the Company with adequate extensions of maturity and sufficient financing to make the payments required when the various amendments become effective.

         At the date of issuance of this Form 10-Q, the Company has not been able to obtain the necessary consents to extend the maturity date of the 12 3/4% senior subordinated notes. If the Company is unable to restructure or refinance the 12 3/4% senior subordinated notes or any of the other indebtedness maturing during 2000, or if the Company is unable to obtain the necessary amendments to its secured credit facilities, the Company may be forced to seek relief from its creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on the Company's results of operations and financial position. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

         NEW ACCOUNTING PRONOUNCEMENT - REVENUE RECOGNITION IN FINANCIAL STATEMENTS

         In December 1999, the United States Securities and Exchange Commission ("SEC") issued "Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements" ("SAB 101"), which summarizes the staff's views regarding the accounting for selected revenue recognition issues in accordance with accounting principles generally accepted in the United States. SAB 101 must be adopted no later than the fourth quarter of 2000 and is retroactive to January 1, 2000. The Company is currently waiting for interpretive guidance on SAB 101, which it believes will be issued in the next several months by the SEC, to complete its assessment of the impact, if any, that SAB 101 may have on the Company's results of operations or financial position.

NOTE 2 -- INVENTORIES

         Inventories at June 30, 2000, and December 31, 1999, are set forth below (dollar amounts in thousands):

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2000            1999
                                                                 --------      ------------
                     Finished goods                              $ 3,565          $3,565
                     Work in process                               3,173           2,503
                     Raw materials and purchased parts             3,747           3,424
                                                                 -------          ------

                                                                 $10,485          $9,492
                                                                 =======          ======

NOTE 3 -- ACCRUED EXPENSES

         At June 30, 2000, and December 31, 1999, accrued expenses included accrued interest expense of $3,487,000 and $1,751,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 -- DEBT

         Debt at June 30, 2000, and December 31, 1999, is set forth below (dollar amounts in thousands):

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2000            1999
                                                                  --------      ------------
                 Short-term debt:
                        Revolving line of credit                  $21,323          $21,468
                        Secured, amortizing term loans             37,406           38,960
                        12% secured term note                       1,370            1,370
                        10 1/2% senior note                         7,500            7,500
                        12 3/4% senior subordinated notes              --           27,412
                        14% junior subordinated notes                 347            1,347
                                                                  -------          -------
                               Subtotal                            67,946           98,057
                        Plus current portion of long-term
                         Debt                                          12               12
                                                                  -------          -------
                               Total short-term debt               67,958           98,069
                                                                  -------          -------

                 Debt in default:
                        12 3/4% senior subordinated notes          27,412               --
                                                                  -------          -------

                 Long-term debt:
                        Retirement obligations                        122              128
                        Less current portion                           12               12
                                                                  -------          -------
                               Total long-term debt                   110              116
                                                                  -------          -------

                                     Total debt                   $95,480          $98,185
                                                                  =======          =======

         REVOLVING LINE OF CREDIT

         Although the revolving line of credit expires on April 1, 2002, loans outstanding thereunder have been classified as short-term debt because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the approval of the Company. The loans were also classified as short-term debt because the Company has only received a waiver through November 1, 2000, of the cross-default provisions of the revolving line of credit.

         At June 30, 2000, availability under the revolving line of credit totaled $2,291,000, before outstanding checks of $1,696,000 were deducted. At June 30, 2000, and December 31, 1999, loans outstanding under the revolving line of credit accrued interest at the London Interbank Offered Rate (LIBOR) plus 2 1/2% and the prime rate. At June 30, 2000, the prime rate was 9 1/2% and LIBOR was 6.64%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         SECURED, AMORTIZING TERM LOANS

         Secured, amortizing term loans outstanding at June 30, 2000, and December 31, 1999, are set forth below (dollar amounts in thousands):

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         2000             1999
                                                                                       --------       ------------
Term loans payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturities in 2001, 8.37%                    $ 2,571         $ 2,688
Term loans payable in equal monthly principal installments, final
  maturities in 2002, LIBOR plus 2 3/4%                                                   1,464           1,837
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9.37%                        1,244           1,298
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9%                           2,430           2,531
Term loans payable in equal monthly principal installments, final
  maturities in 2002, prime rate and LIBOR plus 2 1/2%                                    1,681(1)        2,139(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2003, prime rate                                                              499             590
Term loan payable in equal monthly principal installments, final
  maturity in 2003, prime rate and LIBOR plus 2 1/2%                                        311(1)          371(1)
Term loans payable in equal monthly principal installments, final
  maturities in 2004, LIBOR plus 2 3/4%                                                   1,312           1,479
Term loan payable in equal monthly principal installments, final
  maturity in 2004, prime rate and LIBOR plus 2 1/2%                                      1,064           1,199
Term loans payable in equal monthly principal installments, final
  maturities in 2004, prime rate and LIBOR plus 2 1/2%                                   10,541(1)       11,947(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2005, LIBOR plus 2 3/4%                                                       907           1,067
Term loan payable in equal monthly principal installments, final
  maturity in 2005, prime rate and LIBOR plus 2 1/2%                                      1,215(1)        1,336(1)
Term loan payable in equal monthly installments, final maturity in
  2005, LIBOR plus 2 3/4%                                                                 1,120              --
Term loan payable in equal monthly principal installments, final
  maturity in 2006, prime rate                                                              477             518
Term loans payable in equal monthly principal installments, final
  maturities in 2006, prime rate and LIBOR plus 2 1/2%                                    9,246(1)        9,960(1)
Term loans payable in equal monthly installments, final maturity in
  2007, prime rate and LIBOR plus 2 1/2%                                                  1,324(1)           --
                                                                                        -------         -------

                                                                                        $37,406         $38,960
                                                                                        =======         =======

         (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

         The loans outstanding under the Company's revolving line of credit and the secured, amortizing term loans listed above are collateralized by substantially all of the assets of the Company, including

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

accounts receivable, inventories, equipment, certain real estate, and the stock of its wholly-owned subsidiary, Lexington Rubber Group, Inc.

         10 1/2% SENIOR NOTE

         The 10 1/2% senior note, due November 1, 2000, is an unsecured obligation of the Company. The holder of this note has waived the cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes. These notes are senior in right of payment to the 12 3/4% senior subordinated notes and the 14% junior subordinated notes. Effective August 1, 2000, the effective interest rate on the 10 1/2% senior note increased to 12 1/2%.

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

         14% JUNIOR SUBORDINATED NOTES

         The 14% junior subordinated convertible notes and the 14% junior subordinated nonconvertible notes are unsecured obligations of the Company. The 14% junior subordinated convertible notes, which had an aggregate principal amount of $1,000,000, were converted into 440,000 shares of common stock on February 1, 2000. The 14% junior subordinated nonconvertible notes are due on November 1, 2000, and are subordinated in right of payment to all existing and future senior debt of the Company, including loans under the revolving line of credit, the secured, amortizing term loans, the 12% secured term note, the 10 1/2% senior note, and the 12 3/4% senior subordinated notes. The holders of the 14% junior subordinated notes have deferred, until November 1, 2000, the interest payments that were due on February 1, May 1, and August 1, 2000, and waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes.

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

         From time to time, certain of the financial covenants contained in the Company's various loan agreements have been amended or waived in order to maintain or otherwise ensure current or future compliance by the Company. For more information regarding recent amendments to and waivers of provisions of the Company's various loan agreements, refer to Note 1, "Basis of Presentation."

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -- INCOME TAXES

         At June 30, 2000, and December 31, 1999, the Company's net deferred income tax assets were fully offset by a valuation allowance.

NOTE 6 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the three-month and six-month periods ended June 30, 2000 and 1999, are set forth below (in thousands, except per share amounts).

                                                                     THREE MONTHS              SIX MONTHS
                                                                         ENDED                    ENDED
                                                                        JUNE 30                  JUNE 30
                                                                  -------------------    --------------------
                                                                    2000        1999         2000        1999
                                                                    ----        ----         ----        ----
Numerators:
       Income (loss) before extraordinary item                    $(1,429)     $  515      $(1,166)     $  278
       Preferred stock dividends                                       (6)         (7)         (13)        (15)
       Excess of redemption value over par value of
        preferred stock redeemable during the year                    (11)        (11)         (22)        (22)
                                                                  -------      ------      -------      ------

       Numerator for basic net income (loss) per share--
        income available to common stockholders before
        extraordinary item                                         (1,446)        497       (1,201)        241
                                                                  -------      ------      -------      ------

       Effect of assumed conversion of dilutive securities:
              14% junior subordinated convertible notes                --          26           --          --
                                                                  -------      ------      -------      ------

       Numerator for diluted net income (loss) per share--
        income available to common stockholders before
        extraordinary items                                        (1,446)        523       (1,201)        241

       Extraordinary gain, net of applicable income taxes              --          --           --       1,371
                                                                  -------      ------      -------      ------

       Numerator for net income (loss) per share-- income
        available to common stockholders after extraordinary
        item and assumed conversions                              $(1,446)     $  523      $(1,201)     $1,612
                                                                  =======      ======      =======      ======

Denominators:
       Denominator for basic net income (loss) per share--
        weighted-average common shares                              4,828       4,263        4,735       4,263
       Adjustments to derive denominator for diluted net
        income (loss) per share:
              Conversion of 14% junior subordinated
               convertible notes into 440,000 common shares            --         440           75          --
              Issuance of 125,000 shares of restricted common
               stock                                                   --          --           18          --
                                                                  -------      ------      -------      ------

       Denominator for diluted net income (loss) per share--
        adjusted weighted average common shares                     4,828       4,703        4,828       4,263
                                                                  =======      ======      =======      ======

(continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(continued from prior page)

                                                                     THREE MONTHS              SIX MONTHS
                                                                         ENDED                    ENDED
                                                                        JUNE 30                  JUNE 30
                                                                  -------------------    --------------------
                                                                    2000        1999         2000        1999
                                                                    ----        ----         ----        ----
Basic net income (loss) per common share:
       Income (loss) before extraordinary item                    $ (0.30)     $ 0.12      $ (0.25)     $ 0.06
       Extraordinary gain, net of applicable income taxes              --          --           --        0.32
                                                                  -------      ------      -------      ------

       Basic net income (loss) available to common
        stockholders                                              $ (0.30)     $ 0.12      $ (0.25)     $ 0.38
                                                                  =======      ======      =======      ======

Diluted net income (loss) per common share:
       Income (loss) before extraordinary item                    $ (0.30)     $ 0.11      $ (0.25)     $ 0.06
       Extraordinary gain, net of applicable income taxes              --          --           --        0.32
                                                                  -------      ------      -------      ------

       Diluted net income (loss) available to common
        stockholders                                              $ (0.30)     $ 0.11      $ (0.25)     $ 0.38
                                                                  =======      ======      =======      ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month and six-month periods ended June 30, 2000 and 1999, is summarized below (dollar amounts in thousands):

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30                       JUNE 30
                                                      -----------------------       -----------------------
                                                        2000           1999           2000           1999
                                                        ----           ----           ----           ----
NET SALES:
       Rubber Group                                   $ 26,762       $ 26,206       $ 55,733       $ 51,166
       Metals Group                                      8,834          9,836         17,529         19,372
                                                      --------       --------       --------       --------

              Total net sales                         $ 35,596       $ 36,042       $ 73,262       $ 70,538
                                                      ========       ========       ========       ========

INCOME (LOSS) FROM OPERATIONS:
       Rubber Group                                   $  2,052       $  4,117       $  5,771       $  7,433
       Metals Group                                       (592)          (294)          (889)          (989)
       Corporate office                                   (466)          (729)        (1,075)        (1,324)
                                                      --------       --------       --------       --------

              Total income from operations            $    994       $  3,094       $  3,807       $  5,120
                                                      ========       ========       ========       ========

ASSETS:
       Rubber Group                                   $ 76,365       $ 69,635       $ 76,365       $ 69,635
       Metals Group                                     36,434         37,651         36,434         37,651
       Corporate office                                  3,450          3,011          3,450          3,011
                                                      --------       --------       --------       --------

              Total assets                            $116,249       $110,297       $116,249       $110,297
                                                      ========       ========       ========       ========

DEPRECIATION AND AMORTIZATION (1):
       Rubber Group                                   $  2,086       $  2,061       $  4,125       $  4,025
       Metals Group                                      1,224          1,081          2,434          2,187
       Corporate office                                     23             14             42             19
                                                      --------       --------       --------       --------

              Total depreciation and amortization     $  3,333       $  3,156       $  6,601       $  6,231
                                                      ========       ========       ========       ========

CAPITAL EXPENDITURES:
       Rubber Group                                   $  4,099       $  2,532       $  8,166       $  3,556
       Metals Group                                        668            564          2,751          1,379
       Corporate office                                     --             21              1             70
                                                      --------       --------       --------       --------

              Total capital expenditures              $  4,767       $  3,117       $ 10,918       $  5,005
                                                      ========       ========       ========       ========

     (1) Does not include amortization of deferred financing expenses, which totaled $98,000 and $108,000 during the six-month periods ended June 30, 2000 and 1999, respectively.

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

NOTE 9 -- PLANT CLOSURE

         In May 1999, the Company closed a 21,000 square foot diecasting facility in Manchester, New York. For the three-month and six-month periods ended June 30, 1999, the Manchester facility had net sales of $446,000 and $894,000, respectively, and losses from operations of $95,000 and $214,000, respectively. In addition, during the second quarter of 1999, the company recorded expenses related to the closure and disposal of the facility in the amount of $590,000.

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

         Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:

         o increases and decreases in business awarded to us by our customers,
         o unanticipated price reductions for our products as a result of competition,
         o        unanticipated operating results and cash flows,
         o        increases or decreases in capital expenditures,
         o        changes in economic conditions,
         o        strength or weakness in the North American automotive market,
         o        changes in the competitive environment,
         o        changes in interest rates,
         o        the possibility of product warranty claims,
         o labor interruptions at our facilities or at our customers' facilities,
         o the impact on our operations of the defaults on our indebtedness and the delays in paying our accounts payable, and
         o our inability to obtain additional borrowings or to refinance our existing indebtedness.

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

RESULTS OF OPERATIONS-- SECOND QUARTER OF 2000 VERSUS SECOND QUARTER OF 1999

         The following table sets forth our consolidated operating results for the second quarters of 2000 and 1999 (dollar amounts in thousands):

                                                                THREE MONTHS ENDED JUNE 30
                                                          --------------------------------------
                                                                2000                 1999
                                                          -----------------    -----------------
           Net sales                                      $35,596    100.0%    $36,042    100.0%

           Cost of sales                                   31,882     89.5      29,691     82.4
                                                          -------    -----     -------    -----

           Gross profit                                     3,714     10.5       6,351     17.6

           Selling and administrative expenses              2,720      7.6       3,257      9.0
                                                          -------    -----     -------    -----

           Income from operations                             994      2.9       3,094      8.6

           Add back depreciation and
             amortization (1)                               3,333      9.4       3,156      8.7
                                                          -------    -----     -------    -----

           Earnings before interest, taxes,
             depreciation, and amortization (2)           $ 4,327     12.3%    $ 6,250     17.3%
                                                          =======    =====     =======    =====

           Net cash provided by operating
             activities (3)                               $ 4,573     12.9%    $ 1,751      4.9%
                                                          =======    =====     =======    =====

     (1) Does not include amortization of deferred financing expenses, which totaled $49,000 and $58,000 during the second quarters of 2000 and 1999, respectively, and which is included in interest expense in the consolidated financial statements.
     (2) Earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We have presented data related to EBITDA because we believe that EBITDA is used by investors as supplemental information to evaluate the operating performance of a business, including its ability to incur and to service debt. In addition, our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.
     (3) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I, Item 1.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the three-month periods ended June 30, 2000 and 1999.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the second quarters of 2000 and 1999 (dollar amounts in thousands):

                                                                THREE MONTHS ENDED JUNE 30
                                                          --------------------------------------
                                                                2000                 1999
                                                          -----------------    -----------------
           Net sales                                      $26,762    100.0%    $26,206    100.0%

           Cost of sales                                   23,138     86.5      20,420     77.9
                                                          -------    -----     -------    -----

           Gross profit                                     3,624     13.5       5,786     22.1

           Selling and administrative expenses              1,572      5.9       1,669      6.4
                                                          -------    -----     -------    -----

           Income from operations                           2,052      7.6       4,117     15.7

           Add back depreciation and
             amortization                                   2,086      8.0       2,061      7.9
                                                          -------    -----     -------    -----

           Earnings before interest, taxes,
             depreciation, and amortization               $ 4,138     15.6%    $ 6,178     23.6%
                                                          =======    =====     =======    =====

         During the second quarter of 2000, net sales of the Rubber Group increased by $556,000, or 2.1%, compared to the second quarter of 1999. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems, and, to a lesser extent, increased unit sales of components for medical devices, offset, in part, by reduced sales of tooling and price reductions on certain automotive components.

         During the second quarter of 2000, income from operations totaled $2,052,000, a decrease of $2,065,000, or 50.2%, compared to the second quarter of 1999. Cost of sales as a percentage of net sales increased during the second quarter of 2000 to 86.5% of net sales from 77.9% of net sales during the second quarter of 1999, primarily due to reduced operating efficiencies and increased levels of scrap at the Company's insulator division. In an attempt to improve operating performance at the insulator division a number of management changes were effected during the second quarter. Since April, a consulting firm has been retained to assist the management team of the insulator division in implementing enhanced operating systems. Cost of sales for the second quarter of 2000 included $599,000 of expenses related to the consulting firm's services.

         Selling and administrative expenses as a percentage of net sales decreased during the second quarter of 2000 compared to the second quarter of 1999, primarily because those expenses are partially fixed in nature and because of a reduction in consulting fees associated with the installation of new computer hardware and software at certain of the Group's facilities.

         During the second quarter of 2000, EBITDA decreased to $4,138,000, a decrease of $2,040,000, or 33.0%, compared to the second quarter of 1999.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines aluminum, brass, and steel components, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         Since 1997, we have been implementing a strategy designed to improve the profitability and growth potential of the Metals Group by eliminating the production of a large number of diverse, short-run components and by building productive capacity to manufacture higher-volume components for customers in target markets. The repositioning has entailed a shift to a new customer base and has required that our manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning of the Metals Group has caused us to experience underabsorption of fixed overhead expenses resulting from the cut-back in short-run business. Additionally, the Metals Group has incurred expenses for the implementation of improved quality systems, expenses related to moving equipment and upgrading buildings, costs related to establishing relationships with major new customers, and costs resulting from inefficiencies experienced during the rollout of new products. Certain of these factors and the fact that new, high-volume business is limited at this stage of the transition adversely affected the results of operations of the Metals Group during the second quarters of 2000 and 1999.

         In May 1999, we closed a 21,000 square foot diecasting facility in Manchester, New York. For the three-month period ended June 30, 1999, the Manchester facility had net sales of $446,000 and a loss from operations of $95,000. During the second quarter of 1999, the Company also recorded expenses related to the closure and disposal of the facility in the amount of $590,000.

         The following table sets forth the operating results of the Metals Group for the second quarters of 2000 and 1999 (dollar amounts in thousands):

                                                                THREE MONTHS ENDED JUNE 30
                                                          -------------------------------------
                                                                2000                 1999
                                                          -----------------    ----------------
           Net sales                                      $8,834     100.0%    $9,836    100.0%

           Cost of sales                                   8,744      99.0      9,271     94.3
                                                          ------     -----     ------    -----

           Gross profit                                       90       1.0        565      5.7

           Selling and administrative expenses               682       7.7        859      8.7
                                                          ------     -----     ------    -----

           Loss from operations                             (592)     (6.7)      (294)     (30)

           Add back depreciation and
             amortization                                  1,224      13.9      1,081     11.0
                                                          ------     -----     ------    -----

           Earnings before interest, taxes,
             depreciation, and amortization               $  632       7.2%    $  787      8.0%
                                                          ======     =====     ======    =====

         During the second quarter of 2000, net sales of the Metals Group decreased by $1,002,000, or 10.2%, compared to the second quarter of 1999. This decrease resulted primarily from a reduction in low-volume business, the shutdown of the Manchester facility, and reduced sales of tooling.

         The Metals Group recorded a loss from operations of $592,000 during the second quarter of 2000, compared to a loss from operations of $294,000 during the second quarter of 1999. The loss for the second quarter of 2000 includes a loss of $303,000 on the disposal and write-down of assets held for sale, which was charged to cost of sales. The loss for the second quarter of 1999 includes a loss from operations of $94,000 and a shutdown provision of $590,000 related to the Group's Manchester facility. Of the $590,000 shutdown provision, $535,000 was charged to cost of sales and $55,000 was charged to selling and administrative expenses. Excluding the $303,000 loss on the disposal and write-down of assets held for sale and the $535,000 of Manchester closure expenses charged to cost of sales, cost of sales as a percentage of net sales increased from 88.8% during the second quarter of 1999 to 95.6% during the second quarter of 2000 primarily due to underabsorption of fixed overhead resulting from reduced net sales, increased depreciation expense, and higher employee benefit costs.

         Selling and administrative expenses as a percentage of net sales decreased during the second quarter of 2000 compared to the second quarter of 1999, primarily due to reduced consulting fees related to the installation of new computer systems, and elimination of certain expenses as a result of the shutdown of the Group's Manchester facility.

         During the second quarter of 2000, EBITDA decreased to $632,000, a decrease of $155,000, or 19.7%, compared to the second quarter of 1999.

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

         The following table sets forth the operating results of the corporate office for the second quarters of 2000 and 1999 (dollar amounts in thousands):

                                                    THREE MONTHS ENDED
                                                          JUNE 30
                                                   ---------------------
                                                   2000             1999
                                                   ----             ----
Loss from operations                               (466)            (729)

Add back depreciation and
  amortization                                       23               14
                                                   ----             ----

Earnings before interest, taxes,
  depreciation, and amortization                   (443)            (715)
                                                   ====             ====

         Corporate office expenses decreased by $263,000 during the second quarter of 2000 compared to the second quarter of 1999, primarily because of a reduced provision for management incentive compensation.

         INTEREST EXPENSE

         During the second quarters of 2000 and 1999, interest expense totaled $2,496,000 and $2,408,000, respectively. Interest expense includes amortization of deferred financing expenses, which totaled $49,000 and $58,000, during the second quarters of 2000 and 1999, respectively. The increase in interest expense was primarily the result of increases in average interest rates on our floating rate debt.

         INCOME TAXES

         At June 30, 2000, and December 31, 1999, our net deferred income tax assets were fully offset by a valuation allowance.

RESULTS OF OPERATIONS-- FIRST SIX MONTHS OF 2000 VERSUS FIRST SIX MONTHS OF 1999

         The following table sets forth our consolidated operating results for the first six months of 2000 and 1999 (dollar amounts in thousands):

                                                                 SIX MONTHS ENDED JUNE 30
                                                          --------------------------------------
                                                                2000                 1999
                                                          -----------------    -----------------
           Net sales                                      $73,262    100.0%    $70,538    100.0%

           Cost of sales                                   63,716     86.9      59,095     83.8
                                                          -------    -----     -------    -----

           Gross profit                                     9,546     13.1      11,443     16.2

           Selling and administrative expenses              5,739      7.8       6,323      8.9
                                                          -------    -----     -------    -----

           Income from operations                           3,807      5.3       5,120      7.3

           Add back depreciation and
             amortization (1)                               6,601      9.0       6,231      8.8
                                                          -------    -----     -------    -----

           Earnings before interest, taxes,
             depreciation, and amortization (2)           $10,408     14.3%    $11,351     16.1%
                                                          =======    =====     =======    =====

           Net cash provided by operating
             activities (3)                               $12,775     17.4%    $ 2,265      3.2%
                                                          =======    =====     =======    =====

     (1) Does not include amortization of deferred financing expenses, which totaled $98,000 and $108,000 during the first six months of 2000 and 1999, respectively, and which is included in interest expense in the consolidated financial statements.
     (2) Earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We have presented data related to EBITDA because we believe that EBITDA is used by investors as supplemental information to evaluate the operating performance of a business, including its ability to incur and to service debt. In addition, our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.
     (3) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I, Item 1.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the six-month periods ended June 30, 2000 and 1999.

         RUBBER GROUP

         The following table sets forth the operating results of the Rubber Group for the first six months of 2000 and 1999 (dollar amounts in thousands):

                                                                 SIX MONTHS ENDED JUNE 30
                                                          --------------------------------------
                                                                2000                 1999
                                                          -----------------    -----------------
           Net sales                                      $55,733    100.0%    $51,166    100.0%

           Cost of sales                                   46,719     83.8      40,442     79.0
                                                          -------    -----     -------    -----

           Gross profit                                     9,014     16.2      10,724     21.0

           Selling and administrative expenses              3,243      5.8       3,291      6.4
                                                          -------    -----     -------    -----

           Income from operations                           5,771     10.4       7,433     14.5

           Add back depreciation and
             amortization                                   4,125      7.4       4,025      7.9
                                                          -------    -----     -------    -----

           Earnings before interest, taxes,
             depreciation, and amortization               $ 9,896     17.8%    $11,458     22.4%
                                                          =======    =====     =======    =====

         During the first six months of 2000, net sales of the Rubber Group increased by $4,567,000, or 8.9%, compared to the first six months of 1999. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems, and, to a lesser extent, increased unit sales of insulators for automotive ignition wire sets and components for medical devices, offset, in part, by reduced tooling sales and price reductions on certain automotive components.

         During the first six months of 2000, income from operations totaled $5,771,000, a decrease of $1,662,000, or 22.4%, compared to the first six months of 1999. Cost of sales as a percentage of net sales increased during the first six months of 2000 to 83.8% of net sales from 79.0% of net sales during the first six months of 1999, primarily due to reduced operating efficiencies and increased levels of scrap at the Company's insulator division. In an attempt to improve operating performance at the insulator division a number of management changes were effected during the first six months of 2000. Since April, a consulting firm has been retained to assist the management team of the insulator division in implementing enhanced operating systems. Cost of sales for the first six months of 2000 included $599,000 of expenses related to the consulting firm's services.

         Selling and administrative expenses as a percentage of net sales decreased during the first six months of 2000 compared to the first six months of 1999, primarily because those expenses are partially fixed in nature and because of a reduction in consulting fees associated with the installation of new computer hardware and software at certain of the Group's facilities.

         During the first six months of 2000, EBITDA decreased to $9,896,000, a decrease of $1,562,000, or 13.6%, compared to the first six months of 1999.

         METALS GROUP

         The following table sets forth the operating results of the Metals Group for the first six months of 2000 and 1999 (dollar amounts in thousands):

                                                                  SIX MONTHS ENDED JUNE 30
                                                          ---------------------------------------
                                                                2000                  1999
                                                          -----------------     -----------------
           Net sales                                      $17,529    100.0%     $19,372    100.0%

           Cost of sales                                   16,997     97.0       18,653     96.3
                                                          -------    -----      -------    -----

           Gross profit                                       532      3.0          719      3.7

           Selling and administrative expenses              1,421      8.1        1,708      8.8
                                                          -------    -----      -------    -----

           Loss from operations                              (889)    (5.1)        (989)    (5.1)

           Add back depreciation and
             amortization                                   2,434     13.9        2,187     11.3
                                                          -------    -----      -------    -----

           Earnings before interest, taxes,
             depreciation, and amortization               $ 1,545      8.8%     $ 1,198      6.2%
                                                          =======    =====      =======    =====

         During the first six months of 2000, net sales of the Metals Group decreased by $1,843,000, or 9.5%, compared to the first six months of 1999. This decrease resulted primarily from a reduction in low-volume business, the shutdown of the Manchester facility, and reduced sales of tooling.

         The Metals Group recorded a loss from operations of $889,000 during the first six months of 2000, compared to a loss from operations of $989,000 during the first six months of 1999. The loss for the first six months of 2000 includes a loss of $305,000 on the disposal and write-down of assets held for sale, which was charged to cost of sales. The loss for the first six months of 1999 includes a loss from operations of $214,000 and a shutdown provision of $590,000 related to the Group's Manchester facility. Of the $590,000 shutdown provision, $535,000 was charged to cost of sales and $55,000 was charged to selling and administrative expenses. Excluding the $305,000 loss on the disposal and write-down of assets held for sale and the $535,000 of Manchester closure expenses charged to cost of sales, cost of sales as a percentage of net sales increased from 93.5% during the first six months of 1999 to 95.2% during the first six months of 2000 primarily due to underabsorption of fixed overhead resulting from reduced net sales, increased depreciation expense, and higher employee benefit costs.

         Selling and administrative expenses as a percentage of net sales decreased during the first six months of 2000 compared to the first six months of 1999, primarily due to reduced consulting fees related to the installation of new computer systems, and elimination of certain expenses as a result of the shutdown of the Group's Manchester facility.

         During the first six months of 2000, EBITDA increased to $1,545,000, an increase of $347,000, or 28.9%, compared to the first six months of 1999.

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

         The following table sets forth the operating results of the corporate office for the first six months of 2000 and 1999 (dollar amounts in thousands):

                                                      SIX MONTHS ENDED
                                                           JUNE 30
                                                  ------------------------
                                                   2000              1999
                                                  ------            ------
Loss from operations                              (1,075)           (1,324)

Add back depreciation and
  amortization                                        42                19
                                                  ------            ------

Earnings before interest, taxes,
  depreciation, and amortization                  (1,033)           (1,305)
                                                  ======            ======

         Corporate office expenses decreased by $249,000 during the first six months of 2000 compared to the first six months of 1999, primarily because of a reduced provision for management incentive compensation.

         INTEREST EXPENSE

         During the first six months of 2000 and 1999, interest expense totaled $4,933,000 and $4,750,000, respectively. Interest expense includes amortization of deferred financing expenses, which totaled $98,000 and $108,000, during the first six months of 2000 and 1999, respectively. The increase in interest expense was primarily the result of increases in average interest rates on our floating rate debt.

         INCOME TAXES

         At June 30, 2000, and December 31, 1999, our net deferred income tax assets were fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first six months of 2000, our operating activities provided $12,775,000 of cash.

         Accounts payable increased by $6,763,000. This increase was caused primarily by our decision to delay the payment of accounts payable in order to preserve liquidity. Our ability to continue this practice is dependent upon the maintenance of good relationships with vendors. This practice and any change in those relationships could have an adverse impact on us.

         INVESTING ACTIVITIES

         During the first six months of 2000, our investing activities used $10,875,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the corporate office totaled $8,166,000, $2,751,000, and $1,000, respectively. Capital expenditures for the first six months of 2000 included $9,796,000 for equipment and $1,122,000 for land and building improvements. We presently project that capital expenditures will total approximately $17,800,000 during 2000, including $16,400,000 for equipment and $1,400,000 for land and building improvements. Capital expenditures for the Rubber Group and the Metals Group are projected to total approximately $12,800,000 and $5,000,000, respectively. At June 30, 2000, we had outstanding commitments to purchase plant and equipment of $4,818,000, of which $4,156,000 is expected to be purchased during 2000, and $662,000 is expected to be purchased in 2001. (See also "Liquidity," in Part I, Item 2.)

         FINANCING ACTIVITIES

         During the first six months of 2000, our financing activities used $1,788,000 of cash, primarily to make schedule monthly payments on our secured, amortizing term loans. On February 1, 2000, our 14% junior subordinated convertible notes, in the aggregate principal amount of $1,000,000, were converted into 440,000 shares of common stock. During the second quarter, we obtained three new secured, amortizing term loans in the aggregate amount of $2,460,000, which refinanced $1,623,000 of loans outstanding under the revolving line of credit and funded $837,000 of capital expenditures.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit, which expires on April 1, 2002, is subject to covenant compliance and certain availability formulas based on the levels of our accounts receivable and inventories. At August 10, 2000, availability under our revolving line of credit totaled $1,429,000 before outstanding checks of $1,135,000 were deducted.

         We have substantial borrowings for a company our size. Because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than if we had less debt. During the first six months of 2000, our aggregate indebtedness, excluding accounts payable, decreased by $2,705,000. Assuming we obtain the necessary consents to extend the maturity date of the 12 3/4% senior subordinated notes and pay the interest that became due on the 12 3/4% senior subordinated notes on February 1 and August 1, 2000 (as discussed more fully below), during the second half of 2000, interest expense is estimated to be approximately $5,400,000 and cash interest payments are estimated to be approximately $7,000,000. Principal payments on secured, amortizing term loans during the second half of 2000 are projected to total approximately $4,700,000.

         We had a net working capital deficit of $82,675,000 at June 30, 2000, compared to a net working capital deficit of $78,957,000 at December 31, 1999.

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

         From time to time, certain of the financial covenants contained in our various loan agreements have been amended or waived in order to maintain or otherwise ensure our current or future compliance. Effective June 30, 2000, a covenant limiting the amount of past due accounts payable was amended. We currently believe that, during the third quarter of 2000, we will be in violation of a covenant in one of our loan agreements requiring the maintenance of a certain minimum tangible net worth. We plan to seek an amendment that would eliminate the violation, however, there can be no assurance that we will be successful. If we violate the covenant, the lender would have the right to declare the indebtedness under the loan agreement to be immediately due and payable and the violation might trigger cross-default provisions under substantially all of our other indebtedness. In those circumstances, the holders of that indebtedness, would, among other things, have the right to declare the indebtedness to be immediately due and payable, in which event, we might be required to consider alternatives, including seeking relief from our creditors. Any action of this type by creditors could have a material adverse effect upon us.

         On December 28, 1999, we commenced a consent solicitation seeking consents of the holders of our 12 3/4% senior subordinated notes to an extension of the maturity date of the 12 3/4% senior subordinated notes to February 1, 2003, and providing for a 1% fee to consenting holders and increases in the interest rate payable on the notes to the rates set forth in the following table:

             PERIOD                                INTEREST RATE
             ------                                -------------
February 1, 2000 - January 31, 2001                    13 1/2%
February 1, 2001 - July 31, 2001                       15 1/2%
August 1, 2001 - January 31, 2002                      16%
February 1, 2002 - July 31, 2002                       17%
August 1, 2002 - January 31, 2003                      18%

         During the term of the consent solicitation, we have been communicating with the principal non-consenting holders of the 12 3/4% senior subordinated notes. As a result of those communications, we have recently offered to reduce the term of the extension by six months and to increase the fee to consenting holders to 2%.

         We are in default in respect of the 12 3/4% senior subordinated notes because we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, on the 12 3/4% senior subordinated notes that were due on February 1, 2000. We have extended the consent solicitation through August 31, 2000, and we plan to amend the consent solicitation to seek waivers of the events of default that occurred as a result of our failure to make the payments of principal and interest. We can give no assurance that we will be able to obtain the necessary consents to extend the maturity date of the 12 3/4% senior subordinated notes.

         The holders of substantially all of our other indebtedness have waived cross-default provisions with respect to the default on the 12 3/4% senior subordinated notes and have granted extensions of loans that have been scheduled to mature. The actions of the various lenders are set forth below.

         o The lenders providing loans under our revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes through November 1, 2000, and have amended certain covenants to eliminate defaults that would otherwise have occurred because all of our secured, amortizing term loans were classified as current liabilities in our consolidated financial statements.

         o The holder of our 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note from January 31, 2000, to April 30, 2000, then to July 31, 2000, and, most recently, to October 31, 2000; that note has no cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes.

         o The holder of our 10 1/2% senior note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note from February 1, 2000, to May 1, 2000, then to August 1, 2000, and, most recently, to November 1, 2000, and has waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes. We have reached an agreement in principle with the holder of our 10 1/2% senior note, which provides that, if the 12 3/4% senior subordinated notes are extended to August 1, 2002, and certain other conditions are met, the 10 1/2% senior notes will be extended to August 1, 2002, the interest rate thereon will be increased to 12 1/2% through July 31, 2001, and 14% thereafter, and quarterly principal payments of $500,000 will commence on May 1, 2001. In connection with that agreement in principle, we have agreed to increase the interest rate on the note to 12 1/2% for the three-month period ending October 31, 2000.

         o The holder of our 14% junior subordinated nonconvertible notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes from May 1, 2000, to August 1, 2000, and most recently, to November 1, 2000, has deferred the interest payments on those notes that were due on February 1, May 1, and August 1, 2000, to November 1, 2000, and has waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes.

         o The holders of our 14% junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred the interest payments on those notes that were due on February 1, 2000, to November 1, 2000, and have waived the cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes. On February 1, 2000, the 14% junior subordinated convertible notes were converted into 440,000 shares of our common stock.

         Since January 31, 2000, we have made all scheduled payments of interest and principal on all of our indebtedness, other than the 12 3/4% senior subordinated notes, and we have continued to borrow under our revolving line of credit and have borrowed an aggregate of $2,460,000 under two of our equipment lines of credit.

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

         We estimate that, in addition to our cash flow from operations and borrowings available under our revolving line of credit, we will require approximately $11,500,000 of new borrowings during the second half of 2000 to meet our working capital requirements, fund our projected capital expenditures, reduce our trade accounts payable to levels considered customary for the industries in which we operate, and meet our anticipated debt service requirements, including the amounts we would have to pay to the holders of our 10 1/2% senior note, our 12 3/4% senior subordinated notes, and our 14% junior subordinated notes if we were to complete the consent solicitation on the terms we are currently proposing. If we are unable to obtain additional financing in the amount set forth, we may be unable to complete the extensions of our matured and maturing indebtedness as contemplated in the consent solicitation, in which case we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS

         In December 1999, the United States Securities and Exchange Commission ("SEC") issued "Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements" ("SAB 101"), which summarizes the staff's views regarding the accounting for selected revenue recognition issues in accordance with accounting principles generally accepted in the United States. SAB 101 must be adopted no later than the fourth quarter of 2000 and is retroactive to January 1, 2000. We are currently waiting for interpretive guidance on SAB 101, which we believe will be issued in the next several months by the SEC, to complete our assessment of the impact, if any, that SAB 101 may have on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At June 30, 2000, we had $52,484,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At June 30, 2000, we had outstanding $42,996,000 of fixed rate long-term debt with a weighted-average interest rate of 11.76%, of which $36,629,000 has matured or is scheduled to mature during 2000. If we are able to refinance or extend the matured or maturing debt, it may be at interest rates that are significantly higher than the weighted-average interest rate on the matured or maturing debt. In connection with our solicitation of consents to extend the maturity date of our $27,412,000 of outstanding 12 3/4% senior subordinated notes from February 1, 2000, to February 1, 2003, we have offered to increase the interest rates thereon to the rates set forth in the following table:

             PERIOD                                INTEREST RATE
             ------                                -------------
February 1, 2000 - January 31, 2001                    13 1/2%
February 1, 2001 - July 31, 2001                       15 1/2%
August 1, 2001 - January 31, 2002                      16%
February 1, 2002 - July 31, 2002                       17%
August 1, 2002 - January 31, 2003                      18%

         If the consent solicitation is successful and assuming the maturity date of the 12 3/4% senior subordinated notes were extended to February 1, 2003, and all of the notes were to remain outstanding during 2000, 2001, and 2002, we would pay $188,000, $765,000, and $1,256,000 more interest during those respective periods than if the interest rate were to remain at 12 3/4%. In addition, if the 10 1/2% senior note were amended in accordance with our agreement in principle, we would pay $63,000, $177,000, and $109,000 more during 2000, 2001, and 2002, respectively, than if the interest rate were to remain at 10 1/2%. For more information regarding the status of the consent solicitation, you should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity," in Part I, Item 2, and Note 1 to the consolidated financial statements in Part I, Item 1.

                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

       (a) We are in default in respect of our 12 3/4% senior subordinated notes because we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on February 1, 2000. For more information regarding the default in respect of the 12 3/4% senior subordinated notes, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity," in Part I, Item 2, which is incorporated by reference herein.

       (b) We did not pay dividends on our $8 Cumulative Convertible Preferred Stock, Series B, during the six-month period ended June 30, 2000, in the aggregate amount of $13,000. The total amount of dividends in arrears as of June 30, 2000, was $13,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The Annual Meeting of Stockholders of the Company was held on May 23, 2000.

       (b) The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:

                     (i)    A proposal to elect four directors (Messrs. William
                            B. Conner, Warren Delano, Kenneth I. Greenstein, and Michael A. Lubin).

                              Mr. Conner:
                                  Votes for Mr. Conner                 4,482,778
                                  Votes withheld from Mr. Conner          16,323

                              Mr. Delano:
                                  Votes for Mr. Delano                 4,482,778
                                  Votes withheld from Mr. Delano          16,323

                              Mr. Greenstein:
                                  Votes for Mr. Greenstein             4,477,449
                                  Votes withheld from Mr. Greenstein      21,652

                              Mr. Lubin:
                                  Votes for Mr. Lubin                  4,482,778
                                  Votes withheld from Mr. Lubin           16,323

                     (ii) The ratification of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2000.

                                  Votes for Ernst & Young LLP          4,482,626
                                  Votes against Ernst & Young LLP          2,300
                                  Abstentions                             10,175

                            There were no broker non-votes in respect of the foregoing matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              The following exhibits are filed herewith:

              10-1 Promissory Note dated June 26, 2000, between Lexington Precision Corporation ("LPC") and CIT Group/Equipment Financing, Inc. ("CIT")

              10-2 Amendment No.4 to Loan and Security Agreement dated June 26, 2000, between LPC and CIT

              10-3 Agreement relating to 14% Junior Subordinated Notes dated July 31, 2000, between LPC and Michael A. Lubin

              10-4 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated July 31, 2000, among LPC, Michael A. Lubin, and Warren Delano

              10-5 Note Amendment No. 3 to Note dated as of July 31, 2000, between LPC and Tri-Links Investment Trust, as successor to Nomura Holding America, Inc.

              10-6 Fifth Amendment Agreement dated July 31, 2000, between Lexington Rubber Group, Inc. ("LRGI") and Paul H. Pennell

              10-7 Agreement dated as of July 31, 2000, among LPC, LRGI, and Congress Financial Corporation

              10-8   Agreement dated as of July 31, 2000, between LPC and CIT

              10-9 Agreement dated as of July 31, 2000, among LPC, LRGI, and Bank One, NA

              10-10  Congress Covenant Waiver

              27-1   Financial Data Schedule

       (b)    REPORTS ON FORM 8-K

              No reports on Form 8-K were filed with the Securities and Exchange commission during the second quarter of 2000.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            LEXINGTON PRECISION CORPORATION
                                                      (Registrant)

August 10, 2000                             By: /s/  Michael A. Lubin
---------------                                 ---------------------
     Date                                       Michael A. Lubin
                                                Chairman of the Board

August 10, 2000                             By: /s/  Warren Delano
---------------                                 ------------------
     Date                                       Warren Delano
                                                President

August 10, 2000                             By: /s/  Dennis J. Welhouse
---------------                                 -----------------------
     Date                                       Dennis J. Welhouse
                                                Senior Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

           Exhibit
           Number                           Exhibit                                     Location
           ------                           -------                                     --------
             10-1          Promissory Note dated June 26, 2000,                 Filed with this Form 10-Q
                           Between Lexington Precision Corporation
                           ("LPC") and CIT Group/Equipment Financing,
                           Inc. ("CIT")

             10-2          Amendment No. 4 to Loan and Security                 Filed with this Form 10-Q
                           Agreement dated June 26, 2000, between LPC
                           and CIT

             10-3          Agreement relating to 14% Junior Subordinated        Filed with this Form 10-Q
                           Notes dated July 31, 2000, between LPC and
                           Michael A. Lubin

             10-4          Agreement relating to Junior Subordinated            Filed with this Form 10-Q
                           Convertible Increasing Rate Note dated
                           July 31, 2000, among LPC, Michael A. Lubin,
                           and Warren Delano

             10-5          Note Amendment No. 3 to Note dated as of             Filed with this Form 10-Q
                           July 31, 2000, between LPC and Tri-Links
                           Investment Trust, as successor to Nomura
                           Holding America, Inc.

             10-6          Fifth Amendment Agreement dated July 31,             Filed with this Form 10-Q
                           2000, between LRGI and Paul H. Pennell

             10-7          Agreement dated as of July 31, 2000, among           Filed with this Form 10-Q
                           LPC, LRGI, and Congress Financial Corporation
                           ("Congress")

             10-8          Agreement dated as of July 31, 2000, between         Filed with this Form 10-Q
                           LPC and CIT

             10-9          Agreement dated as of July 31, 2000, among           Filed with this Form 10-Q
                           LPC, LRGI, and Bank One, NA

             10-10         Congress Covenant Waiver                             Filed with this Form 10-Q

             27-1          Financial Data Schedule                              Filed with this Form 10-Q