Form 10-Q
period 2000-09-30
LEXINGTON PRECISION CORP
filed 2000-11-14
CIK 12570

================================================================================






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         COMMON STOCK, $0.25 PAR VALUE, 4,828,036 SHARES AS OF NOVEMBER 10, 2000 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

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

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........29

PART II.  OTHER INFORMATION

Item 3.   Defaults on Senior Securities......................................30

Item 6.   Exhibits and Reports on Form 8-K...................................30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30                    SEPTEMBER 30
                                                                 ------------------------       -------------------------
                                                                    2000            1999           2000             1999
                                                                    ----            ----           ----             ----

Net sales                                                       $  35,096        $  34,218       $ 108,358        $ 104,756

Cost of sales                                                      31,608           28,550          95,324           87,645
                                                                ---------        ---------       ---------        ---------

       Gross profit                                                 3,488            5,668          13,034           17,111

Selling and administrative expenses                                 2,633            2,916           8,372            9,239
                                                                ---------        ---------       ---------        ---------

       Income from operations                                         855            2,752           4,662            7,872

Interest expense                                                    2,444            2,456           7,377            7,206
                                                                ---------        ---------       ---------        ---------

       Income (loss) before income taxes and
        extraordinary item                                         (1,589)             296          (2,715)             666

Income tax provision                                                 (208)              74            (168)             166
                                                                ---------        ---------       ---------        ---------

       Income (loss) before extraordinary item                     (1,381)             222          (2,547)             500

Extraordinary gain on repurchase of debt, net of
  applicable income taxes                                            --                 80            --              1,451
                                                                ---------        ---------       ---------        ---------

       Net income (loss)                                        $  (1,381)       $     302       $  (2,547)       $   1,951
                                                                =========        =========       =========        =========


Per share data:

       Basic and diluted net income (loss) before
        extraordinary item                                      $   (0.29)       $    0.05       $   (0.55)       $    0.10

       Extraordinary gain on repurchase of debt, net of
        applicable income taxes                                      --               0.02            --               0.34
                                                                ---------        ---------       ---------        ---------

       Basic and diluted net income (loss) available to
        common stockholders                                     $   (0.29)       $    0.07       $   (0.55)       $    0.44
                                                                =========        =========       =========        =========




See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                             2000                   1999
                                                                           --------               --------

ASSETS:

Current assets:
       Cash                                                                $    104               $      8
       Accounts receivable                                                   22,444                 24,098
       Inventories                                                           10,713                  9,492
       Prepaid expenses and other current assets                              3,799                  2,229
       Deferred income taxes                                                  1,676                  1,676
                                                                           --------               --------
              Total current assets                                           38,736                 37,503
                                                                           --------               --------

Plant and equipment:
       Land                                                                   2,344                  1,570
       Buildings                                                             23,913                 23,566
       Equipment                                                            106,330                 96,694
                                                                           --------               --------
                                                                            132,587                121,830
       Accumulated depreciation                                              67,154                 60,041
                                                                           --------               --------
              Plant and equipment, net                                       65,433                 61,789
                                                                           --------               --------

Excess of cost over net assets of businesses acquired                         8,225                  8,462
                                                                           --------               --------

Other assets                                                                  2,605                  3,573
                                                                           --------               --------

                                                                           $114,999               $111,327
                                                                           ========               ========









See notes to consolidated financial statements.        (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                  2000                  1999
                                                                                ---------             ---------

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
       Accounts payable                                                         $  16,882             $   8,597
       Accrued expenses                                                            11,477                 9,794
       Short-term debt                                                             65,896                98,069
       Debt in default                                                             27,412                  --
                                                                                ---------             ---------
              Total current liabilities                                           121,667               116,460
                                                                                ---------             ---------

Long-term debt, excluding current portion                                             107                   116
                                                                                ---------             ---------

Deferred income taxes and other long-term liabilities                               1,907                 1,884
                                                                                ---------             ---------

Series B preferred stock, at redemption value of $200 per share                       660                   660
Excess of redemption value over par value                                            (330)                 (330)
                                                                                ---------             ---------
       Series B preferred stock, at par value of $100 per share                       330                   330
                                                                                ---------             ---------

Stockholders' deficit:
       Common stock, $0.25 par value, 10,000,000 shares
        authorized, 4,828,036 and 4,348,951 shares issued,
        respectively                                                                1,207                 1,087
       Additional paid-in-capital                                                  12,940                12,160
       Accumulated deficit                                                        (23,159)              (20,493)
       Cost of common stock in treasury, 85,915 shares at
        December 31, 1999                                                            --                    (217)
                                                                                ---------             ---------
              Total stockholders' deficit                                          (9,012)               (7,463)
                                                                                ---------             ---------

                                                                                $ 114,999             $ 111,327
                                                                                =========             =========









See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                               ------------------------------
                                                                                 2000                  1999
                                                                               --------              --------

OPERATING ACTIVITIES:

Net income (loss)                                                              $ (2,547)             $  1,951
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
       Extraordinary gain on repurchase of debt                                    --                  (1,935)
       Depreciation                                                               8,971                 8,119
       Amortization included in operating expense                                 1,080                 1,250
       Amortization included in interest expense                                    149                   179
       Changes in operating assets and liabilities that
        provided (used) cash:
              Accounts receivable                                                 1,654                (3,863)
              Inventories                                                        (1,221)                  140
              Prepaid expenses and other current assets                          (1,151)                  392
              Accounts payable                                                    8,285                (1,068)
              Accrued expenses                                                    1,683                   184
       Other                                                                        349                   429
                                                                               --------              --------
              Net cash provided by operating activities                          17,252                 5,778
                                                                               --------              --------

INVESTING ACTIVITIES:

Purchases of plant and equipment                                                (13,339)               (8,245)
Decrease in equipment deposits                                                      677                   497
Proceeds from sales of equipment                                                    307                    27
Expenditures for tooling owned by customers                                        (906)                 (757)
                                                                               --------              --------
              Net cash used by investing activities                             (13,261)               (8,478)
                                                                               --------              --------

FINANCING ACTIVITIES:

Net increase (decrease) in loans under revolving line of credit                    (102)                6,249
Proceeds of secured, amortizing term loans                                        2,460                10,587
Repayment of secured, amortizing term loans                                      (6,119)              (11,260)
Repurchase of debt                                                                 --                  (2,373)
Other                                                                              (134)                 (420)
                                                                               --------              --------
              Net cash provided (used) by financing
               activities                                                        (3,895)                2,783
                                                                               --------              --------

              Net increase in cash                                                   96                    83
              Cash at beginning of period                                             8                   103
                                                                               --------              --------

              Cash at end of period                                            $    104              $    186
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

         Subject to the Company's ability to successfully restructure its indebtedness as discussed below, in the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2000, and the Company's results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the Company's cash flows for the nine-month periods ended September 30, 2000 and 1999. All such adjustments were of a normal recurring nature.

         The results of operations for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company's 12 3/4% senior subordinated notes, which have an outstanding principal balance of $27,412,000, matured on February 1, 2000. The Company is in default in respect of the 12 3/4% senior subordinated notes because it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, on the 12 3/4% senior subordinated notes that were due on the maturity date. In addition to the interest payment that was due on February 1, 2000, the Company has accrued $2,330,000 of interest on the 12 3/4% senior subordinated notes for the period February 1, 2000, through September 30, 2000.

         On December 28, 1999, the Company commenced a consent solicitation seeking consents of the holders of the 12 3/4% senior subordinated notes to extend the maturity date of the 12 3/4% senior subordinated notes to February 1, 2003. At the date of issuance of this Form 10-Q, sufficient consents had not been received to effect the extension. The term of the consent solicitation has been extended several times and is currently scheduled to expire on December 29, 2000. The Company also has commenced discussions with the four largest holders of the 12 3/4% senior subordinated notes regarding amendments to the terms of the consent solicitation.

         The holders of substantially all of the Company's other indebtedness have waived cross-default provisions with respect to the default on the 12 3/4% senior subordinated notes and have granted extensions of loans that have been scheduled to mature. The actions of the various lenders are set forth below.

         - The lenders providing loans under the Company's revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes through February 1,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                  2001, and have amended certain covenants to eliminate defaults that would otherwise have occurred during 2000 because all of the Company's secured, amortizing term loans have been classified as current liabilities in the consolidated financial statements. Effective June 30, 2000, a covenant limiting the amount of past due accounts payable was amended and effective August 31, 2000, that covenant was further amended through February 1, 2001. Also, effective June 30, 2000, a covenant requiring a minimum level of tangible net worth was amended through February 1, 2001.

         - The holder of the Company's 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note to January 31, 2001.

         - The holder of the Company's 10 1/2% senior note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note to February 1, 2001, and has waived the cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes. On August 1, 2000, the effective interest rate on the 10 1/2% senior note increased to 12 1/2%.

         - The holder of the Company's 14% junior subordinated non-convertible notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes to February 1, 2001, has deferred the interest payments on those notes that were due on February 1, May 1, August 1, and November 1, 2000, to February 1, 2001, and has waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes.

         - The holders of the Company's 14% junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred the interest payments on those notes that were due on February 1, 2000, to February 1, 2001, and have waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes. On February 1, 2000, the 14% junior subordinated convertible notes were converted into 440,000 shares of the Company's common stock.

         Since January 31, 2000, the Company has made all scheduled payments of interest and principal on all of its indebtedness other than the 12 3/4% senior subordinated notes, and the Company has continued to borrow under its revolving line of credit and has borrowed an aggregate of $2,460,000 under two of its equipment lines of credit.

         Earlier this year, the Company reached a non-binding agreement with the holder of the 10 1/2% senior note on an amendment that would extend the maturity date of that note to August 1, 2002, increase the interest rate thereon to 12 1/2% for the twelve-month period August 1, 2000, through July 31, 2001, and 14% for the twelve-month period August 1, 2001, through July 31, 2002, and provide for quarterly principal payments of $500,000 each, commencing on May 1, 2001. The non-binding agreement was subject to the Company's obtaining an amendment, on satisfactory terms, extending the 12 3/4% senior subordinated notes, and obtaining amendments, on satisfactory terms, from the Company's secured creditors that provide the Company with adequate extensions of maturity and sufficient financing to make the payments required when the various amendments become effective.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         At the date of issuance of this Form 10-Q, the Company has not been able to obtain the necessary consents to extend the maturity date of the 12 3/4% senior subordinated notes. The Company has commenced discussions with the four largest holders of the 12 3/4% senior subordinated notes regarding amendments to the terms of the consent solicitation. In connection with any such amendment, the Company may also seek to change the terms of its non-binding agreement with the holder of the 10 1/2% senior note. If the Company is unable to restructure or refinance the 12 3/4% senior subordinated notes, the 10 1/2% senior note, or any of the other indebtedness maturing during 2001, or if the Company is unable to obtain the necessary amendments to its secured credit facilities, the Company may be forced to seek relief from its creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on the Company's results of operations and financial position. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

         RECENT ACCOUNTING PRONOUNCEMENT - REVENUE RECOGNITION IN FINANCIAL STATEMENTS

        In December 1999, the United States Securities and Exchange Commission ("SEC") issued "Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements" ("SAB 101"), which summarizes the staff's views regarding the accounting for selected revenue recognition issues in accordance with accounting principles generally accepted in the United States. SAB 101 must be adopted no later than the fourth quarter of 2000 and is retroactive to January 1, 2000. The Company believes that the adoption of SAB 101 during the fourth quarter of 2000 will not affect the results of operations or financial position of the Company.

NOTE 2 -- INVENTORIES

         Inventories at September 30, 2000, and December 31, 1999, are set forth below (dollar amounts in thousands):

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2000              1999
                                                                -------           -------

                      Finished goods                            $ 3,854           $ 3,565
                      Work in process                             3,050             2,503
                      Raw materials and purchased parts           3,809             3,424
                                                                -------           -------

                                                                $10,713           $ 9,492
                                                                =======           =======

NOTE 3 -- ACCRUED EXPENSES

         At September 30, 2000, and December 31, 1999, accrued expenses included accrued interest expense of $4,334,000 and $1,751,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 4 -- DEBT

         Debt at September 30, 2000, and December 31, 1999, is set forth below (dollar amounts in thousands):

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    2000              1999
                                                                ------------      ------------

                      Short-term debt:
                             Revolving line of credit                $21,366         $21,468
                             Secured, amortizing term loans           35,301          38,960
                             12% secured term note                     1,370           1,370
                             10 1/2% senior note                       7,500           7,500
                             12 3/4% senior subordinated notes          --            27,412
                             14% junior subordinated notes               347           1,347
                                                                     -------         -------
                                    Subtotal                          65,884          98,057
                             Plus current portion of long-term
                              debt                                        12              12
                                                                     -------         -------
                                    Total short-term debt             65,896          98,069
                                                                     -------         -------

                      Debt in default:
                             12 3/4% senior subordinated notes        27,412            --
                                                                     -------         -------

                      Long-term debt:
                             Retirement obligations                      119             128
                             Less current portion                         12              12
                                                                     -------         -------
                                    Total long-term debt                 107             116
                                                                     -------         -------

                                          Total debt                 $93,415         $98,185
                                                                     =======         =======


         REVOLVING LINE OF CREDIT

         Although the revolving line of credit expires on April 1, 2002, loans outstanding thereunder have been classified as short-term debt because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the approval of the Company. The loans were also classified as short-term debt because the Company has only received a waiver through February 1, 2001, of the cross-default provisions of the revolving line of credit.

         At September 30, 2000, availability under the revolving line of credit totaled $1,526,000, before outstanding checks of $1,477,000 were deducted. At September 30, 2000, and December 31, 1999, loans outstanding under the revolving line of credit accrued interest at the London Interbank Offered Rate (LIBOR) plus 2 1/2% and the prime rate. At September 30, 2000, LIBOR was 6.62% and the prime rate was 9 1/2%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         SECURED, AMORTIZING TERM LOANS

         Secured, amortizing term loans outstanding at September 30, 2000, and December 31, 1999, are set forth below (dollar amounts in thousands):

                                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                                       2000                  1999
                                                                                    -----------           -----------

Term loans payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturities in 2001, 8.37%                   $ 2,512               $ 2,688
Term loans payable in equal monthly principal installments, final
  maturities in 2002, LIBOR plus 2 3/4%                                                  1,277                 1,837
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9.37%                       1,218                 1,298
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9%                          2,380                 2,531
Term loans payable in equal monthly principal installments, final
  maturities in 2002, prime rate and LIBOR plus 2 1/2%                                   1,451(1)              2,139(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2003, prime rate                                                             454                   590
Term loan payable in equal monthly principal installments, final
  maturity in 2003, prime rate and LIBOR plus 2 1/2%                                       281(1)                371(1)
Term loans payable in equal monthly principal installments, final
  maturities in 2004, LIBOR plus 2 3/4%                                                  1,229                 1,479
Term loan payable in equal monthly principal installments, final
  maturity in 2004, prime rate and LIBOR plus 2 1/2%                                       996                 1,199
Term loans payable in equal monthly principal installments, final
  maturities in 2004, prime rate and LIBOR plus 2 1/2%                                   9,838(1)             11,947(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2005, LIBOR plus 2 3/4%                                                      827                 1,067
Term loan payable in equal monthly principal installments, final
  maturity in 2005, prime rate and LIBOR plus 2 1/2%                                     1,155(1)              1,336(1)
Term loan payable in equal monthly installments, final maturity in
  2005, LIBOR plus 2 3/4%                                                                1,083                  --
Term loan payable in equal monthly principal installments, final
  maturity in 2006, prime rate                                                             456                   518
Term loans payable in equal monthly principal installments, final
  maturities in 2006, prime rate and LIBOR plus 2 1/2%                                   8,868(1)              9,960(1)
Term loans payable in equal monthly installments, final maturity in
  2007, prime rate and LIBOR plus 2 1/2%                                                 1,276(1)               --
                                                                                       -------               -------

                                                                                       $35,301               $38,960
                                                                                       =======               =======

         (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

         The loans outstanding under the Company's revolving line of credit and the secured, amortizing term loans listed above are collateralized by substantially all of the assets of the Company and its

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




wholly-owned subsidiary, Lexington Rubber Group, Inc., including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc.

         10 1/2% SENIOR NOTE

         The 10 1/2% senior note, due February 1, 2001, is an unsecured obligation of the Company. The holder of this note has waived the cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes. These notes are senior in right of payment to the 12 3/4% senior subordinated notes and the 14% junior subordinated notes. On August 1, 2000, the effective interest rate on the 10 1/2% senior note increased to 12 1/2%.

         12 3/4% SENIOR SUBORDINATED NOTES

         The 12 3/4% senior subordinated notes, which matured on February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future senior debt, including loans under the revolving line of credit, the secured, amortizing term loans, the 12% secured term note, and the 10 1/2% senior note. The Company is in default in respect of the 12 3/4% senior subordinated notes because it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, on the 12 3/4% senior subordinated notes that were due on February 1, 2000. In addition to the interest payment that was due on February 1, 2000, the Company has accrued $2,330,000 of interest on the 12 3/4% senior subordinated notes for the period February 1, 2000, through September 20, 2000. For more information regarding the status of the 12 3/4% senior subordinated notes, refer to Note 1, "Basis of Presentation."

         14% JUNIOR SUBORDINATED NOTES

         The 14% junior subordinated convertible notes and the 14% junior subordinated nonconvertible notes are unsecured obligations of the Company. The 14% junior subordinated convertible notes, which had an aggregate principal amount of $1,000,000, were converted into 440,000 shares of common stock on February 1, 2000. The 14% junior subordinated nonconvertible notes are due on February 1, 2001, and are subordinated in right of payment to all existing and future senior debt of the Company, including loans under the revolving line of credit, the secured, amortizing term loans, the 12% secured term note, the 10 1/2% senior note, and the 12 3/4% senior subordinated notes. The holders of the 14% junior subordinated notes have deferred, until February 1, 2001, the interest payments that were due on February 1, May 1, August 1, and November 1, 2000, and waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

compliance by the Company. For more information regarding recent amendments to and waivers of provisions of the Company's various loan agreements, refer to
Note 1, "Basis of Presentation."

NOTE 5 -- INCOME TAXES

         At September 30, 2000, and December 31, 1999, the Company's net deferred income tax assets were fully offset by a valuation allowance. The income tax credit recorded for the quarter ended September 30, 2000, resulted from a refund of income taxes expensed during prior periods.

NOTE 6 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the three-month and nine-month periods ended September 30, 2000 and 1999, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's potentially dilutive securities was not dilutive for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively. As a result, the per share data set forth below does not reflect any pro forma conversion.

                                                                                  THREE MONTHS           NINE MONTHS
                                                                                      ENDED                  ENDED
                                                                                   SEPTEMBER 30           SEPTEMBER 30
                                                                               -------------------     -------------------
                                                                                 2000        1999        2000        1999
                                                                               -------     -------     -------     -------

Numerators:
         Income (loss) before extraordinary item                               $(1,381)    $   222     $(2,547)    $   500
         Preferred stock dividends                                                  (7)         (8)        (20)        (23)
         Excess of redemption value over par value of
          preferred stock redeemable during the year                               (11)        (11)        (34)        (34)
                                                                               -------     -------     -------     -------

         Numerator for basic net income (loss) per share--
          income (loss) available to common stockholders
          before extraordinary item                                             (1,399)        203      (2,601)        443

         Effect of assumed conversion of dilutive securities:
             14% junior subordinated convertible notes                            --            26        --            78
                                                                               -------     -------     -------     -------

         Numerator for diluted net income (loss) per share -- income
          (loss) available to common stockholders before
          extraordinary items                                                   (1,399)        229      (2,601)        521

         Extraordinary gain, net of applicable income taxes                       --            80        --         1,451
                                                                               -------     -------     -------     -------

         Numerator net income (loss) per share -- income (loss)
          available to common stockholders after extraordinary
           item and assumed conversions                                        $(1,399)    $   309     $(2,601)    $ 1,972
                                                                               =======     =======     =======     =======



(continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(continued from previous page)

                                                                                 THREE MONTHS              NINE MONTHS
                                                                                      ENDED                    ENDED
                                                                                  SEPTEMBER 30             SEPTEMBER 30
                                                                            -----------------------    --------------------
                                                                               2000          1999       2000        1999
                                                                            ---------     ---------    ------     ---------

Denominators:
       Denominator for basic net income (loss) per share--
                 weighted-average common shares                                 4,828         4,263     4,766         4,263
       Adjustments to derive denominator for diluted net
                 income (loss) per share:
                       Conversion of 14% junior subordinated
                        convertible notes into 440,000 common shares             --             440        50           440
                       Issuance of 125,000 shares of restricted common
                        stock                                                    --            --          12          --
                                                                            ---------     ---------    ------     ---------

       Denominator for diluted net income (loss) per share--
                 adjusted weighted average common shares                        4,828         4,703     4,828         4,703
                                                                            =========     =========    ======     =========


Per share data:
       Basic and diluted net income (loss) per common share
                 before extraordinary item                                  $   (0.29)    $    0.05   $ (0.55)    $    0.10
                Extraordinary gain, net of applicable income taxes                 --          0.02        --          0.34
                                                                            ---------     ---------    ------     ---------

       Basic and diluted net income (loss) available to
                 common stockholders                                        $   (0.29)    $    0.07   $ (0.55)    $    0.44
                                                                            =========     =========    ======     =========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month and nine-month periods ended September 30, 2000 and 1999, is summarized below (dollar amounts in thousands):

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30                        SEPTEMBER 30
                                                       ---------------------------         ---------------------------
                                                          2000              1999              2000             1999
                                                       ---------         ---------         ---------         ---------

NET SALES:
       Rubber Group                                    $  25,930         $  25,123         $  81,663         $  76,289
       Metals Group                                        9,166             9,095            26,695            28,467
                                                       ---------         ---------         ---------         ---------

              Total net sales                          $  35,096         $  34,218         $ 108,358         $ 104,756
                                                       =========         =========         =========         =========

INCOME (LOSS) FROM OPERATIONS:
       Rubber Group                                    $   1,945         $   3,390         $   7,716         $  10,823
       Metals Group                                         (500)             (125)           (1,389)           (1,114)
       Corporate office                                     (590)             (513)           (1,665)           (1,837)
                                                       ---------         ---------         ---------         ---------

              Total income from operations             $     855         $   2,752         $   4,662         $   7,872
                                                       =========         =========         =========         =========

ASSETS:
       Rubber Group                                    $  75,748         $  71,402         $  75,748         $  71,402
       Metals Group                                       36,646            37,144            36,646            37,144
       Corporate office                                    2,605             2,092             2,605             2,092
                                                       ---------         ---------         ---------         ---------

              Total assets                             $ 114,999         $ 110,638         $ 114,999         $ 110,638
                                                       =========         =========         =========         =========

DEPRECIATION AND AMORTIZATION (1):
       Rubber Group                                    $   2,221         $   2,000         $   6,346         $   6,025
       Metals Group                                        1,207             1,125             3,641             3,312
       Corporate office                                       22                13                64                32
                                                       ---------         ---------         ---------         ---------

              Total depreciation and amortization      $   3,450         $   3,138         $  10,051         $   9,369
                                                       =========         =========         =========         =========

CAPITAL EXPENDITURES:
       Rubber Group                                    $   1,732         $   2,636         $   9,898         $   6,192
       Metals Group                                          689               600             3,440             1,979
       Corporate office                                     --                   4                 1                74
                                                       ---------         ---------         ---------         ---------

              Total capital expenditures               $   2,421         $   3,240         $  13,339         $   8,245
                                                       =========         =========         =========         =========

(1) Does not include amortization of deferred financing expenses, which totaled $51,000 and $71,000 during the three-month periods ended September 30, 2000 and 1999, respectively, and $149,000 and $179,000 during the nine-month periods ended September 30, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 -- EXTRAORDINARY ITEM

         During the three-month period ended March 31, 1999, the Company repurchased $3,808,000 principal amount of its 12 3/4% senior subordinated notes for $1,980,000 plus accrued interest. The Company recorded an extraordinary gain, net of applicable income taxes, of $1,371,000 as a result of the repurchase. During the three-month period ended September 30, 1999, the Company repurchased $500,000 principal amount of 12 3/4% senior subordinated notes for $393,000 plus accrued interest. The Company recorded an extraordinary gain, net of applicable income taxes, of $80,000 as a result of the repurchase.

NOTE 9 -- PLANT CLOSURE

         In May 1999, the Company closed a 21,000 square foot diecasting facility in Manchester, New York. For the third quarter of 1999, the Manchester facility had no net sales and income from operations of $28,000. For the nine months ended September 30, 1999, the facility had net sales of $935,000 and a loss from operations of $186,000. During the second quarter of 1999, the Company recorded expenses for the closure and disposal of the facility in the amount of $590,000. During the third quarter of 1999, the Company reduced its estimate of the cost to close and dispose of the facility by $22,000.

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

         -        changes in the competitive environment,

         -        changes in interest rates,

         -        the possibility of product warranty claims,

         - labor interruptions at our facilities or at our customers' facilities,

         - the impact on our operations of the defaults on our indebtedness and the delays in paying our accounts payable, and

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

RESULTS OF OPERATIONS-- THIRD QUARTER OF 2000 VERSUS THIRD QUARTER OF 1999

         The following table sets forth our consolidated operating results for the third quarters of 2000 and 1999 (dollar amounts in thousands):

                                                                THREE MONTHS ENDED SEPTEMBER 30
                                                       ----------------------------------------------------
                                                                2000                           1999
                                                       ---------------------          ---------------------

         Net sales                                     $35,096           100.0%       $34,218           100.0%

         Cost of sales                                  31,608            90.1         28,550            83.4
                                                       -------         ---------      -------         ---------

         Gross profit                                    3,488             9.9          5,668            16.6

         Selling and administrative expenses             2,633             7.5          2,916             8.5
                                                       -------         ---------      -------         ---------

         Income from operations                            855             2.4          2,752             8.1

         Add back depreciation and
           amortization (1)                              3,450             9.8          3,138             9.1
                                                       -------         ---------      -------         ---------

         Earnings before interest, taxes,
           depreciation, and amortization (2)          $ 4,305            12.2%       $ 5,890            17.2%
                                                       =======         =========      =======         =========

         Net cash provided by operating
           activities (3)                              $ 4,477            12.8%       $ 3,513            10.3%
                                                       =======         =========      =======         =========

         (1) Does not include amortization of deferred financing expenses, which totaled $51,000 and $71,000 during the third quarters of 2000 and 1999, respectively, and which is included in interest expense in the consolidated financial statements.

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

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the three-month periods ended September 30, 2000 and 1999.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the third quarters of 2000 and 1999 (dollar amounts in thousands):

                                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                    ------------------------------------------------------
                                                              2000                           1999
                                                    -----------------------        -----------------------

         Net sales                                  $25,930           100.0%       $25,123           100.0%

         Cost of sales                               22,589            87.1         20,222            80.5
                                                    -------         -------        -------         -------

         Gross profit                                 3,341            12.9          4,901            19.5

         Selling and administrative expenses          1,396             5.4          1,511             6.0
                                                    -------         -------        -------         -------

         Income from operations                       1,945             7.5          3,390            13.5

         Add back depreciation and
           amortization                               2,221             8.5          2,000             8.0
                                                    -------         -------        -------         -------

         Earnings before interest, taxes,
           depreciation, and amortization           $ 4,166            16.0%       $ 5,390            21.5%
                                                    =======         =======        =======         =======

         During the third quarter of 2000, net sales of the Rubber Group increased by $807,000, or 3.2%, compared to the third quarter of 1999. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems, insulators for ignition wire sets, and components for medical devices, offset, in part, by price reductions on certain automotive components.

         During the third quarter of 2000, income from operations totaled $1,945,000, a decrease of $1,445,000, or 42.6%, compared to the third quarter of 1999. Cost of sales as a percentage of net sales increased during the third quarter of 2000 to 87.1% of net sales from 80.5% of net sales during the third quarter of 1999, primarily due to reduced operating efficiencies and increased levels of scrap at the Company's insulators division and, to a lesser extent, increased product development costs and higher quality control costs at the Company's connector seals division. In an attempt to improve operating performance at the insulators division, a number of management changes were effected during the second quarter. From April through August 2000, a consulting firm was retained to assist the management team of the insulators division in implementing improved operating systems. Cost of sales for the third quarter of 2000 included $414,000 of expenses related to the consulting firm's services.

         Selling and administrative expenses as a percentage of net sales decreased during the third quarter of 2000 compared to the third quarter of 1999, primarily because those expenses are partially fixed in nature and because of a reduction in consulting fees associated with the installation of new computer hardware and software at certain of the Rubber Group's facilities.

         During the third quarter of 2000, EBITDA decreased to $4,166,000, a decrease of $1,224,000, or 22.7%, compared to the third quarter of 1999.

         Delphi Automotive Systems Corporation is the Rubber Group's largest customer. During the first nine months of 2000, the Rubber Group's net sales to Delphi totaled $22,924,000, which represented 28.1% of the Rubber Group's net sales. Substantially all of the Rubber Group's sales to Delphi are of connector seals for automotive wiring systems.

         For the last four years, most of the connector seals that we have sold to Delphi have been subject to a multi-year agreement that expires on December 31, 2001. Under the terms of that agreement and several similar agreements that expire at later dates:

         - we sell and Delphi purchases approximately 100% of Delphi's requirements for all specified components,

         - we warrant that the components will remain competitive in terms of technology, design, and quality,

         - the selling prices of the components are adjusted to reflect increases or decreases in material costs, and

         - the selling prices of the components are reduced by agreed-upon percentages in each of the years covered by the agreements.

         Recently, we began discussions with Delphi regarding an extension of all of our agreements. During the third quarter, we made a proposal to Delphi that would entail substantial price reductions on a number of high-volume components. Although Delphi has not agreed to extend the agreements, we currently believe that:

         -        Delphi will extend the agreements to December 31, 2006,

         - Delphi will insource approximately $3,600,000 of components that we currently produce after December 31, 2001,

         - we will give Delphi approximately $5,500,000 of annual price reductions that would become effective at various times thoughout 2001,

         - we will generate annual cost savings of approximately $1,600,000 as a result of reduced material costs and changes in our manufacturing processes,

         - Delphi will purchase certain new tooling that will permit us to make those changes in our manufacturing processes, and

         - substantial new business awarded to the connector seals division by Delphi and other customers and scheduled to begin production in 2001 should generate incremental profits that will, in conjunction with the above mentioned cost savings, offset a major portion of the reduction in profitability caused by the proposed price reductions.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines aluminum, brass, and steel components, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         Since 1997, we have been implementing a strategy designed to improve the profitability and growth potential of the Metals Group by eliminating the production of a large number of diverse, short-run components and by building productive capacity to manufacture higher-volume components for customers in target markets. The repositioning has entailed a shift to a new customer base and has required that our manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning of the Metals Group has caused us to experience underabsorption of fixed overhead expenses resulting from the cut-back in short-run business. Additionally, the Metals Group has incurred expenses for the implementation of improved quality systems, expenses related to moving equipment and upgrading buildings, costs related to establishing relationships with major new customers, and costs resulting from inefficiencies experienced during the rollout of new products. Certain of these factors and the fact that new, high-volume business is limited at this stage of the transition adversely affected the results of operations of the Metals Group during the third quarters of 2000 and 1999.

         In May 1999, we closed a 21,000 square foot diecasting facility in Manchester, New York. For the third quarter of 1999, the Manchester facility had no net sales and income from operations of $28,000. During the third quarter of 1999, we reduced our estimate of the cost to close and dispose of the facility by $22,000.

         The following table sets forth the operating results of the Metals Group for the third quarters of 2000 and 1999 (dollar amounts in thousands):

                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                           -----------------------------------------
                                                                 2000                   1999
                                                           ------------------     ------------------

           Net sales                                      $  9,166     100.0%    $   9,095    100.0%

           Cost of sales                                     9,019      98.4         8,328     91.6
                                                           -------    ------      --------   ------

           Gross profit                                        147       1.6           767      8.4

           Selling and administrative expenses                 647       7.1           892      9.8
                                                           -------    ------      --------   ------

           Loss from operations                               (500)     (5.5)         (125)    (1.4)

           Add back depreciation and
             amortization                                    1,207      13.2         1,125     12.4
                                                           -------    ------      --------   ------

           Earnings before interest, taxes,
             depreciation, and amortization               $    707       7.7%    $   1,000     11.0%
                                                           =======    ======      ========   ======

         During the third quarter of 2000, net sales of the Metals Group increased by $71,000, or 0.8%, compared to the third quarter of 1999.

         The Metals Group recorded a loss from operations of $500,000 during the third quarter of 2000, compared to a loss from operations of $125,000 during the third quarter of 1999. Cost of sales as a percentage of net sales increased from 91.6% during the third quarter of 1999 to 98.4% during the third quarter of 2000 primarily due to increased depreciation expense, higher employee compensation costs, and increased cost of manufacturing supplies.

         Selling and administrative expenses as a percentage of net sales decreased during the third quarter of 2000 compared to the third quarter of 1999, primarily due to reduced consulting fees related to the installation of new computer systems and reduced employee benefit costs.

         During the third quarter of 2000, EBITDA decreased to $707,000, a decrease of $293,000, or 29.3%, compared to the third quarter of 1999.

         CORPORATE OFFICE

         Corporate office expenses, which are not included in the operating results of the Rubber Group or the Metals Group, represent administrative expenses incurred primarily at our New York and Cleveland offices. Corporate office expenses are consolidated with the selling and administrative expenses of the Rubber Group and the Metals Group in our consolidated financial statements.

         The following table sets forth the operating results of the corporate office for the third quarters of 2000 and 1999 (dollar amounts in thousands):

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                                 ------------------------
                                                  2000             1999
                                                 -------          -------

Loss from operations                               (590)            (513)

Add back depreciation and
  amortization                                       22               14
                                                 -------          -------

Earnings before interest, taxes,
  depreciation, and amortization                   (568)            (499)
                                                 =======          =======

         INTEREST EXPENSE

         During the third quarters of 2000 and 1999, interest expense totaled $2,444,000 and $2,456,000, respectively. Interest expense includes amortization of deferred financing expenses, which totaled $51,000 and $71,000 during the third quarters of 2000 and 1999, respectively.

         INCOME TAXES

         At September 30, 2000, and December 31, 1999, our net deferred income tax assets were fully offset by a valuation allowance. The income tax credit recorded for the quarter ended September 30, 2000, resulted from a refund of income taxes that were expensed during prior periods.

RESULTS OF OPERATIONS-- FIRST NINE MONTHS OF 2000 VERSUS FIRST NINE MONTHS OF
1999

         The following table sets forth our consolidated operating results for the first nine months of 2000 and 1999 (dollar amounts in thousands):

                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                        -----------------------------------------------------
                                                                   2000                         1999
                                                        -----------------------       -----------------------

         Net sales                                      $108,358          100.0%      $104,756          100.0%

         Cost of sales                                    95,324           88.0         87,645           83.7
                                                        --------        -------       --------        -------

         Gross profit                                     13,034           12.0         17,111           16.3

         Selling and administrative expenses               8,372            7.7          9,239            8.8
                                                        --------        -------       --------        -------

         Income from operations                            4,662            4.3          7,872            7.5

         Add back depreciation and
           amortization (1)                               10,051            9.3          9,369            9.0
                                                        --------        -------       --------        -------

         Earnings before interest, taxes,
           depreciation, and amortization (2)           $ 14,713           13.6%      $ 17,241           16.5%
                                                        ========        =======       ========        =======

         Net cash provided by operating
           activities (3)                               $ 17,252           15.9%      $  5,778            5.5%
                                                        ========        =======       ========        =======

         (1) Does not include amortization of deferred financing expenses, which totaled $149,000 and $179,000 during the first nine months of 2000 and 1999, respectively, and which is included in interest expense in the consolidated financial statements.

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

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the nine-month periods ended September 30, 2000 and 1999.

         RUBBER GROUP

         The following table sets forth the operating results of the Rubber Group for the first nine months of 2000 and 1999 (dollar amounts in thousands):

                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                       ------------------------------------------------------
                                                                2000                          1999
                                                       -----------------------        -----------------------

         Net sales                                     $81,663           100.0%       $76,289           100.0%

         Cost of sales                                  69,308            84.9         60,664            79.5
                                                       -------         -------        -------         -------

         Gross profit                                   12,355            15.1         15,625            20.5

         Selling and administrative expenses             4,639             5.7          4,802             6.3
                                                       -------         -------        -------         -------

         Income from operations                          7,716             9.4         10,823            14.2

         Add back depreciation and
           amortization                                  6,346             7.8          6,025             7.9
                                                       -------         -------        -------         -------

         Earnings before interest, taxes,
           depreciation, and amortization              $14,062            17.2%       $16,848            22.1%
                                                       =======         =======        =======         =======

         During the first nine months of 2000, net sales of the Rubber Group increased by $5,374,000, or 7.0%, compared to the first nine months of 1999. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems, and, to a lesser extent, increased unit sales of insulators for automotive ignition wire sets and components for medical devices, offset, in part, by reduced tooling sales and price reductions on certain automotive components.

         During the first nine months of 2000, income from operations totaled $7,716,000, a decrease of $3,107,000, or 28.7%, compared to the first nine months of 1999. Cost of sales as a percentage of net sales increased during the first nine months of 2000 to 84.9% of net sales from 79.5% of net sales during the first nine months of 1999, primarily due to reduced operating efficiencies and increased levels of scrap at the Company's insulators division. In an attempt to improve operating performance at the insulators division, a number of management changes were effected during the first nine months of 2000. From April through August 2000, a consulting firm was retained to assist the management team of the insulators division in implementing improved operating systems. Cost of sales for the first nine months of 2000 included $1,013,000 of expenses related to the consulting firm's services.

         Selling and administrative expenses as a percentage of net sales decreased during the first nine months of 2000 compared to the first nine months of 1999, primarily because those expenses are partially fixed in nature and because of reduced employee benefit cost.

         During the first nine months of 2000, EBITDA decreased to $14,062,000, a decrease of $2,786,000, or 16.5%, compared to the first nine months of 1999.

         METALS GROUP

         The following table sets forth the operating results of the Metals Group for the first nine months of 2000 and 1999 (dollar amounts in thousands):

                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                           ------------------------------------------
                                                                 2000                    1999
                                                           ------------------      ------------------

           Net sales                                      $  26,695    100.0%     $  28,467    100.0%

           Cost of sales                                     26,016     97.5         26,981     94.8
                                                           --------  -------       --------  -------

           Gross profit                                         679      2.5          1,486      5.2

           Selling and administrative expenses                2,068      7.7          2,600      9.1
                                                           --------  -------       --------  -------

           Loss from operations                              (1,389)    (5.2)        (1,114)    (3.9)

           Add back depreciation and
             amortization                                     3,641     13.6          3,312     11.6
                                                           --------  -------       --------  -------

           Earnings before interest, taxes,
             depreciation, and amortization               $   2,252      8.4%     $   2,198      7.7%
                                                           ========  ========      ========= ========

         During the first nine months of 2000, net sales of the Metals Group decreased by $1,772,000, or 6.2%, compared to the first nine months of 1999. This decrease resulted primarily from a reduction in low-volume business, the shutdown of the Manchester facility, and reduced sales of tooling.

         The Metals Group recorded a loss from operations of $1,389,000 during the first nine months of 2000, compared to a loss from operations of $1,114,000 during the first nine months of 1999. The loss for the first nine months of 2000 included a loss of $312,000 on the disposal and write-down of assets held for sale, which was charged to cost of sales. The loss for the first nine months of 1999 included a loss from operations of $186,000 and a shutdown provision of $568,000 related to the Metals Group's Manchester facility. Of the $568,000 shutdown provision, $522,000 was charged to cost of sales and $46,000 was charged to selling and administrative expenses. Excluding the $312,000 loss on the disposal and write-down of assets held for sale and the $522,000 of Manchester closure expenses charged to cost of sales, cost of sales as a percentage of net sales increased from 92.9% during the first nine months of 1999 to 96.3% during the first nine months of 2000 primarily due to increased depreciation expense and higher employee compensation costs.

         Selling and administrative expenses as a percentage of net sales decreased during the first nine months of 2000 compared to the first nine months of 1999, primarily due to reduced consulting fees related to the installation of new computer systems, the elimination of certain expenses as a result of the shutdown of the Metals Group's facility in Manchester, New York, and reduced employee benefit costs.

         During the first nine months of 2000, EBITDA increased to $2,252,000, an increase of $54,000, or 2.5%, compared to the first nine months of 1999.

         CORPORATE OFFICE

         Corporate office expenses, which are not included in the operating results of the Rubber Group or the Metals Group, represent administrative expenses incurred primarily at our New York and Cleveland offices. Corporate office expenses are consolidated with the selling and administrative expenses of the Rubber Group and the Metals Group in our consolidated financial statements.

         The following table sets forth the operating results of the corporate office for the first nine months of 2000 and 1999 (dollar amounts in thousands):

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                 --------------------------
                                                   2000              1999
                                                 --------          --------

Loss from operations                              (1,665)           (1,837)

Add back depreciation and
  amortization                                        64                32
                                                 -------           -------

Earnings before interest, taxes,
  depreciation, and amortization                  (1,601)           (1,805)
                                                 =======           =======

         Corporate office expenses decreased by $172,000 during the first nine months of 2000 compared to the first nine months of 1999, primarily because of a reduced provision for management incentive compensation.

         INTEREST EXPENSE

         During the first nine months of 2000 and 1999, interest expense totaled $7,377,000 and $7,206,000, respectively. Interest expense includes amortization of deferred financing expenses, which totaled $149,000 and $179,000 during the first nine months of 2000 and 1999, respectively. The increase in interest expense was primarily the result of an increase in the average interest rate on our floating rate debt.

         INCOME TAXES

         At September 30, 2000, and December 31, 1999, our net deferred income tax assets were fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first nine months of 2000, our operating activities provided $17,252,000 of cash.

         Accounts payable increased by $8,285,000. This increase was caused primarily by our decision to delay the payment of accounts payable in order to preserve liquidity. Our ability to continue to delay the payment of accounts payable is dependent upon our relationships with numerous vendors. A material deterioration in our relationships with our vendors could have an adverse impact on us.

         INVESTING ACTIVITIES

         During the first nine months of 2000, our investing activities used $13,261,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the corporate office totaled $9,898,000, $3,440,000, and $1,000, respectively. Capital expenditures for the first nine months of 2000 included $12,218,000 for equipment and $1,121,000 for land and building improvements. We presently project that capital expenditures will total approximately $15,000,000 during 2000, including approximately $13,900,000 for equipment and approximately $1,100,000 for land and building improvements. Capital expenditures for the Rubber Group and the Metals Group are projected to total approximately $11,100,000 and $3,900,000, respectively. At September 30, 2000, we had outstanding commitments to purchase plant and equipment of approximately $3,200,000, of which approximately $1,700,000 is expected to be purchased during 2000 and approximately $1,500,000 is expected to be purchased in 2001. (See also "Liquidity," below)

         FINANCING ACTIVITIES

         During the first nine months of 2000, our financing activities used $3,895,000 of cash, primarily to make schedule monthly payments on our secured, amortizing term loans. On February 1, 2000, our 14% junior subordinated convertible notes, in the aggregate principal amount of $1,000,000, were converted into 440,000 shares of common stock.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit, which expires on April 1, 2002, is subject to covenant compliance and certain availability formulas based on the levels of our accounts receivable and inventories. At November 13, 2000, availability under our revolving line of credit totaled $1,729,000 before outstanding checks of $2,009,000 were deducted.

         We have substantial borrowings for a company our size. Because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than if we had less debt. During the first nine months of 2000, our aggregate indebtedness, excluding accounts payable, decreased by $4,770,000. During the fourth quarter of 2000, we estimate that our interest expense will total approximately $2,520,000 and principal payments on secured, amortizing term loans will total approximately $2,130,000.

         We had a net working capital deficit of $82,931,000 at September 30, 2000, compared to a net working capital deficit of $78,957,000 at December 31, 1999.

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

         From time to time, certain of the financial covenants contained in our various loan agreements have been amended or waived in order to maintain or otherwise ensure our current or future compliance. Effective June 30, 2000, a covenant limiting the amount of past due accounts payable was amended and effective August 31, 2000, that covenant was further amended through February 1, 2001. Also, effective June 30, 2000, a covenant requiring a minimum level of tangible net worth was amended through February 1, 2001.

         On December 28, 1999, we commenced a consent solicitation seeking consents of the holders of our 12 3/4% senior subordinated notes to an extension of the maturity date of the 12 3/4% senior subordinated notes to February 1, 2003, and providing for a 1% fee to consenting holders and increases in the interest rate payable on the notes to the rates set forth in the following table:

                         PERIOD                            INTEREST RATE
                        --------                          ---------------
           February 1, 2000 - January 31, 2001                    13 1/2%
           February 1, 2001 - July 31, 2001                       15 1/2%
           August 1, 2001 - January 31, 2002                      16%
           February 1, 2002 - July 31, 2002                       17%
           August 1, 2002 - January 31, 2003                      18%

         The term of the consent solicitation has been extended several times and is currently scheduled to expire on December 29, 2000. During the term of the consent solicitation, we have been communicating with the principal non-consenting holders of the 12 3/4% senior subordinated notes. As a result of those communications, we have offered to reduce the term of the extension by six months and to increase the fee to consenting holders to 2%. We have recently commenced discussions with the four largest holders of the 12 3/4% senior subordinated notes regarding further amendments to the terms of the consent solicitation. If we are able to reach agreement with those holders, we plan to amend the consent solicitation to reflect the amended terms and to seek waivers of the events of default that occurred because we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, on the 12 3/4% senior subordinated notes that were due on February 1, 2000. We can give no assurance that we will be able to obtain the necessary consents to extend the maturity date of the 12 3/4% senior subordinated notes.

         The holders of substantially all of our other indebtedness have waived cross-default provisions with respect to the default on the 12 3/4% senior subordinated notes and have granted extensions of loans that have been scheduled to mature. The actions of the various lenders are set forth below.

               - The lenders providing loans under our revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes through February 1, 2001, and have amended certain covenants to eliminate defaults that would otherwise have occurred because all of our secured, amortizing term loans were classified as current liabilities in our consolidated financial statements.

               - The holder of our 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note from January 31, 2000, to January 31, 2001; that note has no cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes.

               - The holder of our 10 1/2% senior note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note from February 1, 2000, to February 1, 2001, and has waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes. Earlier this year, we reached a non-binding agreement with the holder of our 10 1/2% senior note, which provided that, if the 12 3/4% senior subordinated notes were extended to August 1, 2002, and certain other conditions were met, the 10 1/2% senior notes would be extended to August 1, 2002, the interest rate thereon would be increased to 12 1/2% through July 31, 2001, and 14% thereafter, and quarterly principal payments of $500,000 would commence on May 1, 2001. In connection with that non-binding agreement, the effective interest rate on the note increased to 12 1/2% for the six-month period ending January 31, 2001. In connection with any amendment to the terms of the consent solicitation, we may also seek to change the terms of our non-binding agreement with the holder of the 10 1/2% senior note.

               - The holder of our 14% junior subordinated nonconvertible notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes from May 1, 2000, to February 1, 2001, has deferred the interest payments on those notes that were due on February 1, May 1, August 1, and November 1, 2000, to February 1, 2001, and has waived the cross-default provisions with respect to the default relating to the 12 3/4% senior subordinated notes.

               - The holders of our 14% junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred the interest payments on those notes that were due on February 1, 2000, to February 1, 2001, and have waived the cross-default provision with respect to the default relating to the 12 3/4% senior subordinated notes. On February 1, 2000, the 14% junior subordinated convertible notes were converted into 440,000 shares of our common stock.

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

         We estimate that, in addition to our cash flow from operations and borrowings available under our revolving line of credit, we will require approximately $6,400,000 of new borrowings during the fourth quarter of 2000 to meet our working capital requirements, fund our projected capital expenditures, reduce our trade accounts payable to levels considered customary for the industries in which we operate, and meet our anticipated debt service requirements, excluding the amounts that are past due in respect of our 12 3/4% senior subordinated notes. In addition, further borrowings will be necessary to complete the restructuring contemplated by the consent solicitation or any amendment thereto. We can give you no assurance that we will be able to obtain the additional financing required, in which case we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceeding under the

Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS

         In December 1999, the United States Securities and Exchange Commission ("SEC") issued "Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements" ("SAB 101"), which summarizes the staff's views regarding the accounting for selected revenue recognition issues in accordance with accounting principles generally accepted in the United States. SAB 101 must be adopted no later than the fourth quarter of 2000 and is retroactive to January 1, 2000. The Company believes that the adoption of SAB 101 during the fourth quarter of 2000 will not affect the results of operations or financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At September 30, 2000, we had $50,557,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At September 30, 2000, we had outstanding $42,858,000 of fixed-rate, long-term debt with a weighted-average interest rate of 11.76%, of which $36,629,000 has matured or is scheduled to mature during 2001. If we are able to refinance or extend the matured or maturing debt, it may be at interest rates that are significantly higher than the weighted-average interest rate on the matured or maturing debt. In connection with our solicitation of consents to extend the maturity date of our $27,412,000 of outstanding 12 3/4% senior subordinated notes from February 1, 2000, to February 1, 2003, we have offered to increase the interest rates thereon to the rates set forth in the following table:

                        PERIOD                             INTEREST RATE
                       --------                           ---------------
          February 1, 2000 - January 31, 2001                    13 1/2%
          February 1, 2001 - July 31, 2001                       15 1/2%
          August 1, 2001 - January 31, 2002                      16%
          February 1, 2002 - July 31, 2002                       17%
          August 1, 2002 - January 31, 2003                      18%

         If the consent solicitation were effectuated in accordance with its current terms and all of the notes were to remain outstanding during 2000, 2001, and 2002, we would pay $188,000, $765,000, and $1,256,000 more interest during those respective periods than if the interest rate were to remain at 12 3/4%. In addition, if the 10 1/2% senior note were amended in accordance with our non-binding agreement, we would pay $63,000, $177,000, and $109,000 more interest during 2000, 2001, and 2002, respectively, than if the interest rate were to remain at 10 1/2%. The numbers set forth above may change because discussions have commenced with the four largest holders of the 12 3/4% senior subordinated notes and the holder of the 10 1/2% senior note to amend the terms of the consent solicitation and the non-binding agreement, respectively. For more information regarding the status of the consent solicitation, you should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity," in Part I, Item 2, and Note 1 to the consolidated financial statements in Part I, Item 1.

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

              (b) We did not pay dividends on our $8 cumulative convertible preferred stock, series B, during the nine-month period ended September 30, 2000, in the aggregate amount of $20,000. The total amount of dividends in arrears as of September 30, 2000, was $20,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS

              The following exhibits are filed herewith:

              10-1 Agreement relating to 14% Junior Subordinated Notes dated October 31, 2000, between LPC and Michael A. Lubin

              10-2 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated October 31, 2000, among LPC, Michael A. Lubin, and Warren Delano

              10-3 Note Amendment No. 4 to Note dated as of October 31, 2000, between LPC and Tri-Links Investment Trust, as successor to Nomura Holding America, Inc.

              10-4 Sixth Amendment Agreement dated October 31, 2000, between Lexington Rubber Group, Inc. ("LRGI") and Paul H. Pennell

              10-5 Agreement dated as of October 31, 2000, among LPC, LRGI, and Congress Financial Corporation

              10-6   Agreement dated as of October 31, 2000, between LPC and CIT

              10-7 Agreement dated as of October 31, 2000, among LPC, LRGI, and Bank One, NA

              10-8   Congress Covenant Amendment dated as of August 31, 2000

              10-9 Amendment No. 10 to Credit Facility and Security Agreement dated as of June 30, 2000, between LPC, LRGI, and Bank One, NA

              27-1   Financial Data Schedule

              (b)    REPORTS ON FORM 8-K

                     No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2000.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEXINGTON PRECISION CORPORATION
                                                   (Registrant)

November 13, 2000                           By:  /s/  Michael A. Lubin
-----------------                                ---------------------
     Date                                        Michael A. Lubin
                                                 Chairman of the Board

November 13, 2000                           By:  /s/  Warren Delano
-----------------                                ------------------
     Date                                        Warren Delano
                                                 President

November 13, 2000                           By:  /s/  Dennis J. Welhouse
-----------------                                -----------------------
     Date                                        Dennis J. Welhouse
                                                 Senior Vice President and
                                                   Chief Financial Officer

                                                    EXHIBIT INDEX

           Exhibit
           Number                           Exhibit                                           Location
           ------                           -------                                           --------

             10-1          Agreement relating to 14% Junior Subordinated               Filed with this Form 10-Q
                           Notes dated October 31, 2000, between LPC and
                           Michael A. Lubin

             10-2          Agreement relating to Junior Subordinated                   Filed with this Form 10-Q
                           Convertible Increasing Rate Note dated
                           October 31, 2000, among LPC, Michael A. Lubin,
                           and Warren Delano

             10-3          Note Amendment No. 4 to Note dated as of                    Filed with this Form 10-Q
                           October 31, 2000, between LPC and Tri-Links
                           Investment Trust, as successor to Nomura
                           Holding America, Inc.

             10-4          Sixth Amendment Agreement dated October 31,                 Filed with this Form 10-Q
                           2000, between LRGI and Paul H. Pennell

             10-5          Agreement dated as of October 31, 2000, among               Filed with this Form 10-Q
                           LPC, LRGI, and Congress Financial Corporation
                           ("Congress")

             10-6          Agreement dated as of October 31, 2000,                     Filed with this Form 10-Q
                           between LPC and CIT

             10-7          Agreement dated as of October 31, 2000, among               Filed with this Form 10-Q
                           LPC, LRGI, and Bank One, NA

             10-8          Congress Covenant Amendment dated as of                     Filed with this Form 10-Q
                           August 31, 2000

             10-9          Amendment No. 10 to Credit Facility and                     Filed with this Form 10-Q
                           Security Agreement dated as of June 30, 2000,
                           between LPC, LRGI, and Bank One, NA

             27-1          Financial Data Schedule                                     Filed with this Form 10-Q