Form 10-K
period 2000-12-31
LEXINGTON PRECISION CORP
filed 2001-04-02
CIK 12570

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000

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

                                  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 16, 2001, was approximately $1,294,000.

The number of shares outstanding of the registrant's common stock at March 16, 2001, was 4,828,036.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.

                         LEXINGTON PRECISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I

Item 1.         Business                                                                    1

Item 2.         Properties                                                                  5

Item 3.         Legal Proceedings                                                           5

Item 4.         Submission of Matters to a Vote of Security Holders                         5

PART II

Item 5.         Market for Our Common Stock and Other Stockholder Matters                   6

Item 6.         Selected Financial Data                                                     7

Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                       8

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                 23

Item 8.         Financial Statements and Supplementary Data                                25

Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                       55

PART III

Item 10.        Directors and Executive Officers of the Registrant                         56

Item 11.        Executive Compensation                                                     56

Item 12.        Security Ownership of Certain Beneficial Owners and Management             56

Item 13.        Certain Relationships and Related Transactions                             56

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K           57

                                     PART I

ITEM 1. BUSINESS

         We were incorporated in Delaware in 1966. Substantially all of our business is conducted in the continental United States. Through our two operating segments, the Rubber Group and the Metals Group, we manufacture engineered rubber and metal components.

         In 2000, net sales of the Rubber Group totaled $105,929,000, or 74.2% of our consolidated net sales. The Rubber Group manufactures connector seals used in automotive wiring systems and insulators used in automotive ignition wire sets. We believe that we are the leading manufacturer of these types of components in North America. The Rubber Group also manufactures molded rubber components used in a variety of medical devices, such as drug delivery systems and syringes.

         In 2000, net sales of the Metals Group totaled $36,833,000, or 25.8% of our consolidated net sales. The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars. The Metals Group's sales to automotive suppliers have increased significantly over the past several years and now represent approximately 74% of the total net sales of the Metals Group.

         Financial data and other information about our operating segments, can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and in "Note 10 - Segments" in the notes to our consolidated financial statements in Part II, Item 8.

PRINCIPAL END-USES FOR OUR PRODUCTS

         The following table summarizes our net sales during 2000, 1999, and 1998 by the type of product in which our components were utilized (dollar amounts in thousands):

                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
                                         2000                          1999                         1998
                                         ----                          ----                         ----
Automobiles and light trucks      $123,428       86.5%          $119,588      85.4%          $103,052      81.3%
Medical devices                      9,282        6.5              8,039       5.7              8,245       6.5
Industrial equipment                 5,097        3.6              6,281       4.5              7,005       5.5
Other                                4,955        3.4              6,140       4.4              8,415       6.7
                                  --------      -----           --------     -----           --------     -----
                                  $142,762      100.0%          $140,048     100.0%          $126,717     100.0%
                                  ========      =====           ========     =====           ========     =====

         The following table summarizes net sales of the Rubber Group and the Metals Group during 2000, 1999, and 1998 by the type of product in which each Group's components were utilized (dollar amounts in thousands):

                                                                  YEARS ENDED DECEMBER 31
                                                                  -----------------------
                                               2000                        1999                        1998
                                               ----                        ----                        ----
Rubber Group:
    Automobiles and light trucks        $ 96,243     90.9%          $ 94,677     92.0%          $ 84,098      90.8%
    Medical devices                        9,282      8.7              8,037      7.8              8,245       8.9
    Other                                    404      0.4                250      0.2                267       0.3
                                        --------    -----           --------    -----           --------     -----
                                        $105,929    100.0%          $102,964    100.0%          $ 92,610     100.0%
                                        ========    =====           ========    =====           ========     =====

Metals Group:
    Automobiles and light trucks        $ 27,185     73.8%          $ 24,911     67.2%          $ 18,954      55.6%
    Industrial equipment                   5,097     13.8              6,281     16.9              7,005      20.5
    Computers and office equipment         1,696      4.6              1,921      5.2              3,109       9.1
    Other                                  2,855      7.8              3,971     10.7              5,039      14.8
                                        --------    -----           --------    -----           --------     -----
                                        $ 36,833    100.0%          $ 37,084    100.0%          $ 34,107     100.0%
                                        ========    =====           ========    =====           ========     =====

MAJOR CUSTOMERS

         Our largest customer is Delphi Automotive Systems Corporation. During 2000, 1999, and 1998, net sales to Delphi totaled $30,000,000, $31,319,000, and
$26,233,000, which represented 21.0%, 22.4%, and 20.7%, respectively, of our net sales. Net sales of rubber components and related tooling to Delphi during 2000, 1999, and 1998 represented 27.5%, 30.4%, and 28.3%, respectively, of the Rubber Group's net sales. During 1998, net sales to Prestolite Wire Corporation totaled $14,431,000, or 11.4% of our net sales and 15.6% of the Rubber Group's net sales. No other customer accounted for more than 10% of our net sales during 2000, 1999, or 1998. Loss of a significant amount of business from Delphi or any of our other large customers could have a material adverse effect on our operations if that business were not substantially replaced by additional business from existing or new customers. For information about our contractual arrangements with Delphi refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7.

MARKETING AND SALES

         Our marketing and sales effort is carried out by management personnel and account managers.

RAW MATERIALS

         Our principal raw materials are silicone and organic rubber compounds and aluminum, steel, and brass bars. Each of our principal raw materials has been readily available at competitive prices from several major manufacturers and we anticipate that those materials will continue to be readily available at competitive prices for the foreseeable future.

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

COMPETITION

         We compete for business primarily on the basis of quality, service, engineering capability, and price. We encounter substantial competition from a large number of manufacturing companies. Our competitors range from small and medium-sized specialized firms to large diversified companies, many of which have resources substantially greater than ours. Additionally, some of our customers have internal manufacturing operations that compete with us.

RESEARCH AND DEVELOPMENT

         During 2000, 1999, and 1998, we spent approximately $850,000, $878,000, and $450,000, respectively, on our research and development activities. Our research and development activities include the following:

         -    developing materials that cost less and perform better,

         -    developing new, more efficient manufacturing processes,

         -    improving quality and reducing scrap,

         -    designing components to be easier to manufacture, and

         -    designing components to perform better in their final application.

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

EMPLOYEES

         We believe that our employee relations are generally good. The following table shows the number of our employees at December 31, 2000, 1999, and 1998.

                              DECEMBER 31
                              -----------
                       2000       1999       1998
                       ----       ----       ----
Rubber Group            869        886        816
Metals Group            416        374        463
Corporate Office          5          7          5
                      -----      -----      -----
                      1,290      1,267      1,284
                      =====      =====      =====

         At December 31, 2000, 1999, and 1998, employees at the Rubber Group included 66, 68, and 62 hourly workers, respectively, at one plant location that were subject to a collective bargaining agreement. During the first quarter of 2001, the employees at another location of the Rubber Group, with approximately 200 hourly workers, voted to be represented by a labor union. We anticipate that we will be negotiating with the union in the near future to develop a labor contract under a collective bargaining agreement.

ITEM 2. PROPERTIES

         The following table shows the location and square footage of our manufacturing facilities at December 31, 2000:

                                                     SQUARE
               LOCATION                               FEET
               --------                               ----
Rubber Group:
    Jasper, Georgia                                  101,000
    LaGrange, Georgia                                 77,000
    North Canton, Ohio                                41,000
    Vienna, Ohio                                      60,000
    Rock Hill, South Carolina                         60,000
                                                     -------
       Total Rubber Group                            339,000
                                                     -------

Metals Group:
    Casa Grande, Arizona                              64,000
    Lakewood, New York                                91,000
    Rochester, New York                               60,000
                                                     -------
       Total Metals Group                            215,000
                                                     -------
       Total Company                                 554,000
                                                     =======

         All of our facilities, except those in Jasper, Georgia, and Rochester, New York, are encumbered by mortgages. All of our plants are general manufacturing facilities suitable for our operations. We believe that the facilities are adequate to meet our current operating needs.

         We occupy, in the aggregate, 6,000 square feet of office space for corporate executive and administrative purposes. We lease an office in Cleveland, Ohio, and reimburse an affiliate for the cost of leasing an office in New York City.

ITEM 3. LEGAL PROCEEDINGS

         We are subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. It is our policy to record accruals for claims and legal proceedings when we consider a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may be a party in the future are at various stages of completion. Although we cannot assure you as to the outcome of existing or potential litigation, we currently believe, based upon the information currently available to us, that the outcome of any of those actions would not have a material adverse effect upon our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND OTHER STOCKHOLDER MATTERS

         Our common stock is traded in the over-the-counter market. At March 16, 2001, there were approximately 834 holders of record of our common stock. Trading in shares of our common stock is limited. During 2000 and 1999, trading data for our stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD). The following table sets forth prices at which transactions in our common stock were reported on the OTC Bulletin Board:

                                                YEARS ENDED DECEMBER 31
                                                -----------------------
                                           2000                         1999
                                           ----                         ----
                                    HIGH           LOW           HIGH           LOW
                                    ----           ---           ----           ---
First quarter                      $1.31          $1.05         $1.81          $1.19
Second quarter                     $1.25          $0.75         $1.81          $1.13
Third quarter                      $1.13          $0.97         $1.75          $1.19
Fourth quarter                     $1.22          $0.78         $1.38          $1.19

         We are not able to determine whether retail markups, markdowns, or commissions were included in the above prices. We believe that twelve brokerage firms currently make a market in our common stock, although both bid and asked quotations may be limited.

         We have not paid dividends on our common stock since 1979, and we have no current plans to reinstate the payment of dividends. In addition, we are currently restricted from paying cash dividends on our common stock and on our series B preferred stock, and from redeeming any shares of series B preferred stock because a payment default exists on our senior subordinated notes. We are currently in arrears with respect to the payment of five dividends on the series B preferred stock that were due on March 15, June 15, September 15, and December 15, 2000, and March 15, 2001, and with respect to the redemption of 450 shares of series B preferred stock, at an aggregate redemption price of $90,000, that was scheduled for November 30, 2000. If we are in arrears with respect to six dividend payments on the series B preferred stock, the holders of the series B preferred stock will be entitled to elect two persons to our Board of Directors until the annual meeting of stockholders following the date on which all such arrearages have been paid in full.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for each of the years in the five-year period ended December 31, 2000 (dollar amounts in thousands, except per share amounts). The financial data has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent certified public accountants. This information is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and our consolidated financial statements in Part II, Item 8.


                                                                         YEARS ENDED DECEMBER 31
                                                                         -----------------------
                                                   2000            1999           1998            1997            1996
                                                   ----            ----           ----            ----            ----
SUMMARY OF OPERATIONS:
    Net sales                                   $ 142,762       $ 140,048      $ 126,717       $ 118,631       $ 114,872
                                                =========       =========      =========       =========       =========
    Income from operations                      $   6,653       $  10,286      $   7,198       $   7,784       $   8,565
    Interest expense                                9,913           9,632          9,772           9,065           8,542
    Other income                                       --              --             --             425              --
    Income tax provision (benefit)                   (161)            133            132             672              40
    Extraordinary gain on repurchase of
      debt, net of applicable income taxes             --           1,542             --              --              --
                                                ---------       ---------      ---------       ---------       ---------
         Net income (loss)                      $  (3,099)      $   2,063      $  (2,706)      $  (1,528)      $     (17)
                                                =========       =========      =========       =========       =========
    Net income (loss) per diluted common
      share                                     $   (0.65)      $    0.46      $   (0.65)      $   (0.38)      $   (0.02)
                                                =========       =========      =========       =========       =========
OTHER DATA:

    Depreciation and amortization included
      in operating expense                      $  13,490       $  12,728      $  11,451       $   9,838       $   8,267
    Net cash provided by operating
      activities                                $  22,136       $   5,624      $   8,013       $   7,529       $   8,193
    Earnings before interest, taxes,
      depreciation, and amortization            $  20,143       $  23,014      $  18,649       $  17,622       $  16,832
    Capital expenditures                        $  13,936       $  10,328      $  14,877       $  15,790       $  15,708

                                                                             DECEMBER 31
                                                2000            1999            1998            1997            1996
                                           ---------       ---------       ---------       ---------       ---------
FINANCIAL POSITION:

    Current assets                         $  36,968       $  37,503       $  32,198       $  31,828       $  30,845
    Current liabilities                      117,147         116,460          40,228          36,003          35,167
                                           ---------       ---------       ---------       ---------       ---------
         Net working capital deficit       $ (80,179)      $ (78,957)      $  (8,030)      $  (4,175)      $  (4,322)
                                           =========       =========       =========       =========       =========
    Total assets                           $ 110,289       $ 111,327       $ 108,325       $ 104,124       $  97,030
    Long-term debt, excluding current
      portion                              $     104       $     116       $  74,953       $  72,622       $  65,148
    Series B preferred stock               $     330       $     330       $     375       $     420       $     465
    Total stockholders' deficit            $  (9,536)      $  (7,463)      $  (9,451)      $  (6,667)      $  (5,057)

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

         Because we have substantial borrowings for a company our size and because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than it would have upon a company of the same size that has less debt.

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

RESULTS OF OPERATIONS -- COMPARISON OF 2000, 1999, AND 1998

         The following table sets forth our consolidated operating results for 2000, 1999, and 1998 (dollar amounts in thousands):

                                                                      YEARS ENDED DECEMBER 31
                                                                      -----------------------
                                                   2000                       1999                       1998
                                                   ----                       ----                       ----
Net sales                                 $142,762       100.0%      $140,048       100.0%      $126,717       100.0%

Cost of sales                              125,186        87.7        117,609        84.0        108,513        85.6
                                          --------       -----       --------       -----       --------       -----
Gross profit                                17,576        12.3         22,439        16.0         18,204        14.4

Selling and administrative expenses         10,923         7.7         12,153         8.7         11,006         8.7
                                          --------       -----       --------       -----       --------       -----
Income from operations                       6,653         4.6         10,286         7.3          7,198         5.7

Add back: depreciation and
  amortization (1)                          13,490         9.5         12,728         9.1         11,451         9.0
                                          --------       -----       --------       -----       --------       -----
Earnings before interest, taxes,
  depreciation, and amortization (2)      $ 20,143        14.1%      $ 23,014        16.4%      $ 18,649        14.7%
                                          ========        ====       ========        ====       ========        ====

Net cash provided by operating
  activities (3)                          $ 22,136        15.5%      $  5,624         4.0%      $  8,013         6.3%
                                          ========        ====       ========        ====       ========        ====

(1) Does not include amortization of deferred financing expenses, which totaled $216,000, $234,000, and $198,000, in 2000, 1999, and 1998, respectively, and which is included in interest expense in the consolidated financial statements.

(2) Earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We have presented EBITDA because we believe that EBITDA is used by investors as supplemental information to evaluate the operating performance of a business, including its ability to incur and to service debt. In addition, our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(3) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part II, Item 8.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. During 2000, 1999, and 1998, automotive industry customers of the Rubber Group represented 90.9%, 92.0%, and 90.8%, respectively, of the Rubber Group's net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.

         The three largest customers of the Rubber Group accounted for 48.6%, 50.9%, and 50.1% of the Rubber Group's net sales during 2000, 1999, and 1998, respectively. Loss of a significant amount of business from any of the Rubber Group's large customers could have a material adverse effect upon the Rubber Group and upon our company as a whole if that business were not substantially replaced by additional business from existing or new customers.

         The following table sets forth the operating results of the Rubber Group for 2000, 1999, and 1998 (dollar amounts in thousands):

                                                                       YEARS ENDED DECEMBER 31
                                                                       -----------------------
                                                     2000                       1999                        1998
                                                     ----                       ----                        ----
Net sales                                    $105,929       100.0%      $102,964       100.0%      $ 92,610       100.0%

Cost of sales                                  89,508        84.5         82,405        80.0         73,209        79.0
                                             --------       -----       --------       -----       --------       -----
Gross profit                                   16,421        15.5         20,559        20.0         19,401        21.0

Selling and administrative expenses             5,937         5.6          6,235         6.1          6,100         6.6
                                             --------       -----       --------       -----       --------       -----
Income from operations                         10,484         9.9         14,324        13.9         13,301        14.4

Add back: depreciation and amortization         8,554         8.1          8,096         7.9          7,476         8.0
                                             --------       -----       --------       -----       --------       -----
Earnings before interest, taxes,
  depreciation, and amortization             $ 19,038        18.0%      $ 22,420        21.8%      $ 20,777        22.4%
                                             ========        ====       ========        ====       ========        ====

         During 2000, net sales of the Rubber Group increased by $2,965,000, or 2.9%, compared to 1999. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems, and, to a lesser extent, increased unit sales of components for medical devices, offset, in part, by reduced sales of insulators for automotive ignition wire sets and price reductions on certain automotive components.

         During 2000, income from operations totaled $10,484,000, a decrease of $3,840,000, or 26.8%, compared to 1999. Cost of sales as a percentage of net sales increased during 2000 to 84.5% of net sales from 80.0% of net sales during 1999, primarily due to reduced operating efficiencies and increased levels of scrap at the Company's insulators division and higher employee benefit costs. In an attempt to improve operating performance at the insulators division, a number of management changes were effected during

2000 and a consulting firm was retained to assist the management team of the insulators division in implementing improved operating systems. Cost of sales for 2000 included $1,013,000 of expenses related to the consulting firm's services.

         Selling and administrative expenses as a percentage of net sales decreased during 2000 compared to 1999, primarily because those expenses are partially fixed in nature, and because incentive compensation, consulting fees related to the installation of new computer systems, and foreign selling expenses all decreased when compared to 1999.

         During 2000, EBITDA decreased to $19,038,000, a decrease of $3,382,000, or 15.1%, compared to 1999.

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

         Delphi Automotive Systems Corporation is the Rubber Group's largest customer. During 2000, the Rubber Group's net sales to Delphi totaled $29,126,000, which represented 27.5% of the Rubber Group's net sales. Substantially all of the Rubber Group's sales to Delphi are connector seals for automotive wiring systems.

         For the last four years, most of the connector seals that we sold to Delphi were subject to a multi-year agreement that expires on December 31, 2001. Under the terms of that agreement and several similar agreements that expire at later dates:

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

         During the third quarter of 2000, Delphi requested and we offered a proposal for a multi-year extension of our agreements that would entail substantial price reductions on a number of high-volume components. Although Delphi has not accepted our proposal at this time, we currently believe that:

         -    Delphi will extend the agreements to December 31, 2006,

         - after December 31, 2001, Delphi will insource approximately $3,600,000 of components that we currently produce,

         - we will give Delphi approximately $5,500,000 of annual price reductions that will become effective at various times during 2001,

         - we will achieve annual cost savings of approximately $1,600,000 as a result of reduced material costs and changes in our manufacturing processes,

         - Delphi will purchase certain new tooling that will permit us to make those changes in our manufacturing processes, and

         - substantial new business awarded to the connector seals division by Delphi and other customers and scheduled to begin production in 2001 and subsequent years will generate incremental profits that will, in conjunction with the above mentioned cost savings, offset a major portion of the reduction in profitability caused by the proposed price reductions.

         We cannot assure you that Delphi will accept our proposal or that, if they accept our proposal, the consequences will be as set forth above.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars. During 2000, 1999, and 1998, net sales to automotive industry customers represented 73.8%, 67.2%, and 55.6%, respectively, of the Metals Group's net sales. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The three largest customers of the Metals Group accounted for 49.9%, 50.0%, and 35.3% of the Metals Group's net sales during 2000, 1999, and 1998, respectively. Loss of a significant amount of business from any of the Metals Group's large customers could have a material adverse effect upon the Metals Group and upon our company taken as a whole if that business were not substantially replaced by additional business from existing or new customers.

         Since 1997, we have been implementing a strategy designed to improve the profitability and growth potential of the Metals Group by eliminating the production of a large number of diverse, short-run components and by building productive capacity to manufacture higher-volume components for customers in target markets. The repositioning has entailed a shift to a new customer base and has required that our manufacturing facilities be structured and equipped to run high-volume parts efficiently and accurately. The repositioning of the Metals Group has caused us to experience underabsorption of fixed overhead expenses resulting from the cutback in short-run business. Additionally, the Metals Group has incurred expenses for the implementation of improved quality systems, expenses related to moving equipment and upgrading buildings, costs related to establishing relationships with major new customers, and costs resulting from inefficiencies experienced during the rollout of new products. Certain of these factors and the fact that new, high-volume business is limited at this stage of the transition adversely affected the results of operations of the Metals Group during 2000, 1999, and 1998.

         In May 1999, the Company closed a 21,000 square foot diecasting facility in Manchester, New York. During 1999, and 1998, the Manchester facility had net sales of $935,000, and $2,258,000, respectively, and losses from operations of $186,000 and $237,000, respectively.

         During 1999, the Company recorded expenses related to the closure and disposal of the facility in the amount of $553,000, of which $507,000 was charged to cost of sales and $46,000 was charged to selling and administrative expenses. The expenses were comprised of $335,000 for the write-down of plant and equipment, $107,000 of employee severance payments, and $111,000 of other plant closing costs.

         At December 31, 2000, the book value of the Manchester assets remaining to be disposed of totaled $161,000. The Company presently anticipates that it will complete the disposal of the Manchester assets during 2001.

         The following table sets forth the operating results of the Metals Group for 2000, 1999, and 1998 (dollar amounts in thousands):

                                                                          YEARS ENDED DECEMBER 31
                                                                          -----------------------
                                                        2000                       1999                        1998
                                                        ----                       ----                        ----
Net sales                                     $   36,833     100.0%      $   37,084      100.0%     $   34,107      100.0%

Cost of sales                                     35,678      96.9           35,204       94.9          35,304      103.5
                                              ----------     -----       ----------      -----      ----------      -----
Gross profit (loss)                                1,155       3.1            1,880        5.1          (1,197)      (3.5)

Selling and administrative expenses                2,741       7.4            3,472        9.4           2,877        8.4
                                              ----------     -----       ----------      -----      ----------      -----
Loss from operations                              (1,586)     (4.3)          (1,592)      (4.3)         (4,074)     (11.9)

Add back: depreciation and amortization            4,849      13.2            4,585       12.4           3,957       11.6
                                              ----------     -----       ----------      -----      ----------      -----
Earnings before interest, taxes,
  depreciation, and amortization              $    3,263       8.9%      $    2,993        8.1%     $     (117)      (0.3)%
                                              ==========       ===       ==========        ===      ==========       ====

         During 2000, net sales of the Metals Group decreased by $251,000, or 0.7%, compared to 1999. This decrease resulted primarily from a reduction in low-volume business, the shutdown of the Manchester facility, and reduced sales of tooling, partially offset by increases in sales of higher-volume components.

         The Metals Group recorded a loss from operations of $1,586,000 during 2000, compared to a loss from operations of $1,592,000 during 1999. The loss for 2000 included a loss of $325,000 on the disposal and write-down of assets held for sale, which was charged to cost of sales. The loss for 1999 included a loss from operations of $186,000 and closure costs of $553,000 related to the Manchester facility. Excluding the $325,000 loss on the disposal and write-down of assets held for sale during 2000, and $507,000 of Manchester closure expenses that were charged to cost of sales during 1999, cost of sales as a percentage of net sales increased from 93.6% during 1999 to 96% during 2000, primarily due to higher employee compensation costs, higher costs for production supplies, and increased depreciation expense.

         Selling and administrative expenses as a percentage of net sales decreased during 2000 compared to 1999, primarily due to reduced consulting fees related to the installation of new computer systems, the elimination of certain expenses as a result of the shutdown of the Metals Group's facility in Manchester, New York, and reduced incentive compensation.

         During 2000, EBITDA increased to $3,263,000, an increase of $270,000, or 9.0%, compared to 1999.

         During 1999, net sales of the Metals Group increased by $2,977,000, or 8.7%, compared to 1998. This increase resulted primarily from increased unit sales of automotive components and increased tooling sales, offset, in part, by the effects of the shutdown of the Manchester facility and of the reduction in low-volume business.

         During 1999, the Metals Group incurred a loss from operations of $1,592,000, compared to a loss from operations of $4,074,000 during 1998. If the $553,000 of closure costs related to the Manchester facility were excluded from the Metals Group's operating results, the Metals Group would have incurred a loss from operations of $1,039,000 during 1999. If the $507,000 of closure expenses charged to cost of sales during 1999 were excluded from the Metals Group's operating results, cost of sales as a percentage of net sales would have decreased from 103.5% during 1998 to 93.6% during 1999, primarily due to increased absorption of fixed manufacturing overhead, which resulted from higher sales levels, and a reduction in direct labor costs as a percentage of net sales, which resulted from improved operating efficiencies and increased utilization of skilled equipment operators who had been retained during prior periods of lower sales volume.

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

         The following table sets forth the operating results of the corporate office for 2000, 1999, and 1998 (dollar amounts in thousands):

                                                                  YEARS ENDED DECEMBER 31
                                                           2000            1999             1998
                                                           ----            ----             ----
Loss from operations                                    $   (2,245)     $   (2,446)      $   (2,029)

Add back: depreciation and
 amortization (1)                                               87              47               18
                                                        ----------      ----------       ----------
Earnings before interest, taxes,
 depreciation, and amortization                         $   (2,158)     $   (2,399)      $   (2,011)
                                                        ==========      ==========       ==========

              (1) Excludes amortization of deferred financing expenses, which totaled $216,000, $234,000, and $198,000, in 2000, 1999, and
                  1998, respectively, and which is included in interest expense in the consolidated financial statements.

         Corporate office expenses declined in 2000, primarily because no management incentive compensation was accrued for corporate office personnel in 2000.

INTEREST EXPENSE

         During 2000, 1999, and 1998, interest expense totaled $9,913,000, $9,632,000, and $9,772,000, respectively. During 2000, 1999, and 1998, interest expense included amortization of deferred financing expenses of $216,000, $234,000, and $198,000, respectively. The increase in interest expense in 2000 was caused primarily by higher rates of interest on our floating rate indebtedness and our senior unsecured notes.

EXTRAORDINARY GAIN

         During 1999, we recorded an extraordinary gain, net of the related income tax provision, of $1,542,000 on the repurchase of $4,308,000 principal amount of our senior subordinated notes.

INCOME TAX PROVISION (BENEFIT)

         During 2000, the income tax benefit totaled $161,000, which consisted primarily of the refund of federal income tax expensed in a prior period.

         During 1999, the income tax provision was $526,000 of which $133,000 related to our income from operations and $393,000 related to the extraordinary gain on the repurchase of debt. During 1999, the income tax provision consisted primarily of federal alternative minimum taxes. During 1998, the income tax provision consisted primarily of state income taxes.

         For additional information concerning income taxes and related matters, see Note 9 to the consolidated financial statements in Part II, Item 8.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During 2000, our operating activities provided $22,136,000 of cash.

         Accounts receivable decreased by $4,186,000. This decrease was caused primarily by a decrease in net sales during December 2000 compared to December 1999, and an unusual year-end build-up in accounts receivable during 1999.

         Accounts payable increased by $8,396,000. This increase was caused primarily by our decision to delay the payment of accounts payable in order to preserve liquidity. Our ability to continue to delay the payment of accounts payable is dependent upon the continued forbearance of numerous vendors and the willingness of certain vendors to continue to provide us with goods and services despite delays in payment. We currently do not have funds available to make material reductions in the level of accounts payable. Any effort by significant trade creditors to collect past due accounts payable could force us to seek relief from our creditors under the Federal bankruptcy code. Any unwillingness of significant vendors to continue to provide us with goods and services could cause us to be unable to meet the requirements of our customers. Either of the foregoing events could have a material adverse effect on our results of operations and financial position.

INVESTING ACTIVITIES

         During 2000, our investing activities used $13,836,000 of cash, primarily for capital expenditures. The following table sets forth capital expenditures for the Rubber Group, the Metals Group, and the corporate office during 2000, 1999, and 1998 (dollar amounts in thousands):

                                            YEARS ENDED DECEMBER 31
                                     2000            1999            1998
                                     ----            ----            ----
Rubber Group:
    Equipment                     $    9,160      $    7,201      $    8,277
    Land and buildings                 1,195             307             105
                                  ----------      ----------      ----------
                                      10,355           7,508           8,382
                                  ----------      ----------      ----------

Metals Group:
    Equipment                          3,542           2,542           6,184
    Land and buildings                    38             169             238
                                  ----------      ----------      ----------
                                       3,580           2,711           6,422
                                  ----------      ----------      ----------

Corporate office:
    Equipment                              1             109              73
    Land and buildings                     -               -               -
                                  ----------      ----------      ----------
                                           1             109              73
                                  ----------      ----------      ----------

Total company:
    Equipment                         12,703           9,852          14,534
    Land and buildings                 1,233             476             343
                                  ----------      ----------      ----------
                                  $   13,936      $   10,328      $   14,877
                                  ==========      ==========      ==========

         We presently project that capital expenditures will total approximately $7,300,000 in 2001, including $7,000,000 for equipment and $300,000 for land and buildings. Capital expenditures for the Rubber Group and the Metals Group are projected to total approximately $5,200,000 and $2,100,000, respectively, during 2001. We project that approximately $1,500,000 will be expended to rebuild or replace existing equipment, and approximately $5,800,000 will be expended to effect cost reductions and expand productive capacity.

         At December 31, 2000, we had outstanding commitments to purchase plant and equipment of approximately $4,357,000.

         FINANCING ACTIVITIES

         During 2000, our financing activities used $8,243,000 of cash, primarily to make scheduled monthly payments on our secured, amortizing term loans. During 2000, we obtained new term loans in the aggregate amount of $2,460,000, which refinanced loans outstanding under our revolving line of credit.

         Net borrowings under our revolving line of credit, which are classified as short-term debt, decreased by $2,291,000 during 2000, primarily as a result of reduced borrowing availability, due to the reduction in accounts receivable at December 31, 2000.

         On February 1, 2000, our junior subordinated convertible notes, in the aggregate principal amount of $1,000,000, were converted into 440,000 shares of common stock.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit, which expires on April 1, 2002, is subject to covenant compliance and certain availability formulas based on the levels of our accounts receivable and inventories. At March 28, 2001, availability under our revolving line of credit totaled $2,498,000 before outstanding checks of $1,110,000 were deducted.

         We have substantial borrowings for a company our size. Because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than if we had less debt. We are in default in the payment of our senior subordinated notes, which have a principal amount of $27,412,000 and accrued interest, as of December 31, 2000, of $4,951,000. In addition, we have secured term notes with scheduled balloon maturities during 2001 of $2,351,000, and $1,370,000 of secured term notes and $7,847,000 of unsecured term notes that have been extended to mature during the second quarter of 2001. Excluding the debt listed above, there are $8,365,000 of scheduled principal payments during 2001 on our secured, amortizing term loans. We estimate that, if our debt is not restructured or refinanced, the interest expense on all of our debt during 2001, at existing contractual rates, would be approximately $9,400,000.

         As discussed in more detail below, we are in the process of negotiating extensions of all of our matured and maturing debt. Although there can be no assurance that we will be successful in this effort, if we were to complete these extensions on the proposed terms, which are set forth below, we estimate that our monthly interest expense would increase by approximately $160,000.

         If we are to complete the extensions of our matured and maturing debt, it will be necessary to renegotiate our senior, secured financing arrangements in order to provide financing for our on-going capital expenditure requirements and to reduce our accounts payable to levels that are considered customary for the industries in which we operate. If we are unable to obtain adequate financing to reduce our accounts payable to these levels, we may be required to negotiate with certain of our trade creditors to further extend the payment dates of our past-due accounts payable. We can give you no assurance that we will be able to obtain the necessary financing or extensions of past-due accounts payable. If we are unable to do so, we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

         Based upon our current business plan, even if we are unable to complete the proposed extensions of our matured and maturing debt, we believe that we will have adequate financing to meet our working capital and capital expenditure requirements and the scheduled payments on our secured, amortizing term loans through the end of 2001, and to make gradual reductions in our past-due accounts payable, without the need for additional borrowings, if:

         - the holders of our senior subordinated notes do not take action to enforce their rights against us,

         - none of our significant trade creditors take action to collect past-due accounts payable or refuse to continue to provide us with goods and services,

         - the holders of our 12% secured term note, our senior unsecured note, and our junior subordinated note are willing to continue to grant waivers and extensions similar to those granted previously,

         - the holders of our secured, amortizing term loans are willing to continue to grant waivers similar to those granted previously and to extend the scheduled balloon maturities during 2001, and

         - the lenders under our revolving line of credit are willing to continue to grant waivers similar to those granted previously and to continue to provide revolving loans in accordance with the availability formulas presently in effect.

         We had a net working capital deficit of $80,179,000 at December 31, 2000, compared to a net working capital deficit of $78,957,000 at December 31, 1999.

         The working capital deficit exists primarily because:

         - our senior subordinated notes, which have an aggregate principal balance of $27,412,000, matured during the first half of 2000 and our 12% secured term note, our senior unsecured note, and our junior subordinated note, which have an aggregate principal balance of $9,217,000, were originally scheduled to mature during 2000 but have been extended for three month intervals; consequently, all of this indebtedness was classified as current liabilities in our consolidated financial statements at December 31, 2000 and 1999; and

         - the long-term portions of our secured, amortizing term loans were classified as current liabilities at December 31, 2000 and 1999, because at each of those dates, the lenders had granted waivers, for a period of less than one year, of defaults on those term loans related to the payment default on the senior subordinated notes.

         Substantially all of our assets are pledged as collateral for certain of our indebtedness. Certain of our financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage and other covenants that place certain restrictions on our business and operations, including covenants relating to the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of our assets, the purchase of plant and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of our financing arrangements include cross-default provisions.

         From time to time, our lenders have agreed to waive or amend certain of the financial covenants contained in our various loan agreements in order to maintain or otherwise ensure our current or future compliance. A covenant requiring a minimum level of working capital, as defined in the covenant, was amended once during 2000. A covenant that limits the amount of past due accounts payable has been amended three times over the past year, most recently through June 29, 2001. A covenant requiring a minimum level of tangible net worth was amended twice during the past year, most recently through June 30, 2001. A covenant requiring a minimum level of cash flow coverage, as defined in the covenant, has been amended through June 30, 2001. We cannot assure you that our lenders will agree to waive or amend these covenants in the future. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend or waive those covenants, the lenders would have the right to declare the indebtedness under their loan agreements to be immediately due and payable and the violation might trigger cross-default provisions under substantially all of our other indebtedness. In those circumstances, the holders of that indebtedness, would have, among other things, the right to declare the indebtedness to be immediately due and payable, in which event, we might be required to consider alternatives, including seeking relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

         On December 28, 1999, we commenced a consent solicitation seeking consents of the holders of our senior subordinated notes to an extension of the maturity date of the notes from February 1, 2000, to February 1, 2003, and providing for certain increases in the interest rate payable on the notes. The consent solicitation expired on December 29, 2000, without our having received the requisite consents.

         Since February 1, 2000, we have held numerous discussions with the four largest holders of the senior subordinated notes. In March 2001, we reached agreement in principle with the four largest holders of the senior subordinated notes on the terms of a restructuring of the senior subordinated notes. The major terms of the agreement in principle are set forth below:

         - conversion of the accrued and unpaid interest on the senior subordinated notes, which aggregated $4,951,000 at December 31, 2000, into additional senior subordinated notes,

         -    an extension of the maturity date to December 31, 2004,

         - an increase in the interest rate to 14% for the period from the effective date of the restructuring through December 31, 2001, and to 15% thereafter,

         - a change in the frequency of interest payments from semi-annual to quarterly, and

         - a number of changes in financial covenants, primarily designed to reduce our ability to incur additional debt, pay cash dividends, and redeem capital stock.

         If the restructuring becomes effective, we have agreed to pay a consent fee to each holder that consents to the restructuring in the amount of 3% of the principal amount of that holder's senior subordinated notes and to issue warrants to purchase, in the aggregate, approximately 3% of our outstanding common stock.

         Since February 1, 2000, the holders of substantially all of our indebtedness other than the senior subordinated notes have waived cross-default provisions with respect to the default on the senior subordinated notes and have granted extensions of loans that have been scheduled to mature. The actions of the various lenders are set forth below.

         - The lenders providing loans under our revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default on the senior subordinated notes through May 1, 2001, and have amended certain covenants to eliminate defaults that would otherwise have occurred because all of our secured, amortizing term loans were classified as current liabilities in our consolidated financial statements.

         - The holder of our 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note from January 31, 2000, to April 30, 2001; that note has no cross-default provision with respect to the default on the senior subordinated notes.

         - The holder of our senior unsecured note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note from February 1, 2000, to May 1, 2001, and has waived the cross-default provisions with respect to the default on the senior subordinated notes. During 2000, we reached a non-binding agreement with the holder of our senior unsecured note on a proposed amendment to the terms of the senior unsecured note. In connection with that non-binding agreement, the effective interest rate on the note increased to 12-1/2% for the nine-month period ending May 1, 2001. We have recently made a revised proposal to amend the terms of the senior unsecured note. The principal terms of the proposal are the following:

                        - an extension of the maturity date to December 31, 2004,

                        - an increase in the interest rate to 13% for the period from the effective date of the amendment through December 31, 2001, with a further increase to 14% thereafter, and

                        - quarterly principal payments of $625,000, commencing on March 31, 2002.

              We have offered to pay an amendment fee of 2% of the principal amount of the senior unsecured note. The holder of the senior unsecured note has not yet responded to our proposal.

         - The holder of our junior subordinated notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes from May 1, 2000, to May 1, 2001, has deferred five quarterly interest payments on those notes to May 1, 2001, and has waived the cross-default provision with respect to the default on the senior subordinated notes.

         - The holders of our junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred one quarterly interest payment on those notes to May 1, 2001, and have waived the cross-default provision with respect to the default on the senior subordinated notes. On February 1, 2000, the junior subordinated convertible notes were converted into 440,000 shares of our common stock.

         Since February 1, 2000, we have made all scheduled payments of interest and principal on all of our indebtedness as extended, other than the senior subordinated notes, and we have continued to borrow under our revolving line of credit and have received new term loans secured by equipment in the aggregate principal amount of $4,460,000 under two of our equipment lines of credit.

         Although, as mentioned above, we expect to begin shortly a consent solicitation seeking consent of the holders of the senior subordinated notes to amendments that reflect the terms of our agreement in principle with the four largest holders of the senior subordinated notes, we can give you no assurance that we will be able to obtain the necessary consents, nor can we give you any assurance that we will be able to reach an agreement for an extension of our senior unsecured note, to negotiate extensions of our past-due accounts payable, or to renegotiate our senior secured financing arrangements on terms satisfactory to us. If we are unable to do so, we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

INFLATION

         We generally attempt to pass through fluctuations in raw material costs to our customers; however, many of our customers will not accept price increases from us to compensate for increases in labor and overhead expenses that result from inflation. To offset inflationary increases in costs that we cannot pass through to our customers and to maintain or improve our operating margins, we attempt to improve our production efficiencies and manufacturing processes.

ENVIRONMENTAL MATTERS

         We have been named from time to time as one of numerous potentially responsible parties or third-party defendants under applicable environmental laws for restoration costs at waste-disposal sites, and as a defendant or potential defendant in various other environmental law matters. It is our policy to record accruals for matters of these types when we deem a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may in the future be a party are at various stages of completion; although we can give you no assurance as to the outcome of existing or potential environmental litigation, based upon the information currently available to us, we believe that the outcome thereof will not have a material adverse effect upon our financial position. You will find information concerning certain other commitments and contingencies affecting us in "Note 12 - Commitments and Contingencies" in the notes to our consolidated financial statements in Part II, Item 8.

QUARTERLY FINANCIAL DATA

         For quarterly financial data please refer to "Note 16 - Quarterly Financial Data" in the notes to our consolidated financial statements in Part II, Item 8.

RECENTLY ISSUED ACCOUNTING STANDARDS

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS

         On December 31, 2000, the company adopted "United States Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements" ("SAB 101"), which summarizes the staff's views regarding the accounting for selected revenue recognition issues in accordance with accounting principles generally accepted in the United States. Our adoption of SAB 101 during the fourth quarter of 2000 did not affect our results of operations or financial position.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), requires all derivative instruments to be recognized on the balance sheet at fair value. We must adopt FAS 133 no later than January 1, 2001. We believe that our adoption of FAS 133 during the first quarter of 2001 will not have a material effect on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At December 31, 2000, we had $46,380,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2-1/2%, LIBOR plus 2-3/4%, or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At December 31, 2000, we had outstanding $42,720,000 of fixed-rate, long-term debt with a weighted-average interest rate of 12.1%, of which $39,083,000 has matured or is scheduled to mature during 2001. If we are able to refinance or extend the matured or maturing debt, it will be at interest rates that are significantly higher than the weighted-average interest rate on the matured or maturing debt. We have reached an agreement in principle with the holders of approximately 75% of our $27,412,000 of outstanding senior subordinated notes to extend the maturity date of those notes from February 1, 2000, to December 31, 2004, to issue additional senior subordinated notes in payment of accrued and unpaid interest on the notes through the effective date of the proposed amendment, and to increase the interest rate on the senior subordinated notes to 14% for the period from the effective date of the proposed amendment through December 31, 2001, and to 15% thereafter. We have also proposed to extend the maturity date of our $7,500,000 senior unsecured note from May 1, 2001, to December 31, 2004, and to increase the interest rate thereon to 13% from the effective date of the amendment through December 31, 2001, and to 14% thereafter.

         If we are successful in our effort to negotiate extensions of our matured and maturing debt on the proposed terms discussed above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in Part II, Item 7, we estimate that our monthly interest expense would increase by approximately $160,000.

         We recommend that you also read "Note 5 - Debt" in the notes to our consolidated financial statements in Part II, Item 8.

                       THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
         Report of Independent Auditors..................................     26

         Consolidated Statement of Operations for the Years Ended
            December 31, 2000, 1999, and 1998............................     27

         Consolidated Balance Sheet at December 31, 2000 and 1999........     28

         Consolidated Statement of Stockholders' Deficit for
           the Years Ended December 31, 2000, 1999, and 1998.............     30

         Consolidated Statement of Cash Flows for the Years Ended
           December 31, 2000, 1999, and 1998.............................     31

         Notes to Consolidated Financial Statements......................     32

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Lexington Precision Corporation and its subsidiaries at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule contained in
Part IV, Item 14, of the Company's report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and its subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that Lexington Precision Corporation will continue as a going concern. As more fully described in Notes 1 and 5, the Company has approximately $89,000,000 of short-term debt, including $27,412,000 principal amount of senior subordinated notes that matured on February 1, 2000, and that have not been paid. Substantial doubt exists about the Company's ability to refinance, extend, amend, or exchange such obligations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect this uncertainty.




                                            ERNST & YOUNG LLP


Cleveland, Ohio
March 30, 2001

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                              YEARS ENDED DECEMBER 31
                                                                              -----------------------
                                                                        2000            1999           1998
                                                                        ----            ----           ----
Net sales                                                            $ 142,762       $ 140,048      $ 126,717

Cost of sales                                                          125,186         117,609        108,513
                                                                     ---------       ---------      ---------

Gross profit                                                            17,576          22,439         18,204

Selling and administrative expenses                                     10,923          12,153         11,006
                                                                     ---------       ---------      ---------
           Income from operations                                        6,653          10,286          7,198

Interest expense                                                         9,913           9,632          9,772
                                                                     ---------       ---------      ---------
           Income (loss) before income taxes and
            extraordinary item                                          (3,260)            654         (2,574)

Income tax provision (benefit)                                            (161)            133            132
                                                                     ---------       ---------      ---------
           Income (loss) before extraordinary item                      (3,099)            521         (2,706)

Extraordinary gain on repurchase of debt, net of
  applicable income taxes                                                   --           1,542             --
                                                                     ---------       ---------      ---------

           Net income (loss)                                         $  (3,099)      $   2,063      $  (2,706)
                                                                     =========       =========      =========

Per share data:

           Basic and diluted income (loss) before extraordinary
            item                                                     $   (0.65)      $    0.10      $   (0.65)

           Extraordinary gain on repurchase of debt, net of
            applicable income taxes                                         --            0.36             --
                                                                     ---------       ---------      ---------

           Basic and diluted net income (loss) available to
            common stockholders                                      $   (0.65)      $    0.46     $    (0.65)
                                                                     =========       =========     ==========

See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)


                                                                         DECEMBER 31
                                                                         -----------
                                                                      2000          1999
                                                                      ----          ----
ASSETS:

  Current assets:
    Cash                                                            $     65      $      8
    Accounts receivable                                               19,912        24,098
    Inventories                                                       11,109         9,492
    Prepaid expenses and other current assets                          3,833         2,229
    Deferred income taxes                                              2,049         1,676
                                                                    --------      --------
        Total current assets                                          36,968        37,503
                                                                    --------      --------

  Plant and equipment:
    Land                                                               2,348         1,570
    Buildings                                                         24,022        23,566
    Equipment                                                        106,004        96,694
                                                                    --------      --------
                                                                     132,374       121,830
    Accumulated depreciation                                          69,596        60,041
                                                                    --------      --------
        Plant and equipment, net                                      62,778        61,789
                                                                    --------      --------
    Excess of cost over net assets of businesses acquired, net         8,147         8,462
                                                                    --------      --------
    Other assets, net                                                  2,396         3,573
                                                                    --------      --------
                                                                    $110,289      $111,327
                                                                    ========      ========

See notes to consolidated financial statements.         (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)


                                                                         DECEMBER 31
                                                                    2000            1999
                                                                    ----            ----
LIABILITIES AND STOCKHOLDERS' DEFICIT:

    Current liabilities:
        Accounts payable                                         $  16,993       $   8,597

        Accrued expenses                                            11,158           9,794

        Short-term debt                                             88,984          98,057

        Current portion of long-term debt                               12              12
                                                                 ---------       ---------
            Total current liabilities                              117,147         116,460
                                                                 ---------       ---------

    Long-term debt, excluding current portion                          104             116
                                                                 ---------       ---------
    Deferred income taxes and other long-term liabilities            2,244           1,884
                                                                 ---------       ---------
    Series B preferred stock, $100 par value, at
      redemption value                                                 660             660

    Excess of redemption value over par value                         (330)           (330)
                                                                 ---------       ---------
        Series B preferred stock at par value                          330             330
                                                                 ---------       ---------
    Stockholders' deficit:
        Common stock, $0.25 par value, 10,000,000 shares
          authorized, 4,828,036 and 4,348,951 shares issued
          at December 31, 2000 and 1999, respectively                1,207           1,087
        Additional paid-in-capital                                  12,960          12,160
        Accumulated deficit                                        (23,703)        (20,493)
        Cost of common stock in treasury, 85,915 shares
          at December 31, 1999                                          --            (217)
                                                                 ---------       ---------
             Total stockholders' deficit                            (9,536)         (7,463)
                                                                 ---------       ---------

                                                                 $ 110,289       $ 111,327
                                                                 =========       =========

See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                             (THOUSANDS OF DOLLARS)

                                                     ADDITIONAL                                     TOTAL
                                        COMMON        PAID-IN-     ACCUMULATED      TREASURY    STOCKHOLDERS'
                                         STOCK        CAPITAL        DEFICIT         STOCK         DEFICIT
                                         -----        -------        -------         -----         -------
Balance at December 31, 1997           $  1,087      $ 12,313       $(19,850)      $   (217)      $ (6,667)
                                       ========      ========       ========       ========       ========

Net loss                                     --            --         (2,706)            --         (2,706)
Preferred stock dividends
  and redemptions                            --           (78)            --             --            (78)
                                       --------      --------       --------       --------       --------

Balance at December 31, 1998           $  1,087      $ 12,235       $(22,556)      $   (217)      $ (9,451)
                                       ========      ========       ========       ========       ========

Net income                                   --            --          2,063             --          2,063
Preferred stock dividends
  and redemptions                            --           (75)            --             --            (75)
                                       --------      --------       --------       --------       --------

Balance at December 31, 1999           $  1,087      $ 12,160       $(20,493)      $   (217)      $ (7,463)
                                       ========      ========       ========       ========       ========
Net loss                                     --            --         (3,099)            --         (3,099)
Issuance of 125,000 shares of
  restricted stock                           10           (90)          (137)           217             --
Amortization of restricted stock
  grants                                     --            --             26             --             26
Conversion of junior subordinated
  notes into 440,000 shares of
  common stock                              110           890             --             --          1,000
                                       --------      --------       --------       --------       --------

Balance at December 31, 2000           $  1,207      $ 12,960       $(23,703)      $     --       $ (9,536)
                                       ========      ========       ========       ========       ========

See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                        YEARS ENDED DECEMBER 31
                                                                                        -----------------------
                                                                                   2000           1999           1998
                                                                                   ----           ----           ----
OPERATING ACTIVITIES:

    Net income (loss)                                                           $ (3,099)      $  2,063       $ (2,706)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Extraordinary gain on repurchase of debt                                    --         (1,935)            --
          Depreciation                                                            12,059         10,971         10,001
          Amortization included in operating expense                               1,431          1,757          1,450
          Amortization included in interest expense                                  216            234            198
          Changes in operating assets and liabilities that provided (used)
            cash:
                Accounts receivable                                                4,186         (6,261)          (258)
                Inventories                                                       (1,617)           678         (1,139)
                Prepaid expenses and other assets                                 (1,093)           (99)           747
                Accounts payable                                                   8,396         (2,694)        (1,337)
                Accrued expenses                                                   1,364            449            850
            Other                                                                    293            461            207
                                                                                --------       --------       --------
                Net cash provided by operating activities                         22,136          5,624          8,013
                                                                                --------       --------       --------

INVESTING ACTIVITIES:

    Purchases of plant and equipment                                             (13,936)       (10,328)       (14,877)
    Decrease (increase) in equipment deposits                                        447           (231)           261
    Proceeds from sales of equipment                                                 313            162            913
    Expenditures for tooling owned by customers                                   (1,076)          (697)        (1,901)
    Other                                                                            416            170            570
                                                                                --------       --------       --------
                Net cash used by investing activities                            (13,836)       (10,924)       (15,034)
                                                                                --------       --------       --------

FINANCING ACTIVITIES:

    Net increase (decrease) in short-term debt                                    (2,291)         8,473          4,155
    Proceeds from issuance of long-term debt                                       2,460         15,567          8,891
    Repayment of long-term debt                                                   (8,254)       (16,092)        (6,003)
    Repurchase of debt                                                                --         (2,373)            --
    Other                                                                           (158)          (370)          (127)
                                                                                --------       --------       --------
        Net cash provided (used) by financing activities                          (8,243)         5,205          6,916
                                                                                --------       --------       --------

Net increase (decrease) in cash                                                       57            (95)          (105)
Cash at beginning of year                                                              8            103            208
                                                                                --------       --------       --------
Cash at end of year                                                             $     65       $      8       $    103
                                                                                ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                               $  6,214       $  9,618       $  9,567
    Income taxes paid                                                           $    113       $     96       $    136

See notes to consolidated financial statements

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

         INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):

                                              DECEMBER 31
                                              -----------
                                           2000         1999
                                           ----         ----
Finished goods                           $ 5,067       $3,565
Work in process                            2,677        2,503
Raw materials and purchased parts          3,365        3,424
                                         -------       ------
                                         $11,109       $9,492
                                         =======       ======

         PLANT AND EQUIPMENT

         Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (15 to 32 years for buildings and 3 to 8 years for equipment). When property is retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated. Maintenance and repair expenses are charged against income as incurred, while major improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repair expenses were $7,817,000, $6,099,000, and $5,169,000 for 2000, 1999, and 1998, respectively.

         EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED

         The excess of cost over net assets of businesses acquired (goodwill) is amortized on the straight-line method, principally over 40 years. At December 31, 2000 and 1999, accumulated amortization of goodwill was $3,842,000 and $3,527,000, respectively. During 2000, 1999, and 1998, amortization of goodwill totaled $315,000, $316,000, and $316,000, respectively. The Company assesses the recoverability of goodwill and other long-lived assets, when events or changes in circumstances indicate that the carrying amount may be impaired, by evaluating whether the anticipated undiscounted

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future cash flows of the related business will be sufficient to recover the carrying amount over the remaining useful life of the asset. If the future undiscounted cash flows are not adequate to recover the carrying value of an asset over its remaining life, the carrying amount of that asset is adjusted to its fair value.

         DEFERRED FINANCING EXPENSES

         Deferred financing expenses are amortized over the lives of the related debt instruments.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses are recorded as expenses in the year incurred. These costs totaled approximately $850,000, $878,000, and $450,000 during 2000, 1999, and 1998, respectively.

         NET INCOME OR LOSS PER COMMON SHARE

         Basic net income or loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net income or loss per share is calculated after giving effect to all potential common shares that were dilutive, using the treasury stock method. Potential common shares are securities (such as convertible debt securities and convertible preferred stock) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion rights. For purposes of the net income or loss per common share calculations, net income or loss has been reduced by preferred stock dividends declared and the amount by which the redemption value of preferred shares redeemed exceeds the par value of such shares.

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

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS

         On December 31, 2000, the company adopted "United States Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements" ("SAB 101"), which summarizes the staff's views regarding the accounting for selected revenue recognition issues in accordance with accounting principles generally accepted in the United States. The adoption of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAB 101 by the Company did not affect the results of operations or the financial position of the Company.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), requires all derivative instruments to be recognized on the balance sheet at fair value. FAS 133 must be adopted by the Company no later than January 1, 2001. The Company believes that the adoption of FAS 133 will not affect the results of operations or the financial position of the Company.

         BASIS OF PRESENTATION

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company is in default on the senior subordinated notes because it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on February 1, 2000. On December 28, 1999, the Company had commenced a consent solicitation seeking consents of the holders of the senior subordinated notes to an extension of the maturity date of the senior subordinated notes to February 1, 2003, and providing for certain increases in the interest rate payable on the notes. The consent solicitation expired on December 29, 2000.

         During March 2001, the Company reached agreement in principle with the four largest holders of the senior subordinated notes on the terms of a restructuring of the senior subordinated notes. The major terms of the agreement in principle are set forth below:

         - conversion of the accrued and unpaid interest on the senior subordinated notes, which aggregated $4,951,000 at December 31, 2000, into additional senior subordinated notes,

         -    an extension of the maturity date to December 31, 2004,

         - an increase in the interest rate to 14% for the period from the effective date of the restructuring through December 31, 2001, and to 15% thereafter,

         - a change in the frequency of interest payments from semi-annual to quarterly, and

         - a number of changes in financial covenants, primarily designed to reduce the Company's ability to incur additional debt, pay cash dividends, and redeem capital stock.

         If the restructuring becomes effective, the Company will pay a consent fee to each holder that consents to the restructuring in the amount of 3% of the principal amount of that holder's senior subordinated notes and issue warrants to purchase, in the aggregate, approximately 3% of the Company's outstanding common stock.

         Since February 1, 2000, the holders of substantially all of the Company's indebtedness other than the senior subordinated notes have waived cross-default provisions with respect to the default on the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

senior subordinated notes and have granted extensions of loans that have been scheduled to mature. The actions of the various lenders are set forth below.

         - The lenders providing loans under the Company's revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default on the senior subordinated notes through May 1, 2001, and have amended certain covenants to eliminate defaults that would otherwise have occurred because all of the Company's secured, amortizing term loans were classified as current liabilities in the Company's consolidated financial statements.

         - The holder of the Company's 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note from January 31, 2000, to April 30, 2001; that note has no cross-default provision with respect to the default on the senior subordinated notes.

         - The holder of the Company's senior unsecured note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note from February 1, 2000, to May 1, 2001, and has waived the cross-default provisions with respect to the default on the senior subordinated notes. During 2000, the Company reached a non-binding agreement with the holder of the senior unsecured note on a proposed amendment to the terms of the senior subordinated note. In connection with that non-binding agreement, the effective interest rate on the note increased to 12-1/2% for the nine-month period ending May 1, 2001. The Company recently made a revised proposal to amend the terms of the senior unsecured note. The principal terms of that proposal are the following:

                        - an extension of the maturity date to December 31, 2004,

                        - an increase in the interest rate to 13% for the period from the effective date of the amendment through December 31, 2001, with a further increase to 14% thereafter,

                        - quarterly principal payments of $625,000, commencing on March 31, 2002.

              The Company has offered to pay an amendment fee of 2% of the principal amount of the senior unsecured note. The holder of the senior unsecured note has not yet responded to the Company's proposal.

         - The holder of the Company's junior subordinated notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes from May 1, 2000, to May 1, 2001, has deferred five quarterly interest payments on those notes to May 1, 2001, and has waived the cross-default provision with respect to the default on the senior subordinated notes.

         - The holders of the Company's junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred one quarterly interest payment on those notes to May 1, 2001, and have waived the cross-default provision with respect to the default on the senior subordinated

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              notes. On February 1, 2000, the junior subordinated convertible notes were converted into 440,000 shares of our common stock.

         If the Company is to complete the extensions of its matured and maturing debt, it will be necessary to renegotiate its senior, secured financing arrangements in order to provide financing for on-going capital expenditure requirements and to reduce accounts payable to levels that are considered customary for the industries in which it operates. If the Company is unable to obtain adequate financing to reduce its accounts payable to these levels, it may be required to negotiate with certain of its trade creditors to further extend the payment dates of its past-due accounts payable. There can be no assurance that the Company will be able to obtain the necessary financing or extensions of past-due accounts payable.

         Since February 1, 2000, the Company has made all scheduled payments of interest and principal on all of its indebtedness, as extended, other than the senior subordinated notes, and has continued to borrow under its revolving line of credit and has received new term loans secured by equipment in the aggregate principal amount of $4,460,000 under two of its equipment lines of credit.

         Although, as mentioned above, the Company expects to begin shortly a consent solicitation seeking consent of the holders of the senior subordinated notes to an amendment that reflects the terms of the agreement in principle with the four largest holders of the senior subordinated notes, the Company can give no assurance that it will be able to obtain the necessary consents, to reach an agreement for an extension of the senior unsecured notes, to negotiate an extension of past-due accounts payable, or to renegotiate its senior, secured financing arrangements on satisfactory terms. If the Company is unable to do so, it may be forced to seek relief from its creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on the Company's results of operations and financial position.

         RECLASSIFICATIONS

         Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the presentation for 2000.

NOTE 2 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

         At December 31, 2000 and 1999, other current assets included $1,972,000 and $1,477,000, respectively, of tooling manufactured or purchased by the Company pursuant to purchase orders issued by customers of the Company. Upon customer approval of the components produced by such tooling, which normally takes less than 90 days, the customer is obligated to pay for the tooling in accordance with previously agreed-upon terms.

NOTE 3 -- OTHER NONCURRENT ASSETS

         The Company has paid for a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce components under long-term supply arrangements. The payments have been recorded as a noncurrent asset and are being amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 2000 and 1999, other noncurrent assets included $1,284,000 and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1,299,000, respectively, representing the unamortized portion of such capitalized payments. During 2000, 1999, and 1998, the Company amortized $1,090,000, $1,441,000, and $1,134,000, respectively, of such capitalized payments.

NOTE 4 -- ACCRUED EXPENSES

         Accrued expenses at December 31, 2000 and 1999, are summarized below (dollar amounts in thousands):

                                                 DECEMBER 31
                                                 -----------
                                              2000         1999
                                              ----         ----
   Employee fringe benefits                 $  3,914     $ 4,067
   Salaries and wages                            817       1,746
   Interest                                    5,234       1,751
   Taxes                                         848       1,257
   Other                                         345         973
                                            --------     -------
                                            $ 11,158     $ 9,794
                                            ========     =======

NOTE 5 -- DEBT

         Debt at December 31, 2000 and 1999, is set forth below (dollar amounts in thousands):

                                                                  DECEMBER 31
                                                                  -----------
                                                             2000            1999
                                                             ----            ----
Short-term debt:
   Revolving line of credit                               $   19,177     $    21,468
   Secured, amortizing term loans                             33,178          38,960
   12% secured term note                                       1,370           1,370
   Senior unsecured note                                       7,500           7,500
   Senior subordinated notes                                  27,412          27,412
   Junior subordinated notes                                     347           1,347
                                                          ----------     -----------
                Subtotal                                      88,984          98,057
   Plus current portion of long-term debt                         12              12
                                                          ----------     -----------
                Total short-term debt                         88,996          98,069
                                                          ----------     -----------
Long-term debt:
   Other                                                         116             128
   Less current portion                                           12              12
                                                          ----------     -----------
                Total long-term debt                             104             116
                                                          ----------     -----------
                     Total debt                           $   89,100     $    98,185
                                                          ==========     ===========

         REVOLVING LINE OF CREDIT

         The loans outstanding under the revolving line of credit at December 31, 2000 and 1999, have been classified as short-term debt because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

modify certain terms of the revolving line of credit without the approval of the Company. The loans are also classified as short-term at December 31, 2000 and 1999, because at each of those dates the Company's lenders had granted waivers, for a period of less than one year, of the cross-default provisions of the revolving line of credit with respect to the default on the senior subordinated notes.

         At December 31, 2000, availability under the revolving line of credit totaled $2,378,000, before outstanding checks of $1,039,000 were deducted. At December 31, 2000, loans outstanding under the revolving line of credit accrued interest at the London Interbank Offered Rate (LIBOR) plus 2-1/2% and the prime rate. At December 31, 2000, 1999, and 1998, the weighted-average interest rates on borrowings under the revolving line of credit were 9.24%, 8-1/2%, and 8%, respectively.

         The loans outstanding under the Company's revolving line of credit are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc., a subsidiary of the Company.

         SECURED, AMORTIZING TERM LOANS

         Secured, amortizing term loans outstanding at December 31, 2000 and 1999, are set forth below (dollar amounts in thousands):

                                                                                DECEMBER 31
                                                                                -----------
                                                                            2000           1999
                                                                            ----           ----
Term loans payable in equal monthly principal installments based on a
  180-month amortization schedule, final maturities in 2001, 8.37%         $2,454         $2,688
Term loans payable in equal monthly principal installments, final
  maturities in 2002, LIBOR plus 2-3/4% (9.3% at December 31, 2000)         1,091          1,837
Term loan payable in equal monthly principal installments based on a
  180-month amortization schedule, final maturity in 2002, 9.37%            1,191          1,298
Term loan payable in equal monthly principal installments based on a
  180-month amortization schedule, final maturity in 2002, 9%               2,330          2,531
Term loans payable in equal monthly principal installments, final maturity in 2002, prime rate and LIBOR plus 2-1/2% (9.24% at
  December 31, 2000)                                                        1,222(1)       2,139(1)
Term loan, payable in equal monthly principal installments, final
  maturity in 2003, prime rate (9.5% at December 31, 2000)                    409            590
Term loan payable in equal monthly principal installments, final maturity in 2003, prime rate and LIBOR plus 2-1/2% (9.24% at
  December 31, 2000)                                                          251(1)         371(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2003, LIBOR plus 2-3/4% (9.52% at December 31, 2000)            747          1,067
Term loans payable in equal monthly principal installments, final
  maturity in 2004, LIBOR plus 2-3/4% (9.3% at December 31, 2000)           1,145          1,479

(continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued from previous page)

                                                                                        DECEMBER 31
                                                                                        -----------
                                                                                    2000           1999
                                                                                    ----           ----
Term loan payable in equal monthly principal installments, final maturity in
  2004, prime rate and LIBOR plus 2-1/2% (9.34% at
  December 31, 2000)                                                                  928           1,199
Term loans payable in equal monthly principal installments, final maturity in 2004, prime rate and LIBOR plus 2-1/2% (9.24% at
  December 31, 2000)                                                                9,136(1)       11,947(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2005, LIBOR plus 2-1/2% (9.06% at December 31, 2000)                  1,027              --
Term loan payable in equal monthly principal installments, final maturity in 2005, prime rate and LIBOR plus 2-1/2% (9.24% at
  December 31, 2000)                                                                1,094(1)        1,336(1)
Term loan payable in equal monthly principal installments, final maturity in 2006, prime rate at December 31, 2000 (9.5% at
  December 31, 2000)                                                                  435             518
Term loans payable in equal monthly principal installments, final maturity in 2006, prime rate and LIBOR plus 2-1/2% (9.24% at
  December 31, 2000)                                                                5,422(1)        6,430(1)
Term loans payable in equal monthly principal installments, final maturity in 2007, prime rate and LIBOR plus 2-1/2% (9.24% at
  December 31, 2000)                                                                4,296(1)        3,530
                                                                                  -------         -------

                                                                                  $33,178         $38,960
                                                                                  =======         =======

         (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

         At December 31, 2000 and 1999, the scheduled principal payments on the secured, amortizing term loans that were payable within one year totaled $10,716,000 and $8,037,000, respectively. In addition, the portions of the secured, amortizing term loans that are due more than one year after the date of the consolidated financial statements were classified as short-term debt because the Company's lenders had granted waivers, for a period of less than one year, of the cross-default provisions of such term loans with respect to the default on the senior subordinated notes.

         The secured, amortizing term loans are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc.

         SENIOR UNSECURED NOTE

         The senior unsecured note, due May 1, 2001, bore interest at 10-1/2% per annum until July 31, 2000. The effective interest rate increased to 12-1/2% on August 1, 2000. The holder of this note has waived, until May 1, 2001, the cross-default provision of this note with respect to the default on the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

senior subordinated notes. These notes are senior in right of payment to the senior subordinated notes and the junior subordinated notes.

         SENIOR SUBORDINATED NOTES

         The senior subordinated notes, due February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future secured debt and to the payment of the senior unsecured note. The senior subordinated notes currently bear interest at 12-3/4% per annum. On February 1, 2000, the Company did not make the payments of interest and principal then due on the senior subordinated notes in the amounts of $1,748,000 and $27,412,000, respectively. For a more detailed discussion of the status of the senior subordinated notes, refer to Note 1, "Summary of Significant Accounting Policies, Basis of Presentation."

         JUNIOR SUBORDINATED NOTES

         The junior subordinated convertible notes and the junior subordinated nonconvertible notes are unsecured obligations of the Company. The $1,000,000 principal amount of junior subordinated convertible notes were converted into 440,000 shares of common stock on February 1, 2000. The junior subordinated nonconvertible notes are due on May 1, 2001, and are subordinated in right of payment to all existing and future secured debt of the Company, the senior unsecured note, and the senior subordinated notes. The junior subordinated notes currently bear interest at 14% per annum. The holders of the junior subordinated notes have deferred until May 1, 2001, the interest payments that were due on February 1, 2000, and have waived their cross-default provisions with respect to the default on the senior subordinated notes.

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

         From time to time, the Company's lenders have agreed to waive or amend certain of the financial covenants contained in our various loan agreements in order to maintain or otherwise ensure our current or future compliance. A covenant requiring a minimum level of working capital, as defined in the covenant, was amended once during 2000. A covenant that limits the amount of past due accounts payable has been amended three times over the past year, most recently through June 29, 2001. A covenant requiring a minimum level of tangible net worth was amended twice during the past year, most recently through June 30, 2001. A covenant requiring a minimum level of cash flow coverage, as defined in the covenant, has been amended through June 30, 2001. We cannot assure you that the Company's lenders will agree to waive or amend these covenants in the future. In the event that the Company is not in compliance with any of its covenants in the future and the Company's lenders do not agree to amend or waive those covenants, the lenders would have the right to declare the indebtedness under their loan agreements to be immediately due and payable and the violation might trigger cross-default provisions under substantially all of the Company's other indebtedness. In those circumstances, the holders of that

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indebtedness, would, among other things, have the right to declare the indebtedness to be immediately due and payable, in which event, the Company might be required to consider alternatives, including seeking relief from the Company's creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect upon the Company's results of operations and financial position. For a more detailed discussion of recent amendments to and waivers of the Company's various loan agreements, refer to Note 1, "Summary of Significant Accounting Policies, Basis of Presentation."

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes that, at December 31, 2000, the fair values of the secured, amortizing term loans and the loans outstanding under the revolving line of credit approximated the principal amounts of such loans.

         Since January 1, 2000, the Company is unaware of any trading activity in the senior subordinated notes. The Company has no basis to express an opinion as to the fair market value of the senior unsecured notes, the senior subordinated notes, or the junior subordinated notes.

         FINANCIAL LEVERAGE AND LIQUIDITY

         The Company has substantial borrowings for its size. Because those borrowings require the Company to make substantial interest and principal payments, any negative event may have a greater adverse effect upon the Company than if it had less debt. The Company is in default in the payment of its senior subordinated notes, which have a principal amount of $27,412,000 and accrued and unpaid interest, as of December 31, 2000, of $4,951,000. In addition, the Company has secured term notes with scheduled balloon maturities during 2001 of $2,351,000 and $1,370,000 of secured term notes and $7,847,000 of unsecured term notes that have been extended to mature during the second quarter of 2001. Excluding the debt listed above, there are $8,365,000 of scheduled principal payments during 2001 on the Company's secured, amortizing term loans. The Company estimates that the interest expense on all of its debt during 2001, at existing contractual notes, would be approximately $9,400,000.

NOTE 6 -- PREFERRED STOCK

         SERIES B PREFERRED STOCK

         At December 31, 2000, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100 per share. Each share of series B preferred stock is (1) entitled to one vote,
(2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of series B preferred stock annually. The Company failed to make the scheduled redemption in the amount of $90,000 for 450 shares of series B preferred stock on November 30, 2000, as discussed in more detail below. Including the 450 shares of series B preferred stock that the Company did not redeem on November 30, 2000, scheduled redemptions of series B preferred stock during the years 2001 through 2005 aggregate $540,000. For accounting purposes, when series B preferred stock is redeemed, the series B preferred stock account is reduced by the $100 par value of each share redeemed, and paid-in-capital is charged for the $100 excess of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redemption value over par value of each share redeemed. Under the terms of the series B preferred stock, the Company may not declare any cash dividends on its common stock if there exists a dividend arrearage on the series B preferred stock.

         As more fully discussed in Note 1, the Company did not make the payments of interest and principal on the senior subordinated notes that were due on February 1, 2000, in the amounts of $1,748,000 and $27,412,000, respectively. As a result, the Company is prohibited from making any dividend payments on or redemptions of the series B preferred stock until it cures the payment default. At December 31, 2000, the Company was in arrears on the payment of four dividends and the redemption of 450 shares of series B preferred stock in the amount of $26,000 and $90,000, respectively. If six dividend payments are in arrears at any time, the holders of the series B preferred stock would be entitled to elect two members to the Company's board of directors until the annual meeting of stockholders following the date on which all accumulated but unpaid dividends have been eliminated.

         OTHER AUTHORIZED PREFERRED STOCK

         The Company's restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% cumulative convertible preferred stock, series A, par value $100 per share. At December 31, 2000 and 1999, no shares of the series A preferred stock had been issued.

         The Company's restated certificate of incorporation also provides that the Company is authorized to issue 2,500,000 shares of other preferred stock having a par value of $1 per share. At December 31, 2000 and 1999, no shares of the $1 par value preferred stock had been issued.

NOTE 7 -- COMMON STOCK

         COMMON STOCK, $.25 PAR VALUE

         At December 31, 2000 and 1999, there were 4,828,036 and 4,263,036 shares of the Company's common stock outstanding, respectively. At December 31, 2000, 48,889 shares were reserved for issuance on the conversion of the series B preferred stock, and 132,500 shares were reserved for issuance under the Company's restricted stock award plan.

         In January 2000, the Compensation Committee of the Company's Board of Directors awarded to key employees of the Company, under the Restricted Stock Award Plan, 125,000 shares of common stock, of which 85,915 represented treasury shares and 39,085 shares represented authorized but previously unissued shares.

         In February 2000, the holders of the Company's junior subordinated convertible notes converted the $1,000,000 principal amount of the notes into 440,000 shares of the Company's common stock in accordance with the terms of the notes.

         Because the Company is currently in default in respect of the senior subordinated notes, the Company cannot pay cash dividends on, or redeem any shares of, its capital stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RESTRICTED STOCK AWARD PLAN

         The Company has a restricted stock award plan which permits it to award restricted shares of common stock to officers and other key employees. During 1999 and 1998, no shares of restricted common stock were awarded or outstanding. In January 2000, the Compensation Committee of the Board of Directors awarded 125,000 shares of restricted common stock to key employees of the Company. Under the terms of the restricted stock award plan, the restricted shares vest over a period set by the Compensation Committee, which generally does not exceed five years. The individuals who receive restricted shares are entitled to receive cash dividends (if any) and to vote their unvested shares. Unless otherwise amended, the restricted stock award plan will expire on December 31, 2001.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

         RETIREMENT AND SAVINGS PLAN

         The Company maintains a retirement and savings plan pursuant to Section 401 of the Internal Revenue Code (a "401(k)" plan). All employees of the Company are entitled to participate in the 401(k) plan after meeting the eligibility requirements. Generally, employees may contribute up to 15% of their annual compensation but not more than prescribed amounts established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee's compensation, are matched 50% by the Company. During 2000, 1999, and 1998, matching contributions made by the Company totaled $696,000, $682,000, and $574,000, respectively. In addition, the Company has the option to make a profit-sharing contribution to the 401(k) plan. The size of the profit-sharing contribution is set annually at the end of each plan year by the Company's Board of Directors and is typically paid in March of the following year. The consolidated financial statements include provisions for profit-sharing contributions totaling $665,000 and $650,000 for 1999 and 1998, respectively. There was no provision for a profit sharing contribution for 2000. Company contributions to the 401(k) plan vest at a rate of 20% per year commencing in the participant's third year of service until the participant becomes fully vested after seven years of service.

         INCENTIVE COMPENSATION PLAN

         The Company has an incentive compensation plan that provides for the payment of annual cash bonus awards to certain officers and key employees of the Company. The Compensation Committee of the Company's Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the incentive compensation plan and approves the cash bonus awards. Bonus awards for eligible divisional employees are typically based upon the attainment of predetermined profit targets at each division. Bonus awards for corporate officers are typically based upon the attainment of predetermined consolidated profit targets. The consolidated financial statements include provisions for bonuses totaling $349,000, $1,062,000, and $878,000 for 2000, 1999, and 1998, respectively.

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company maintains programs to fund certain costs related to a prescription drug card program for retirees of one of its former divisions and to fund insurance premiums for certain retirees of one of its divisions. At December 31, 2000, the Company's accumulated postretirement benefit obligation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

totaled $361,000. The Company is amortizing its transition obligation over the remaining life expectancy of the participants, which equates to an annual rate of $57,000.

         A reconciliation of the changes in the Company's post-retirement obligations at December 31, 2000 and 1999, is set forth below (dollar amounts in thousands):

                                                               DECEMBER 31
                                                               -----------
                                                             2000        1999
                                                             ----        ----
Accumulated postretirement benefit obligation at
  beginning of year                                         $ 304       $ 328
Service cost                                                   --           2
Interest cost                                                  23          20
Benefits paid                                                 (47)        (40)
Actuarial (gain) loss                                          81          (6)
                                                            -----       -----
      Accumulated postretirement benefit obligation at
        end of year                                           361         304
Plan assets at fair market value                               --          --
                                                            -----       -----
    Funded status                                             361         304
Unrecognized transition obligation                           (236)       (293)
Unrecognized net gain                                         112         217
                                                            -----       -----
    Accrued benefit cost                                    $ 237       $ 228
                                                            =====       =====

         Net annual postretirement benefit costs for 2000, 1999, and 1998 are summarized below (dollar amounts in thousands):

                                                 YEARS ENDED DECEMBER 31
                                                 -----------------------
                                                 2000     1999     1998
                                                  ---      ---      ---
Service cost                                      $--      $ 2      $ 2
Interest cost                                      23       20       24
Net amortization and deferral                      33       31       35
                                                  ---      ---      ---
      Net annual postretirement benefit cost      $56      $53      $61
                                                  ===      ===      ===

         The weighted-average annual rate of increase in the per capita cost of covered benefits for the prescription drug card program is assumed to be 7-1/2% in 2000 and is projected to increase to 11% in 2001 and then to decrease gradually thereafter until it reaches 5% in 2009. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company's program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in health care costs. The weighted-average discount rates used in determining the accumulated postretirement benefit obligation at December 31, 2000 and 1999, were 7.75% and 8%, respectively. The change in the discount rate at December 31, 2000, reflects lower prevailing interest rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- INCOME TAXES

         The components of the provisions for income taxes in 2000, 1999, and 1998 are set forth below (dollar amounts in thousands):

                                       YEARS ENDED DECEMBER 31
                                       -----------------------
                                     2000        1999        1998
                                     ----        ----        ----
Current:
    Federal                         $(214)      $ 157       $  --
    State                              53         (24)        132
                                    -----       -----       -----
                                     (161)        133         132
Deferred:
    Federal                            --          --          --
                                    -----       -----       -----

Income tax provision (benefit)      $(161)      $ 133       $ 132
                                    =====       =====       =====

         During 2000, the income tax benefit totaled $161,000, which consisted primarily of the refund of federal income tax expensed in a prior period.

         During 1999, the income tax provision was $526,000, of which $133,000 related to income from operations and $393,000 related to the extraordinary gain on the repurchase of debt. During 1999, the income tax provision consisted primarily of federal alternative minimum taxes. During 1998, the income tax provision consisted primarily of state income taxes.

         The difference between the Company's income tax provision (benefit) in 2000, 1999, and 1998 and the income taxes that would have been payable at the federal statutory rate is reconciled as follows (dollar amounts in thousands):

                                                                   YEARS ENDED DECEMBER 31
                                                                   -----------------------
                                                             2000            1999            1998
                                                             ----            ----            ----
Federal statutory income tax provision                    $   (1,108)      $    222       $    (875)
Change in valuation allowance                                    963           (150)          1,164
Amortization of nondeductible goodwill                           107            107             107
State income taxes, net of federal benefit                        57            (14)             87
Adjustment of prior year's tax                                  (214)             -               -
Other                                                             34            (32)           (351)
                                                          ----------       --------       ---------
    Income tax provision (benefit)                        $     (161)      $    133       $     132
                                                          ==========       ========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the deferred tax assets and the deferred tax liabilities of the Company at December 31, 2000 and 1999 (dollar amounts in thousands):

                                                                 DECEMBER 31
                                                                 -----------
                                                             2000          1999
                                                             ----          ----
Deferred tax assets:
    Tax carryforwards:
        Federal net operating losses                       $ 4,983       $ 3,829
        State net operating losses                           1,783         1,569
        Federal alternative minimum taxes                    1,552         1,766
        Investment tax credit                                  101           101
        Other tax credit                                        81            81
                                                           -------       -------
            Total tax carryforwards                          8,500         7,346
    Asset loss reserves                                        142           444
    Tax inventory over book                                    579           347
    Deferred compensation liabilities                           40            44
    Vacation accruals                                          333           318
    Other accruals                                             249           226
    Deferred financing costs and other                          27            27
                                                           -------       -------
        Total deferred tax assets                            9,870         8,752
    Valuation allowance                                     (6,128)       (5,165)
                                                           -------       -------
        Net deferred tax assets                              3,742         3,587
Deferred tax liabilities - tax over book depreciation        3,742         3,587
                                                           -------       -------
        Net deferred taxes                                 $    --       $    --
                                                           =======       =======

         During 2000, the Company's valuation allowance increased by $963,000, primarily due to the net loss incurred by the Company during 2000.

         At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of $14,656,000, which expire in the years 2005 through 2015, and alternative minimum tax credits of $1,552,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitations.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         MEASUREMENT OF SEGMENT PROFIT OR LOSS

         The Company evaluates performance based upon several measures, including income from operations and earnings before interest, taxes, depreciation, and amortization, which is frequently referred to as EBITDA. EBITDA is not a measure of performance under accounting principles generally accepted in the United States. While EBITDA should not be used as a substitute for net income, cash flows from operating activities, or other operating or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States, the Company believes that EBITDA is used by investors as supplemental information to evaluate a company's financial performance, including its ability to incur and to service debt. In addition, the Company's definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

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

         INDUSTRY CONCENTRATION; RELIANCE ON LARGE CUSTOMERS

         During 2000, 1999, and 1998, net sales to customers in the automotive industry totaled $123,428,000, $119,588,000, and $103,052,000, respectively, which represented 86.5%, 85.4%, and 81.3%, respectively, of the Company's net sales. At December 31, 2000 and 1999, accounts receivable from automotive customers totaled $17,685,000 and $22,079,000, respectively. The Company provides for credit losses based upon historical experience and ongoing evaluations of its customers' financial condition but does not require collateral from its customers to support the extension of trade credit. At December 31, 2000 and 1999, the Company had reserves for credit losses of $181,000 and $248,000, respectively.

         During 2000, 1999, and 1998, net sales to Delphi Automotive Systems Corporation, totaled $30,000,000, $31,319,000, and $26,233,000. Sales to Delphi
in 2000, 1999, and 1998 represented 21%, 22.4%, and 20.7%, respectively, of the Company's net sales and 27.5%, 30.4%, and 28.3%, respectively, of the Rubber Group's net sales. Also in 1998, net sales to Prestolite Wire Corporation totaled $14,431,000, which represented 11.4% of the Company's net sales and 15.6% of the Rubber Group's net sales. No other customer of the Company accounted for more than 10% of the Company's net sales during 2000, 1999, or 1998. In 2000, the three largest customers of the Rubber Group, including Delphi, accounted for 48.6% of the Rubber Group's net sales. In 2000, the three largest customers of the Metals Group accounted for 49.9% of the Metals Group's net sales. The Company believes that there is limited credit risk in the accounts receivable from its largest customers. Loss of a significant amount of business from Delphi or any of the Company's other large customers could have a material adverse effect on the Company if such business were not substantially replaced by additional business from existing or new customers.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 2000, 1999, and 1998, most of the connector seals that the Company sold to Delphi were subject to a multi-year agreement that expires on December 31, 2001.

         During the third quarter of 2000, Delphi requested and the Company offered a proposal for a multi-year extension of the agreements between the two companies that would entail substantial price reductions on a number of high-volume components. Although Delphi has not accepted the Company's proposal at this time, the Company currently believes that:

         -    Delphi will extend the agreements to December 31, 2006,

         - after December 31, 2001, Delphi will insource approximately $3,600,000 of components that the Company currently produces,

         - the Company will give Delphi approximately $5,500,000 of annual price reductions that will become effective at various times during 2001,

         - the Company will achieve annual cost savings of approximately $1,600,000 as a result of reduced material costs and changes in its manufacturing processes,

         - Delphi will purchase certain new tooling that will permit the Company to make those changes in its manufacturing processes, and

         - substantial new business awarded to the Company's connector seals division by Delphi and other customers and scheduled to begin production in 2001 and subsequent years should generate incremental profits that will, in conjunction with the above mentioned cost savings, offset a major portion of the reduction in profitability caused by the proposed price reductions.

         The Company can give no assurance that Delphi will accept the Company's proposal or that, if Delphi accepts the Company's proposal, the consequences will be as set forth above.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEGMENT FINANCIAL DATA

         Information relating to the Company's operating segments and the corporate office for 2000, 1999, and 1998 is summarized below (dollar amounts in thousands):

                                                          YEARS ENDED DECEMBER 31
                                                          -----------------------
                                                    2000            1999            1998
                                                    ----            ----            ----
NET SALES:
   Rubber Group                                  $ 105,929       $ 102,964       $  92,610
   Metals Group                                     36,833          37,084          34,107
                                                 ---------       ---------       ---------

        Total net sales                          $ 142,762       $ 140,048       $ 126,717
                                                 =========       =========       =========

INCOME (LOSS) FROM OPERATIONS:
   Rubber Group                                  $  10,484       $  14,324       $  13,301
   Metals Group                                     (1,586)         (1,592)         (4,074)
                                                 ---------       ---------       ---------
        Subtotal                                     8,898          12,732           9,227
   Corporate office                                 (2,245)         (2,446)         (2,029)
                                                 ---------       ---------       ---------

        Total income from operations             $   6,653       $  10,286       $   7,198
                                                 =========       =========       =========

ASSETS:
   Rubber Group                                  $  71,549       $  73,414       $  67,255
   Metals Group                                     35,905          35,785          38,788
                                                 ---------       ---------       ---------
        Subtotal                                   107,454         109,199         106,043
   Corporate office                                  2,835           2,128           2,282
                                                 ---------       ---------       ---------
        Total assets                             $ 110,289       $ 111,327       $ 108,325
                                                 =========       =========       =========

DEPRECIATION AND AMORTIZATION (1):
   Rubber Group                                  $   8,554       $   8,096       $   7,476
   Metals Group                                      4,849           4,585           3,957
                                                 ---------       ---------       ---------
        Subtotal                                    13,403          12,681          11,433
   Corporate office                                     87              47              18
                                                 ---------       ---------       ---------

        Total depreciation and amortization      $  13,490       $  12,728       $  11,451
                                                 =========       =========       =========

CAPITAL EXPENDITURES:
   Rubber Group                                  $  10,355       $   7,508       $   8,382
   Metals Group                                      3,580           2,711           6,422
                                                 ---------       ---------       ---------
        Subtotal                                    13,935          10,219          14,804
   Corporate office                                      1             109              73
                                                 ---------       ---------       ---------
        Total capital expenditures               $  13,936       $  10,328       $  14,877
                                                 =========       =========       =========


         (1) Excludes amortization of deferred financing expenses, which totaled $216,000, $234,000, and $198,000, during 2000, 1999, and
              1998, respectively, and which is included in interest expense in the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for 2000, 1999, and 1998 are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's potentially dilutive securities (the 14% junior subordinated convertible notes and the $8 cumulative convertible preferred stock, series B), before giving effect to the extraordinary gain, was not dilutive for the years ended December 31, 2000, 1999, and 1998. As a result, the calculations of diluted net income or loss per common share set forth below do not reflect any pro forma conversion.

         For purposes of the earning per share calculation, earnings are reduced by (i) preferred stock dividends and (ii) the amount by which payments made to redeem preferred stock exceeded the par value of such shares. During the year ended December 31, 2000, the Company did not pay any dividends on, or redeem any shares of, the series B preferred stock. The Company's failure to pay dividends on the series B preferred stock, or to redeem shares of series B preferred stock during 2000 reduced the Company's net loss per share by one cent per share.

                                                                                    YEARS ENDED DECEMBER 31
                                                                                    -----------------------
                                                                                2000          1999          1998
                                                                                ----          ----          ----
Numerators:
      Income (loss) before extraordinary item                                 $(3,099)      $   521       $(2,706)
      Preferred stock dividends                                                    --           (30)          (33)
      Excess of redemption value over par value of
       preferred stock redeemed during year                                        --           (45)          (45)
                                                                              -------       -------       -------

      Numerator for basic net income (loss) per share --
       income available to common stockholders before
       extraordinary item                                                      (3,099)          446        (2,784)

      Effect of assumed conversion of dilutive securities:
        junior subordinated convertible notes                                      12           112           140
                                                                              -------       -------       -------

      Numerator for diluted net income (loss) per share -- income (loss)
        available to common stockholders before
        extraordinary items                                                    (3,087)          558        (2,644)

      Extraordinary gain, net of applicable income taxes                           --         1,542            --
                                                                              -------       -------       -------

      Numerator for net income (loss) per share -- income
       available to common stockholders after
       extraordinary item                                                     $(3,087)      $ 2,100       $(2,644)
                                                                              =======       =======       =======

        (continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (continued from previous page)

                                                                           YEARS ENDED DECEMBER 31
                                                                           -----------------------
                                                                       2000          1999         1998
                                                                       ----          ----         ----
Denominator:
      Denominator for basic net income (loss) per share --
       weighted-average common shares                                  4,781         4,263        4,263
      Adjustments to derive denominator for diluted net
       income (loss) per share:
                Conversion of junior subordinated
                 convertible notes into 440,000 common shares             38           440          440
                Issuance of 125,000 shares of restricted common
                  stock                                                    9            --           --
                                                                     -------       -------      -------

      Denominator for diluted net income (loss) per share --
       adjusted weighted-average common shares                         4,828         4,703        4,703
                                                                     =======       =======      =======

Per share data:
      Basic and diluted income (loss) per common share
        before extraordinary item                                    $ (0.65)      $  0.10      $ (0.65)
      Extraordinary gain, net of applicable income taxes                  --          0.36           --
                                                                     -------       -------      -------

      Basic and diluted net income (loss) available to common
        stockholders                                                 $ (0.65)      $  0.46      $ (0.65)
                                                                     =======       =======      =======

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

         PURCHASE COMMITMENTS

         At December 31, 2000, the Company had outstanding commitments to purchase plant and equipment of $4,357,000.

         LEASES

         The Company is lessee under various operating leases relating to storage and office space, temporary office units, and equipment. Total rent expense under operating leases aggregated $400,000, $391,000, and $314,000 for 2000, 1999, and 1998, respectively. At December 31, 2000, future minimum lease commitments under noncancelable operating leases totaled $227,000, $182,000, and $119,000 for 2001, 2002, and 2003, respectively. Commitments subsequent to 2003 are not significant.

         LEGAL ACTIONS

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may be a party in the future are at various stages of completion. Although there can be no assurance as to the outcome of existing or potential litigation, the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company believes, based upon the information currently available to it, that the outcome of such actions will not have a material adverse effect upon its financial position.

         LETTERS OF CREDIT

         At December 31, 2000 and 1999, the Company had outstanding irrevocable letters of credit totaling $966,000 and $847,000, respectively. The letters of credit guaranteed certain payments that may be required under the Company's self-insured workers' compensation program.

         OTHER

         The Company maintains insurance coverage for certain aspects of its business and operations. Based on the Company's evaluation of the various risks to which it may be exposed, the Company has elected to retain a portion of the potential losses that it could experience in the future through the use of various deductibles, limits, and retentions. These forms of self-insurance subject the Company to possible future liability for which it is partially or completely uninsured. Although there can be no assurance that it will be successful in its efforts, the Company attempts to limit future liability through, among other things, the ongoing training and education of its employees, the use of safety programs, the ongoing testing and evaluation of the safety and suitability of its workplace environments, the development of sound business practices, and the exercise of care and judgment in the negotiation of contracts.

NOTE 13 -- RELATED PARTIES

         The Chairman of the Board and the President of the Company are the two largest holders of the Company's common stock, the holders of the junior subordinated notes, and the beneficial owners of $200,000 principal amount of the senior subordinated notes. In addition, the Chairman of the Board of the Company and certain of his affiliates hold an aggregate of $1,300,000 principal amount of the senior subordinated notes. On February 1, 2000, the Chairman of the Board and the President of the Company converted the junior subordinated convertible notes in the principal amount of $1,000,000 into 440,000 shares of common stock.

         The Chairman of the Board and the President of the Company are partners of an investment banking firm that is retained by the Company to provide management and investment banking services. The annual fee for such services has been set at $500,000 for 2001. Additionally, the firm may receive incentive compensation tied to the Company's operating performance and other compensation for specific transactions completed by the Company with the assistance of the firm. The Company also has agreed to reimburse the firm for certain expenses. During 2000, the Company paid the firm fees of $500,000 and reimbursed it for expenses of $269,000. During 1999, the Company paid the firm fees of $500,000 and reimbursed it for expenses of $200,000. During 1998, the Company paid the firm fees of $400,000 and reimbursed it for expenses of $200,000.

NOTE 14 -- PLANT CLOSURE

         In May 1999, the Company closed a 21,000 square foot diecasting facility in Manchester, New York. During 1999, and 1998, the Manchester facility had net sales of $935,000, and $2,258,000, respectively, and losses from operations of $186,000 and $237,000, respectively.

         During 1999, the Company recorded expenses related to the closure and disposal of the facility in the amount of $553,000, of which $507,000 was charged to cost of sales and $46,000 was charged to selling and administrative expenses. The expenses were comprised of $335,000 for the write-down of plant and equipment, $107,000 of employee severance payments, and $111,000 of other plant closing costs.

         At December 31, 2000, the book value of the Manchester assets remaining to be disposed of totaled $161,000. The Company presently anticipates that it will complete the disposal of the Manchester assets during 2001.

NOTE 15 -- EXTRAORDINARY ITEM

         During 1999, the Company repurchased $4,308,000 principal amount of its senior subordinated notes. The Company recorded an extraordinary gain on the repurchase of debt, net of applicable income taxes, of $1,542,000.

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data for the eight quarters ended December 31, 2000, is set forth below (dollar amounts in thousands, except per share amounts).

                                           QUARTERS ENDED 2000                                 QUARTERS ENDED 1999
                                           -------------------                                 -------------------
                              MAR. 31      JUNE 30     SEPT. 30      DEC. 31      MAR. 31      JUNE 30    SEPT. 30     DEC. 31
                              -------      -------     --------      -------      -------      -------    --------     -------
Net Sales                    $ 37,666     $ 35,596     $ 35,096     $ 34,404     $ 34,496     $ 36,042    $ 34,218    $ 35,292
Gross Profit                    5,832        3,714        3,488        4,542        5,092        6,351       5,668       5,328
Income (loss) before
   extraordinary item             263       (1,429)      (1,381)        (552)        (237)         515         222          21
Net income (loss)                 263       (1,429)    $ (1,381)        (552)       1,134          515         302         112

Per share data:
   Basic and diluted
     income (loss) before
     extraordinary item      $   0.05     $  (0.30)    $  (0.29)    $  (0.11)    $  (0.06)    $   0.12    $   0.05    $     --
   Extraordinary gain
     on repurchase of
     debt, net of
     applicable income
     taxes                         --           --           --           --         0.32           --        0.02        0.02
   Basic and diluted
     income (loss)
     available to
     common
     stockholders                0.05        (0.30)       (0.29)       (0.11)        0.26         0.11        0.07        0.02

         During the quarters ended March 31 and September 30, 1999, the company recognized extraordinary gains, net of income taxes, of $1,371,000 and $80,000, respectively, on the repurchase of the Company's 12-3/4% senior subordinated notes. During the quarter ended December 31, 1999, the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income tax provision related to the extraordinary gains during the first and third quarters of 1999, was adjusted resulting in an increase in income available to common stockholders of $0.02 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Item 10 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2001 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by Item 11 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2001 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 12 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2001 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 13 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2001 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2000.

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

                  2.   FINANCIAL STATEMENT SCHEDULE

                       Schedule II, "Valuation and Qualifying Accounts and Reserves," is included in this Part IV, Item 14, on page
                       69. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or the notes thereto.

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

                       4-9 Note Purchase Agreement dated October 27, 1997, between LPC and Nomura Holding America, Inc.
                                ("Nomura")

                       4-10     Specimen of 10.5% Senior Unsecured Note due
                                February 1, 2000, from LPC to Nomura

                       4-11     Note Amendment dated January 28, 2000, between
                                LPC and Nomura

                       4-12 Agreement dated January 31, 2000, between LPC and Nomura

                       4-13     Agreement relating to Junior Subordinated
                                Convertible Increasing Rate Notes dated January
                                31, 2000, among LPC, Michael A. Lubin, and
                                Warren Delano

                       4-14     Agreement relating to 14% Junior Subordinated
                                Notes dated January 31, 2000, between LPC and
                                Michael A. Lubin

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

                       10-2 Amendment Agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                       10-3     *Lexington Precision Corporation Flexible
                                Compensation Plan, as amended

                       10-4     *1986 Restricted Stock Award Plan, as amended

                       10-5     *Lexington Precision Corporation Retirement &
                                Savings Plan, as amended

                       10-6 *Description of 2000 Compensation Arrangements with Lubin, Delano, & Company

                       10-7     *Corporate Office 2000 Management Cash Bonus
                                Plan

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

                       10-32    Amendment to Financing Agreements dated August
                                1,1995, from LRGI in favor of Congress

                       10-33    Amendment to Financing Agreements dated January
                                16, 1996, from LPC in favor of Congress

                       10-34 Term Promissory Note dated January 16, 1996, in the amount of $375,000 from LPC in favor of Congress

                       10-35 Term Promissory Note dated January 16, 1996, in the amount of $450,000 from LPC in favor of Congress

                       10-36    Amendment to Financing Agreements dated February
                                28, 1999, from LPC in favor of Congress Congress

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

                       10-104   Third Amendment Agreement between LRGI and Paul
                                H. Pennell

                       10-105   Agreement dated January 31, 2000, among LPC,
                                LRGI, and Congress

                       10-106 Agreement dated January 31, 2000, between LPC and CIT

                       10-107   Agreement dated January 31, 2000, among LPC,
                                LRGI, and Bank One

                       10-108   Amendment No. 9 to Credit Facility and Security
                                Agreement dated as of December 31,1999, among LPC, LRGI, and Bank One, NA

                       10-109   New Equipment Note dated April 24, 2000, between
                                LPC and Congress

                       10-110   New Equipment Note dated April 24, 2000, between
                                LRGI and Congress

                       10-111   Agreement relating to 14% Junior Subordinated
                                Notes dated April 30, 2000, between LPC and
                                Michael A. Lubin

                       10-112   Agreement relating to Junior Subordinated
                                Convertible Increasing Rate Note dated April 30,
                                2000, among LPC, Michael A. Lubin, and Warren
                                Delano

                       10-113   Note Amendment No. 2 to Note dated as of April
                                30, 2000, between LPC and Tri-Links Investment
                                Trust, as successor to Nomura Holding America,
                                Inc.

                       10-114 Fourth Amendment Agreement dated April 30, 2000, between LRGI and Paul H. Pennell

                       10-115   Agreement dated as of April 30, 2000, among LPC,
                                LRGI, and Congress

                       10-116   Agreement dated as of April 30, 2000, between
                                LPC and CIT Group/Equipment Financing, Inc.

                       10-117   Agreement dated as of April 30, 2000, among LPC,
                                LRGI, and Bank One, NA

                       10-118   Amendment to Financing Agreements dated May 12,
                                2000, between LPC and Congress

                       10-119   Amendment to Financing Agreements dated May 12,
                                2000, between LRGI and Congress

                       10-120 Promissory Note dated June 26, 2000, between LPC and CIT

                       10-121 Amendment No. 4 to Loan and Security Agreement dated June 26, 2000, between LPC and CIT

                       10-122   Amendment No. 10 to Credit Facility and Security
                                Agreement dated as of June 30, 2000, between LPC, LRGI, and Bank One, NA

                       10-123   Agreement relating to 14% Junior Subordinated
                                Notes dated July 31, 2000, between LPC and
                                Michael A. Lubin

                       10-124   Agreement relating to Junior Subordinated
                                Convertible Increasing Rate Note dated July 31,
                                2000, among LPC, Michael A. Lubin, and Warren
                                Delano

                       10-125   Note Amendment No. 3 to Note dated as of July
                                31, 2000, between LPC and Tri-Links Investment
                                Trust, as successor to Nomura Holding America,
                                Inc.

                       10-126 Fifth Amendment Agreement dated July 31, 2000, between LRGI and Paul H. Pennell

                       10-127   Agreement dated as of July 31, 2000, among LPC,
                                LRGI, and Congress

                       10-128 Agreement dated as of July 31, 2000, between LPC and CIT

                       10-129   Agreement dated as of July 31, 2000, among LPC,
                                LRGI, and Bank One, NA

                       10-130   Congress Covenant Waiver dated August 11, 2000

                       10-131   Congress Covenant Amendment dated as of August
                                31, 2000

                       10-132   Agreement relating to 14% Junior Subordinated
                                Notes dated October 31, 2000, between LPC and
                                Michael A. Lubin

                       10-133   Agreement relating to Junior Subordinated
                                Convertible Increasing Rate Note dated October
                                31, 2000, among LPC, Michael A. Lubin, and
                                Warren Delano

                       10-134   Note Amendment No. 4 to Note dated as of October
                                31, 2000, between LPC and Tri-Links Investment
                                Trust, as successor to Nomura Holding America,
                                Inc.

                       10-135   Sixth Amendment Agreement dated October 31,
                                2000, between LRGI and Paul H. Pennell

                       10-136   Agreement dated as of October 31, 2000, among
                                LPC, LRGI, and Congress

                       10-137   Agreement dated as of October 31, 2000, between
                                LPC and CIT

                       10-138   Agreement dated as of October 31, 2000, among
                                LPC, LRGI, and Bank One, NA

                       10-139   Congress Covenant Amendment dated November 30,
                                2000

                       10-140 Amendment No. 6 to Loan and Security Agreement dated December 31, 2000, between LPC and CIT
                                Group/Equipment Financing, Inc.

                       10-141   Amendment No. 12 to Credit Facility and Security
                                Agreement dated December 31, 2000, between LPC,
                                LRGI, and Bank One, NA

                       10-142   Amendment No. 11 to Credit Facility and Security
                                Agreement dated January 31, 2001, between LPC,
                                LRGI, and Bank One, NA

                       10-143   Agreement relating to 14% Junior Subordinated
                                Notes dated January 31, 2001, between LPC and
                                Michael A. Lubin

                       10-144   Agreement relating to Junior Subordinated
                                Convertible Increasing Rate Notes dated January
                                31, 2001, between LPC, Michael A. Lubin, and
                                Warren Delano

                       10-145 Note Amendment No.4 relating to Note dated as of January 31, 2001, between LPC and Tri-Links
                                Investment Trust, as successor to Nomura Holding
                                America, Inc.

                       10-146   Seventh Amendment Agreement dated January 31,
                                2001 between LRGI and Paul Pennell

                       10-147   Agreement dated January 31, 2001, between LPC,
                                LRGI, and Congress Financial Corporation

                       10-148 Agreement dated January 31, 2001, between LPC and CIT Group/Equipment Financing, Inc.

                       10-149   Agreement dated January 31, 2001, between LPC,
                                LRGI, and Congress Financial Corporation

                       10-150 New Equipment Term Note date February 8, 2001, between LRG and Congress Financial Corporation

                       10-151   Letter Agreement dated February 8, 2001, between
                                Congress and LRGI, and consent thereto of LPC

                       10-152   Letter Agreement dated February 8, 2001, between
                                Congress and LPC, and consent thereto of LRGI

                       21-1     Significant Subsidiary of Registrant

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

     (b)      REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                         LEXINGTON PRECISION CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)

                                BALANCE AT   CHARGED TO   DEDUCTIONS    BALANCE
                                BEGINNING    COSTS AND       FROM        AT END
                                OF PERIOD     EXPENSES     RESERVES    OF PERIOD
                                ---------     --------     --------    ---------
        ALLOWANCE FOR
      DOUBTFUL ACCOUNTS

Year ended December 31, 2000    $     248    $       7    $      74    $     181

Year ended December 31, 1999          197           73           22          248

Year ended December 31, 1998          211            1           15          197


      INVENTORY RESERVE

Year ended December 31, 2000    $     777    $     617    $     522    $     872

Year ended December 31, 1999          591          302          116          777

Year ended December 31, 1998          450          208           67          591

                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 LEXINGTON PRECISION CORPORATION
                                                (Registrant)

                                 By: /s/ Warren Delano
                                     ------------------------------------------
                                 Warren Delano, President

March 30, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001:

PRINCIPAL EXECUTIVE OFFICERS AND DIRECTORS:

/s/ Michael A. Lubin
- -------------------------------------------
Michael A. Lubin, Chairman of the Board

/s/ Warren Delano
Warren Delano, President and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Dennis J. Welhouse
- -------------------------------------------
Dennis J. Welhouse, Senior Vice President
  and Chief Financial Officer

DIRECTORS:

/s/ William B. Conner
- -------------------------------------------
William B. Conner, Director

/s/ Kenneth I. Greenstein
- -------------------------------------------
Kenneth I. Greenstein, Secretary and
  Director

                                  EXHIBIT INDEX

Exhibit
Number            Exhibit                                          Location
- ------            -------                                          --------

3-1               Articles of Incorporation and Restatement        Incorporated by reference from Exhibit 3-1 Lexington
                  thereof                                          Precision Corporation's (the "Company") to the Company's
                                                                   Form 10-K for the year ended May 31, 1981 located under
                                                                   Securities and Exchange Commission File No. 0-3252 ("1981
                                                                   10-K")

3-2               By-laws, as amended                              Incorporated by reference from Exhibit 3-2 to 1998 10-K

3-3               Certificate of Correction dated September 21,    Incorporated by reference from Exhibit 3-3 to the Company's
                  1976                                             Form 10-K for the year ended May 31, 1983 located under
                                                                   Securities and Exchange Commission File No. 0-3252 ("1983
                                                                   10-K")

3-4               Certificate of Ownership and Merger dated        Incorporated by reference from Exhibit 3-4 to
                  May 24, 1977                                     1983 10-K

3-5               Certificate of Ownership and Merger dated        Incorporated by reference from Exhibit 3-5 to
                  May 31, 1977                                     1983 10-K

3-6               Certificate of Reduction of Capital dated        Incorporated by reference from Exhibit 3-6 to
                  December 30, 1977                                1983 10-K

3-7               Certificate of Retirement of Preferred Shares    Incorporated by reference from Exhibit 3-7 to
                  dated December 30, 1977                          1983 10-K

3-8               Certificate of Reduction of Capital dated        Incorporated by reference from Exhibit 3-8 to
                  December 28, 1978                                1983 10-K

3-9               Certificate of Retirement of Preferred Shares    Incorporated by reference from Exhibit 3-9 to
                  dated December 28, 1978                          1983 10-K

3-10              Certificate of Reduction of Capital dated        Incorporated by reference from Exhibit 3-10 to 1983 10-K
                  January 9, 1979

3-11              Certificate of Reduction of Capital dated        Incorporated by reference from Exhibit 3-11 to 1983 10-K
                  December 20, 1979

3-12              Certificate of Retirement of Preferred Shares    Incorporated by reference from Exhibit 3-12 to 1983 10-K
                  dated December 20, 1979

3-13              Certificate of Reduction of Capital dated        Incorporated by reference from Exhibit 3-13 to 1983 10-K
                  December 16, 1982

3-14              Certificate of Reduction of Capital dated        Incorporated by reference from Exhibit 3-14 to 1983 10-K
                  December 17, 1982


3-15              Certificate of Amendment of Restated             Incorporated by reference from Exhibit 3-15 to the
                  Certificate of Incorporation dated September     Company's Form 10-K for the year ended May 31, 1985 located
                  26, 1984                                         under Securities and Exchange Commission File No. 0-3252

3-16              Certificate of Retirement of Stock dated         Incorporated by reference from Exhibit 4-3 to the Company's
                  September 24, 1986                               Registration Statement on Form S-2 located under Securities and Exchange Commission File No. 33-9380 ("1933 Act
                                                                   Registration Statement")

3-17              Certificate of Amendment of Restated             Incorporated by reference from Exhibit 3-17 to the
                  Certificate of Incorporation dated               Company's Form 10-K for the year ended May 31, 1987 located
                  November 21, 1986                                under Securities and Exchange Commission File No. 0-3252

3-18              Certificate of Retirement of Stock dated         Incorporated by reference from Exhibit 4-5 to Amendment No.
                  January 15, 1987                                 1 to 1933 Act Registration Statement

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

3-20              Certificate of Amendment of Restated             Incorporated by reference from Exhibit 3-20 to May 31, 1989
                  Certificate of Incorporation dated January 6,    10-K
                  1989

3-21              Certificate of Retirement of Stock dated         Incorporated by reference from Exhibit 3-21 to May 31, 1989
                  August 17, 1989                                  10-K

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

3-23              Certificate of the Designations, Preferences     Incorporated by reference from Exhibit 3-1 to the Company's
                  and Relative Participating, Optional and Other   Form 10-Q for the quarter ended November 30, 1989 located
                  Special Rights of 12% Cumulative Convertible     under Securities and Exchange Commission File No. 0-3252
                  Exchangeable Preferred Stock, Series C, and      ("November 30, 1989 10-Q")
                  the Qualifications, Limitations and
                  Restrictions thereof dated January 10, 1990

3-24              Certificate of Ownership and Merger dated        Incorporated by reference from Exhibit 3-24 to December 31,
                  April 25, 1990                                   1989 10-K

                                      -3-

3-25              Certificate of Elimination of 12% Cumulative     Incorporated by reference from Exhibit 3-25 to the
                  Convertible Exchangeable Preferred Stock,        Company's Form 10-K for the year ended December 31, 1990
                  Series C, dated June 4, 1990                     located under Securities and Exchange Commission File No.
                                                                   0-3252 ("1990 10-K")

3-26              Certificate of Retirement of Stock dated March   Incorporated by reference from Exhibit 3-26 to 1990 10-K
                  6, 1991

3-27              Certificate of Retirement of Stock dated April   Incorporated by reference from Exhibit 3-27 to 1994 10-K
                  29, 1994

3-28              Certificate of Retirement of Stock dated         Incorporated by reference from Exhibit 3-28 to 199410-K
                  January 6, 1995

3-29              Certificate of Retirement of Stock dated         Incorporated by reference from Exhibit 3-29 to 1995 10-K
                  January 5, 1996

3-30              Certificate of Retirement of Stock dated          Incorporated by reference from Exhibit 3-30 to 1996 10-K
                  January 6, 1997

3-31              Certificate of Retirement of Stock dated          Incorporated by reference from Exhibit 3-31 to 1997 10-K
                  January 9, 1998

3-32              Certificate of Retirement of Stock dated          Incorporated by reference from Exhibit 3-32 to 1998 10-K
                  January 13, 1999

3-33              Certificate of Retirement of Stock dated          Incorporated by reference from Exhibit 3-33 to 1999 10-K
                  January 26, 2000

4-1               Certificate of Designations, Preferences,         Incorporated by reference from Exhibit 3-3 to 1981 10-K
                  Rights and Number of Shares of Redeemable
                  Preferred Stock, Series B

4-2               Purchase Agreement dated as of February 7,        Incorporated by reference from Exhibit 4-1 to the
                  1985, between LPC and L&D Precision Limited       Company's Form 8-K dated February 7, 1985 (date of
                  Partnership ("L&D Precision") and exhibits        earliest event reported) located under Securities and
                  thereto                                           Exchange Commission File No. 0-3252

4-3               Amendment Agreement dated as of April 27,         Incorporated by reference from Exhibit 10-2 to 1990 10-K
                  1990, between LPC and L&D Precision with
                  respect to Purchase Agreement dated as of
                  February 7, 1985

4-4               Recapitalization Agreement dated as of           Incorporated by reference from Exhibit 4-10 to December 31,
                  April 27, 1990, between LPC and L&D Woolens      1989 10-K
                  Limited Partnership ("L&D Woolens") and
                  exhibits thereto


4-5               Specimen of Junior Subordinated Convertible      Incorporated by reference from Exhibit 4-11 to December 31,
                  Increasing Rate Note, due May 1, 2000            1989 10-K

4-6               Specimen of 14% Junior Subordinated Note, due    Incorporated by reference from Exhibit 10-2 to the
                  May 1, 2000                                      Company's Form 8-K dated December 10,1993 (date of earliest event reported) located under Securities and Exchange
                                                                   Commission File No. 0-3252

4-7               Indenture dated as of August 1, 1993, between    Incorporated by reference from Exhibit 4-2 to the Company's
                  LPC and IBJ Schroder Bank & Trust Company, as    Form 8-K dated January 18, 1994 (date of earliest event
                  Trustee                                          reported) located under Securities and Exchange Commission
                                                                   File No. 0-3252

4-8               Specimen of 12.75% Senior Subordinated Note,     Included in Exhibit 4-7 hereto
                  due February 1, 2000

4-9               Note Purchase Agreement dated October 27,        Incorporated by reference from Exhibit 10-2 to the
                  1997, between LPC and Nomura Holding America,    Company's Form 10-Q for the quarter ended June 30, 1997
                  Inc. ("Nomura")                                  located under Securities and Exchange Commission File No.
                                                                   0-3252 ("June 30, 1997 Form 10-Q")


4-10              Specimen of 10.5% Senior Unsecured Note due      Incorporated by reference from Exhibit 10-3 to June 30,
                  February 1, 2000, from LPC to Nomura             1997 Form 10-Q

4-11              Note Amendment dated January 28, 2000, between   Incorporated by reference from Exhibit 4-11 to 1999 10-K
                  LPC and Nomura

4-12              Agreement dated January 31, 2000, between LPC    Incorporated by reference from Exhibit 4-12 to 1999 10-K
                  and Nomura

4-13              Agreement relating to Junior Subordinated        Incorporated by reference from Exhibit 4-13 to 1999 10-K
                  Convertible Increasing Rate Notes among LPC,
                  Michael A. Lubin, and Warren Delano

4-14              Agreement relating to 14% Junior Subordinated    Incorporated by reference from Exhibit 4-14 to 1999 10-K
                  Notes between LPC and Michael A. Lubin

10-1              Purchase Agreement dated as of February 7,       See Exhibit 4-2 hereto
                  1985, between LPC and L&D Precision and
                  exhibits thereto

10-2              Amendment Agreement dated as of April 27,        See Exhibit 4-3 hereto
                  1990, between LPC and L&D Precision with
                  respect to Purchase Agreement dated as of
                  February 7, 1985


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

10-4              1986 Restricted Stock Award Plan, as amended     Incorporated by reference from Exhibit 10-38 to December
                                                                   31, 1989 10-K

10-5              Lexington Precision Corporation Retirement and   Incorporated by reference from Exhibit 10-5 to December 31,
                  Savings Plan, as amended                         1998 10-K

10-6              Description of 1999 Compensation                 Filed with this Form 10-K
                  Arrangements with Lubin, Delano, & Company

10-7              Corporate Office 1999 Management Cash Bonus      Filed with this Form 10-K
                  Plan

10-8              Consent and Amendment Letter Agreement between   Incorporated by reference from Exhibit 10-1 to the
                  Chemical Bank of New Jersey and LPC dated as     Company's Form 8-K dated December 30, 1993 (date of
                  of December 29, 1993                             earliest event reported) located under Securities and
                                                                   Exchange Commission File No. 0-3252

10-9              Promissory Note dated November 30, 1988, of      Incorporated by reference from Exhibit 10-32 to May 31,
                  LRGI payable to the order of Paul H. Pennell     1989 10-K
                  in the original principal amount of $3,530,000

10-10             Guaranty dated as of November 30, 1988, from     Incorporated by reference from Exhibit 10-33 to May 31,
                  LPC to Paul H. Pennell                           1989 10-K

10-11             Amendment Agreement dated as of November 30,     Incorporated by reference from Exhibit 10-28 to 1991 10-K
                  1991, between LRGI and Paul H. Pennell

10-12             Release and Notice Agreement dated as of March   Incorporated by reference from Exhibit 10-40 to the
                  31, 1993, between LRGI and Paul H. Pennell       Company's Form 10-K for the year ended December 31, 1992
                                                                   located under Securities and Exchange Commission File No.
                                                                   0-3252

10-13             Recapitalization Agreement dated as of April     See Exhibit 4-4 hereto
                  27, 1990, between LPC and L&D Woolens and
                  exhibits thereto

10-14             Accounts Financing Agreement [Security           Incorporated by reference from Exhibit 4-2 to November 30,
                  Agreement] dated as of January 11, 1990,         1989 10-Q
                  between Congress Financial Corporation
                  ("Congress") and LPC


10-15             Accounts Financing Agreement [Security           Incorporated by reference from Exhibit 4-3 to November 30,
                  Agreement] dated as of January 11, 1990,         1989 10-Q
                  between Congress and LRGI

10-16             Covenants Supplement to Accounts Financing       Incorporated by reference from Exhibit 10-49 to 1990 10-K
                  Agreement [Security Agreement] dated as of
                  January 11, 1990, between Congress and LPC

10-17             Covenants Supplement to Accounts Financing       Incorporated by reference from Exhibit 10-50 to 1990 10-K
                  Agreement [Security Agreement] dated as of
                  January 11, 1990, between Congress and LRGI

10-18             Letter dated April 11, 1990, from LPC and Wise   Incorporated by reference from Exhibit 10-51 to 1990 10-K
                  Die Casting, Inc. to Congress

10-19             Letter Agreement dated February 28, 1991,        Incorporated by reference from Exhibit 10-54 to 1990 10-K
                  between LPC and Congress amending certain
                  financing agreements and consent thereto of
                  LRGI

10-20             Letter Agreement dated February 28, 1991,        Incorporated by reference from Exhibit 10-56 to 1990 10-K
                  between LRGI and Congress amending certain
                  financing agreements and consent thereto of LPC

10-21             Letter Agreement dated January 14, 1994,         Incorporated by reference from Exhibit 10-26 to the
                  between LPC and Congress amending certain        Company's Form 10-K for the year ended December 31, 1993
                  financing agreements and consent thereto of      located under Securities and Exchange Commission File No.
                  LRGI                                             0-3252 ("1993 10-K")

10-22             Letter Agreement dated January 14, 1994,         Incorporated by reference from Exhibit 10-27 to 1993 10-K
                  between LRGI and Congress amending certain
                  financing agreements and consent thereto of LPC

10-23             Letter Agreement dated March 25, 1994, between   Incorporated by reference from Exhibit 10-30 to 1993  10-K
                  Congress and LPC, and consent thereto of LRGI

10-24             Letter Agreement dated March 25, 1994, between   Incorporated by reference from Exhibit 10-31 to 1993 10-K
                  Congress and LRGI, and consent thereto of LPC


10-25             Letter Agreement dated as of August 1, 1994,                  Incorporated by reference from Exhibit 10-1 to the
                  between LPC and Congress amending certain                     Company's Form 10-Q for the quarter ended
                  financing agreements and consent thereto of LRGI              September 30, 1994 located under Securities and
                                                                                Exchange Commission File No. 0-3252
                                                                                ("September 30, 1994 10-Q")

10-26             Letter Agreement dated as of August 1, 1994,                  Incorporated by reference from Exhibit 10-2 to
                  between LRGI and Congress amending certain                    September 30, 1994 10-Q
                  financing agreements and consent thereto of LPC

10-27             Trade Financing Agreement Supplement to                       Incorporated by reference from Exhibit 10-3 to
                  Accounts Financing Agreement [Security                        September 30, 1994 10-Q
                  Agreement] dated as of July 19, 1994, between
                  LPC and Congress

10-28             Letter Agreement dated January 13, 1995,                      Incorporated by reference from Exhibit 10-32 to
                  between LRGI and Congress amending certain                    1994 Form 10-K
                  financing agreements and consent thereto of LPC

10-29             Letter Agreement dated January 31, 1995,                      Incorporated by reference from Exhibit 10-34 to
                  between LPC and Congress amending certain                     1994 Form 10-K
                  financing agreements and consent thereto of
                  LRGI

10-30             Letter Agreement dated January 31, 1995,                      Incorporated by reference from Exhibit 10-36 to
                  between LRGI and Congress amending certain                    1994 Form 10-K
                  financing agreements and consent thereto of LPC

10-31             Amendment to Financing Agreements dated August                Incorporated by reference from Exhibit 10-1 to the
                  1, 1995, from LPC in favor of Congress                        Company's Form 10-Q for the quarter ended
                                                                                September 30, 1995 located under Securities and
                                                                                Exchange Commission File No. 0-3252
                                                                                ("September 30, 1995 Form 10-Q")

10-32             Amendment to Financing Agreements dated August                Incorporated by reference from Exhibit 10-2 to
                  1, 1995, from LRGI in favor of Congress                       September 30, 1995 Form 10-Q


10-33             Amendment to Financing Agreements dated                       Incorporated by reference from Exhibit 10-49
                  January 16, 1996, from LPC in favor of Congress               to the Company's Form 10-K for the year
                                                                                ended December 31, 1995 located under
                                                                                Securities and Exchange Commission File
                                                                                No. 0-3252 ("1995 Form 10-K")

10-34             Term Promissory Note dated January 16, 1996,                  Incorporated by reference from Exhibit 10-50 to
                  in the amount of $375,000 from LPC in favor of                1995 Form 10-K
                  Congress


10-35             Term Promissory Note dated January 16, 1996,                  Incorporated by reference from Exhibit 10-51 to
                  in the amount of $450,000 from LPC in favor of                1995 Form 10-K
                  Congress

10-36             Amendment to Financing Agreements dated                       Incorporated by reference from Exhibit 10-62 to
                  February 28, 1996, from LPC in favor of                       1995 Form 10-K
                  Congress

10-37             Amendment to Financing Agreements and Consent                 Incorporated by reference from Exhibit 10-63 to
                  dated March 14, 1996, from LPC in favor of                    1995 Form 10-K
                  Congress

10-38             Amendment to Financing Agreements and Consent                 Incorporated by reference from Exhibit 10-64 to
                  dated March 14, 1996, from LRGI in favor of                   1995 Form 10-K
                  Congress

10-39             Term Note dated May 31, 1996, from LPC in                     Incorporated by reference from Exhibit 10-1
                  favor of Congress                                             to the Company's Form 10-Q for the quarter
                                                                                ended June 30, 1996 located under Securities
                                                                                and Exchange Commission File No. 0-3252

10-40             Amendment to Financing Agreements dated August                Incorporated by reference from Exhibit 10-3 to
                  21, 1996, from LRGI in favor of Congress                      the Company's Form 10-Q for the quarter ended
                                                                                September 30, 1996 located under Securities and
                                                                                Exchange Commission File No. 0-3252
                                                                                ("September 30, 1996 Form 10-Q")

10-41             Amendment to Financing Agreements dated August                Incorporated by reference from Exhibit 10-4 to
                  21, 1996, from LPC in favor of Congress                       September 30, 1996 Form 10-Q

10-42             Amendment to Financing Agreements dated                       Incorporated by reference from Exhibit 10-42 to
                  January 31, 1997, from LPC in favor of Congress               the Company's Form 10-K for the year ended
                                                                                December 31, 1996 located under Securities and
                                                                                Exchange Commission File No. 0-3252 ("1996 Form
                                                                                10-K")

10-43             Amendment to Financing Agreements dated                       Incorporated by reference from Exhibit 10-43 to
                  January 31, 1997, from LRGI in favor of                       1996 Form 10-K
                  Congress

10-44             Credit Facility and Security Agreement and                    Incorporated by reference from Exhibit 10-44 to
                  Rider A to Credit Facility and Security                       1996 Form 10-K
                  Agreement dated January 31, 1997, from
                  LPC and LRGI in favor of Bank One,
                  Akron, NA ("Bank One")

10-45             Promissory Note (Equipment Term Loan) dated                   Incorporated by reference from Exhibit 10-45 to
                  January 31, 1997, from LPC and LRGI in favor                  1996 Form 10-K
                  of Bank One


10-46             Promissory Note (North Canton Term Loan) dated January 31,    Incorporated by reference from Exhibit 10-46 to
                  1997, from LPC and LRGI in favor of Bank One                  1996 Form 10-K

10-47             Promissory Note (Vienna Term Loan) dated January 31, 1997,    Incorporated by reference from Exhibit 10-47 to
                  from LPC and LRGI in favor of Bank One                        1996 Form 10-K

10-48             Promissory Note (Casa Grande Note) dated January 31, 1997,    Incorporated by reference from Exhibit 10-48 to
                  from LPC and LRGI in favor of Bank One                        1996 Form 10-K

10-49             Promissory Note (LaGrange Term Loan) dated January 31, 1997,  Incorporated by reference from Exhibit 10-49 to
                  from LPC and LRGI in favor of Bank One                        1996 Form 10-K

10-50             Promissory Note (North Canton Equipment Loan) dated January   Incorporated by reference from Exhibit 10-50 to
                  31, 1997, from LPC and LRGI in favor of Bank One              1996 Form 10-K

10-51             Fourth Amended and Restated Promissory Note dated March 11,   Incorporated by reference from Exhibit 10-51 to
                  1997, from LRGI in favor of Congress                          1996 Form 10-K

10-52             Fourth Amended and Restated Promissory Note dated March 11,   Incorporated by reference from Exhibit 10-52 to
                  1997, from LPC in favor of Congress                           1996 Form 10-K

10-53             Amendment to Financing Agreements dated March                 Incorporated by reference from Exhibit 10-53 to
                  11, 1997, from LRGI in favor of  Congress                     1996 Form 10-K

10-54             Amendment to Financing Agreements dated March                 Incorporated by reference from Exhibit 10-54 to
                  11, 1997, from LPC in favor of Congress                       1996 Form 10-K

10-55             Loan and Security Agreement and Rider A to                    Incorporated by reference from Exhibit 10-55 to
                  Loan and Security Agreement dated March 19,                   1996 Form 10-K
                  1997, from LPC in favor of The CIT
                  Group/Equipment Financing, Inc. ("CIT")

10-56             Promissory Note dated March 19, 1997, from LPC                Incorporated by reference from Exhibit 10-56 to
                  in favor of CIT                                               1996 Form 10-K

10-57             Additional Purchase Order Provisions Lifetime                 Incorporated by reference in redacted form
                  Contract between Delphi Packard Electric                      pursuant to Rule 24b-2 from Exhibit 10-57 to
                  Systems and Lexington Connector Seals                         1996 Form 10-K


10-58             Amendment to Financing Agreements and Consent                 Incorporated by reference from Exhibit 10-1 to
                  dated April 17, 1997, between LPC and Congress                the Company's Form 10-Q for the quarter ended
                                                                                March 31, 1997 located under Securities and
                                                                                Exchange Commission File No. 0-3252 ("March 31,
                                                                                1997 Form 10-Q")


10-59             Amendment to Financing Agreements and Consent                 Incorporated by reference from Exhibit 10-2 to
                  dated April 17, 1997, between LRGI and Congress               March 31, 1997 Form 10-Q


10-60             First Amendment Agreement dated April 17,                     Incorporated by reference from Exhibit 10-3 to
                  1997, among LPC, LRGI, and Bank One                           March 31, 1997 Form 10-Q

10-61             Specimen of Amended and Restated Promissory Note              Incorporated by reference from Exhibit 10-4
                  dated April 17, 1997, of LPC and LRGI to Bank One             March 31, 1997 Form 10-Q

10-62             Specimen of Promissory Note dated August 29,                  Incorporated by reference from Exhibit 10-1 to
                  1997, from LPC                                                the Company's Form 10-Q for the quarter ended
                                                                                June 30, 1997 located under Securities and
                                                                                Exchange Commission File No. 0-3252 ("June 30,
                                                                                1997 Form 10-Q")

10-63             Note Purchase Agreement dated October 27,                     Incorporated by reference from Exhibit 10-2 to
                  1997, between LPC and Nomura                                  June 30, 1997 Form 10-Q

10-64             Specimen of 10.5% Senior Unsecured Note due                   Incorporated by reference from Exhibit 10-3 to
                  February 1, 2000, from LPC to Nomura                          June 30, 1997 Form 10-Q

10-65             Amended No. 1 to Credit Facility and Security                 Incorporated by reference from Exhibit 10-65 to
                  Agreement dated December 31, 1997, among LPC,                 the Company's Form 10-K for the year ended
                  LRGI, and Bank One                                            December 31, 1997 located under Securities and
                                                                                Exchange Commission File No. 0-3252 ("1997 Form
                                                                                10-K")

10-66             Amendment No. 2 to Credit Facility and                        Incorporated by reference from Exhibit 10-66 to
                  Security Agreement dated March 20, 1998, among                1997 Form 10-K
                  LPC, LRGI, and Bank One

10-67             Promissory Note dated March 31, 1998, from LPC                Incorporated by reference from Exhibit 10-1 to
                  in favor of CIT                                               the Company's Form 10-Q for the quarter ended
                                                                                March 31, 1998 located under Securities and
                                                                                Exchange Commission File No. 0-3252 ("March 31,
                                                                                1998 Form 10-Q")


10-68             New Equipment Term Note dated June 26, 1998,                  Incorporated by reference from
                  from LPC in favor of Congress                                 Exhibit 10-1 to the Company's Form
                                                                                10-Q for the quarter ended
                                                                                June 30, 1998 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("June 30, 1998 Form
                                                                                10-Q")

10-69             Second Amendment Agreement dated May 1, 1998,                 Incorporated by reference from
                  from LRGI in favor of Paul H. Pennell                         Exhibit 10-2 to the Company's Form
                                                                                10-Q for the quarter ended
                                                                                June 30, 1998 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("June 30, 1998 Form
                                                                                10-Q")

10-70             Amendment No. 1 to Loan and Security Agreement                Incorporated by reference from
                  dated June 30, 1998, between                                  Exhibit 10-1 to the Company's Form
                  LPC and CIT                                                   10-Q for the quarter ended
                                                                                September 30, 1998 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("September 30, 1998
                                                                                Form 10-Q")

10-71             Amendment No. 3 to Credit Facility and                        Incorporated by reference from
                  Security Agreement dated June 30, 1998, among                 Exhibit 10-2 to the Company's Form
                  LPC, LRGI, and Bank One                                       10-Q for the quarter ended
                                                                                September 30, 1998 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("September 30, 1998
                                                                                Form 10-Q")

10-72             Amendment to Financing Agreements and Consent                 Incorporated by reference from
                  dated August 13, 1998, between LPC and Congress               Exhibit 10-3 to the Company's Form
                                                                                10-Q for the quarter ended
                                                                                September 30, 1998 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("September 30, 1998
                                                                                Form 10-Q")


10-73             Amendment to Financing Agreements and Consent                 Incorporated by reference from
                  dated August 13, 1998, between LRGI and                       Exhibit 10-4 to the Company's Form
                  Congress                                                      10-Q for the quarter ended
                                                                                September 30, 1998 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("September 30, 1998
                                                                                Form 10-Q")

10-74             Amendment to Financing Agreements and Consent                 Incorporated by reference from
                  dated October 20, 1998, between LPC and                       Exhibit 10-5 to the Company's Form
                  Congress                                                      10-Q for the quarter ended
                                                                                September 30, 1998 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("September 30, 1998
                                                                                Form 10-Q")


10-75             Amendment to Financing Agreements and Consent                 Incorporated by reference from
                  dated October 20, 1998, between LRGI and                      Exhibit 10-6 to the Company's Form
                  Congress                                                      10-Q for the quarter ended
                                                                                September 30, 1998 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("September 30, 1998
                                                                                Form 10-Q")

10-76             Amendment No. 2 to Loan and Security Agreement                Incorporated by reference from
                  dated November 30, 1998, between LPC and CIT                  Exhibit 10-76 to 1998 Form 10-K


10-77             New Equipment Term Note dated December 16,                    Incorporated by reference from
                  1998, between LPC and Congress                                Exhibit 10-77 to 1998 Form 10-K

10-78             Amendment to Financing Agreements dated                       Incorporated by reference from
                  January 28, 1999, between LPC and Congress                    Exhibit 10-78 to 1998 Form 10-K

10-79             Amendment to Financing Agreements dated                       Incorporated by reference from
                  January 28, 1999, between LRGI and Congress                   Exhibit 10-79 to 1998 Form 10-K

10-80             Term Promissory Note dated January 28, 1999,                  Incorporated by reference from
                  between LRGI and Congress                                     Exhibit 10-80 to 1998 Form 10-K

10-81             Term Promissory Note dated January 28, 1999,                  Incorporated by reference from
                  between LPC and Congress                                      Exhibit 10-81 to 1998 Form 10-K

10-82             Fifth Amended and Restated Promissory Note                    Incorporated by reference from
                  dated January 28, 1999, between LPC and                       Exhibit 10-82 to 1998 Form 10-K
                  Congress

10-83             Amendment No. 6 to Credit Facility and                        Incorporated by reference from
                  Security Agreement dated January 31, 1999,                    Exhibit 10-83 to 1998 Form 10-K
                  among LPC, LRGI, and Bank One

10-84             Fifth Amendment Agreement dated March 10,                     Incorporated by reference from
                  1999, among LPC, LRGI, and Bank One                           Exhibit 10-84 to 1998 Form 10-K

10-85             Promissory Note (Additional Equipment Term                    Incorporated by reference from
                  Loan) dated March 10, 1999, among LPC, LRGI,                  Exhibit 10-85 to 1998 Form 10-K
                  and Bank One

10-86             Promissory Note dated March 30, 1999, between                 Incorporated by reference from
                  LPC and CIT                                                   Exhibit 10-86 to 1998 Form 10-K

10-87             Amendment No. 3 to Loan and Security Agreement                Incorporated by reference from
                  dated March 30, 1999, between LPC and CIT                     Exhibit 10-87 to 1998 Form 10-K

10-88             Amendment to Financing Agreements dated March                 Incorporated by reference from
                  31, 1999, between LPC and Congress                            Exhibit 10-1 to the Company's Form
                                                                                10-Q for the quarter ended March 31,
                                                                                1999 located under Securities and
                                                                                Exchange Commission File No. 0-3252
                                                                                ("March 31, 1999 Form 10-Q")


10-89             Term Promissory Note dated March 31, 1999,                    Incorporated by reference from
                  between LPC and Congress                                      Exhibit 10-2 to the Company's Form
                                                                                10-Q for the quarter ended March 31,
                                                                                1999 located under Securities and
                                                                                Exchange Commission File No. 0-3252
                                                                                ("March 31, 1999 Form 10-Q")

10-90             Amendment to Financing Agreements dated March                 Incorporated by reference from
                  31, 1999, between LRGI and Congress                           Exhibit 10-3 to the Company's Form
                                                                                10-Q for the quarter ended March 31,
                                                                                1999 located under Securities and
                                                                                Exchange Commission File No. 0-3252
                                                                                ("March 31, 1999 Form 10-Q")

10-91             Term Promissory Note dated March 31, 1999,                    Incorporated by reference from
                  between LRGI and Congress                                     Exhibit 10-4 to the Company's Form
                                                                                10-Q for the quarter ended March 31,
                                                                                1999 located under Securities and
                                                                                Exchange Commission File No. 0-3252
                                                                                ("March 31, 1999 Form 10-Q")

10-92             Promissory Note dated July 29, 1999, between                  Incorporated by reference from
                  LPC and CIT                                                   Exhibit 10-1 to the Company's Form
                                                                                10-Q for the quarter ended
                                                                                June 30, 1999 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("June 30, 1999 Form
                                                                                10-Q")

10-93             New Equipment Note dated July 30, 1999,                       Incorporated by reference from
                  between LRG and Congress                                      Exhibit 10-2 to the Company's Form
                                                                                10-Q for the quarter ended
                                                                                June 30, 1999 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("June 30, 1999 Form
                                                                                10-Q")

10-94             Amendment to Financing Agreements dated                       Incorporated by reference from
                  October 1, 1999, between LPC and Congress                     Exhibit 10-1 to the Company's Form
                                                                                10-Q for the quarter ended
                                                                                September 30, 1999 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("September 30, 1999
                                                                                Form 10-Q")

10-95             Amendment to Financing Agreements dated                       Incorporated by reference from
                  October 1, 1999, between LRG and Congress                     Exhibit 10-2 to the Company's Form
                                                                                10-Q for the quarter ended
                                                                                September 30, 1999 located under
                                                                                Securities and Exchange Commission
                                                                                File No. 0-3252 ("September 30, 1999
                                                                                Form 10-Q")

10-96             New Equipment Note dated December 6, 1999,                    Incorporated by reference from
                  between LRGI and Congress                                     Exhibit 10-96 to 1999 Form 10-K


10-97             Term Promissory Note dated December 30, 1999,                 Incorporated by reference from
                  between LPC and Congress                                      Exhibit 10-97 to 1999 Form 10-K


10-98             Sixth Amended and Restated Promissory Note                    Incorporated by reference from
                  dated December 30, 1999, between LPC and                      Exhibit 10-98 to 1999 Form 10-K
                  Congress

10-99             Amendment to Financing Agreements dated                       Incorporated by reference from
                  December 30, 1999, between LPC and Congress                   Exhibit 10-99 to 1999 Form 10-K

10-100            Note Amendment No. 5 to Loan and Security                     Incorporated by reference from
                  Agreement dated December 31, 1999, between LPC                Exhibit 10-100 to 1999 Form 10-K
                  and CIT

10-101            Amendment No. 8 to Credit Facility and                        Incorporated by reference from
                  Security Agreement dated December 31, 1999,                   Exhibit 10-101 to 1999 Form 10-K
                  among LPC, LRGI, and Bank One

10-102            Note Amendment dated January 28, 2000, between                Incorporated by reference from
                  LPC and Nomura                                                Exhibit 10-102 to 1999 Form 10-K

10-103            Agreement dated January 31, 2000, between LPC                 Incorporated by reference from
                  and Nomura                                                    Exhibit 10-103 to 1999 Form 10-K

10-104            Third Amendment Agreement between LRGI and                    Incorporated by reference from
                  Paul H. Pennell                                               Exhibit 10-104 to 1999 Form 10-K

10-105            Agreement dated January 31, 2000, among LPC,                  Incorporated by reference from
                  LRGI, and Congress                                            Exhibit 10-105 to 1999 Form 10-K

10-106            Agreement dated January 31, 2000, between LPC                 Incorporated by reference from
                  and CIT                                                       Exhibit 10-106 to 1999 Form 10-K

10-107            Agreement dated January 31, 2000, among LPC,                  Incorporated by reference from
                  LRGI, and Bank One                                            Exhibit 10-107 to 1999 Form 10-K

10-108            Amendment No. 9 to Credit Facility and                        Incorporated by reference from
                  Security Agreement dated as of December                       Exhibit 10-1 to the Company's Form
                  31,1999, among LPC, LRGI, and Bank One, NA                    10-Q for the quarter ended March 31,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")

10-109            New Equipment Note dated April 24, 2000,                      Incorporated by reference from
                  between Lexington Precision Corporation                       Exhibit 10-2 to the Company's Form
                  ("LPC") and Congress Financial Corporation                    10-Q for the quarter ended March 31,
                  ("Congress")                                                  2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")



10-110            New Equipment Note dated April 24, 2000,                      Incorporated by reference from
                  between Lexington Rubber Group, Inc. ("LRGI")                 Exhibit 10-3 to the Company's Form
                  and Congress                                                  10-Q for the quarter ended March 31,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")

10-111            Agreement relating to 14% Junior Subordinated                 Incorporated by reference from
                  Notes dated April 30, 2000, between LPC and                   Exhibit 10-4 to the Company's Form
                  Michael A. Lubin                                              10-Q for the quarter ended March 31,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")

10-112            Agreement relating to Junior Subordinated                     Incorporated by reference from
                  Convertible Increasing Rate Note dated April                  Exhibit 10-5 to the Company's Form
                  30, 2000, among LPC, Michael A. Lubin, and                    10-Q for the quarter ended March 31,
                  Warren Delano                                                 2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")

10-113            Note Amendment No. 2 to Note dated as of April                Incorporated by reference from
                  30, 2000, between LPC and Tri-Links Investment                Exhibit 10-6 to the Company's Form
                  Trust, as successor to Nomura Holding America,                10-Q for the quarter ended March 31,
                  Inc.                                                          2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")

10-114            Fourth Amendment Agreement dated April 30,                    Incorporated by reference from
                  2000, between LRGI and Paul H. Pennell                        Exhibit 10-7 to the Company's Form
                                                                                10-Q for the quarter ended March 31,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")

10-115            Agreement dated as of April 30, 2000, among                   Incorporated by reference from
                  LPC, LRGI, and Congress                                       Exhibit 10-8 to the Company's Form
                                                                                10-Q for the quarter ended March 31,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")

10-116            Agreement dated as of April 30, 2000, between LPC and CIT     Incorporated by reference from
                  Group/Equipment Financing, Inc.                               Exhibit 10-9 to the Company's Form
                                                                                10-Q for the quarter ended March 31,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")

10-117            Agreement dated as of April 30, 2000, among                   Incorporated by reference from
                  LPC, LRGI, and Bank One, NA                                   Exhibit 10-10 to the Company's Form
                                                                                10-Q for the quarter ended March 31,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")


10-118            Amendment to Financing Agreements dated May                   Incorporated by reference from
                  12, 2000, between LPC and Congress                            Exhibit 10-11 to the Company's Form
                                                                                10-Q for the quarter ended March 31,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")

10-119            Amendment to Financing Agreements dated May                   Incorporated by reference from
                  12, 2000, between LRGI and Congress                           Exhibit 10-12 to the Company's Form
                                                                                10-Q for the quarter ended March 31,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("March 31, 2000 Form 10-Q")

10-120            Promissory Note dated June 26, 2000, Between                  Incorporated by reference from
                  Lexington Precision Corporation ("LPC") and                   Exhibit 10-1 to the Company's Form
                  CIT Group/Equipment Financing, Inc. ("CIT")                   10-Q for the quarter ended June 30,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("June 30, 2000 Form 10-Q")

10-121            Amendment No. 4 to Loan and Security Agreement                Incorporated by reference from
                  dated June 26, 2000, between LPC and CIT                      Exhibit 10-2 to the Company's Form
                                                                                10-Q for the quarter ended June 30,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("June 30, 2000 Form 10-Q")

10-122            Amendment No. 10 to Credit Facility and                       Incorporated by reference from
                  Security Agreement dated as of June 30, 2000,                 Exhibit 10-3 to the Company's Form
                  between LPC, LRGI, and Bank One, NA                           10-Q for the quarter ended June 30,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("June 30, 2000 Form 10-Q")

10-123            Agreement relating to 14% Junior Subordinated                 Incorporated by reference from
                  No.0-3252 ("1995 Form 10-K") Notes dated                      Exhibit 10-4 to the Company's Form
                  July 31, 2000, between LPC and Michael A. Lubin               10-Q for the quarter ended June 30,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("June 30, 2000 Form 10-Q")

10-124            Agreement relating to Junior Subordinated                     Incorporated by reference from
                  Convertible Increasing Rate Note dated July                   Exhibit 10-5 to the Company's Form
                  31, 2000, among LPC, Michael A. Lubin, and                    10-Q for the quarter ended June 30,
                  Warren Delano                                                 2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("June 30, 2000 Form 10-Q")

10-125            Note Amendment No. 3 to Note dated as of July                 Incorporated by reference from
                  31, 2000, between LPC and Tri-Links Investment                Exhibit 10-6 to the Company's Form
                  Trust, as successor to Nomura Holding America,                10-Q for the quarter ended June 30,
                  Inc.                                                          2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("June 30, 2000 Form 10-Q")


10-126            Fifth Amendment Agreement dated July 31, 2000,                Incorporated by reference from
                  between LRGI and Paul H. Pennell                              Exhibit 10-7 to the Company's Form
                                                                                10-Q for the quarter ended June 30,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("June 30, 2000 Form 10-Q")

10-127            Agreement dated as of July 31, 2000, among LPC,               Incorporated by reference from
                  LRGI, and Congress Financial Corporation                      Exhibit 10-8 to the Company's Form
                  ("Congress")                                                  10-Q for the quarter ended June 30,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("June 30, 2000 Form 10-Q")

10-128            Agreement dated as of July 31, 2000, between                  Incorporated by reference from
                  LPC and CIT                                                   Exhibit 10-9 to the Company's Form
                                                                                10-Q for the quarter ended June 30,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("June 30, 2000 Form 10-Q")

10-129            Agreement dated as of July 31, 2000, among                    Incorporated by reference from
                  LPC, LRGI, and Bank One, NA                                   Exhibit 10-10 to the Company's Form
                                                                                10-Q for the quarter ended June 30,
                                                                                2000 located under Securities and
                                                                                Exchange Commission file No. 0-3252
                                                                                ("June 30, 2000 Form 10-Q")

10-130            Congress Covenant Waiver                                      Incorporated by reference from
                                                                                Exhibit 10-1 to the Company's Form
                                                                                10-Q for the quarter ended September
                                                                                30, 2000 located under Securities
                                                                                and Exchange Commission file No.
                                                                                0-3252 ("September 30, 2000 Form
                                                                                10-Q")

10-131            Congress Covenant Amendment dated as of August                Incorporated by reference from
                  31, 2000                                                      Exhibit 10-2 to the Company's Form
                                                                                10-Q for the quarter ended September
                                                                                30, 2000 located under Securities
                                                                                and Exchange Commission file No.
                                                                                0-3252 ("September 30, 2000 Form
                                                                                10-Q")

10-132            Agreement relating to 14% Junior Subordinated                 Incorporated by reference from
                  Notes dated October 31, 2000, between LPC and                 Exhibit 10-3 to the Company's Form
                  Michael A. Lubin                                              10-Q for the quarter ended September
                                                                                30, 2000 located under Securities
                                                                                and Exchange Commission file No.
                                                                                0-3252 (?September 30, 2000 Form
                                                                                10-Q")

10-133            Agreement relating to Junior Subordinated                     Incorporated by reference from
                  Convertible Increasing Rate Note dated October                Exhibit 10-4 to the Company's Form
                  31, 2000, among LPC, Michael A. Lubin, and                    10-Q for the quarter ended September
                  Warren Delano                                                 30, 2000 located under Securities
                                                                                and Exchange Commission file No.
                                                                                0-3252 (?September 30, 2000 Form
                                                                                10-Q")


10-134            Note Amendment No. 4 to Note dated as of                      Incorporated by reference from
                  October 31, 2000, between LPC and Tri-Links                   Exhibit 10-5 to the Company's Form
                  Investment Trust, as successor to Nomura                      10-Q for the quarter ended September
                  Holding America, Inc.                                         30, 2000 located under Securities
                                                                                and Exchange Commission file No.
                                                                                0-3252 ("September 30, 2000 Form
                                                                                10-Q")

10-135            Sixth Amendment Agreement dated October 31,                   Incorporated by reference from
                  2000, between LRGI and Paul H. Pennell                        Exhibit 10-6 to the Company's Form
                                                                                10-Q for the quarter ended September
                                                                                30, 2000 located under Securities
                                                                                and Exchange Commission file No.
                                                                                0-3252 ("September 30, 2000 Form
                                                                                10-Q")

10-136            Agreement dated as of October 31, 2000, among                 Incorporated by reference from
                  LPC, LRGI, and Congress Financial Corporation                 Exhibit 10-7 to the Company's Form
                  ("Congress")                                                  10-Q for the quarter ended September
                                                                                30, 2000 located under Securities
                                                                                and Exchange Commission file No.
                                                                                0-3252 ("September 30, 2000 Form
                                                                                10-Q")

10-137            Agreement dated as of October 31, 2000,                       Incorporated by reference from
                  between LPC and CIT                                           Exhibit 10-8 to the Company's Form
                                                                                10-Q for the quarter ended September
                                                                                30, 2000 located under Securities
                                                                                and Exchange Commission file No.
                                                                                0-3252 ("September 30, 2000 Form
                                                                                10-Q")

10-138            Agreement dated as of October 31, 2000, among                 Incorporated by reference from
                  LPC, LRGI, and Bank One, NA                                   Exhibit 10-9 to the Company's Form
                                                                                10-Q for the quarter ended September
                                                                                30, 2000 located under Securities
                                                                                and Exchange Commission file No.
                                                                                0-3252 ("September 30, 2000 Form
                                                                                10-Q")

10-139            Congress Covenant Amendment dated November 30,                Filed with this Form 10-K
                  2000

10-140            Amendment No. 6 to Loan and Security Agreement                Filed with this Form 10-K
                  dated December 31, 2000, between LPC and CIT
                  Group/Equipment Financing, Inc.

10-141            Amendment No. 12 to Credit Facility and                       Filed with this Form 10-K
                  Security Agreement dated December 31, 2000,
                  between LPC, LRGI, and Bank One, NA

10-142            Amendment No. 11 to Credit Facility and                       Filed with this Form 10-K
                  Security Agreement dated January 31, 2001,
                  between LPC, LRGI, and Bank One, NA


10-143            Agreement relating to 14% Junior Subordinated                 Filed with this Form 10-K
                  Notes dated January 31, 2001, between LPC and
                  Michael A. Lubin

10-144            Agreement relating to Junior Subordinated                     Filed with this Form 10-K
                  Convertible Increasing Rate Notes dated
                  January 31, 2001, between LPC, Michael A.
                  Lubin, and Warren Delano

10-145            Note Amendment No. 5 relating to Note dated as                Filed with this Form 10-K
                  of January 31, 2001, between LPC and Tri-Links
                  Investment Trust, as successor to Nomura Holding
                  America, Inc.

10-146            Seventh Amendment Agreement dated January 31,                 Filed with this Form 10-K
                  2001, between LRGI and Paul Pennell 1997

10-147            Agreement dated January 31, 2001, between LPC,                Filed with this Form 10-K
                  LRGI, and Congress Financial Corporation

10-148            Agreement dated January 31, 2001, between LPC                 Filed with this Form 10-K
                  and CIT Group/Equipment Financing, Inc.

10-149            Agreement dated January 31, 2001, between LPC,                Filed with this Form 10-K
                  LRGI, and Bank One, NA

10-150            New Equipment Term Note dated February 2001,                  Filed with this Form 10-K
                  between LRG and Congress Financial Corporation

10-151            Letter Agreement dated February 2001, between                 Filed with this Form 10-K
                  Congress and LRGI, and consent thereto of
                  LPC

10-152            Letter Agreement dated March 25, 1994, between                Filed with this Form 10-K
                  Congress and LPC, and consent thereto of LRGI

21-1              Significant Subsidiary of Registrant                          Filed with this Form 10-K