Form 10-Q
period 2001-03-31
LEXINGTON PRECISION CORP
filed 2001-05-15
CIK 12570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2001

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

       COMMON STOCK, $0.25 PAR VALUE, 4,828,036 SHARES AS OF MAY 10, 2001 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements...................................................1

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................14

Item 3.      Quantitative and Qualitative Disclosures about Market Risk............25

PART II.     OTHER INFORMATION

Item 3.      Defaults on Senior Securities.........................................26

Item 6.      Exhibits and Reports on Form 8-K......................................26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                        -------------------------
                                                          2001             2000
                                                          ----             ----

Net sales                                               $ 34,581         $ 37,666

Cost of sales                                             30,162           31,834
                                                        --------         --------

     Gross profit                                          4,419            5,832

Selling and administrative expenses                        2,475            3,019
                                                        --------         --------
     Income from operations                                1,944            2,813

Interest expense                                           2,325            2,437
                                                        --------         --------
     Income (loss) before income taxes                      (381)             376

Income tax provision                                           -              113
                                                        --------         --------
     Net income (loss)                                  $   (381)        $    263
                                                        ========         ========



Basic and diluted net income (loss) available to
  common stockholders                                   $  (0.08)        $   0.05
                                                        ========         ========





See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2001              2000
                                                                ------------      ------------

ASSETS:

Current assets:
     Cash                                                        $      60         $      65
     Accounts receivable                                            21,984            19,912
     Inventories                                                     9,722            11,109
     Prepaid expenses and other current assets                       3,574             3,833
     Deferred income taxes                                           2,049             2,049
                                                                 ---------         ---------
         Total current assets                                       37,389            36,968

Property, plant, and equipment, net                                 60,933            62,778
Excess of cost over net assets of businesses acquired                8,068             8,147
Other assets                                                         2,663             2,396
                                                                 ---------         ---------

              Total assets                                       $ 109,053         $ 110,289
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
      Accounts payable                                           $  13,919         $  16,993
      Accrued expenses                                              12,735            11,158
      Short-term debt                                               89,626            88,996
                                                                 ---------         ---------
         Total current liabilities                                 116,280           117,147
                                                                 ---------         ---------

Long-term debt, excluding current portion                              101               104
                                                                 ---------         ---------
Deferred income taxes and other long-term liabilities                2,252             2,244
                                                                 ---------         ---------

Series B preferred stock                                               330               330
                                                                 ---------         ---------

Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,828,036 shares issued                            1,207             1,207
     Additional paid-in-capital                                     12,960            12,960
     Accumulated deficit                                           (24,077)          (23,703)
                                                                 ---------         ---------
         Total stockholders' deficit                                (9,910)           (9,536)
                                                                 ---------         ---------

              Total liabilities and stockholders' deficit        $ 109,053         $ 110,289
                                                                 =========         =========

See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                       ----------------------
                                                                        2001            2000
                                                                        ----            ----

OPERATING ACTIVITIES:

     Net income (loss)                                                $  (381)        $   263
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                                   3,068           2,874
         Amortization included in operating expense                       304             394
         Amortization included in interest expense                         45              49
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable                                      (2,072)            466
              Inventories                                               1,387            (304)
              Prepaid expenses and other current assets                   236             129
              Accounts payable                                         (3,074)          4,637
              Accrued expenses                                          1,577            (267)
         Other                                                              6             (39)
                                                                      -------         -------
              Net cash provided by operating activities                 1,096           8,202
                                                                      -------         -------

INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                       (1,226)         (6,151)
     Net decrease (increase) in equipment deposits                       (181)            156
     Expenditures for tooling owned by customers                         (194)           (189)
     Other                                                                 31              29
                                                                      -------         -------
              Net cash used by investing activities                    (1,570)         (6,155)
                                                                      -------         -------

FINANCING ACTIVITIES:

     Net increase in loans under revolving line of credit                 786              66
     Proceeds of secured, amortizing term loans                         2,000               -
     Repayment of secured, amortizing term loans                       (2,159)         (1,981)
     Other                                                               (158)            (63)
                                                                      -------         -------
              Net cash provided (used) by financing activities            469          (1,978)
                                                                      -------         -------

Net increase (decrease) in cash                                            (5)             69
Cash at beginning of period                                                65               8
                                                                      -------         -------

Cash at end of period                                                 $    60         $    77
                                                                      =======         =======



See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all the information and footnotes included in the Company's annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         Subject to the Company's ability to successfully restructure its indebtedness as discussed below, in the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2001, and the Company's results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. All such adjustments were of a normal, recurring nature.

         The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

         The Company's consolidated financial statements have been presented on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company is in default on its senior subordinated notes because it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on February 1, 2000. On December 28, 1999, the Company had commenced a consent solicitation seeking consents of the holders of the senior subordinated notes to an extension of the maturity date of the senior subordinated notes to February 1, 2003, and providing for certain increases in the interest rate payable on the notes. The consent solicitation expired on December 29, 2000, without the Company having received the requisite consents.

         During March 2001, the Company reached an agreement in principle with the four largest holders of the senior subordinated notes on the terms of a restructuring of the senior subordinated notes. The major terms of the agreement in principle are set forth below:

            - conversion of the accrued and unpaid interest on the senior subordinated notes through the day before the effective date of the proposed restructuring into additional senior subordinated notes; the accrued and unpaid interest on the senior subordinated notes aggregated $5,825,000 at March 31, 2001,

            -     an extension of the maturity date to December 31, 2004,

            - an increase in the interest rate to 14% for the period from the effective date of the proposed restructuring through December 31, 2001, and to 15% thereafter,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


            - a change in the frequency of interest payments from semi-annual to quarterly, and

            - a number of changes in financial covenants, primarily designed to reduce the Company's ability to incur additional debt, pay cash dividends, and redeem capital stock.

         If the proposed restructuring becomes effective, the Company will pay a consent fee of 3% of the principal amount of senior subordinated notes in respect of which it receives valid consents and issue warrants to purchase, in the aggregate, approximately 3% of the Company's common stock.

         Since February 1, 2000, the holders of substantially all of the Company's indebtedness other than the senior subordinated notes have waived cross-default provisions with respect to the default on the senior subordinated notes and have granted extensions of loans that have been scheduled to mature. The Company has made all scheduled payments of interest and principal on all of its indebtedness as extended, other than the senior subordinated notes, since February 1, 2000. The actions of the various lenders are set forth below:

            - The lenders providing loans under the Company's revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default on the senior subordinated notes through August 1, 2001. Since February 1, 2000, the Company has been permitted to continue borrowing under its revolving line of credit and has received new term loans secured by equipment in the aggregate principal amount of $4,460,000 under two of its equipment lines of credit.

            - The holder of the Company's 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note to July 31, 2001; that note has no cross-default provision with respect to the default on the senior subordinated notes. The Company recently reached an agreement in principle with the holder of the 12% secured term note to extend the maturity of the note to the fifth anniversary of the effective date of the restructuring of the senior subordinated notes. If the extension of the note is completed, the principal amount of the note would be payable in sixty equal, monthly installments.

            - The holder of the Company's senior, unsecured note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note to August 1, 2001, and has waived the cross-default provisions with respect to the default on the senior subordinated notes. During 2000, the Company reached a non-binding agreement with the holder of the senior, unsecured note on a proposed amendment to the terms of the senior, unsecured note. In connection with that non-binding agreement, the effective interest rate on the note increased to 12 1/2% for the twelve-month period ending August 1, 2001. The Company recently made a revised proposal to amend the terms of the senior, unsecured note. The principal terms of that proposal are the following:

                     - an extension of the maturity date to December 31, 2004,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                     - an increase in the interest rate to 13% for the period from the effective date of the proposed restructuring through December 31, 2001, with a further increase to 14% thereafter, and

                     - quarterly principal payments of $625,000, commencing on March 31, 2002.

                  The Company has offered to pay an amendment fee of 2% of the principal amount of the senior, unsecured note. The holder of the senior, unsecured note has not yet responded to the Company's proposal.

            - The holder of the Company's junior subordinated notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes to August 1, 2001, has deferred six quarterly interest payments on those notes to August 1, 2001, and has waived the cross-default provision with respect to the default on the senior subordinated notes. The Company has reached an agreement in principle with the holder of the junior subordinated notes to extend the maturity date of the junior subordinated notes to March 31, 2005, and to increase the interest rate thereon to 15% for the period from the effective date of the extension through December 31, 2001, and to 16% thereafter.

            - The holders of the Company's junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred one quarterly interest payment on those notes to August 1, 2001, and have waived the cross-default provision with respect to the default on the senior subordinated notes. On February 1, 2000, the junior subordinated convertible notes were converted into 440,000 shares of our common stock. The Company has reached an agreement in principle with the holders of the junior subordinated convertible notes to convert the deferred interest to additional junior subordinated notes due March 31, 2005.

         In order to complete the extensions of its matured and maturing debt, the Company must also renegotiate its senior, secured financing arrangements in order to provide financing for its on-going working capital and capital expenditure requirements and reduce its past-due accounts payable. The Company believes that it will be unable to obtain adequate financing to reduce its accounts payable to levels that are customary for the industries in which it operates. As a result, the Company is negotiating with certain of its trade creditors to further extend the payment dates of its past-due accounts payable and has reached agreements in principle with a number of such trade creditors on such an extension.

         The Company expects to begin shortly a consent solicitation seeking consent of the holders of the senior subordinated notes to an amendment that reflects the terms of the agreement in principle with the four largest holders of the senior subordinated notes; however, the Company can give no assurance that it will be able to obtain the necessary consents, to reach an agreement for an extension of the senior, unsecured notes, to negotiate an extension of past-due accounts payable, or to renegotiate its senior, secured financing arrangements on satisfactory terms. If the Company is unable to do so, it may be forced to seek relief from its creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on the Company's results of operations and financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 -- INVENTORIES

         Inventories at March 31, 2001, and December 31, 2000, are set forth below (dollar amounts in thousands):

                                                                        MARCH 31,         DECEMBER 31,
                                                                           2001               2000
                                                                       ------------       ------------

              Finished goods                                           $    4,432         $    5,067
              Work in process                                               2,498              2,677
              Raw materials and purchased parts                             2,792              3,365
                                                                        ----------         ----------

                                                                       $    9,722         $   11,109
                                                                        ==========         ==========

NOTE 3 -- PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at March 31, 2001, and December 31, 2000, are set forth below (dollar amounts in thousands):

                                                                        MARCH 31,         DECEMBER 31,
                                                                          2001               2000
                                                                      ------------        ------------

              Land                                                    $     2,350         $    2,348
              Buildings                                                    24,075             24,022
              Equipment                                                   107,117            106,004
                                                                       -----------         ----------
                                                                          133,542            132,374
              Accumulated Depreciation                                     72,609             69,596
                                                                       -----------         ----------

                    Property, plant, and equipment, net               $    60,933         $   62,778
                                                                       ===========         ==========

NOTE 4 -- ACCRUED EXPENSES

         At March 31, 2001, and December 31, 2000, accrued expenses included accrued interest expense of $6,105,000 and $5,234,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -- DEBT

         Debt at March 31, 2001, and December 31, 2000, is set forth below (dollar amounts in thousands):

                                                                        MARCH 31,         DECEMBER 31,
                                                                          2001               2000
                                                                      -----------         ------------

              Short-term debt:
                   Revolving line of credit                            $  19,963            19,177
                   Secured, amortizing term loans                         33,021            33,178
                   12% secured term note                                   1,370             1,370
                   Senior, unsecured note                                  7,500             7,500
                   Senior subordinated notes                              27,412            27,412
                   Junior subordinated notes                                 347               347
                   Current portion of long-term debt                          13                12
                                                                        ---------          --------

                       Total short-term debt                           $  89,626          $ 88,996
                                                                        =========          ========

              Long-term debt:
                   Other                                                     114               116
                   Less current portion                                       13                12
                                                                        ---------          --------
                       Total long-term debt                            $     101          $    104
                                                                        =========          ========


         REVOLVING LINE OF CREDIT

         The loans outstanding under the revolving line of credit at March 31, 2001, and December 31, 2000, have been classified as short-term debt because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the approval of the Company. The loans are also classified as short-term at March 31, 2001, and December 31, 2000, because at each of those dates the Company's lenders had granted waivers, for a period of less than one year, of the cross-default provisions of the revolving line of credit with respect to the default on the senior subordinated notes.

         At March 31, 2001, availability under the revolving line of credit totaled $2,265,000, before outstanding checks of $1,071,000 were deducted. At March 31, 2001, the interest rates on loans outstanding under the revolving line of credit were the London Interbank Offered Rate (LIBOR) plus 2 1/2% and the prime rate.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         SECURED, AMORTIZING TERM LOANS

         Secured, amortizing term loans outstanding at March 31, 2001, and December 31, 2000, are set forth below (dollar amounts in thousands):

                                                                           MARCH 31,       DECEMBER 31,
                                                                             2001              2000
                                                                          -----------     -------------

Term loans payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturities in 2001, 8.37%        $ 2,396           $ 2,454
Term loans payable in equal monthly principal installments, final
  Maturities in 2002, LIBOR plus 2 3/4%                                         904             1,091
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9.37%            1,164             1,191
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9%               2,279             2,330
Term loans payable in equal monthly principal installments, final
  Maturities in 2002, prime rate and LIBOR plus 2 1/2%                          993(1)          1,222(1)
Term loan payable in equal monthly principal installments, final
  Maturity in 2003, prime rate                                                  363               409
Term loan payable in equal monthly principal installments, final
  Maturity in 2003, prime rate and LIBOR plus 2 1/2%                            221(1)            251(1)
Term loan payable in equal monthly principal installments, final
  Maturities in 2003, LIBOR plus 2 3/4%                                         667               747
Term loans payable in equal monthly principal installments, final
  Maturities in 2004, LIBOR plus 2 3/4%                                       1,062             1,145
Term loan payable in equal monthly principal installments, final
  Maturity in 2004, prime rate and LIBOR plus 2 1/2%                            860               928
Term loans payable in equal monthly principal installments, final
  Maturities in 2004, prime rate and LIBOR plus 2 1/2%                        8,433(1)          9,136(1)
Term loan payable in equal monthly principal installments, final
  Maturity in 2005, LIBOR plus 2 1/2%                                           971             1,027
Term loan payable in equal monthly principal installments, final
  Maturity in 2005, prime rate and LIBOR plus 2 1/2%                          1,033(1)          1,094(1)
Term loan payable in equal monthly principal installments, final
  Maturity in 2006, prime rate                                                  414               435
Term loans payable in equal monthly principal installments, final
  Maturities in 2006, prime rate and LIBOR plus 2 1/2%                        5,171(1)          5,422(1)
Term loans payable in equal monthly installments, final maturity in
  2007, prime rate and LIBOR plus 2 1/2%                                      4,123(1)          4,296(1)
Term loans payable in equal monthly installments, final maturity in
  2008, prime rate and LIBOR plus 2 1/2%                                      1,967(1)              -
                                                                            -------           -------

                                                                            $33,021           $33,178
                                                                            =======           =======

(1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         SENIOR, UNSECURED NOTE

         The senior, unsecured note, due August 1, 2001, bore interest at 10 1/2% per annum until July 31, 2000. The effective interest rate increased to 12 1/2% on August 1, 2000. The holder of that note has waived, until August 1, 2001, the cross-default provision of the note with respect to the default on the senior subordinated notes. The senior, unsecured note is senior in right of payment to the senior subordinated notes and the junior subordinated notes.

         SENIOR SUBORDINATED NOTES

         The senior subordinated notes, which matured on February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future secured debt and to the payment of the senior, unsecured note. The senior subordinated notes currently bear interest at 12 3/4% per annum. On February 1, 2000, the Company failed to make the payments of interest and principal then due on the senior subordinated notes in the amounts of $1,748,000 and $27,412,000, respectively. For a more detailed discussion of the status of the senior subordinated notes, refer to Note 1, "Basis of Presentation."

         JUNIOR SUBORDINATED NOTES

         The junior subordinated convertible notes and the junior subordinated nonconvertible notes are unsecured obligations of the Company. The $1,000,000 principal amount of junior subordinated convertible notes were converted into 440,000 shares of common stock on February 1, 2000. The junior subordinated nonconvertible notes are due on August 1, 2001, and are subordinated in right of payment to all existing and future secured debt of the Company, to the senior, unsecured note, and to the senior subordinated notes. The junior subordinated notes currently bear interest at 14% per annum. The holders of the junior subordinated notes have deferred until August 1, 2001, all interest payments that were due on or after February 1, 2000, and have waived their cross-default provisions with respect to the default on the senior subordinated notes.

         RESTRICTIVE COVENANTS

         Certain of the Company's financing arrangements contain covenants that set minimum levels of working capital, net worth, and cash flow coverage. The covenants also place certain restrictions and limitations on the Company's business and operations, including the incurrence or assumption of additional debt, the level of past-due accounts payable, the sale of all or substantially all of the Company's assets, the purchase of plant and equipment, the purchase of common stock, the redemption

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions.

         From time to time, the Company's lenders have agreed to waive or amend certain of the financial covenants contained in the Company's various loan agreements in order to maintain or otherwise ensure the Company's current or future compliance. The Company cannot assure you that its lenders will agree to waive or amend these covenants in the future. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend or waive those covenants, the lenders would have the right to declare the indebtedness under their loan agreements to be immediately due and payable and the violation might trigger cross-default provisions under substantially all of the Company's other indebtedness. In those circumstances, the holders of that indebtedness, would, among other things, have the right to declare the indebtedness to be immediately due and payable, in which event the Company might be required to consider alternatives, including seeking relief from its creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect upon the Company's results of operations and financial position. For a more detailed discussion of recent amendments to and waivers under the Company's various loan agreements, refer to Note 1, "Basis of Presentation."

NOTE 6 -- SERIES B PREFERRED STOCK

         At March 31, 2001, and December 31, 2000, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100 per share. Each share of series B preferred stock is redeemable at $200 per share.

         As more fully discussed in Note 1, the Company did not make the payments of interest and principal on the senior subordinated notes that were due on February 1, 2000, in the amounts of $1,748,000 and $27,412,000, respectively. As a result, the Company is prohibited from making any dividend payments on or redemptions of the series B preferred stock until it cures the payment default. At March 31, 2001, the Company was in arrears on the payment of five dividends and the redemption of 450 shares of series B preferred stock in the amount of $33,000 and $90,000, respectively.

NOTE 7 -- INCOME TAXES

         At March 31, 2001, and December 31, 2000, the Company's net deferred income tax assets were fully offset by a valuation allowance.

NOTE 8 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the first three months of 2001 and 2000 are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's potentially dilutive securities (the 14% junior subordinated convertible notes and the $8 cumulative convertible preferred stock, series B) was not dilutive for the three-month periods ended March 31, 2001 and 2000. As a result, the calculations of diluted net income or loss per common share set forth below do not reflect any pro forma conversion.

         For purposes of calculating earnings per share, earnings are reduced by
(1) preferred stock dividends and (2) the amount by which payments made to redeem preferred stock exceeded the par value

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


of such shares. During the three-month periods ended March 31, 2001 and 2000, the Company did not pay any dividends on, or redeem any shares of, the series B preferred stock.

                                                                                         THREE MONTHS
                                                                                            ENDED
                                                                                           MARCH 31
                                                                                    ----------------------
                                                                                     2001          2000
                                                                                     ----          ----

          Numerators:
               Net income (loss)                                                   $  (381)      $    263
               Preferred stock dividends                                                 -             (7)
               Excess of redemption value over par value of
                preferred stock redeemed during the year                                 -            (11)
                                                                                    -------       --------

               Numerator for basic net income (loss) per share--
                income (loss) available to common stockholders                        (381)           245

               Effect of assumed conversion of dilutive securities:
                14% junior subordinated convertible notes                                -              -
                                                                                    -------       --------

               Numerator for diluted net income (loss) per share--
                income (loss) available to common stockholders
                                                                                   $  (381)      $    245
                                                                                    =======       ========

          Denominators:
               Denominator for basic net income (loss) per share--
                weighted-average common shares                                       4,828          4,641
               Adjustments to derive denominator for diluted net
                income (loss) per share:
                   Conversion of 14% junior subordinated
                    convertible notes into 440,000 common shares                         -            150
                   Issuance of 125,000 shares of restricted common
                    stock                                                                -             37
                                                                                    -------       --------

               Denominator for diluted net income (loss) per share--
                adjusted weighted average common shares                              4,828          4,828
                                                                                    =======       ========

          Per share data:
               Basic and diluted net income (loss) available to
                common stockholders                                                $ (0.08)      $   0.05
                                                                                    =======       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month periods ended March 31, 2001 and 2000, is summarized below (dollar amounts in thousands):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                  --------------------------
                                                                     2001           2000
                                                                     ----           ----

NET SALES:

     Rubber Group                                                 $   23,939     $   28,971
     Metals Group                                                     10,642          8,695
                                                                   ----------     ----------

         Total net sales                                          $   34,581     $   37,666
                                                                   ==========     ==========

INCOME (LOSS) FROM OPERATIONS:

     Rubber Group                                                 $    1,869     $    3,719
     Metals Group                                                        570           (297)
                                                                   ----------     ----------
         Subtotal                                                      2,439          3,422
     Corporate office                                                   (495)          (609)
                                                                   ----------     ----------

         Total income from operations                             $    1,944     $    2,813
                                                                   ==========     ==========

ASSETS:

     Rubber Group                                                 $   71,637     $   74,331
     Metals Group                                                     34,526         37,225
                                                                   ----------     ----------
         Subtotal                                                    106,163        111,556
     Corporate office                                                  2,890          2,494
                                                                   ----------     ----------

         Total assets                                             $  109,053     $  114,050
                                                                   ==========     ==========

DEPRECIATION AND AMORTIZATION (1):
     Rubber Group                                                 $    2,201     $    2,039
     Metals Group                                                      1,149          1,210
                                                                   ----------     ----------
         Subtotal                                                      3,350          3,249
     Corporate office                                                     22             19
                                                                   ----------     ----------

         Total depreciation and amortization                      $    3,372     $    3,268
                                                                   ==========     ==========

CAPITAL EXPENDITURES:

     Rubber Group                                                 $    1,067     $    4,067
     Metals Group                                                        159          2,083
                                                                   ----------     ----------
         Subtotal                                                      1,226          6,150
     Corporate office                                                      -              1
                                                                   ----------     ----------

         Total capital expenditures                               $    1,226     $    6,151
                                                                   ==========     ==========

      (1) Does not include amortization of deferred financing expenses, which totaled $45,000 and $49,000 during the three-month periods ended March 31, 2001 and 2000, respectively, and which is included in interest expense in the consolidated financial statements.

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

RESULTS OF OPERATIONS-- FIRST QUARTER OF 2001 VERSUS FIRST QUARTER OF 2000

         The following table sets forth our consolidated operating results for the first quarters of 2001 and 2000 (dollar amounts in thousands):

                                                                 THREE MONTHS ENDED MARCH 31
                                                          -----------------------------------------
                                                                   2001                 2000
                                                          ------------------     ------------------

              Net sales                                   $  34,581    100.0%    $  37,666    100.0%

              Cost of sales                                  30,162     87.2        31,834     84.5
                                                           ---------  -------     ---------  -------

              Gross profit                                    4,419     12.8         5,832     15.5

              Selling and administrative expenses             2,475      7.2         3,019      8.0
                                                           ---------  -------     ---------  -------

              Income from operations                          1,944      5.6         2,813      7.5

              Add back depreciation and amortization (1)      3,372      9.8         3,268      8.6
                                                           ---------  -------     ---------  -------

              Earnings before interest, taxes,
                depreciation, and amortization (2)        $   5,316     15.4%    $   6,081     16.1%
                                                           =========  =======     =========  =======

              Net cash provided by operating
                activities (3)                            $   1,096      3.2%    $   8,202     21.8%
                                                           =========  =======     =========  =======

         (1) Does not include amortization of deferred financing expenses, which totaled $45,000 and $49,000 during the first quarters of 2001 and 2000, respectively, and which is included in interest expense in the consolidated financial statements.

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

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the three-month periods ended March 31, 2001 and 2000.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the first quarters of 2001 and 2000 (dollar amounts in thousands):

                                                                   THREE MONTHS ENDED MARCH 31

                                                          -----------------------------------------
                                                                  2001                   2000
                                                          ------------------     ------------------

             Net sales                                    $  23,939    100.0%    $  28,971    100.0%

             Cost of sales                                   20,757     86.7        23,581     81.4
                                                           ---------  -------     ---------  -------

             Gross profit                                     3,182     13.3         5,390     18.6

             Selling and administrative expenses              1,313      5.5         1,671      5.8
                                                           ---------  -------     ---------  -------

             Income from operations                           1,869      7.8         3,719     12.8

             Add back depreciation and amortization           2,201      9.2         2,039      7.1
                                                           ---------  -------     ---------  -------

             Earnings before interest, taxes,
               depreciation, and amortization             $   4,070     17.0%    $   5,758     19.9%
                                                           =========  =======     =========  =======


         During the first quarter of 2001, net sales of the Rubber Group decreased by $5,032,000, or 17.4%, compared to the first quarter of 2000. This decrease was primarily due to reduced unit sales of connector seals for automotive wiring systems, and, to a lesser extent, reduced sales of insulators for automotive ignition wire sets, which resulted primarily from a reduction in the level of activity in the automotive industry, and price reductions on certain automotive components.

         During the first quarter of 2001, income from operations totaled $1,869,000, a decrease of $1,850,000, or 49.7%, compared to the first quarter of 2000. Cost of sales as a percentage of net sales increased during the first quarter of 2001 to 86.7% of net sales from 81.4% of net sales during the first quarter of 2000, primarily because certain factory overhead expenses are partially fixed in nature and because depreciation and amortization expenses increased compared to the first quarter of 2000.

         Selling and administrative expenses as a percentage of net sales decreased during the first quarter of 2001 compared to the first quarter of 2000, primarily because wages and employee benefits, incentive compensation, and foreign selling expenses all decreased when compared to the first quarter of 2000.

         During the first quarter of 2001, EBITDA decreased to $4,070,000, a decrease of $1,688,000, or 29.3%, compared to the first quarter of 2000.

         Delphi Automotive Systems Corporation is the Rubber Group's largest customer. During the year ended December 31, 2000, the Rubber Group's net sales to Delphi totaled $29,126,000, which represented 27.5% of the Rubber Group's net sales. Substantially all of the Rubber Group's sales to Delphi are connector seals for automotive wiring systems.

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

         The following table sets forth the operating results of the Metals Group for the first quarters of 2001 and 2000 (dollar amounts in thousands):

                                                                 THREE MONTHS ENDED MARCH 31
                                                          ------------------------------------------
                                                                 2001                   2000
                                                          -------------------     ------------------

               Net sales                                 $  10,642     100.0%    $   8,695    100.0%

               Cost of sales                                 9,405      88.4         8,253     94.9
                                                          ---------   -------     ---------  -------

               Gross profit                                  1,237      11.6           442      5.1

               Selling and administrative expenses             667       6.3           739      8.5
                                                          ---------   -------     ---------  -------

               Income (loss) from operations                   570       5.4          (297)    (3.4)

               Add back depreciation and
               amortization                                  1,149      10.8         1,210     13.9
                                                          ---------   -------     ---------  -------

               Earnings before interest, taxes,
                 depreciation, and amortization          $   1,719      16.2%    $     913     10.5%
                                                          =========   =======     =========  =======

         During the first quarter of 2001, net sales of the Metals Group increased by $1,947,000, or 22.4%, compared to the first quarter of 2000. The increase resulted primarily from increased sales of high-volume machined metal components.

         The Metals Group recorded income from operations of $570,000 during the first quarter of 2001, compared to a loss from operations of $297,000 during the first quarter of 2000. Cost of sales, as a percentage of net sales decreased during the first quarter of 2001 to 88.4% of net sales from 94.9% of net sales during the first quarter of 2000, primarily because certain factory overhead expenses are fixed in nature and because depreciation and amortization expense decreased by $51,000 when compared to the first quarter of 2000.

         Selling and administrative expenses as a percentage of net sales decreased during the first quarter of 2001 compared to the first quarter of 2000, primarily due to reduced consulting fees related to the installation of new computer systems.

         During the first quarter of 2001, EBITDA increased to $1,719,000, an increase of $806,000, or 88.3%, compared to the first quarter of 2000.

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

         The following table sets forth the operating results of the corporate office for the first quarters of 2001 and 2000 (dollar amounts in thousands):

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                              --------------------
                                                                                2001        2000
                                                                              --------    --------

            Loss from operations                                              $  (495)    $  (609)

            Add back depreciation and amortization                                 22          19
                                                                               -------     -------

            Earnings before interest, taxes, depreciation
              and amortization                                                $  (473)    $  (590)
                                                                               =======     =======

         INTEREST EXPENSE

         During the first quarters of 2001 and 2000, interest expense totaled $2,325,000 and $2,437,000, respectively. During the first quarter of 2001 and 2000, interest expense included amortization of deferred financing expenses of $45,000 and $49,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate indebtedness and a reduction in the average amount of outstanding indebtedness.

         INCOME TAX PROVISION

         At March 31, 2001, and December 31, 2000, our net deferred income tax assets were fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first quarter of 2001, our operating activities provided $1,096,000 of cash.

         Accounts receivable increased by $2,072,000. The increase was caused primarily by an increase in net sales during March 2001 compared to December 2000.

         Accounts payable decreased by $3,074,000, primarily as a result of our efforts to reduce the amount of past-due accounts payable. Although we made significant reductions in our past-due accounts payable during the first quarter of 2001, a significant amount of accounts payable remain outstanding beyond normal industry terms at March 31, 2001. Our ability to continue to delay the payment of accounts payable is dependent upon the continued forbearance of numerous vendors and the willingness of certain vendors to continue to provide us with goods and services despite delays in payment. We currently do not have funds available to make further significant reductions in the level of accounts payable. Any effort by significant trade creditors to collect past due accounts payable could force us to seek relief from our creditors under the Federal bankruptcy code. Any unwillingness of significant vendors to continue to provide us with goods and services could cause us to be unable to meet the requirements of our customers. Either of the foregoing events could have a material adverse effect on our results of operations and financial position.

         INVESTING ACTIVITIES

         During the first quarter of 2001, our investing activities used $1,570,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $1,067,000 and $159,000, respectively. Capital expenditures for the first quarter of 2001 included $1,171,000 for equipment and $55,000 for land and building improvements. We presently project that capital expenditures during 2001 will total approximately $7,300,000, substantially all of which will be for the purchase of equipment. Capital expenditures for the Rubber Group and the Metals Group are projected to total approximately $5,200,000 and $2,100,000, respectively. At March 31, 2001, we had outstanding commitments to purchase plant and equipment of approximately $4,336,000, of which approximately $2,867,000 is expected to be purchased during 2001 and approximately $1,469,000 is expected to be purchased in 2002. See also "Liquidity," below.

         FINANCING ACTIVITIES

         During the first quarter of 2001, our financing activities provided $469,000 of cash. During the first quarter of 2001, we obtained a new term loan in the amount of $2,000,000, which is being used for the purchase of certain equipment for the Rubber Group.

         Net borrowings under our revolving line of credit, which are classified as short-term debt, increased by $786,000 during the first quarter of 2001; the proceeds of these borrowings were used primarily to reduce accounts payable.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit, which expires on April 1, 2002, is subject to covenant compliance and certain availability formulas based on the levels of our accounts receivable and inventories. At May 10, 2001, availability under our revolving line of credit totaled $1,672,000 before outstanding checks of $640,000 were deducted.

         We have substantial borrowings for a company our size. Because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than if we had less debt. We are in default in the payment of our senior subordinated notes, which have a principal amount of $27,412,000 and accrued interest, as of March 31, 2001, of $5,825,000. In addition, we have $11,543,000 of notes that are scheduled to mature during the last nine months of 2001 and $6,208,000 of principal payments that are scheduled to be made on our secured, amortizing term loans during the last nine months of 2001 . We estimate that, if our debt is not restructured or refinanced, the interest expense on all of our debt during 2001, at existing contractual rates, would be approximately $9,400,000.

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

         Based upon our current business plan, even if we are unable to complete the proposed extensions of our matured and maturing debt, we believe that we will have adequate financing to meet our working capital and capital expenditure requirements and the scheduled payments on our secured, amortizing term loans through the end of 2001, and to make gradual reductions in our past-due accounts payable, without the need for additional borrowings, if:

            - the holders of our senior subordinated notes do not take action to enforce their rights against us,

            - none of our significant trade creditors take action to collect past-due accounts payable or refuse to continue to provide us with goods and services,

            - the holders of our 12% secured term note, our senior, unsecured note, and our junior subordinated notes are willing to continue to grant waivers and extensions similar to those granted previously,

            - the holders of our secured, amortizing term loans are willing to continue to grant waivers similar to those granted previously and to extend the scheduled balloon maturities during 2001, and

            - the lenders under our revolving line of credit are willing to continue to grant waivers similar to those granted previously and to continue to provide revolving loans in accordance with the availability formulas presently in effect.

         We had a net working capital deficit of $78,891,000 at March 31, 2001, compared to a net working capital deficit of $80,179,000 at December 31, 2000.

         The net working capital deficit exists primarily because:

            - our senior subordinated notes, which have an aggregate principal balance of $27,412,000, matured during the first half of 2000 and our 12% secured term note, our senior, unsecured note, and our junior subordinated note, which have an aggregate principal balance of $9,217,000, are scheduled to mature during 2001; consequently, all of this indebtedness was classified as current liabilities in our consolidated financial statements at March 31, 2001, and December 31, 2000; and

            - the long-term portions of our secured, amortizing term loans were classified as current liabilities at March 31, 2001, and December 31, 2000, because at each of those dates, the lenders had granted waivers, for a period of less than one year, of defaults on those term loans related to the payment default on the senior subordinated notes.

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

         In March 2001, we reached an agreement in principle with the four largest holders of the senior subordinated notes on the terms of a restructuring of the senior subordinated notes. The major terms of the agreement in principle are set forth below:

            - conversion of the accrued and unpaid interest on the senior subordinated notes through the day before the effective date of the proposed restructuring into additional senior subordinated notes; the accrued and unpaid interest on the senior subordinated notes aggregated $5,825,000 at March 31, 2001,

            -     an extension of the maturity date to December 31, 2004,

            - an increase in the interest rate to 14% for the period from the effective date of the proposed restructuring through December 31, 2001, and to 15% thereafter,

            - a change in the frequency of interest payments from semi-annual to quarterly, and

            - a number of changes in financial covenants, primarily designed to reduce our ability to incur additional debt, pay cash dividends, and redeem capital stock.

         If the proposed restructuring becomes effective, we will pay a consent fee of 3% of the principal amount of senior subordinated notes in respect of which we receive valid consents and issue warrants to purchase, in the aggregate, approximately 3% of our outstanding common stock.

         Since February 1, 2000, the holders of substantially all of our indebtedness other than the senior subordinated notes have waived cross-default provisions with respect to the default on the senior subordinated notes and have granted extensions of loans that have been scheduled to mature. We have made all scheduled payments of interest and principal on all of our indebtedness as extended, other than the senior subordinated notes, since February 1, 2000. The actions of the various lenders are set forth below:

            - The lenders providing loans under our revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default on the senior subordinated notes through August 1, 2001, and have amended certain covenants to eliminate defaults that would otherwise have occurred because all of our secured, amortizing term loans were classified as current liabilities in our consolidated financial statements. Since February 1, 2000, we have been permitted to continue borrowing under our revolving line of credit and have received new term loans secured by equipment in the aggregate principal amount of $4,460,000 under two of our equipment lines of credit.

            - The holder of our 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note to July 31, 2001; that note has no cross-default provision with respect to the default on the senior subordinated notes. We recently reached an agreement in principle with the holder of our 12% secured term note to extend the maturity of that note to the fifth anniversary of the effective date of the restructuring of the senior subordinated notes. If the extension of the note is completed, the principal amount of the note would be payable in sixty equal, monthly installments.

            - The holder of our senior, unsecured note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note to August 1, 2001, and has waived the cross-default provisions with respect to the default on the senior subordinated notes. During 2000, we reached a non-binding agreement with the holder of our senior, unsecured note on a proposed amendment to the terms of the senior, unsecured note. In connection with that non-binding agreement, the effective interest rate on the note increased to 12 1/2% for the nine-month period ending August 1, 2001. We have recently made a revised proposal to amend the terms of the senior unsecured note. The principal terms of that proposal are the following:

                     - an extension of the maturity date to December 31, 2004,

                     - an increase in the interest rate to 13% for the period from the effective date of the proposed restructuring through December 31, 2001, with a further increase to 14% thereafter, and

                     - quarterly principal payments of $625,000, commencing on March 31, 2002.

                  We have offered to pay an amendment fee of 2% of the principal amount of the senior, unsecured note. The holder of the senior, unsecured note has not yet responded to our proposal.

            - The holder of our junior subordinated notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes to August 1, 2001, has deferred six quarterly interest payments on those notes to August 1, 2001, and has waived the cross-default provision with respect to the default on the senior subordinated notes. We have reached an agreement in principle with the holder of the junior subordinated notes to extend the maturity date of the junior subordinated notes to March 31, 2005, and to increase the interest rate thereon to 15% for the period from the effective date of the extension through December 31, 2001, and to 16% thereafter.

            - The holders of our junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred one quarterly interest payment on those notes to August 1, 2001, and have waived the cross-default provision with respect to the default on the senior subordinated notes. On February 1, 2000, the junior subordinated convertible notes were converted into 440,000 shares of our common stock. We have reached an agreement in principle with the holders of the junior subordinated convertible notes to convert the deferred interest to additional junior subordinated notes due March 31, 2005.

         In order to complete the extensions of our matured and maturing debt, we must also renegotiate our senior, secured financing arrangements in order to provide financing for our on-going working capital and capital expenditure requirements and reduce our past-due accounts payable. We believe that we will be unable to obtain adequate financing to reduce our accounts payable to levels that are customary in the industries in which we operate. As a result, we are negotiating with certain of our trade creditors to further extend the payment dates of our past-due accounts payable and have reached agreements in principle with a number of those trade creditors on such an extension. We can give you no assurance that we will be able to obtain the necessary financing or extensions of past-due accounts payable. If we are unable to do so, we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

         We expect to begin shortly a consent solicitation seeking consent of the holders of the senior subordinated notes to amendments that reflect the terms of our agreement in principle with the four largest holders of the senior subordinated notes; however, we can give you no assurance that we will be able to obtain the necessary consents, to reach an agreement for an extension of our senior, unsecured note, to negotiate extensions of our past-due accounts payable, or to renegotiate our senior secured financing arrangements on terms satisfactory to us. If we are unable to do so, we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At March 31, 2001, we had $47,145,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At March 31, 2001, we had outstanding $42,582,000 of fixed-rate, long-term debt with a weighted-average interest rate of 12.1%, of which $38,955,000 has matured or is scheduled to mature during the remainder of 2001. If we are able to refinance or extend the matured or maturing debt, it will be at interest rates that are significantly higher than the weighted-average interest rate on the matured or maturing debt. We have reached an agreement in principle with the holders of approximately 75% of our $27,412,000 of outstanding senior subordinated notes to extend the maturity date of those notes from February 1, 2000, to December 31, 2004, to issue additional senior subordinated notes in payment of accrued and unpaid interest on the notes through the effective date of the proposed amendment, and to increase the interest rate on the senior subordinated notes to 14% for the period from the effective date of the proposed amendment through December 31, 2001, and to 15% thereafter. We have also proposed to extend the maturity date of our $7,500,000 senior, unsecured note from May 1, 2001, to December 31, 2004, and to increase the interest rate thereon to 13% from the effective date of the amendment through December 31, 2001, and to 14% thereafter.

         If we are successful in our effort to negotiate extensions of our matured and maturing debt on the proposed terms discussed above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in Part I, Item 2, we estimate that our monthly interest expense would increase by approximately $160,000.

         We recommend that you also read "Note 5 - Debt" in the notes to our consolidated financial statements in Part I, Item 1.

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

              (b) We did not pay dividends on our $8 cumulative convertible preferred stock, series B, during the three-month period ended March 31, 2001, in the aggregate amount of $6,600. As of March 31, 2001, we were in arrears in the payment of dividends in the amount of $33,000 and in the making of mandatory redemptions in the amount of $90,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS

              The following exhibits are filed herewith:

              10-1 Agreement relating to 14% Junior Subordinated Notes dated as of April 30, 2001, between Lexington Precision Corporation ("LPC") and Michael A. Lubin

              10-2 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated as of April 30, 2001, among LPC, Michael A. Lubin, and Warren Delano

              10-3 Amendment No. 6 to Note dated as of April 30, 2001, between LPC and Tri-Links Investment Trust, as successor to Nomura Holding America, Inc.

              10-4 Eighth Amendment Agreement dated April 30, 2001, between Lexington Rubber Group, Inc. ("LRGI") and Paul H. Pennell

              10-5 Agreement dated as of April 30, 2001, among LPC, LRGI, and Congress Financial Corporation

              10-6 Agreement dated as of April 30, 2001, between LPC and CIT Group/Equipment Financing, Inc.

              10-7 Agreement dated as of April 30, 2001, among LPC, LRGI, and Bank One, NA

              (b) REPORTS ON FORM 8-K

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2001.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEXINGTON PRECISION CORPORATION
                                                      (Registrant)

May 14, 2001                                By:  /s/  Michael A. Lubin
------------                                     ------------------------------
   Date                                          Michael A. Lubin
                                                 Chairman of the Board

May 14, 2001                                By:  /s/  Warren Delano
------------                                     -------------------------------
   Date                                          Warren Delano
                                                 President

May 14, 2001                                By:  /s/  Dennis J. Welhouse
------------                                     -------------------------------
   Date                                          Dennis J. Welhouse
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit
 Number                           Exhibit                                           Location
 ------                           -------                                           --------

   10-1     Agreement relating to 14% Junior Subordinated             Filed with this Form 10-Q
            Notes dated April 30, 2001, between Lexington
            Precision Corporation ("LPC") and Michael A. Lubin

   10-2     Agreement relating to Junior Subordinated                 Filed with this Form 10-Q
            Convertible Increasing Rate Note dated
            April 30, 2001, among LPC, Michael A.
            Lubin, and Warren Delano

   10-3     Amendment No. 6 to Note dated as of                       Filed with this Form 10-Q
            April 30, 2001, between LPC and Tri-Links
            Investment Trust, as successor to Nomura
            Holding America, Inc.

   10-4     Eighth Amendment Agreement dated                          Filed with this Form 10-Q
            April 30, 2001, between Lexington Rubber
            Group, Inc. ("LRGI") and Paul H. Pennell

   10-5     Agreement dated as of April 30, 2001, among               Filed with this Form 10-Q
            LPC, LRGI, and Congress Financial Corporation

   10-6     Agreement dated as of April 30, 2001,                     Filed with this Form 10-Q
            between LPC and The CIT Group/Equipment
            Financing, Inc.

   10-7     Agreement dated as of April 30, 2001, among               Filed with this Form 10-Q
            LPC, LRGI, and Bank One, NA