Form 10-Q
period 2001-06-30
LEXINGTON PRECISION CORP
filed 2001-08-14
CIK 12570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2001

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

      COMMON STOCK, $0.25 PAR VALUE, 4,828,036 SHARES AS OF AUGUST 10, 2001 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

================================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements............................................................................1

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................14

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................................29

PART II.     OTHER INFORMATION

Item 3.      Defaults on Senior Securities..................................................................30

Item 4.      Submission of Matters to a Vote of Security Holders............................................30

Item 6.      Exhibits and Reports on Form 8-K...............................................................31


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30                     JUNE 30
                                                                 ------------------------    ------------------------
                                                                     2001         2000          2001          2000
                                                                     ----         ----          ----          ----
Net sales                                                         $  35,071     $ 35,596     $  69,652     $  73,262

Cost of sales                                                        29,433       31,882        59,595        63,716
                                                                  ---------     --------     ---------     ---------
     Gross profit                                                     5,638        3,714        10,057         9,546

Selling and administrative expenses                                   2,651        2,720         5,126         5,739
                                                                  ---------     --------     ---------     ---------
     Income from operations                                           2,987          994         4,931         3,807

Interest expense                                                      2,152        2,496         4,477         4,933
                                                                  ---------     --------     ---------     ---------
     Income (loss) before income taxes                                  835       (1,502)          454        (1,126)

Income tax provision (benefit)                                           80          (73)           80            40
                                                                  ---------     --------     ---------     ---------
     Net income (loss)                                            $     755     $ (1,429)    $     374     $  (1,166)
                                                                  =========     ========     =========     =========
Basic and diluted net income (loss) available to
  common stockholders                                             $    0.16     $  (0.30)    $    0.08     $   (0.25)
                                                                  =========     ========     =========     =========





See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                              JUNE 30,         DECEMBER 31,
                                                                                2001               2000
                                                                           ----------------   ----------------
ASSETS:

     Current assets:
         Cash                                                                 $      141         $        65
         Accounts receivable                                                      24,514              19,912
         Inventories                                                               9,971              11,109
         Prepaid expenses and other current assets                                 3,881               3,833
         Deferred income taxes                                                     2,049               2,049
                                                                              ----------         -----------
              Total current assets                                                40,556              36,968

     Property, plant, and equipment, net                                          58,739              62,778
     Excess of cost over net assets of businesses acquired                         7,988               8,147
     Other assets                                                                  2,862               2,396
                                                                              ----------         -----------
              Total assets                                                    $  110,145         $   110,289
                                                                              ==========         ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT:

     Current liabilities:
         Accounts payable                                                     $   13,595         $    16,993
         Accrued expenses                                                         13,741              11,158
         Short-term debt                                                          89,261              88,996
                                                                              ----------         -----------
              Total current liabilities                                          116,597             117,147
                                                                              ----------         -----------
     Long-term debt, excluding current portion                                        99                 104
                                                                              ----------         -----------
     Deferred income taxes and other long-term liabilities                         2,267               2,244
                                                                              ----------         -----------
     Series B preferred stock                                                        330                 330
                                                                              ----------         -----------
     Stockholders' deficit:
         Common stock, $0.25 par value, 10,000,000 shares
          authorized, 4,828,036 shares issued                                      1,207               1,207
         Additional paid-in-capital                                               12,960              12,960
         Accumulated deficit                                                     (23,315)            (23,703)
                                                                              ----------         -----------
              Total stockholders' deficit                                         (9,148)             (9,536)
                                                                              ----------         -----------
              Total liabilities and stockholders' deficit                     $  110,145         $   110,289
                                                                              ==========         ===========


See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30
                                                                             ----------------------------
                                                                               2001              2000
                                                                               ----              ----
OPERATING ACTIVITIES:

     Net income (loss)                                                      $     374         $   (1,166)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                                           6,031              5,862
         Amortization included in operating expense                               600                739
         Amortization included in interest expense                                 94                 98
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable                                              (4,602)             1,027
              Inventories                                                       1,138               (993)
              Prepaid expenses and other current assets                           (76)              (857)
              Accounts payable                                                 (3,398)             6,763
              Accrued expenses                                                  2,583              1,017
          Other                                                                   (13)               285
                                                                             --------         ----------
              Net cash provided by operating activities                         2,731             12,775
                                                                             --------         ----------
INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                               (2,001)           (10,918)
     Decrease (increase) in equipment deposits                                   (593)               342
     Expenditures for tooling owned by customers                                 (242)              (536)
     Other                                                                         44                237
                                                                            ---------         ----------
              Net cash used by investing activities                            (2,792)           (10,875)
                                                                            ---------         ----------
FINANCING ACTIVITIES:

     Increase (decrease) in loans under revolving line of credit                2,646               (145)
     Proceeds from secured, amortizing term loans                               2,000              2,460
     Repayment of secured, amortizing term loans                               (4,386)            (4,020)
     Other                                                                       (123)               (83)
                                                                            ---------         ----------
              Net cash provided (used) by financing activities                    137             (1,788)
                                                                            ---------         ----------
Net increase in cash                                                               76                112
Cash at beginning of period                                                        65                  8
                                                                            ---------         ----------
Cash at end of period                                                       $     141         $      120
                                                                            =========         ==========





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

         Subject to the Company's ability to successfully restructure its indebtedness as discussed below, in the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2001, the Company's results of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the Company's cash flows for the six-month periods ended June 30, 2001 and 2000. All such adjustments were of a normal, recurring nature.

         The results of operations for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

         The Company's consolidated financial statements have been presented on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company is in default on its senior subordinated notes because it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on February 1, 2000. On December 28, 1999, the Company commenced a consent solicitation seeking consents of the holders of the senior subordinated notes to an extension of the maturity date of the senior subordinated notes to February 1, 2003, and providing for certain increases in the interest rate payable on the notes. The consent solicitation expired on December 29, 2000, without the Company having received the requisite consents.

         During March 2001, the Company reached an agreement in principle with the four largest holders of the senior subordinated notes on the terms of a restructuring of the senior subordinated notes. The restructuring will be accomplished by means of an exchange offer pursuant to which the existing senior subordinated notes will be exchanged for new senior subordinated notes in a principal amount equal to the principal amount of the existing senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the exchange offer is consummated. The accrued and unpaid interest on the senior subordinated notes aggregated $6,699,000 at June 30, 2001. The principal terms of the new senior subordinated notes are set forth below:

         -        the maturity date will be December 31, 2004,

         - the interest rate will be 14% for the period from the date the exchange offer is consummated through December 31, 2001, and 15% thereafter, and

         -        interest will be payable quarterly.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         If the exchange offer is consummated, the Company will pay a participation fee of 3% of the principal amount of senior subordinated notes that are tendered for exchange and issue warrants to purchase, in the aggregate, approximately 3% of the Company's common stock.

         The Company commenced the exchange offer on August 6, 2001. The exchange offer will expire on September 4, 2001, unless extended.

         Since February 1, 2000, the holders of substantially all of the Company's indebtedness other than the senior subordinated notes have waived cross-default provisions with respect to the default on the senior subordinated notes and have granted extensions of loans that have been scheduled to mature. The Company has made all scheduled payments of interest and principal on all of its indebtedness as extended, other than the senior subordinated notes, since February 1, 2000. The actions of the various lenders are set forth below:

         - The lenders providing loans under the Company's revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default on the senior subordinated notes through November 1, 2001. Since February 1, 2000, the Company has been permitted to continue borrowing under its revolving line of credit and has received new term loans secured by equipment in the aggregate principal amount of $4,460,000 under two of its equipment lines of credit.

         - The holder of the Company's 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note to October 31, 2001; that note has no cross-default provision with respect to the default on the senior subordinated notes. The Company has reached an agreement in principle with the holder of the 12% secured term note to extend the maturity of the note to the fifth anniversary of the effective date of the restructuring of the senior subordinated notes. If the extension of the note is completed, the principal amount of the note would be payable in sixty equal, monthly installments.

         - The holder of the Company's senior, unsecured note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note to November 1, 2001, and has waived the cross-default provisions with respect to the default on the senior subordinated notes. During 2000, the Company reached a non-binding agreement with the holder of the senior, unsecured note on a proposed amendment to the terms of the senior, unsecured note. In connection with that non-binding agreement, the effective interest rate on the note increased to 12 1/2% for the fifteen-month period ending November 1, 2001. The Company recently made a revised proposal to amend the terms of the senior, unsecured note. The principal terms of that proposal are the following:

                  - an extension of the maturity date to December 31, 2004,

                  - an increase in the interest rate to 13% for the period from the effective date of the proposed restructuring through December 31, 2001, and to 14% thereafter, and

                  - quarterly principal payments of $625,000, commencing on March 31, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           The Company has offered to pay an amendment fee of 2% of the principal amount of the senior, unsecured note. The holder of the senior, unsecured note has not yet responded to the Company's proposal.

                  - The holder of the Company's junior subordinated notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes to November 1, 2001, has deferred seven quarterly interest payments on those notes to November 1, 2001, and has waived the cross-default provision with respect to the default on the senior subordinated notes. The Company has reached an agreement in principle with the holder of the junior subordinated notes to extend the maturity date of the junior subordinated notes to March 31, 2005, and to increase the interest rate thereon to 15% for the period from the effective date of the extension through December 31, 2001, and to 16% thereafter.

                  - The former holders of the Company's junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred one quarterly interest payment on those notes to November 1, 2001, and have waived the cross-default provision with respect to the default on the senior subordinated notes. On February 1, 2000, the junior subordinated convertible notes were converted into 440,000 shares of our common stock. The Company has reached an agreement in principle with the former holders of the junior subordinated convertible notes to convert the deferred interest to additional junior subordinated notes due March 31, 2005.

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

         The Company can give no assurance that it will be able to consummate the exchange offer, to reach an agreement for an extension of the senior, unsecured note, to negotiate extensions of past-due accounts payable, or to renegotiate its senior, secured financing arrangements on terms satisfactory to the Company. If the Company is unable to do so, it may be forced to seek relief from its creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on the Company's results of operations and financial position.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets" (FAS 142), which is effective for all fiscal periods beginning after December 15, 2001. FAS 142 prohibits the amortization of goodwill, but requires goodwill to be tested annually for impairment in accordance with the requirements set forth in FAS 142. Other intangible assets will continue to be amortized over their useful lives.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company will adopt the provisions of FAS 142 during the first quarter of 2002. Application of the nonamortization provisions of FAS 142 are expected to result in an increase in the Company's income from operations during fiscal 2002 of approximately $316,000. During the first quarter of 2002, the Company will perform the impairment tests required by FAS 142 on its unamortized goodwill as of January 1, 2002. The Company has not yet determined what effect, if any, that these tests will have on the results of operations or financial position of the Company.

NOTE 2 -- INVENTORIES

         Inventories at June 30, 2001, and December 31, 2000, are set forth below (dollar amounts in thousands):

                                               JUNE 30,           DECEMBER 31,
                                                2001                 2000
                                              ---------           ------------

Finished Goods                                $   4,468           $    5,067
Work in process                                   2,287                2,677
Raw materials and purchased parts                 3,216                3,365
                                              ---------           ----------

                                              $   9,971           $   11,109
                                              =========           ==========

NOTE 3 -- PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at June 30, 2001, and December 31, 2000, are set forth below (dollar amounts in thousands):

                                                JUNE 30,          DECEMBER 31,
                                                 2001                2000
                                               ---------          ------------

Land                                           $     2,349        $     2,349
Buildings                                           24,087             24,022
Equipment                                          107,550            106,003
                                               -----------        -----------
                                                   133,986            132,374
Accumulated Depreciation                            75,247             69,596
                                               -----------        -----------
      Property, plant, and equipment, net      $    58,739        $    62,778
                                               ===========        ===========

NOTE 4 -- ACCRUED EXPENSES

         At June 30, 2001, and December 31, 2000, accrued expenses included accrued interest expense of $6,976,000 and $5,234,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5 -- DEBT

         Debt at June 30, 2001, and December 31, 2000, is set forth below (dollar amounts in thousands):

                                             JUNE 30,    DECEMBER 31,
                                              2001          2000
                                             -------     ------------
Short-term debt:
     Revolving line of credit                $21,823       $19,177
     Secured, amortizing term loans           30,797        33,178
     12% secured term note                     1,370         1,370
     Senior, unsecured note                    7,500         7,500
     Senior subordinated notes                27,412        27,412
     Junior subordinated notes                   347           347
     Current portion of long-term debt            12            12
                                             -------       -------
         Total short-term debt               $89,261       $88,996
                                             =======       =======
Long-term debt:
     Other                                       111           116
     Less current portion                         12            12
                                             -------       -------
         Total long-term debt                $    99       $   104
                                             =======       =======


         REVOLVING LINE OF CREDIT

         The loans outstanding under the revolving line of credit at June 30, 2001, and December 31, 2000, have been classified as short-term debt because the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the approval of the Company. The loans are also classified as short-term at June 30, 2001, and December 31, 2000, because at each of those dates the Company's lenders had granted waivers, for a period of less than one year, of the cross-default provisions of the revolving line of credit with respect to the default on the senior subordinated notes.

         At June 30, 2001, availability under the revolving line of credit totaled $2,187,000, before outstanding checks of $983,000 were deducted. At June 30, 2001, the interest rates on loans outstanding under the revolving line of credit were the London Interbank Offered Rate (LIBOR) plus 2 1/2% and the prime rate.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         SECURED, AMORTIZING TERM LOANS

         Secured, amortizing term loans outstanding at June 30, 2001, and December 31, 2000, are set forth below (dollar amounts in thousands):

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       2001             2000
                                                                                   -------------   ----------------
Term loans payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturities in 2002, 8.37%                  $ 2,337           $ 2,454
Term loans payable in equal monthly principal installments, final
  maturities in 2002, LIBOR plus 2 3/4%                                                   717             1,091
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9.37%                      1,138             1,191
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9%                         2,229             2,330
Term loans payable in equal monthly principal installments, final
  maturities in 2002, prime rate and LIBOR plus 2 1/2%                                    763(1)          1,222(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2003, prime rate                                                            318               409
Term loan payable in equal monthly principal installments, final
  maturity in 2003, prime rate and LIBOR plus 2 1/2%                                      191(1)            251(1)
Term loan payable in equal monthly principal installments, final
  maturities in 2003, LIBOR plus 2 3/4%                                                   587               747
Term loans payable in equal monthly principal installments, final
  maturities in 2004, LIBOR plus 2 3/4%                                                   977             1,145
Term loan payable in equal monthly principal installments, final
  maturity in 2004, prime rate and LIBOR plus 2 1/2%                                      792               928
Term loans payable in equal monthly principal installments, final
  maturities in 2004, prime rate and LIBOR plus 2 1/2%                                  7,730(1)          9,136(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2005, LIBOR plus 2 1/2%                                                     914             1,027
Term loan payable in equal monthly principal installments, final
  maturity in 2005, prime rate and LIBOR plus 2 1/2%                                      973(1)          1,094(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2006, prime rate                                                            394               435
Term loans payable in equal monthly principal installments, final
  maturities in 2006, prime rate and LIBOR plus 2 1/2%                                  6,790(1)          5,422(1)
Term loans payable in equal monthly installments, final maturity in
  2007, prime rate and LIBOR plus 2 1/2%                                                3,947(1)          4,296(1)
                                                                                      -------           -------
                                                                                      $30,797           $33,178
                                                                                      =======           ========


         (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

         The portions of the secured, amortizing term loans that are due more than one year after the date of the consolidated financial statements were classified as short-term debt because the Company's

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         SENIOR, UNSECURED NOTE

         The senior, unsecured note, due November 1, 2001, bore interest at 10 1/2% per annum until July 31, 2000. The effective interest rate increased to 12 1/2% on August 1, 2000. The holder of that note has waived, until November 1, 2001, the cross-default provision of the note with respect to the default on the senior subordinated notes. The senior, unsecured note is senior in right of payment to the senior subordinated notes and the junior subordinated notes.

         SENIOR SUBORDINATED NOTES

         The senior subordinated notes, which matured on February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future secured debt and to the payment of the senior, unsecured note. The senior subordinated notes currently bear interest at 12 3/4% per annum. On February 1, 2000, the Company failed to make the payments of interest and principal then due on the senior subordinated notes in the amounts of $1,748,000 and $27,412,000, respectively. For a more detailed discussion of the status of the senior subordinated notes, refer to Note 1, Basis of Presentation.

         JUNIOR SUBORDINATED NOTES

         The junior subordinated convertible notes and the junior subordinated nonconvertible notes are unsecured obligations of the Company, subordinated in right of payment to all existing and future secured debt of the Company, to the senior, unsecured note, and to the senior subordinated notes. The $1,000,000 principal amount of junior subordinated convertible notes was converted into 440,000 shares of common stock on February 1, 2000. The junior subordinated nonconvertible notes are due on November 1, 2001. The junior subordinated notes currently bear interest at 14% per annum. The holders of the junior subordinated notes have deferred until November 1, 2001, all interest payments that were due on or after February 1, 2000, and have waived their cross-default provisions with respect to the default on the senior subordinated notes.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         From time to time, the Company's lenders have agreed to waive or amend certain of the financial covenants contained in the Company's various loan agreements in order to maintain or otherwise ensure the Company's current or future compliance. During the six-month period ended June 30, 2001, a covenant that limits the amount of past due accounts payable has been amended through August 30, 2001, and a covenant requiring a minimum level of tangible net worth was amended through February 1, 2002. The Company cannot assure you that its lenders will agree to waive or amend these covenants in the future. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend or waive those covenants, the lenders would have the right to declare the indebtedness under their loan agreements to be immediately due and payable and the violation might trigger cross-default provisions under substantially all of the Company's other indebtedness. In those circumstances, the holders of that indebtedness, would, among other things, have the right to declare the indebtedness to be immediately due and payable, in which event the Company might be required to consider alternatives, including seeking relief from its creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect upon the Company's results of operations and financial position. For a more detailed discussion of recent amendments to and waivers under the Company's various loan agreements, refer to Note 1, Basis of Presentation.

NOTE 6 -- SERIES B PREFERRED STOCK

         At June 30, 2001, and December 31, 2000, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100 per share. Each share of series B preferred stock is redeemable at $200 per share.

         As more fully discussed in Note 1, the Company did not make the payments of principal and interest on the senior subordinated notes that were due on February 1, 2000, in the amounts of $27,412,000 and $1,748,000, respectively. As a result, the Company is prohibited from making any dividend payments on or redemptions of the series B preferred stock until it cures the payment default. At June 30, 2001, the Company was in arrears in the payment of six dividends, which totaled $40,000, and the redemption of 450 shares of series B preferred stock, which totaled $90,000.

NOTE 7 -- INCOME TAXES

         At June 30, 2001, and December 31, 2000, the Company's net deferred income tax assets were fully offset by a valuation allowance.

NOTE 8 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the three-month and six-month periods ended June 30, 2001 and 2000, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's potentially dilutive securities (the 14% junior subordinated convertible notes and the $8 cumulative convertible preferred stock, series B) was not dilutive for the three-month and six-month periods ended June 30, 2001 and 2000. As a result, the calculations of diluted net income or loss per common share set forth below do not reflect any pro forma conversion.

         For purposes of calculating earnings per share, earnings are reduced by
(1) preferred stock dividends and (2) the amount by which payments made to redeem preferred stock exceeded the par value

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

of such shares. During the three-month periods ended June 30, 2001 and 2000, the Company did not pay any dividends on, or redeem any shares of, the series B preferred stock.


                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                  JUNE 30             JUNE 30
                                                             -----------------    ----------------
                                                              2001      2000       2001      2000
                                                             -------   -------    -------   -------

Numerators:
     Net income (loss)                                       $   755   $(1,429)   $   374   $(1,166)
     Preferred stock dividends                                  --          (6)      --         (13)
     Excess of redemption value over par value of
      preferred stock redeemed during the year                  --         (11)      --         (22)
                                                             -------   -------    -------   -------
     Numerator for basic net income (loss) per share--
      income (loss) available to common stockholders             755    (1,446)       374    (1,201)

     Effect of assumed conversion of dilutive securities:
      14% junior subordinated convertible notes                 --        --         --        --
                                                             -------   -------    -------   -------
     Numerator for diluted net income (loss) per share--
      income available to common stockholders                $   755   $(1,446)   $   374   $(1,201)
                                                             =======   =======    =======   =======
Denominators:
     Denominator for basic net income (loss) per share--
      weighted-average common shares                           4,828     4,828      4,828     4,735
     Adjustments to derive denominator for diluted net
      income (loss) per share:
         Conversion of 14% junior subordinated
          convertible notes into 440,000 common shares          --        --         --          75
         Issuance of 125,000 shares of restricted common
          stock                                                 --        --         --          18
                                                             -------   -------    -------   -------
     Denominator for diluted net income (loss) per share--
      adjusted weighted average common shares                  4,828     4,828      4,828     4,828
                                                             =======   =======    =======   =======
Per share data:
     Basic and diluted net income (loss) available to
      common stockholders                                    $  0.16   $ (0.30)   $  0.08   $ (0.25)
                                                             =======   =======    =======   =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month and six-month periods ended June 30, 2001 and 2000, is summarized below (dollar amounts in thousands):


                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30                  JUNE 30
                                               ----------------------    ----------------------
                                                 2001         2000         2001         2000
                                               ---------    ---------    ---------    ---------
NET SALES:
     Rubber Group                              $  26,027    $  26,762    $  49,966    $  55,733
     Metals Group                                  9,044        8,834       19,686       17,529
                                               ---------    ---------    ---------    ---------
         Total net sales                       $  35,071    $  35,596    $  69,652    $  73,262
                                               =========    =========    =========    =========
INCOME (LOSS) FROM OPERATIONS:
     Rubber Group                              $   3,321    $   2,052    $   5,190    $   5,771
     Metals Group                                    328         (592)         898         (889)
     Corporate office                               (662)        (466)      (1,157)      (1,075)
                                               ---------    ---------    ---------    ---------
         Total income from operations          $   2,987    $     994    $   4,931    $   3,807
                                               =========    =========    =========    =========
ASSETS:
     Rubber Group                              $  74,859    $  76,365    $  74,859    $  76,365
     Metals Group                                 31,894       36,434       31,894       36,434
     Corporate office                              3,392        3,450        3,392        3,450
                                               ---------    ---------    ---------    ---------
         Total assets                          $ 110,145    $ 116,249    $ 110,145    $ 116,249
                                               =========    =========    =========    =========
DEPRECIATION AND AMORTIZATION (1):
     Rubber Group                              $   2,103    $   2,086    $   4,304    $   4,125
     Metals Group                                  1,135        1,224        2,284        2,434
     Corporate office                                 21           23           43           42
                                               ---------    ---------    ---------    ---------
         Total depreciation and amortization   $   3,259    $   3,333    $   6,631    $   6,601
                                               =========    =========    =========    =========
CAPITAL EXPENDITURES:
     Rubber Group                              $     709    $   4,099    $   1,776    $   8,166
     Metals Group                                     63          668          222        2,751
     Corporate office                                  3         --              3            1
                                               ---------    ---------    ---------    ---------
         Total capital expenditures            $     775    $   4,767  $      2001    $  10,918
                                               =========    =========    =========    =========

         (1) Does not include amortization of deferred financing expenses, which totaled $94,000 and $98,000 during the six-month periods ended June 30, 2001 and 2000, respectively, and which is included in interest expense in the consolidated financial statements.

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

RESULTS OF OPERATIONS-- SECOND QUARTER OF 2001 VERSUS SECOND QUARTER OF 2000

         The following table sets forth our consolidated operating results for the second quarters of 2001 and 2000 (dollar amounts in thousands):

                                                         THREE MONTHS ENDED JUNE 30
                                                   -------------------------------------
                                                           2001              2000
                                                   -----------------   -----------------
         Net sales                                 $35,071     100.0%  $35,596     100.0%

         Cost of sales                              29,433      83.9    31,882      89.6
                                                   -------   -------   -------   -------
         Gross profit                                5,638      16.1     3,714      10.4

         Selling and administrative expenses         2,651       7.6     2,720       7.6
                                                   -------   -------   -------   -------
         Income from operations                      2,987       8.5       994       2.8

         Add back depreciation and
           amortization (1)                          3,259       9.3     3,333       9.4
                                                   -------   -------   -------   -------

         Earnings before interest, taxes,
           depreciation, and amortization (2)      $ 6,246      17.8%  $ 4,327      12.2%
                                                   =======   =======   =======   =======

         Net cash provided by operating
           activities (3)                          $ 1,635       4.7%  $ 4,573      12.8%
                                                   =======   =======   =======   =======

         (1) Does not include amortization of deferred financing expenses, which totaled $43,000 and $49,000 during the second quarters of 2001 and 2000, respectively, and which is included in interest expense in the consolidated financial statements.

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

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the three-month periods ended June 30, 2001 and 2000.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the second quarters of 2001 and 2000 (dollar amounts in thousands):


                                                       THREE MONTHS ENDED JUNE 30
                                                   ----------------------------------
                                                         2001              2000
                                                   ----------------   ---------------
         Net sales                                 $26,027   100.0%   $26,762   100.0%

         Cost of sales                              21,318    81.9     23,138    86.5
                                                   -------   -----    -------   -----
         Gross profit                                4,709    18.1      3,624    13.5

         Selling and administrative expenses         1,388     5.3      1,572     5.8
                                                   -------   -----    -------   -----
         Income from operations                      3,321    12.8      2,052     7.7

         Add back depreciation and
           amortization                              2,103     8.0      2,086     7.8
                                                   -------   -----    -------   -----
         Earnings before interest, taxes,
           depreciation, and amortization          $ 5,424    20.8%   $ 4,138    15.5%
                                                   =======   =====    =======   =====

         During the second quarter of 2001, net sales of the Rubber Group decreased by $735,000, or 2.7%, compared to the second quarter of 2000. This decrease was primarily due to reduced unit sales of connector seals for automotive wiring systems and reduced unit sales of insulators for automotive ignition wire sets, which resulted primarily from a reduction in the level of activity in the automotive industry, and price reductions on certain automotive components, offset, in part, by increased sales of tooling.

         During the second quarter of 2001, income from operations totaled $3,321,000, an increase of $1,269,000, or 61.8%, compared to the second quarter of 2000. Cost of sales as a percentage of net sales decreased during the second quarter of 2001 to 81.9% of net sales from 86.5% of net sales during the second quarter of 2000, primarily because our insulator division improved operating efficiencies and reduced scrap.

         Selling and administrative expenses as a percentage of net sales decreased during the second quarter of 2001compared to the second quarter of 2000, primarily because of a reduction in personnel related expenses.

         During the second quarter of 2001, EBITDA increased to $5,424,000, an increase of $1,286,000, or 31.1%, compared to the second quarter of 2000.

         Delphi Automotive Systems Corporation is the Rubber Group's largest customer. During the year ended December 31, 2000, the Rubber Group's net sales to Delphi totaled $29,126,000, which represented 27.5% of the Rubber Group's net sales. Substantially all of the Rubber Group's sales to Delphi are connector seals for automotive wiring systems.

         For the last four years, most of the connector seals that we sold to Delphi were subject to a multi-year agreement that was scheduled to expire on December 31, 2001. In July 2001, Delphi and the Rubber Group entered into a new agreement that will govern, through December 31, 2004, the purchase of many of the component parts that we currently sell to Delphi. Under the terms of that agreement:

         - we sell and Delphi purchases approximately 100% of Delphi's requirements for all specified components,

         - we warrant that the components will remain competitive in terms of technology, design, and quality,

         - the selling prices of the components are adjusted to reflect increases or decreases in material costs, and

         - the selling prices of the components are reduced by agreed-upon percentages in each of the years covered by the agreement.

         - we will give Delphi approximately $5,500,000 of annual price reductions effective July 16, 2001, and

         -        Delphi will purchase certain new tooling.

         We currently believe that after December 31, 2001, Delphi will insource approximately $3,600,000 of components that we currently produce but have been excluded from the new agreement.

         To mitigate the effect of the price reduction and reduced unit volume, we plan to achieve annual cost savings of approximately $1,600,000 as a result of reduced material costs and changes in our manufacturing processes. Although we can give no assurances, we believe that new business awarded to the connector seals division by Delphi and other customers and scheduled to begin production in 2001 and subsequent years will generate incremental profits that will, in conjunction with the above mentioned cost savings, offset a major portion of the reduction in profitability caused by the price reductions.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines aluminum, brass, and steel components, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the second quarters of 2001 and 2000 (dollar amounts in thousands):


                                                   THREE MONTHS ENDED JUNE 30,
                                               -----------------------------------
                                                     2001               2000
                                               ----------------   ----------------
         Net sales                             $ 9,044   100.0%   $ 8,834    100.0%

         Cost of sales                           8,115    89.7      8,744     99.0
                                               -------   -----    -------    -----
         Gross profit                              929    10.3         90      1.0

         Selling and administrative expenses       601     6.6        682      7.7
                                               -------   -----    -------    -----
         Income (loss) from operations             328     3.7       (592)    (6.7)

         Add back depreciation and
         amortization                            1,135    12.5      1,224     13.9
                                               -------   -----    -------    -----
         Earnings before interest, taxes,
           depreciation, and amortization      $ 1,463    16.2%   $   632      7.2%
                                               =======   =====    =======    =====

         During the second quarter of 2001, net sales of the Metals Group increased by $210,000, or 2.4%, compared to the second quarter of 2000. The increase resulted primarily from increased sales of aluminum die castings.

         The Metals Group recorded income from operations of $328,000 during the second quarter of 2001, compared to a loss from operations of $592,000 during the second quarter of 2000. Cost of sales, as a percentage of net sales decreased during the second quarter of 2001 to 89.7% of net sales from 99.0% of net sales during the second quarter of 2000, primarily because of improved operating efficiencies, lower employee benefit costs, and lower depreciation and amortization expenses when compared to the second quarter of 2000, offset, in part, by startup costs on new components.

         Selling and administrative expenses as a percentage of net sales decreased during the second quarter of 2001 compared to the second quarter of 2000, primarily due to reduced employee recruitment and relocation costs.

         During the second quarter of 2001, EBITDA increased to $1,463,000, an increase of $831,000, or 131.5%, compared to the second quarter of 2000.

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

         The following table sets forth the operating results of the corporate office for the second quarters of 2001 and 2000 (dollar amounts in thousands):

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                        ------------------
                                                          2001     2000
                                                         -----    -----
         Loss from operations                            $(662)   $(466)

         Add back depreciation and amortization             21       23
                                                         -----    -----
         Earnings before interest, taxes, depreciation
           and amortization                              $(641)   $(443)
                                                         =====    =====

         Corporate office expense increased compared to the second quarter of 2000, primarily due to accruals for management incentive compensation.

         INTEREST EXPENSE

         During the second quarters of 2001 and 2000, interest expense totaled $2,152,000 and $2,496,000, respectively. During the second quarter of 2001 and 2000, interest expense included amortization of deferred financing expenses of $43,000 and $49,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate borrowings and a reduction in the average amount of outstanding borrowings.

         INCOME TAX PROVISION

         At June 30, 2001, and December 31, 2000, our net deferred income tax assets were fully offset by a valuation allowance.

RESULTS OF OPERATIONS-- FIRST SIX MONTHS OF 2001 VERSUS FIRST SIX MONTHS OF 2000

         The following table sets forth our consolidated operating results for the first six months of 2001 and 2000 (dollar amounts in thousands):

                                                        SIX MONTHS ENDED JUNE 30
                                                   ---------------------------------
                                                        2001              2000
                                                   ----------------   --------------

         Net sales                                 $69,652   100.0%   $73,262   100.0%

         Cost of sales                              59,595    85.6     63,716    87.0
                                                   -------   -----    -------   -----
         Gross profit                               10,057    14.4      9,546    13.0

         Selling and administrative expenses         5,126     7.3      5,739     7.8
                                                   -------   -----    -------   -----

         Income from operations                      4,931     7.1      3,807     5.2

         Add back depreciation and
           amortization (1)                          6,631     9.5      6,601     9.0
                                                   -------   -----    -------   -----
         Earnings before interest, taxes,
           depreciation, and amortization (2)      $11,562    16.6%   $10,408    14.2%
                                                   =======   =====    =======   =====
         Net cash provided by operating
           activities (3)                          $ 2,731     3.9%   $12,775    17.4%
                                                   =======   =====    =======   =====

         (3) Does not include amortization of deferred financing expenses, which totaled $94,000 and $98,000 during the first six months second quarters of 2001 and 2000, respectively, and which is included in interest expense in the consolidated financial statements.

         (4) Earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We have presented data related to EBITDA because we believe that EBITDA is used by investors as supplemental information to evaluate the operating performance of a business, including its ability to incur and to service debt. In addition, our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

         (3) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I,
                  Item 1.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the six-month periods ended June 30, 2001 and 2000.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the first six months of 2001 and 2000 (dollar amounts in thousands):

                                                         SIX MONTHS ENDED JUNE 30
                                                   ------------------------------------
                                                          2001               2000
                                                   ----------------    ----------------
         Net sales                                 $49,966    100.0%   $55,733    100.0%

         Cost of sales                              42,075     84.2     46,719     83.8
                                                   -------   ------    -------   ------

         Gross profit                                7,891     15.8      9,014     16.2

         Selling and administrative expenses         2,701      5.4      3,243      5.8
                                                   -------   ------    -------   ------
         Income from operations                      5,190     10.4      5,771     10.4

         Add back depreciation and
           amortization                              4,304      8.6      4,125      7.4
                                                   -------   ------    -------   ------
         Earnings before interest, taxes,
           depreciation, and amortization          $ 9,494     19.0%   $ 9,896     17.8%
                                                   =======   ======    =======   ======


         During the first six months of 2001, net sales of the Rubber Group decreased by $5,767,000, or 10.3%, compared to the second quarter of 2000. This decrease was primarily due to reduced unit sales of connector seals for automotive wiring systems, and reduced sales of insulators for automotive ignition wire sets, which resulted primarily from a reduction in the level of activity in the automotive industry, and price reductions on certain automotive components.

         During the first six months of 2001, income from operations totaled $5,190,000, a decrease of $581,000, or 10.1%, compared to the first six months of 2000. Cost of sales as a percentage of net sales increased during the first six months of 2001 to 84.2% of net sales from 83.8% of net sales during the first six months of 2000, primarily because certain factory overhead expenses are partially fixed in nature and because depreciation and amortization expenses increased compared to the second quarter of 2000.

         Selling and administrative expenses as a percentage of net sales decreased during the first six months of 2001 compared to the first six months of 2000, primarily because wages and employee benefits, incentive compensation, and depreciation expense all decreased when compared to the first six months of 2000.

         During the first six months of 2001, EBITDA decreased to $9,494,000, an decrease of $402,000, or 4.1%, compared to the first six months of 2000.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines aluminum, brass, and steel components, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the first six months of 2001 and 2000 (dollar amounts in thousands):

                                                      SIX MONTHS ENDED JUNE 30,
                                               --------------------------------------
                                                     2001                 2000
                                               -----------------   ------------------
         Net sales                             $ 19,686   100.0%   $ 17,529    100.0%

         Cost of sales                           17,520    89.0      16,997     97.0
                                               --------   -----    --------    -----
         Gross profit                             2,166    11.0         532      3.0

         Selling and administrative expenses      1,268     6.4       1,421      8.1
                                               --------   -----    --------    -----
         Income (loss) from operations              898     4.6        (889)    (5.1)

         Add back depreciation and
           amortization                           2,284    11.6       2,434     13.9
                                               --------   -----    --------    -----
         Earnings before interest, taxes,
           depreciation, and amortization      $  3,182    16.2%   $  1,545      8.8%
                                               ========   =====    ========    =====

         During the first six months of 2001, net sales of the Metals Group increased by $2,157,000, or 12.3%, compared to the first six months of 2000. The increase resulted primarily from increased sales of high-volume machined metal components and from increased sales of tooling.

         The Metals Group reported income from operations of $898,000 during the first six months of 2001, compared to a loss from operations of $889,000 during the first six months of 2000. Cost of sales as a percentage of net sales decreased during the first six months of 2001 to 89.0% of net sales from 97.0% of net sales during the first six months of 2000, primarily because of improved operating efficiencies, lower employee benefit costs, and lower depreciation and amortization expenses when compared to the second quarter of 2000, offset, in part, by startup costs on new components.

         Selling and administrative expenses as a percentage of net sales decreased during the first six months of 2001 compared to the first six months of 2000, primarily due to reduced employee recruitment and relocation expense and reduced consulting fees related to the installation of new computer systems.

         During the first six months of 2001, EBITDA increased to $3,182,000, an increase of $1,637,000, or 106.0%, compared to the first six months of 2000.

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

         The following table sets forth the operating results of the corporate office for the first six-months of 2001 and 2000 (dollar amounts in thousands):

                                                  SIX MONTHS ENDED
                                                      JUNE 30
                                                -------------------
                                                  2001       2000
                                                  ----       ----
Loss from operations                            $(1,157)   $(1,075)

Add back depreciation and amortization               43         42
                                                -------    -------
Earnings before interest, taxes, depreciation
  and amortization                              $(1,114)   $(1,033)
                                                =======    =======

         Corporate office expenses increased compared to the first six months of 2000, primarily due to accruals for management incentive compensation.

         INTEREST EXPENSE

         During the first six months of 2001 and 2000, interest expense totaled $4,477,000 and $4,933,000, respectively. During the first six months of 2001 and 2000, interest expense included amortization of deferred financing expenses of $94,000 and $98,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate borrowings and a reduction in the average amount of outstanding borrowings.

         INCOME TAX PROVISION

         At June 30, 2001, and December 31, 2000, our net deferred income tax assets were fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first six months of 2001, our operating activities provided $2,731,000 of cash.

         Accounts receivable increased by $4,602,000. The increase was caused primarily by an increase in net sales during June 2001 compared to December 2000, an increase in the payment terms granted to certain large customers, and a temporary increase resulting from delayed payment of accounts receivable by a few large customers.

         Accounts payable decreased by $3,398,000, primarily as a result of our efforts to reduce the amount of past-due accounts payable. Although we made significant reductions in our past-due accounts payable during the first six months of 2001, a significant amount of accounts payable remain outstanding beyond normal industry terms at June 30, 2001. Our ability to continue to delay the payment of accounts payable is dependent upon the continued forbearance of numerous vendors and the willingness of certain vendors to continue to provide us with goods and services despite delays in payment. We currently do not have funds available to make further significant reductions in the level of accounts payable. Any effort by significant trade creditors to collect past due accounts payable could force us to seek relief from our creditors under the Federal bankruptcy code. Any unwillingness of significant vendors to continue to provide us with goods and services could cause us to be unable to meet the requirements of our customers. Either of the foregoing events could have a material adverse effect on our results of operations and financial position.

         INVESTING ACTIVITIES

         During the first six months of 2001, our investing activities used $2,792,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate office totaled $1,776,000, $222,000, and $3,000, respectively. Capital expenditures for the first six months of 2001 included $1,935,000 for equipment and $66,000 for land and building improvements. Capital expenditures for the Rubber Group and the Metals Group are projected to total approximately $6,337,000 and $2,146,000, respectively. At June 30, 2001, we had outstanding commitments to purchase plant and equipment of approximately $2,747,000, of which approximately $2,099,000 is expected to be purchased during 2001 and approximately $648,000 is expected to be purchased in 2002. See also "Liquidity," below.

         FINANCING ACTIVITIES

         During the first six months of 2001, our financing activities used $137,000 of cash. During the first six months of 2001, we obtained a new term loan in the amount of $2,000,000, which is being used for the purchase of certain equipment for the Rubber Group.

         Net borrowings under our revolving line of credit, which are classified as short-term debt, increased by $2,646,000 during the first six months of 2001 primarily due to increased levels of accounts receivable.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit, which expires on April 1, 2002, is subject to covenant compliance and certain availability formulas based on the levels of our accounts receivable and inventories. At June 30, 2001, availability under our revolving line of credit totaled $2,187,000 before outstanding checks of $983,000 were deducted.

         We have substantial borrowings for a company our size. Because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than if we had less debt. We are in default in the payment of our senior subordinated notes, which have a principal amount of $27,412,000 and accrued interest, as of June 30, 2001, of $6,699,000. In addition, we have $11,457,000 of notes that are scheduled to mature during the last six months of 2001 and $4,322,000 of principal payments that are scheduled to be made on our secured, amortizing term loans during the last six months of 2001. As discussed in more detail below, we are in the process of negotiating extensions of all of our matured and maturing debt, although there can be no assurance that we will be successful in this effort.

         We estimate that, if our debt is not restructured or refinanced, the interest expense on all of our debt during 2001, at existing contractual rates, would be approximately $8,700,000. If our debt were refinanced on the terms that are set forth below, we estimate that our monthly interest expense would increase by approximately $170,000.

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

         We had a net working capital deficit of $76,041,000 at June 30, 2001, compared to a net working capital deficit of $80,179,000 at December 31, 2000.

         The net working capital deficit exists primarily because:

         - our senior subordinated notes, which have an aggregate principal balance of $27,412,000, matured during the first half of 2000 and our 12% secured term note, our senior, unsecured note, and our junior subordinated notes, which have a combined aggregate principal balance of $9,217,000, are scheduled to mature during 2001; consequently, all of this indebtedness was classified as current liabilities in our consolidated financial statements at June 30, 2001, and December 31, 2000; and

         - the long-term portions of our secured, amortizing term loans were classified as current liabilities at June 30, 2001, and December 31, 2000, because at each of those dates, the lenders had granted waivers, for a period of less than one year, of defaults on those term loans related to the payment default on the senior subordinated notes.

         Substantially all of our assets are pledged as collateral for certain of our borrowings. Certain of our financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage and other covenants that place certain restrictions on our business and operations, including covenants relating to the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of our assets, the purchase of plant and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of our financing arrangements include cross-default provisions.

         From time to time, our lenders have agreed to waive or amend certain of the financial covenants contained in our various loan agreements in order to maintain or otherwise ensure our current or future compliance. During the six-month period ended June 30, 2001, a covenant that limits the amount of past due accounts payable was amended through August 30, 2001, and a covenant requiring a minimum level of tangible net worth was amended through February 1, 2002. We cannot assure you that our lenders will agree to waive or amend these covenants in the future. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend or waive those covenants, the lenders would have the right to declare the borrowings under their loan agreements to be immediately due and payable and the violation might trigger cross-default provisions under substantially all of our other borrowings. In those circumstances, the holders of that borrowings, would have, among other things, the right to declare the borrowings to be immediately due and payable, in which event, we might be required to consider alternatives, including seeking relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

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

         In March 2001, we reached an agreement in principle with the four largest holders of the senior subordinated notes on the terms of a restructuring of the senior subordinated notes. The restructuring will be accomplished by means of an exchange offer pursuant to which the existing senior subordinated notes will be exchanged for new senior subordinated notes in a principal amount equal to the principal amount of existing senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the exchange offer is consummated. The accrued and unpaid interest on the senior subordinated notes aggregated $6,699,000 at June 30, 2001. The principal terms of the new senior subordinated notes are set forth below:

         -        the maturity date will be December 31, 2004,

         - the interest rate will be 14% for the period from the date the exchange offer is consummated through December 31, 2001, and 15% thereafter, and

         -        interest will be payable quarterly.

         If the exchange offer is consummated, we will pay a participation fee of 3% of the principal amount of senior subordinated notes that are tendered for exchange and issue warrants to purchase, in the aggregate, approximately 3% of our outstanding common stock.

         We commenced the exchange offer on August 6, 2001. The exchange offer will expire on September 4, 2001, unless extended.

             Since February 1, 2000, the holders of substantially all of our borrowings other than the senior subordinated notes have waived cross-default provisions with respect to the default on the senior subordinated notes and have granted extensions of loans that have been scheduled to mature. We have made all scheduled payments of interest and principal on all of our borrowings as extended, other than the senior subordinated notes, since February 1, 2000. The actions of the various lenders are set forth below:

         - The lenders providing loans under our revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default on the senior subordinated notes through November 1, 2001, and have amended certain covenants to eliminate defaults that would otherwise have occurred because all of our secured, amortizing term loans were classified as current liabilities in our consolidated financial statements. Since February 1, 2000, we have been permitted to continue borrowing under our revolving line of credit and have received new term loans secured by equipment in the aggregate principal amount of $4,460,000 under two of our equipment lines of credit.

         - The holder of our 12% secured term note, in the outstanding principal amount of $1,370,000, has extended the maturity date of that note to October 31, 2001; that note has no cross-default provision with respect to the default on the senior subordinated notes. We recently reached an agreement in principle with the holder of our 12% secured term note to extend the maturity of that note to the fifth anniversary of the effective date of the restructuring of the senior subordinated notes. If the extension of the note is completed, the principal amount of the note would be payable in sixty equal, monthly installments.

         - The holder of our senior, unsecured note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note to November 1, 2001, and has waived the cross-default provisions with respect to the default on the senior subordinated notes. During 2000, we reached a non-binding agreement with the holder of our senior, unsecured note on a proposed amendment to the terms of the senior, unsecured note. In connection with that non-binding agreement, the effective interest rate on the note increased to 12 1/2% for the fifteen-month period ending November 1, 2001. We have recently made a revised proposal to amend the terms of the senior, unsecured note. The principal terms of that proposal are the following:

                  - an extension of the maturity date to December 31, 2004,

                  - an increase in the interest rate to 13% for the period from the effective date of the proposed restructuring through December 31, 2001, and 14% thereafter, and

                  - quarterly principal payments of $625,000, commencing on March 31, 2002.

                           We have offered to pay an amendment fee of 2% of the principal amount of the senior, unsecured note. The holder of the senior, unsecured note has not yet responded to our proposal.

                  - The holder of our junior subordinated notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes to November 1, 2001, has deferred seven quarterly interest payments on those notes to November 1, 2001, and has waived the cross-default provision with respect to the default on the senior subordinated notes. We have reached an agreement in principle with the holder of the junior subordinated notes to extend the maturity date of the junior subordinated notes to ___ March 31, 2005, and to increase the interest rate thereon to 15% for the period from the effective date of the extension through December 31, 2001, and to 16% thereafter.

                  - The former holders of our junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred one quarterly interest payment on those notes to November 1, 2001, and have waived the cross-default provision with respect to the default on the senior subordinated notes. On February 1, 2000, the junior subordinated convertible notes were converted into 440,000 shares of our common stock. We have reached an agreement in principle with the former holders of the junior subordinated convertible notes to convert the deferred interest to additional junior subordinated notes due March 31, 2005.

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

         We can give you no assurance that we will be able to consummate the exchange offer, to reach an agreement for an extension of our senior, unsecured note, to negotiate extensions of our past-due accounts payable, or to renegotiate our senior, secured financing arrangements on terms satisfactory to us. If we are unable to do so, we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets" (FAS 142), which is effective for all fiscal periods beginning after December 15, 2001. FAS 142 prohibits the amortization of goodwill, but requires goodwill to be tested annually for impairment in accordance with the requirements set forth in FAS 142. Other intangible assets will continue to be amortized over their useful lives. We will adopt the provisions of FAS 142 during the first quarter of 2002. Application of the nonamortization provisions of FAS 142 are expected to result in an increase in our income from operations during fiscal 2002 of approximately $316,000. During the first quarter of 2002, we will perform the impairment tests required by FAS 142 on our unamortized goodwill as of January 1, 2002. We have not yet determined what effect, if any, that these tests will have on the results of operations or financial position of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At June 30, 2001, we had $46,916,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At June 30, 2001, we had outstanding $42,444,000 of fixed-rate debt with a weighted-average interest rate of 12.1%, of which $38,966,000 had matured or was scheduled to mature during the remainder of 2001. If we are able to refinance or extend the matured or maturing debt, it will be at interest rates that are significantly higher than the existing weighted-average interest rate. We have reached an agreement in principle with the holders of approximately 75% of our $27,412,000 of outstanding senior subordinated notes to exchange their notes for new senior subordinated notes that will mature on December 31, 2004, and to accept additional senior subordinated notes in payment of accrued and unpaid interest on the notes through the effective date of the proposed exchange. The interest rate on the new senior subordinated notes will be 14% for the period from the effective date of the proposed amendment through December 31, 2001, and 15% thereafter. We have also proposed to extend the maturity date of our $7,500,000 senior, unsecured note to December 31, 2004, and to increase the interest rate thereon to 13% from the effective date of the amendment through December 31, 2001, and to 14% thereafter.

         If we are successful in our effort to negotiate extensions of our matured and maturing debt on the proposed terms discussed above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in Part I, Item 2, we estimate that our monthly interest expense would increase by approximately $170,000.

         We recommend that you also read Note 5, Debt, in the notes to our consolidated financial statements in Part I, Item 1.

                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

       We are in default in respect of our senior subordinated notes because we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on February 1, 2000. For more information regarding the default in respect of the senior subordinated notes, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity," in Part I, Item 2, which is incorporated herein by reference.

       We did not pay dividends on our $8 cumulative convertible preferred stock, series B, during the three-month period ended June 30, 2001, in the aggregate amount of $6,600. As of June 30, 2001, we were in arrears in the payment of dividends in the amount of $33,000 and in the making of a scheduled redemption in the amount of $90,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of the Company was held on May 22, 2001.

        The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:

            - A proposal to elect four directors (Messrs. William B. Conner, Warren Delano, Kenneth I. Greenstein, and Michael A. Lubin).

                  Mr. Conner:
                      Votes for Mr. Conner                          4,520,191
                      Votes withheld from Mr. Conner                   17,948

                  Mr. Delano:
                      Votes for Mr. Delano                          4,514,662
                      Votes withheld from Mr. Delano                   23,477

                  Mr. Greenstein:
                      Votes for Mr. Greenstein                      4,520,191
                      Votes withheld from Mr. Greenstein               17,948

                  Mr. Lubin:
                      Votes for Mr. Lubin                           4,514,962
                      Votes withheld from Mr. Lubin                    23,177

            - The ratification of Ernst & Young LLP as independent auditors of the Company for the year ending
                  December 31, 2001.

                  Votes for Ernst & Young LLP                       4,533,619
                  Votes against Ernst & Young LLP                       1,020
                  Abstentions                                           3,500

         There were no broker non-votes in respect of the foregoing matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

         The following exhibits are filed herewith:

         10-1 Agreement relating to 14% Junior Subordinated Notes dated as of July 31, 2001, between Lexington Precision Corporation ("LPC") and Michael A. Lubin

         10-2 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated as of July 31, 2001, among LPC, Michael A. Lubin, and Warren Delano

         10-3 Amendment No. 7 to Note dated as of July 31, 2001, between LPC and Tri-Links Investment Trust, as successor to Nomura Holding America, Inc.

         10-4 Ninth Amendment Agreement dated July 31, 2001, between Lexington Rubber Group, Inc. ("LRGI") and Paul H. Pennell

         10-5 Agreement dated as of July 31, 2001, among LPC, LRGI, and Congress Financial Corporation

         10-6     Congress covenant amendment dated June 29, 2001

         10-7 Agreement dated as of July 31, 2001, between LPC and CIT Group/Equipment Financing, Inc.

         10-8 Agreement dated as of July 31, 2001, among LPC, LRGI, and Bank One, NA

         10-9 Amendment to promissory note dated July 31, 2001, between LPC, LRGI, and Bank One, NA

         10-10 Amendment to promissory note dated July 31, 2001, between LPC, LRGI, and Bank One, NA

         10-11    Bank One, NA covenant amendment dated June 30, 2001

         10-12 Long Term Contract between Delphi Automotive Systems LLC and Lexington Connector Seals *

         * This exhibit has been filed in redacted form pursuant to a request for confidential treatment, filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2.

         (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2001.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LEXINGTON PRECISION CORPORATION
                                                           (Registrant)

August 13, 2001                      By: /s/  Michael A. Lubin
---------------                          -----------------------------------
    Date                                 Michael A. Lubin
                                         Chairman of the Board


August 13, 2001                      By: /s/  Warren Delano
---------------                          -----------------------------------
    Date                                 Warren Delano
                                         President


August 13, 2001                      By: /s/  Dennis J. Welhouse
---------------                          --------------------------
    Date                                 Dennis J. Welhouse
                                         Senior Vice President and
                                         Chief Financial Officer

                                                    EXHIBIT INDEX


           Exhibit
           Number                           Exhibit                                               Location
           ------                           -------                                               --------
             10-1          Agreement relating to 14% Junior Subordinated                        Filed with this Form 10-Q
                           Notes dated July 31, 2001, between LPC and Michael A. Lubin

             10-2          Agreement relating to Junior Subordinated Convertible                Filed with this Form 10-Q
                           Increasing Rate Note dated July 31, 2001, among LPC,
                           Michael A. Lubin, and Warren Delano

             10-3          Amendment No. 7 to Note dated as of July 31, 2001,                   Filed with this Form 10-Q
                           between LPC and Tri-Links Investment Trust, as
                           successor to Nomura Holding America, Inc.

             10-4          Ninth Amendment Agreement dated July 31, 2001,                       Filed with this Form 10-Q
                           between LRGI and Paul H. Pennell

             10-5          Agreement dated as of July 31, 2001, among LPC, LRGI,                Filed with this Form 10-Q
                           and Congress Financial Corporation

             10-6          Congress covenant amendment dated June 29, 2001                      Filed with this Form 10-Q

             10-7          Agreement dated as of July 31, 2001,                                 Filed with this Form 10-Q
                           between LPC and The CIT Group/Equipment
                           Financing, Inc.

             10-8          Agreement dated as of July 31, 2001, among LPC, LRGI,                Filed with this Form 10-Q
                           and Bank One, NA

             10-9          Amendment to promissory note dated July 31, 2001,                    Filed with this Form 10-Q
                           between LPC, LRGI, and Bank One, NA

             10-10         Amendment to promissory note dated July, 31, 2001,                   Filed with this Form 10-Q
                           between LPC, LRGI, and Bank One, NA

             10-11         Bank One, NA covenant amendment dated June 30, 2001                  Filed with this Form 10-Q

             10-12         Long Term Contract between Delphi Automotive Systems                 Filed with this Form 10-Q
                           LLC and Lexington Connector Seals Dated July 12, 2001