Form 10-Q
period 2001-09-30
LEXINGTON PRECISION CORP
filed 2001-11-14
CIK 12570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

     COMMON STOCK, $0.25 PAR VALUE, 4,828,036 SHARES AS OF NOVEMBER 10, 2001 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)



================================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements..............................................1

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................15

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......30

PART II.     OTHER INFORMATION

Item 3.      Defaults on Senior Securities....................................31

Item 6.      Exhibits and Reports on Form 8-K.................................31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED ENDED       NINE MONTHS ENDED
                                                                     SEPTEMBER 30                SEPTEMBER 30
                                                              --------------------------- ---------------------------
                                                                   2001           2000         2001          2000
                                                                   ----           ----         ----          ----

Net sales                                                       $   31,532     $  35,096    $ 101,184     $  108,358

Cost of sales                                                       27,787        31,608       87,382         95,324
                                                                 ----------     ---------    ---------     ----------

     Gross profit                                                    3,745         3,488       13,802         13,034

Selling and administrative expenses                                  2,194         2,633        7,320          8,372
                                                                 ----------     ---------    ---------     ----------

     Income from operations                                          1,551           855        6,482          4,662

Interest expense                                                     2,102         2,444        6,579          7,377
                                                                 ----------     ---------    ---------     ----------

     Loss before income taxes                                         (551)       (1,589)         (97)        (2,715)

Income tax provision (benefit)                                         (19)         (208)          61           (168)
                                                                 ----------     ---------    ---------     ----------


     Net loss                                                   $     (532)    $  (1,381)   $    (158)    $   (2,547)
                                                                 ==========     =========    =========     ==========





Basic and diluted net loss per share applicable to
  common stockholders                                           $    (0.11)    $   (0.29)   $    (0.03)   $    (0.55)
                                                                 ==========     =========    ==========    ==========






See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                 2001                2000
                                                                           -----------------  ----------------

ASSETS:

     Current assets:
         Cash                                                                  $     116          $       65
         Accounts receivable                                                      22,855              19,912
         Inventories                                                              10,324              11,109
         Prepaid expenses and other current assets                                 4,219               3,833
         Deferred income taxes                                                     2,049               2,049
                                                                                ---------          ----------
              Total current assets                                                39,563              36,968

     Property, plant, and equipment, net                                          58,694              62,778
     Excess of cost over net assets of businesses acquired                         7,909               8,147
     Other assets                                                                  2,582               2,396
                                                                                ---------          ----------

              Total assets                                                     $ 108,748          $  110,289
                                                                                =========          ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

     Current liabilities:
         Accounts payable                                                      $  15,365          $   16,993
         Accrued expenses                                                         14,631              11,158
         Short-term debt                                                          84,341              88,996
                                                                                ---------          ----------
              Total current liabilities                                          114,337             117,147
                                                                                ---------          ----------

     Long-term debt, excluding current portion                                     1,476                 104
                                                                                ---------          ----------
     Deferred income taxes and other long-term liabilities                         2,278               2,244
                                                                                ---------          ----------
     Series B preferred stock                                                        330                 330
                                                                                ---------          ----------

     Stockholders' deficit:
         Common stock, $0.25 par value, 10,000,000 shares
          authorized, 4,828,036 shares issued                                      1,207               1,207
         Additional paid-in-capital                                               12,960              12,960
         Accumulated deficit                                                     (23,840)            (23,703)
                                                                                ---------          ----------
              Total stockholders' deficit                                         (9,673)             (9,536)
                                                                                ---------          ----------

              Total liabilities and stockholders' deficit                      $ 108,748          $  110,289
                                                                                =========          ==========




See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                             ----------------------------
                                                                               2001              2000
                                                                               ----              ----

OPERATING ACTIVITIES:

     Net (loss)                                                             $    (158)        $   (2,547)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                           8,951              8,971
         Amortization included in operating expense                               877              1,080
         Amortization included in interest expense                                142                149
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable                                              (2,943)             1,654
              Inventories                                                         785             (1,221)
              Prepaid expenses and other current assets                          (249)            (1,151)
              Accounts payable                                                 (1,053)             8,285
              Accrued expenses                                                  3,473              1,683
         Other                                                                     20                349
                                                                             ---------         ----------
              Net cash provided by operating activities                         9,845             17,252
                                                                             ---------         ----------

INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                               (4,914)           (13,339)
     Decrease (increase) in equipment deposits                                   (155)               677
     Expenditures for tooling owned by customers                                 (423)              (906)
     Other                                                                       (129)               307
                                                                             ---------         ----------
              Net cash used by investing activities                            (5,621)           (13,261)
                                                                             ---------         ----------

FINANCING ACTIVITIES:

     Increase (decrease) in loans under revolving line of credit                  754               (102)
     Proceeds from secured, amortizing term notes                               2,000              2,460
     Repayment of secured, amortizing term notes                               (6,604)            (6,119)
     Other                                                                       (323)              (134)
                                                                             ---------         ----------
              Net cash used by financing activities                            (4,173)            (3,895)
                                                                             ---------         ----------

Net increase in cash                                                               51                 96
Cash at beginning of period                                                        65                  8
                                                                             ---------         ----------

Cash at end of period                                                       $     116         $      104
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

         Subject to the Company's ability to successfully restructure its indebtedness as discussed below, in the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position at September 30, 2001, the Company's results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the Company's cash flows for the nine-month periods ended September 30, 2001 and 2000. All such adjustments were of a normal, recurring nature.

         The results of operations for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

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

         In March 2001, the Company reached an agreement in principle with the four largest holders of the senior subordinated notes on the terms of a restructuring of the senior subordinated notes. The restructuring would be accomplished by means of an exchange offer pursuant to which the existing senior subordinated notes would be exchanged for new senior subordinated notes in a principal amount equal to the principal amount of the existing senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the exchange offer was consummated. The accrued and unpaid interest on the senior subordinated notes aggregated $7,573,000 at September 30, 2001. The proposed principal terms of the new senior subordinated notes are set forth below:

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

         The exchange offer commenced on August 6, 2001, and has been extended three times. It will expire on November 30, 2001, unless further extended. One of the conditions to the consummation of the exchange offer is the tender for exchange of at least 99% of the senior subordinated notes; as of November 13, 2001, the Company had received valid tenders of between 98% and 99% of the senior subordinated notes.

         Since February 1, 2000, the holders of substantially all of the Company's indebtedness other than the senior subordinated notes have waived cross-default provisions with respect to the default on the senior subordinated notes and have granted extensions of notes that have been scheduled to mature. The Company has made all scheduled payments of interest and principal on all of its indebtedness as extended, other than the senior subordinated notes, since February 1, 2000. The actions of the various lenders are set forth below:

              - The lenders providing loans under the Company's revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default on the senior subordinated notes through February 1, 2002. Since February 1, 2000, the Company has been permitted to continue borrowing under its revolving line of credit and has received new term loans secured by equipment in the aggregate principal amount of $4,460,000.

              - In November 2001, the Company and the holder of the 12% secured term note executed an agreement extending the maturity of the note to October 31, 2006; the extended note is payable in sixty equal, monthly installments of principal and interest, commencing on November 30, 2001.

              - The holder of the Company's senior, unsecured note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note to February 1, 2002, and has waived the cross-default provisions with respect to the default on the senior subordinated notes. During 2000, the Company reached a non-binding agreement with the holder of the senior, unsecured note on a proposed amendment to the terms of the senior, unsecured note. In connection with that non-binding agreement, the effective interest rate on the note increased to 12 1/2% for the fifteen-month period ending February 1, 2002. The Company recently reached a revised, non-binding agreement to amend the terms of the senior, unsecured note. The principal terms of that proposal are the following:

                      - an extension of the maturity date to December 31, 2004,

                      - an amendment fee of 2% of the principal amount of the senior, unsecured note, payable through the issuance of an additional $150,000 principal amount of senior, unsecured notes,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                      - an increase in the interest rate to 13% for the period from the effective date of the proposed restructuring through December 31, 2001, and to 14% thereafter, and

                      - quarterly principal payments of $637,500, commencing on March 31, 2003.

              - The holder of the Company's junior subordinated notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes to February 1, 2002, has deferred seven quarterly interest payments on those notes to February 1, 2002, and has waived the cross-default provision with respect to the default on the senior subordinated notes. The Company has reached an agreement in principle with the holder of the junior subordinated notes to extend the maturity date of the junior subordinated notes to March 31, 2005, and to increase the interest rate thereon to 15% for the period from the effective date of the extension through December 31, 2001, and to 16% thereafter.

              - The former holders of the Company's junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred one quarterly interest payment on those notes to February 1, 2002, and have waived the cross-default provision with respect to the default on the senior subordinated notes. On February 1, 2000, the junior subordinated convertible notes were converted into 440,000 shares of the Company's common stock. The Company has reached an agreement in principle with the former holders of the junior subordinated convertible notes to convert the deferred interest to additional junior subordinated notes due March 31, 2005.

         The Company has negotiated with certain of its trade creditors to further extend the payment dates of its past-due accounts payable and, as of November 13, 2001, had executed agreements with a number of those trade creditors to convert $3,097,000 of past due accounts payable into notes that are payable in seventeen equal, monthly principal installments starting in the fourth quarter of 2001, with interest at the prime rate in effect on the day each note was issued. The Company is continuing to negotiate with other trade creditors in an effort to extend the payment dates of its remaining past-due accounts payable.

         In order to complete the extensions of its matured and maturing debt, the Company must also renegotiate its senior, secured financing arrangements in order to provide financing for its on-going working capital and capital expenditure requirements. The Company can give no assurance that it will be able to consummate the exchange offer or the amendment of the senior, unsecured note, to negotiate additional extensions of past-due accounts payable, or to renegotiate its senior, secured financing arrangements on terms satisfactory to the Company. If the Company is unable to do so, it may be forced to seek relief from its creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on the Company's results of operations and financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets" (FAS 142), which is effective for all fiscal periods beginning after December 15, 2001. FAS 142 prohibits the amortization of goodwill, but requires goodwill to be tested annually for impairment in accordance with the requirements set forth in FAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt the provisions of FAS 142 during the first quarter of 2002. The elimination of goodwill amortization pursuant to FAS 142 is expected to result in an increase of approximately $316,000 in the Company's income from operations during fiscal 2002. During the first quarter of 2002, the Company will perform the impairment tests required by FAS 142 on its unamortized goodwill as of January 1, 2002. The Company has not yet determined what effect, if any, these tests will have on its results of operations or financial position.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         In August 2001, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which is effective for all fiscal periods beginning after December 15, 2001. FAS 144 sets forth the conditions under which an impairment charge should be recognized for long-lived assets to be held and used, except for goodwill, assets to be disposed of by sale, and assets to be disposed of other than by sale. The Company is still in the process of reviewing FAS 144 and has not yet determined what effect, if any, the adoption of FAS 144 will have on its results of operations or financial position.

NOTE 2 -- INVENTORIES

         Inventories at September 30, 2001, and December 31, 2000, are set forth below (dollar amounts in thousands):

                                                          SEPTEMBER 30,        DECEMBER 31,
                                                              2001                2000
                                                      -------------------  ----------------

Finished goods                                             $   5,046           $   5,067
Work in process                                                2,515               2,677
Raw materials and purchased parts                              2,763               3,365
                                                            ---------           ---------

                                                           $  10,324           $  11,109
                                                            =========           =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 -- PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at September 30, 2001, and December 31, 2000, are set forth below (dollar amounts in thousands):

                                                          SEPTEMBER 30,         DECEMBER 31,
                                                              2001                2000
                                                      ------------------   ----------------

Land                                                      $     2,349          $     2,349
Buildings                                                      24,095               24,022
Equipment                                                     110,217              106,003
                                                           -----------          -----------
                                                              136,661              132,374
Accumulated depreciation                                       77,967               69,596
                                                           -----------          -----------

      Property, plant, and equipment, net                 $    58,694          $    62,778
                                                           ===========          ===========

NOTE 4 -- ACCRUED EXPENSES

         At September 30, 2001, and December 31, 2000, accrued expenses included accrued interest expense of $7,854,000 and $5,234,000, respectively, of which $7,573,000 and $4,078,000, respectively, was accrued on the senior subordinated notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 -- DEBT

         Debt at September 30, 2001, and December 31, 2000, is set forth below (dollar amounts in thousands):

                                                        SEPTEMBER 30,       DECEMBER 31,
                                                            2001               2000
                                                      ----------------   ----------------

Short-term debt:
     Revolving line of credit                             $ 19,931          $  19,177
     Secured, amortizing term notes                         28,574             33,178
     12% secured term note                                       -              1,370
     Senior, unsecured note                                  7,500              7,500
     Senior subordinated notes                              27,412             27,412
     Junior subordinated notes                                 347                347
     Current portion of long-term debt                         577                 12
                                                           --------          ---------

         Total short-term debt                            $ 84,341          $  88,996
                                                           ========          =========

Long-term debt:
     12% secured term note                                $  1,370          $       -
     Unsecured, amortizing term notes                          575                  -
     Other                                                     108                116
                                                           --------          ---------
                                                             2,053                116
     Less current portion                                     (577)               (12)
                                                           --------          ---------

         Total long-term debt                             $  1,476          $     104
                                                           ========          =========

         REVOLVING LINE OF CREDIT

         The revolving line of credit expires on April 1, 2002, unless it is renewed or otherwise extended.

         At September 30, 2001, availability under the revolving line of credit totaled $2,057,000, before outstanding checks of $1,212,000 were deducted. At September 30, 2001, the interest rates on loans outstanding under the revolving line of credit were the London Interbank Offered Rate (LIBOR) plus 2 1/2% or the prime rate.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         SECURED, AMORTIZING TERM NOTES

         Secured, amortizing term notes outstanding at September 30, 2001, and December 31, 2000, are set forth below (dollar amounts in thousands):

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                             2001                2000
                                                                         -------------      ------------

Term notes payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturities in 2002, 8.37%        $ 2,279           $ 2,454
Term notes payable in equal monthly principal installments, final
  maturities in 2002, LIBOR plus 2 3/4%                                         530             1,091
Term note payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9.37%            1,111             1,191
Term note payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9%               2,179             2,330
Term notes payable in equal monthly principal installments, final
  maturities in 2002, prime rate and LIBOR plus 2 1/2%                          535(1)          1,222(1)
Term note payable in equal monthly principal installments, final
  maturity in 2003, prime rate                                                  272               409
Term note payable in equal monthly principal installments, final
  maturity in 2003, prime rate and LIBOR plus 2 1/2%                            161(1)            251(1)
Term note payable in equal monthly principal installments, final
  maturities in 2003, LIBOR plus 2 3/4%                                         507               747
Term notes payable in equal monthly principal installments, final
  maturities in 2004, LIBOR plus 2 3/4%                                         894             1,145
Term note payable in equal monthly principal installments, final
  maturity in 2004, prime rate and LIBOR plus 2 1/2%                            725               928
Term notes payable in equal monthly principal installments, final
  maturities in 2004, prime rate and LIBOR plus 2 1/2%                        7,028(1)          9,136(1)
Term note payable in equal monthly principal installments, final
  maturity in 2005, LIBOR plus 2 1/2%                                           858             1,027
Term note payable in equal monthly principal installments, final
  maturity in 2005, prime rate and LIBOR plus 2 1/2%                            912(1)          1,094(1)
Term note payable in equal monthly principal installments, final
  maturity in 2006, prime rate                                                  373               435
Term notes payable in equal monthly principal installments, final
  maturities in 2006, prime rate and LIBOR plus 2 1/2%                        6,438(1)          5,422(1)
Term notes payable in equal monthly principal installments, final
  maturity in 2007, prime rate and LIBOR plus 2 1/2%                          3,772(1)          4,296(1)
                                                                            -------           -------

                                                                            $28,574           $33,178
                                                                            =======           =======

       (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term note.

         The portions of the secured, amortizing term notes that are due more than one year after the date of the consolidated financial statements were classified as short-term debt because the Company's

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


lenders had granted waivers, for a period of less than one year, of the cross-default provisions of such term notes with respect to the default on the senior subordinated notes.

         The secured, amortizing term notes are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc.

         12% SECURED TERM NOTE

         In November 2001, the Company and the holder of the 12% secured term note executed an agreement extending the maturity of the note to October 31, 2006. The extended note is payable in sixty equal, monthly installments of principal and interest commencing on November 30, 2001. The 12% secured term note has no cross-default provision with respect to the default on the senior subordinated notes.

         SENIOR, UNSECURED NOTE

         The senior, unsecured note, due February 1, 2002, bore interest at 10 1/2% per annum until July 31, 2000. The effective interest rate increased to 12 1/2% on August 1, 2000. The holder of that note has waived, until February 1, 2002, the cross-default provision of the note with respect to the default on the senior subordinated notes. The senior, unsecured note is senior in right of payment to the senior subordinated notes and the junior subordinated notes.

         UNSECURED, AMORTIZING TERM NOTES

         The unsecured, amortizing term notes mature in 2003, and are a series of notes that are payable in seventeen equal, monthly principal installments, with interest at the prime rate in effect on the day each note was issued. At September 30, 2001, the interest rate on the unsecured, amortizing term notes was 6%.

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

         JUNIOR SUBORDINATED NOTES

         The junior subordinated notes are unsecured obligations of the Company, subordinated in right of payment to all existing and future secured debt of the Company, to the senior, unsecured note, and to the senior subordinated notes. The junior subordinated notes are due on February 1, 2002. The junior subordinated notes currently bear interest at 14% per annum. The holders of the junior subordinated

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


notes have deferred until February 1, 2002, all interest payments that were due on or after February 1, 2000, and have waived their cross-default provisions with respect to the default on the senior subordinated notes.

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

         From time to time, the Company's lenders have agreed to waive or amend certain of the financial covenants contained in the Company's various note agreements in order to maintain or otherwise ensure the Company's current or future compliance. During the nine-month period ended September 30, 2001, a covenant that limits the amount of past due accounts payable was amended twice, most recently through October 30, 2001, and a covenant requiring a minimum level of tangible net worth was amended through February 1, 2001. The Company cannot assure you that, if the Company breaches a covenant in the future, its lenders will agree to provide waivers or amendments. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend or waive those covenants, the lenders would have the right to declare the indebtedness under their note agreements to be immediately due and payable and the violation might trigger cross-default provisions under substantially all of the Company's other indebtedness. In those circumstances, the holders of that indebtedness, would, among other things, have the right to declare the indebtedness to be immediately due and payable, in which event the Company might be required to consider alternatives, including seeking relief from its creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect upon the Company's results of operations and financial position. For a more detailed discussion of recent amendments to and waivers under the Company's various note agreements, refer to Note 1, Basis of Presentation.

NOTE 6 -- SERIES B PREFERRED STOCK

             At September 30, 2001, and December 31, 2000, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100 per share. Each share of series B preferred stock is redeemable at $200 per share. As a result of the default on the senior subordinated notes, the Company has been prohibited from making any dividend payments on or redemptions of the series B preferred stock since February 1, 2000. At September 30, 2001, the Company was in arrears in the payment of seven dividends, which totaled $46,000, and the redemption of 450 shares of series B preferred stock, which totaled $90,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 -- INCOME TAXES

        At September 30, 2001, and December 31, 2000, the Company's net deferred income tax assets were fully offset by a valuation allowance. The income tax provision for the nine months ended September 30, 2001, consists of estimated state income taxes.

NOTE 8 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the three-month and nine-month periods ended September 30, 2001 and 2000, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's potentially dilutive securities (the 14% junior subordinated convertible notes and the $8 cumulative convertible preferred stock, series B) was not dilutive for the three-month and nine-month periods ended September 30, 2001 and 2000. As a result, the calculations of diluted net income or loss per common share set forth below do not reflect any pro forma conversion. For purposes of calculating earnings per share, earnings are reduced by preferred stock dividends and the amount by which payments made to redeem preferred stock exceeded the par value of such shares. During the three-month periods ended September 30, 2001 and 2000, the Company did not pay any dividends on, or redeem any shares of, the series B preferred stock.

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30               SEPTEMBER 30
                                                                     ---------------------     ----------------------
                                                                      2001         2000          2001         2000
                                                                      ----         ----          ----         ----

Numerators:
     Net loss                                                       $   (532)    $ (1,381)    $    (158)   $  (2,547)
     Preferred stock dividends                                             -           (7)            -          (20)
     Excess of redemption value over par value of
      preferred stock redeemed during the year                             -          (11)            -          (34)
                                                                     --------     --------     ---------    ---------

     Numerator for basic net loss per share--
      loss applicable to common stockholders                            (532)      (1,399)         (158)      (2,601)

     Effect of assumed conversion of dilutive securities:
      14% junior subordinated convertible notes                            -            -             -            -
                                                                     --------     --------     ---------    ---------

     Numerator for diluted net loss per share--
      loss applicable to common stockholders                        $   (532)    $ (1,399)    $    (158)   $  (2,601)
                                                                     ========     ========     =========    =========

Denominators:
     Denominator for basic net loss per share--
      weighted-average common shares                                   4,828        4,828         4,828        4,766
     Adjustments to derive denominator for diluted net loss per share:
         Conversion of 14% junior subordinated
          convertible notes into 440,000 common shares                     -            -             -           50
         Issuance of 125,000 shares of restricted common stock             -            -             -           12
                                                                     --------     --------     ---------    ---------

     Denominator for diluted net loss per share--
      adjusted weighted average common shares                          4,828        4,828         4,828        4,828
                                                                     ========     ========     =========    =========

Per share data:
     Basic and diluted net loss applicable to common stockholders   $  (0.11)    $  (0.29)    $   (0.03)   $   (0.55)
                                                                     ========     ========     =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month and nine-month periods ended September 30, 2001 and 2000, is summarized below (dollar amounts in thousands):

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30                 SEPTEMBER 30
                                                            -------------------------    -------------------------
                                                              2001           2000           2001          2000
                                                              ----           ----           ----          ----

NET SALES:
     Rubber Group                                          $   23,632    $    25,930    $    73,598    $   81,663
     Metals Group                                               7,900          9,166         27,586        26,695
                                                            ----------    -----------    -----------    ----------

         Total net sales                                   $   31,532    $    35,096    $   101,184    $  108,358
                                                            ==========    ===========    ===========    ==========

INCOME (LOSS) FROM OPERATIONS:
     Rubber Group                                          $    2,636    $     1,945    $     7,826    $    7,716
     Metals Group                                                (655)          (500)           243        (1,389)
     Corporate office                                            (430)          (590)        (1,587)       (1,665)
                                                            ----------    -----------    -----------    ----------

         Total income from operations                      $    1,551    $       855    $     6,482    $    4,662
                                                            ==========    ===========    ===========    ==========

ASSETs:
     Rubber Group                                          $   74,902    $    75,748    $    74,902    $   75,748
     Metals Group                                              31,193         36,646         31,193        36,646
     Corporate office                                           2,653          2,605          2,653         2,605
                                                            ----------    -----------    -----------    ----------

         Total assets                                      $  108,748    $   114,999    $   108,748    $  114,999
                                                            ==========    ===========    ===========    ==========

DEPRECIATION AND AMORTIZATION (1):
     Rubber Group                                          $    2,069    $     2,221    $     6,373    $    6,346
     Metals Group                                               1,105          1,207          3,389         3,641
     Corporate office                                              23             22             66            64
                                                            ----------    -----------    -----------    ----------

         Total depreciation and amortization               $    3,197    $     3,450    $     9,828    $   10,051
                                                            ==========    ===========    ===========    ==========

CAPITAL EXPENDITURES:
     Rubber Group                                          $    2,068    $     1,732    $     3,844    $    9,898
     Metals Group                                                 845            689          1,067         3,440
     Corporate office                                               -              -              3             1
                                                            ----------    -----------    -----------    ----------

         Total capital expenditures                        $    2,913    $     2,421    $     4,914    $   13,339
                                                            ==========    ===========    ===========    ==========

(1) Does not include amortization of deferred financing expenses, which totaled $48,000 and $51,000 during the three-month periods ended September 30, 2001 and 2002, respectively, and $142,000 and $149,000 during the nine-month periods ended September 30, 2001 and 2000, respectively. Amortization of deferred financing expenses is included in interest expense in the consolidated financial statements.

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

RESULTS OF OPERATIONS-- THIRD QUARTER OF 2001 VERSUS THIRD QUARTER OF 2000

         The following table sets forth our consolidated operating results for the third quarters of 2001 and 2000 (dollar amounts in thousands):

                                                              THREE MONTHS ENDED SEPTEMBER  30
                                                        -----------------------------------------
                                                              2001                   2000
                                                        ------------------     ------------------

           Net sales                                   $ 31,532     100.0%    $ 35,096     100.0%

           Cost of sales                                 27,787      88.1       31,608      90.1
                                                        -------- ---------     --------  --------

           Gross profit                                   3,745      11.9        3,488       9.9

           Selling and administrative expenses            2,194       7.0        2,633       7.5
                                                        -------- ---------     --------  --------

           Income from operations                         1,551       4.9          855       2.4

           Add back depreciation and  amortization
           (1)                                            3,197      10.1        3,450       9.8
                                                        -------- ---------     --------  --------

           Earnings before interest, taxes,
             depreciation, and amortization (2)        $  4,748      15.1%    $  4,305      12.2%
                                                        ======== =========     ========  ========

           Net cash provided by operating
             activities (3)                            $  7,114      22.6%    $  4,477      12.8%
                                                        ======== =========     ========  ========

(1) Does not include amortization of deferred financing expenses, which totaled $48,000 and $51,000 during the third quarters of 2001 and 2000, respectively, and which is included in interest expense in the consolidated financial statements.

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

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the three-month periods ended September 30, 2001 and 2000.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the third quarters of 2001 and 2000 (dollar amounts in thousands):

                                                            THREE MONTHS ENDED SEPTEMBER 30
                                                        -----------------------------------------
                                                                 2001                   2000
                                                        ------------------     ------------------

           Net sales                                    $  23,632    100.0%    $  25,930    100.0%

           Cost of sales                                   19,799     83.8        22,589     87.1
                                                         ---------  -------     ---------  -------

           Gross profit                                     3,833     16.2         3,341     12.9

           Selling and administrative expenses              1,197      5.1         1,396      5.4
                                                         ---------  -------     ---------  -------

           Income from operations                           2,636     11.1         1,945      7.5

           Add back depreciation and  amortization          2,069      8.8         2,221      8.5
                                                         ---------  -------     ---------  -------

           Earnings before interest, taxes,
             depreciation, and amortization             $   4,705     19.9%    $   4,166     16.1%
                                                         =========  =======     =========  =======


         During the third quarter of 2001, net sales of the Rubber Group decreased by $2,298,000, or 8.9%, compared to the third quarter of 2000. This decrease was primarily due to reduced unit sales of insulators for automotive ignition wire sets and reduced unit sales of connector seals for automotive wiring systems, which resulted primarily from a reduction in the level of activity in the automotive industry, and price reductions on certain automotive components, offset, in part, by increased sales of tooling and medical components.

         Delphi Automotive Systems Corporation is the Rubber Group's largest customer. Substantially all of the Rubber Group's sales to Delphi are connector seals for automotive wiring systems. For the last four years, most of the connector seals that we sold to Delphi were subject to a multi-year agreement that was scheduled to expire on December 31, 2001. In July 2001, Delphi and the Rubber Group entered into a new agreement that will govern, through December 31, 2004, the purchase of many of the component parts that we currently sell to Delphi. Under the terms of that agreement:

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

         During the third quarter of 2001, the price reductions granted to Delphi on July 16, 2001, reduced net sales by $791,000.

         Cost of sales as a percentage of net sales decreased during the third quarter of 2001 to 83.8% of net sales from 87.1% of net sales during the third quarter of 2000, primarily because our insulator division improved operating efficiencies and reduced scrap, and because $414,000 of expenses related to the services of a consulting firm that was retained during 2000 to assist the management team of the insulator division in implementing improved operating systems were not incurred during the third quarter of 2001. The impact of these improvements was partially offset by the price reductions granted to Delphi in the new multi-year agreement.

         Selling and administrative expenses as a percentage of net sales decreased during the third quarter of 2001 compared to the third quarter of 2000, primarily because of a reduction in personnel related expenses.

         During the third quarter of 2001, income from operations was $2,636,000, an increase of $691,000, or 35.5%, compared to the third quarter of 2000, and EBITDA was $4,705,000, an increase of $539,000, or 12.9%, compared to the third quarter of 2000.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines aluminum, brass, and steel components, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the third quarters of 2001 and 2000 (dollar amounts in thousands):

                                                  THREE MONTHS ENDED SEPTEMBER 30
                                               ---------------------------------------
                                                    2001                   2000
                                               ----------------       ----------------

Net sales                                     $ 7,900    100.0%      $ 9,166    100.0%

Cost of sales                                   7,988    101.1         9,019     98.4
                                               -------  -------       -------  -------

Gross profit                                      (88)    (1.1)          147      1.6

Selling and administrative expenses               567      7.2           647      7.1
                                               -------  -------       -------  -------

Loss from operations                             (655)    (8.3)         (500)    (5.5)

Add back depreciation and
  amortization                                  1,105     14.0         1,207     13.2
                                               -------  -------       -------  -------

Earnings before interest, taxes,
  depreciation, and amortization              $   450      5.7%      $   707      7.7%
                                               =======  =======       =======  =======

         During the third quarter of 2001, net sales of the Metals Group decreased by $1,266,000, or 13.8%, compared to the third quarter of 2000. The decrease resulted primarily from decreased sales of machined metal components.

         Cost of sales, as a percentage of net sales increased during the third quarter of 2001 to 101.1% of net sales from 98.4% of net sales during the third quarter of 2000, primarily as a result of (1) reduced operating efficiencies and higher scrap resulting from difficulties encountered in the start-up of several new, high-volume components, and (2) the impact of fixed and partially fixed manufacturing costs during a period of reduced net sales.

         Selling and administrative expenses decreased during the third quarter of 2001 compared to the third quarter of 2000, primarily due to reduced employee recruitment and relocation costs.

         The Metals Group recorded a loss from operations of $655,000 during the third quarter of 2001, compared to a loss from operations of $500,000 during the third quarter of 2000. EBITDA was $450,000 during the third quarter of 2001, a decrease of $257,000, or 36.4%, compared to the third quarter of 2000.

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

The following table sets forth the operating results of the corporate office for the third quarters of 2001 and 2000 (dollar amounts in thousands):

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                                  ---------------------
                                                                    2001        2000
                                                                  --------     -------

 Loss from operations                                             $  (430)    $  (590)

 Add back depreciation and amortization                                23          22
                                                                   -------     -------

 Earnings before interest, taxes, depreciation,
   and amortization                                               $  (407)    $  (568)
                                                                   =======     =======

         Corporate office expense decreased compared to the third quarter of 2000, primarily due to the elimination of accruals for management incentive compensation, and reduced office expenses and state franchise taxes.

         INTEREST EXPENSE

         During the third quarters of 2001 and 2000, interest expense was $2,102,000 and $2,444,000, respectively, which included amortization of deferred financing expenses of $48,000 and $51,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate borrowings and a reduction in the average amount of outstanding borrowings.

         INCOME TAX PROVISION

         At September 30, 2001, and December 31, 2000, our net deferred income tax assets were fully offset by a valuation allowance.

RESULTS OF OPERATIONS-- FIRST NINE MONTHS OF 2001 VERSUS FIRST NINE MONTHS OF
2000

         The following table sets forth our consolidated operating results for the first nine months of 2001 and 2000 (dollar amounts in thousands):

                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                       -------------------------------------------
                                                               2001                    2000
                                                       --------------------    -------------------

           Net sales                                   $101,184     100.0%  $  108,358     100.0%

           Cost of sales                                 87,382      86.4       95,324      88.0
                                                       --------- ---------    ---------  --------

           Gross profit                                  13,802      13.6       13,034      12.0

           Selling and administrative expenses            7,320       7.2        8,372       7.7
                                                       --------- ---------    ---------  --------

           Income from operations                         6,482       6.4        4,662       4.3

           Add back depreciation and
             amortization (1)                             9,828       9.7       10,051       9.3
                                                       --------- ---------    ---------  --------

           Earnings before interest, taxes,
             depreciation, and amortization (2)       $  16,310      16.1%  $   14,713      13.6%
                                                       ========= =========    =========  ========

           Net cash provided by operating
             activities (3)                           $   9,845       9.7%  $   17,252      15.9%
                                                       ========= =========    =========  ========

         (1) Does not include amortization of deferred financing expenses, which totaled $142,000 and $149,000 during the first nine months of 2001 and 2000, respectively, and which is included in interest expense in the consolidated financial statements.

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

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the nine-month periods ended September 30, 2001 and 2000.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the first nine months of 2001 and 2000 (dollar amounts in thousands):

                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                        -----------------------------------------
                                                                 2001                   2000
                                                        ------------------     ------------------

           Net sales                                    $  73,598    100.0%    $  81,663    100.0%

           Cost of sales                                   61,874     84.1        69,308     84.9
                                                         ---------  -------     ---------  -------

           Gross profit                                    11,724     15.9        12,355     15.1

           Selling and administrative expenses              3,898      5.3         4,639      5.7
                                                         ---------  -------     ---------  -------

           Income from operations                           7,826     10.6         7,716      9.4

           Add back depreciation and amortization           6,373      8.7         6,346      7.8
                                                         ---------  -------     ---------  -------

           Earnings before interest, taxes,
             depreciation, and amortization             $  14,199     19.3%    $  14,062     17.2%
                                                         =========  =======     =========  =======


         During the first nine months of 2001, net sales of the Rubber Group decreased by $8,065,000, or 9.9%, compared to the third quarter of 2000. This decrease was primarily due to reduced unit sales of connector seals for automotive wiring systems, and reduced sales of insulators for automotive ignition wire sets, which resulted primarily from a reduction in the level of activity in the automotive industry, and price reductions on certain automotive components offset, in part, by increased sales of tooling and medical components. The price reductions granted to Delphi on July 16, 2001, reduced net sales for the first nine months of 2001 by $791,000.

         Cost of sales as a percentage of net sales decreased during the first nine months of 2001 to 84.1% of net sales from 84.9% of net sales during the first nine months of 2000, primarily because our insulators division improved operating efficiencies and reduced scrap and because $1,013,000 of expenses related to the services of a consulting firm that was retained during 2000 to assist the management team of the insulators division in implementing improved operating systems were not incurred during the first nine months of 2001.

         Selling and administrative expenses as a percentage of net sales decreased during the first nine months of 2001 compared to the first nine months of 2000, primarily because wages and employee benefits, incentive compensation, and depreciation expense all decreased when compared to the first nine months of 2000.

         During the first nine months of 2001, income from operations was $7,826,000, an increase of $110,000, or 1.4%, compared to the first nine months of 2000, and EBITDA was $14,199,000, an increase of $137,000, or 1.0%, compared to the first nine months of 2000.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines aluminum, brass, and steel components, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the first nine months of 2001 and 2000 (dollar amounts in thousands):

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                             -----------------------------------------
                                                   2001                    2000
                                             ------------------      -----------------

Net sales                                   $ 27,586     100.0%     $ 26,695    100.0%

Cost of sales                                 25,508      92.5        26,016     97.5
                                             --------   -------      --------  -------

Gross profit                                   2,078       7.5           679      2.5

Selling and administrative expenses            1,835       6.7         2,068      7.7
                                             --------   -------      --------  -------

Income (loss) from operations                    243       0.9        (1,389)    (5.2)

Add back depreciation and
  amortization                                 3,389      12.3         3,641     13.6
                                             --------   -------      --------  -------

Earnings before interest, taxes,
  depreciation, and amortization            $  3,632      13.2%     $  2,252      8.4%
                                             ========   =======      ========  =======

         During the first nine months of 2001, net sales of the Metals Group increased by $891,000, or 3.3%, compared to the first nine months of 2000. The increase resulted primarily from increased sales of machined metal components, die cast components, and tooling.

         Cost of sales as a percentage of net sales decreased during the first nine months of 2001 to 92.4% of net sales from 97.5% of net sales during the first nine months of 2000, primarily because of improved operating efficiencies, lower employee benefit costs, lower depreciation and amortization expenses, and reduced losses on the disposal and write-down of assets held for sale when compared to the first nine months of 2000, offset, in part, by startup costs on new components.

         Selling and administrative expenses as a percentage of net sales decreased during the first nine months of 2001 compared to the first nine months of 2000, primarily due to reduced employee recruitment and relocation expense and reduced consulting fees related to the installation of new computer systems.

         During the first nine months of 2001, income from operations was $243,000 compared to a loss from operations of $1,389,000 during the first nine months of 2000, and EBITDA was $3,632,000, an increase of $1,380,000, or 61.3%, compared to the first nine months of 2000.

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

         The following table sets forth the operating results of the corporate office for the first nine months of 2001 and 2000 (dollar amounts in thousands):

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                 ------------------------
                                                                     2001        2000
                                                                     ----        ----

Loss from operations                                              $  (1,587)  $  (1,665)

Add back depreciation and amortization                                   66          64
                                                                   ---------   ---------

Earnings before interest, taxes, depreciation,
  and amortization                                                $  (1,521)  $  (1,601)
                                                                   =========   =========

         INTEREST EXPENSE

         During the first nine months of 2001 and 2000, interest expense was $6,579,000 and $7,377,000, respectively, which included amortization of deferred financing expenses of $142,000 and $149,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate borrowings and a reduction in the average amount of outstanding borrowings.

         INCOME TAX PROVISION

         At September 30, 2001, and December 31, 2000, our net deferred income tax assets were fully offset by a valuation allowance. The income tax provision for the nine months ended September 30, 2001, consists of estimated state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first nine months of 2001, our operating activities provided $9,845,000 of cash.

         Accounts receivable increased by $2,943,000. The increase was caused primarily by an increase in net sales during September 2001 compared to December 2000, an increase in the payment terms granted to certain large customers, and a temporary increase resulting from delayed payment of accounts receivable by a few large customers.

         Accounts payable decreased by $1,628,000, primarily as a result of a reduction in the amount of past-due accounts payable. In September 2001, we converted $575,000 of past due accounts payable into notes that are payable in seventeen equal, monthly principal installments, with interest at the prime rate in effect on the day each note was issued. Between October 1, 2001, and November 13, 2001, we converted an additional $2,522,000 of past due accounts payable into notes with similar terms. At November 13, 2001, approximately $900,000 of accounts payable remained outstanding beyond normal industry terms.

         INVESTING ACTIVITIES

         During the first nine months of 2001, our investing activities used $5,621,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the corporate office totaled $3,844,000, $1,067,000, and $3,000, respectively. Capital expenditures for the first nine months of 2001 included $4,840,000 for equipment and $74,000 for land and building improvements. For the year ending December 31, 2001, capital expenditures for the Rubber Group, the Metals Group, and the corporate office are projected to total approximately $5,028,000, $1,461,000, and $19,000, respectively. At September 30, 2001, we had outstanding commitments to purchase plant and equipment of approximately $1,481,000, of which approximately $838,000 is expected to be purchased during 2001 and approximately $643,000 is expected to be purchased in 2002. See also "Liquidity," below.

         FINANCING ACTIVITIES

         During the first nine months of 2001, our financing activities used $4,173,000 of cash. We repaid $6,612,000 of secured, amortizing term loans, we obtained a new term loan in the amount of $2,000,000, which we used for the purchase of equipment, and we increased the borrowings under our revolving line of credit by $754,000.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit, which expires on April 1, 2002, is subject to covenant compliance and certain availability formulas based on the levels of our accounts receivable and inventories. As discussed below, as part of our efforts to restructure our indebtedness we are currently attempting to renegotiate the revolving line of credit on terms that are satisfactory to us. At September 30, 2001, availability under our revolving line of credit totaled $2,057,000 before outstanding checks of $1,212,000 were deducted.

         We have substantial borrowings for a company our size. Because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than if we had less debt.

         We are in default in the payment of our senior subordinated notes, which have a principal amount of $27,412,000 and accrued interest thereon, as of September 30, 2001, of $7,573,000. In addition, our revolving line of credit is scheduled to expire on April 30, 2002, and we have $14,521,000 of notes that are scheduled to mature during the twelve months ending September 30, 2002, and $8,019,000 of principal payments that are scheduled to be made on our secured, amortizing term notes during the twelve months ending September 30, 2002. As discussed in more detail below, we are in the process of negotiating extensions of all of our matured and maturing debt, although there can be no assurance that we will be successful in this effort.

         If our debt were refinanced on the terms that are set forth below, we estimate that our monthly cash interest expense would increase by approximately $160,000.

         Based upon our current business plan, even if we are unable to complete the proposed extensions of our matured and maturing debt, we believe that we will have adequate financing to meet our working capital and capital expenditure requirements and the scheduled payments on our secured, amortizing term notes for the foreseeable future, and to make gradual reductions in our past-due accounts payable, without the need for additional borrowings, if:

              - the holders of our senior subordinated notes do not take action to enforce their rights against us,

              - none of our significant trade creditors take action to collect past-due accounts payable or refuse to continue to provide us with goods and services,

              - the holders of our senior, unsecured note, and our junior subordinated notes are willing to continue to grant waivers and extensions similar to those granted previously,

              - the holders of our secured, amortizing term notes are willing to continue to grant waivers similar to those granted previously and to extend the scheduled balloon maturities, and

              - the lenders under our revolving line of credit are willing to continue to grant waivers similar to those granted previously and to continue to provide revolving loans in accordance with the availability formulas presently in effect.

         We had a net working capital deficit of $75,950,000 at September 30, 2001, compared to a net working capital deficit of $80,179,000 at December 31, 2000.

         The net working capital deficit exists primarily because:

              - our senior subordinated notes, which have an aggregate principal balance of $27,412,000, matured during the first half of 2000, and our senior, unsecured note, and our junior subordinated notes, which have a combined aggregate principal balance of $7,847,000, were scheduled to mature during 2001 and have subsequently been rescheduled to mature during the first quarter of 2002; consequently, all of this indebtedness was classified as current liabilities in our consolidated financial statements at September 30, 2001, and December 31, 2000; and

              - the long-term portions of our secured, amortizing term notes were classified as current liabilities at September 30, 2001, and December 31, 2000, because at each of those dates, the lenders had granted waivers, for a period of less than one year, of defaults on those term notes related to the payment default on the senior subordinated notes.

         Substantially all of our assets are pledged as collateral for various of our borrowings. A number of our financing arrangements contain covenants with respect to the maintenance of minimum levels of working capital, net worth, and cash flow coverage and other covenants that place certain restrictions on our business and operations, including covenants relating to the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of our assets, the purchase of plant and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of our financing arrangements include cross-default provisions.

         From time to time, our lenders have agreed to waive or amend certain of the financial covenants contained in our various note agreements in order to maintain or otherwise ensure our current or future compliance. During the nine-month period ended September 30, 2001, a covenant that limits the amount of past due accounts payable was amended twice, most recently through October 30, 2001, and a covenant requiring a minimum level of tangible net worth was amended through February 1, 2001. We cannot assure you that, if we breach a covenant in the future, our lenders will agree to provide waivers or amendments. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend or waive those covenants, the lenders would have the right to declare the borrowings under their note agreements to be immediately due and payable and the violation might trigger cross-default provisions under substantially all of our other borrowings. In those circumstances, the lenders would have, among other things, the right to declare the borrowings to be immediately due and payable, in which event, we might be required to consider alternatives, including seeking relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

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

         In March 2001, we reached an agreement in principle with the four largest holders of the senior subordinated notes on the terms of a restructuring of the senior subordinated notes. The restructuring would be accomplished by means of an exchange offer pursuant to which the existing senior subordinated notes would be exchanged for new senior subordinated notes in a principal amount equal to the principal amount of existing senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the exchange offer was consummated. The accrued and unpaid interest on the senior subordinated notes aggregated $7,573,000 at September 30, 2001. The proposed principal terms of the new senior subordinated notes are set forth below:

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

         The exchange offer commenced on August 6, 2001 and is presently scheduled to expire on November 30, 2001, unless extended. One of the conditions to the consummation of the exchange offer is the tender for exchange of at least 99% of the senior subordinated notes; as of November 13, 2001, we had received valid tenders of between 98% and 99% of the senior subordinated notes.

         Since February 1, 2000, the holders of substantially all of our borrowings other than the senior subordinated notes have waived cross-default provisions with respect to the default on the senior subordinated notes and have granted extensions of notes that have been scheduled to mature. We have made all scheduled payments of interest and principal on all of our borrowings as extended, other than the senior subordinated notes, since February 1, 2000. The actions of the various lenders are set forth below:

              - The lenders providing loans under our revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default on the senior subordinated notes through February 1, 2002, and have amended certain covenants to eliminate defaults that would otherwise have occurred because all of our secured, amortizing term notes were classified as current liabilities in our consolidated financial statements. Since February 1, 2000, we have been permitted to continue borrowing under our revolving line of credit and have received new term loans secured by equipment in the aggregate principal amount of $4,460,000.

              - In November 2001, the Company and the holder of our 12% secured term note executed an agreement extending the maturity of that note to October 31, 2006; the extended note is payable in sixty equal, monthly installments of principal and interest commencing on November 30, 2001.

              - The holder of our senior, unsecured note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note to February 1, 2002, and has waived the cross-default provisions with respect to the default on the senior subordinated notes. During 2000, we reached a non-binding agreement with the holder of our senior, unsecured note on a proposed amendment to the terms of the senior, unsecured note. In connection with that non-binding agreement, the effective interest rate on the note increased to 12 1/2% for the fifteen-month period ending February 1, 2002. We have recently reached a revised, non-binding agreement to amend the terms of the senior, unsecured note. The principal terms of that proposal are the following:

                      - an extension of the maturity date to December 31, 2004,

                      - an amendment fee of 2% of the principal amount of the senior unsecured note, payable through the issuance of an additional $150,000 principal amount of senior, unsecured notes,

                      - an increase in the interest rate to 13% for the period from the effective date of the proposed restructuring through December 31, 2001, and 14% thereafter, and

                      - quarterly principal payments of $637,500, commencing on March 31, 2003.

              - The holder of our junior subordinated notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes to February 1, 2002, has deferred seven quarterly interest payments on those notes to February 1, 2002, and has waived the cross-default provision with respect to the default on the senior subordinated notes. We have reached an agreement in principle with the holder of the junior subordinated notes to extend the maturity date of the junior subordinated notes to March 31, 2005, and to increase the interest rate thereon to 15% for the period from the effective date of the extension through December 31, 2001, and to 16% thereafter.

              - The former holders of our junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred one quarterly interest payment on those notes to February 1, 2002, and have waived the cross-default provision with respect to the default on the senior subordinated notes. On February 1, 2000, the junior subordinated convertible notes were converted into 440,000 shares of our common stock. We have reached an agreement in principle with the former holders of the junior subordinated convertible notes to convert the deferred interest to additional junior subordinated notes due March 31, 2005.

         In addition to the arrangements with the holders of our outstanding indebtedness, we have negotiated with certain of our trade creditors to further extend the payment dates of our past-due accounts payable and have, as of November 13, 2001, converted $3,097,000 of past due accounts payable into notes that are payable in 17 equal, monthly principal installments starting in the fourth quarter of 2001, with interest at the prime rate in effect on the day each note was issued. We are continuing to negotiate with other trade creditors in an effort to extend the payment dates of our remaining past-due accounts payable.

         In order to complete the extensions of our matured and maturing debt, we must also renegotiate our senior, secured financing arrangements in order to provide financing for our on-going working capital and capital expenditure requirements. We can give you no assurance that we will be able to consummate the exchange offer or the amendment of our senior, unsecured note, to negotiate additional extensions of our past-due accounts payable, or to renegotiate our senior, secured financing arrangements on terms satisfactory to us. If we are unable to do so, we may be forced to seek relief from our creditors under the Federal bankruptcy code. Any proceeding under the Federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At September 30, 2001, we had $43,511,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At September 30, 2001, we had outstanding $42,306,000 of fixed-rate debt with a weighted-average interest rate of 12.2%, of which $42,198,000 had matured or was scheduled to mature during the twelve months ending September 30, 2002. If we are able to refinance or extend the matured or maturing debt, it will be at interest rates that are significantly higher than the existing weighted-average interest rate. We have received tenders of between 98% and 99% of our $27,412,000 of outstanding senior subordinated notes in exchange for new senior subordinated notes that will mature on December 31, 2004, and additional, new senior subordinated notes in payment of accrued and unpaid interest on the notes through the effective date of the proposed exchange. The interest rate on the new senior subordinated notes will be 14% for the period from the effective date of the proposed amendment through December 31, 2001, and 15% thereafter. We have also agreed to extend the maturity date of our $7,500,000 senior, unsecured note to December 31, 2004, and to increase the interest rate thereon to 13% from the effective date of the proposed restructuring through December 31, 2001, and to 14% thereafter.

         If we are successful in our effort to negotiate extensions of our matured and maturing debt on the proposed terms discussed above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in Part I, Item 2, we estimate that our monthly cash interest expense would increase by approximately $160,000.

         We recommend that you also read Note 5, Debt, in the notes to our consolidated financial statements in Part I, Item 1.

                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

       We are in default in respect of our senior subordinated notes because we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on February 1, 2000. For more information regarding the default in respect of the senior subordinated notes, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in Part I, Item 2, which is incorporated herein by reference.

       We did not pay dividends on our $8 cumulative convertible preferred stock, series B, during the nine-month period ended September 30, 2001, in the aggregate amount of $6,600. As of September 30, 2001, we were in arrears in the payment of seven dividends in an aggregate amount of $46,000 and in the making of a scheduled redemption in the amount of $90,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS

       The following exhibits are filed herewith:

              10-1 Agreement relating to 14% Junior Subordinated Notes dated as of October 31, 2001, between Lexington Precision Corporation ("LPC") and Michael A. Lubin

              10-2 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated as of October 31, 2001, among LPC, Michael A. Lubin, and Warren Delano

              10-3 Amendment No. 8 to Note dated as of October 31, 2001, between LPC and Tri-Links Investment Trust, as successor to Nomura Holding America, Inc.

              10-4 Tenth Amendment Agreement dated as of October 31, 2001, between Lexington Rubber Group, Inc. ("LRGI") and Paul H. Pennell

              10-5 Agreement dated as of October 31, 2001, among LPC, LRGI, and Congress Financial Corporation

              10-6   Congress covenant amendment dated as of August 30, 2001

              10-7 Agreement dated as of October 31, 2001, between LPC and CIT Group/Equipment Financing, Inc.

              10-8 Agreement dated as of October 31, 2001, among LPC, LRGI, and Bank One, NA

         (b)  REPORTS ON FORM 8-K

         On August 6, 2001, we filed a Form 8-K stating that on that date we had applied for qualification of a new indenture on Form T-3 and that we had also issued a press release dated August 6, 2001, announcing the commencement of an exchange offer with respect to our senior subordinated notes.

       On September 5, 2001, we filed a Form 8-K that included a press release dated September 5, 2001, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from 5:00 p.m., New York City time, on September 4, 2001, to 5:00 p.m., New York City time, on September 17, 2001.

       On September 14, 2001, we filed a Form 8-K that included a press release dated September 13, 2001, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from 5:00 p.m., New York City time, on September 17, 2001, to 5:00 p.m., New York City time, on
October 1, 2001.

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LEXINGTON PRECISION CORPORATION
                                                    (Registrant)

November 13, 2001                        By:  /s/  Michael A. Lubin
-----------------                             ------------------------------
    Date                                      Michael A. Lubin
                                              Chairman of the Board


November 13, 2001                        By:  /s/  Warren Delano
-----------------                             ------------------------------
    Date                                      Warren Delano
                                              President


November 13, 2001                        By:  /s/  Dennis J. Welhouse
-----------------                             ------------------------------
    Date                                      Dennis J. Welhouse
                                              Senior Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                           Exhibit                                          Location
-------                          -------                                          --------

  10-1     Agreement relating to 14% Junior Subordinated                  Filed with this Form 10-Q
           Notes dated October 31, 2001, between LPC and
           Michael A. Lubin

  10-2     Agreement relating to Junior Subordinated                      Filed with this Form 10-Q
           Convertible Increasing Rate Note dated
           October 31, 2001, among LPC, Michael A.
           Lubin, and Warren Delano

  10-3     Amendment No. 8 to Note dated as of                            Filed with this Form 10-Q
           October 31, 2001, between LPC and Tri-Links
           Investment Trust, as successor to Nomura
           Holding America, Inc.

  10-4     Tenth Amendment Agreement dated                                Filed with this Form 10-Q
           October 31, 2001, between LRGI and
           Paul H. Pennell

  10-5     Agreement dated as of October 31, 2001, among                  Filed with this Form 10-Q
           LPC, LRGI, and Congress Financial Corporation

  10-6     Congress covenant amendment dated                              Filed with this Form 10-Q
           August 30, 2001

  10-7     Agreement dated as of October 31, 2001, between                Filed with this Form 10-Q
           LPC and The CIT Group/Equipment Financing, Inc.

  10-8     Agreement dated as of October 31, 2001, among                  Filed with this Form 10-Q
           LPC, LRGI, and Bank One, NA
