Form 10-K
period 2001-12-31
LEXINGTON PRECISION CORP
filed 2002-04-01
CIK 12570

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 18, 2002, was approximately $641,000.

The number of shares outstanding of the registrant's common stock at March 22, 2002, was 4,828,036.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.


================================================================================

                         LEXINGTON PRECISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I

Item 1.       Business......................................................................................1

Item 2.       Properties....................................................................................5

Item 3.       Legal Proceedings.............................................................................5

Item 4.       Submission of Matters to a Vote of Security Holders...........................................5

PART II

Item 5.       Market for Our Common Stock and Other Stockholder Matters.....................................6

Item 6.       Selected Financial Data.......................................................................7

Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations ........................................................................8

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...................................24

Item 8.       Financial Statements and Supplementary Data..................................................25

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ........................................................................55

PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................56

Item 11.      Executive Compensation.......................................................................56

Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................56

Item 13.      Certain Relationships and Related Transactions...............................................56

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................57

                                     PART I

ITEM 1. BUSINESS

         We were incorporated in Delaware in 1966. Substantially all of our business is conducted in the continental United States. Through our two operating segments, the Rubber Group and the Metals Group, we manufacture engineered rubber and metal components.

         In 2001, net sales of the Rubber Group totaled $91,532,000, or 72.5% of our consolidated net sales. The Rubber Group manufactures connector seals used in automotive wiring systems and insulators used in automotive ignition wire sets. We believe that we are the leading manufacturer of these types of components in North America. During 2001, the Rubber Group's sales to automotive customers represented approximately 89% of the total net sales of the Rubber Group. The Rubber Group also manufactures molded rubber components used in a variety of medical devices, such as drug delivery systems and syringes.

         In 2001, net sales of the Metals Group totaled $34,670,000, or 27.5% of our consolidated net sales. The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars. During 2001, the Metals Group's sales to automotive customers represented approximately 76% of the total net sales of the Metals Group.

         Financial data and other information about our operating segments can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and in Note 10, "Segments," of our consolidated financial statements in Part II, Item 8.

PRINCIPAL END-USES FOR OUR PRODUCTS

         The following table summarizes our net sales during 2001, 2000, and 1999, by the type of product in which our components were utilized (dollar amounts in thousands):

                                                                    YEARS ENDED DECEMBER 31
                                               -------------------------------------------------------------------
                                                     2001                     2000                    1999
                                               ------------------      -------------------     -------------------

     Automobiles and light trucks             $  107,818    85.4%     $  119,572     86.4%    $  114,473     85.2%
     Medical devices                               9,732     7.7           8,694      6.3          7,787      5.8
     Industrial equipment                          4,631     3.7           5,097      3.7          6,080      4.5
     Other                                         4,021     3.2           4,939      3.6          6,032      4.5
                                               ---------- -------      ---------- --------     ---------- --------

                                              $  126,202   100.0%     $  138,302    100.0%    $  134,372    100.0%
                                               ========== =======      ========== ========     ========== ========

         The following table summarizes net sales of the Rubber Group and the Metals Group during 2001, 2000, and 1999, by the type of product in which each segment's components were utilized (dollar amounts in thousands):


                                                                   YEARS ENDED DECEMBER 31
                                                ------------------------------------------------------------
                                                      2001                   2000                   1999
                                                ------------------    -------------------     --------------

Rubber Group:
     Automobiles and light trucks              $  81,493     89.0%  $   93,073     91.1%  $  90,934     91.9%
     Medical devices                               9,732     10.7        8,694      8.5       7,785      7.9
     Other                                           307      0.3          404      0.4         250      0.2
                                                --------- -------    ----------  ------    ---------  ------

                                               $  91,532    100.0%  $  102,171    100.0%  $  98,969    100.0%
                                                ========= =======    ==========  ======    =========  ======

Metals Group:
     Automobiles and light trucks              $  26,325     75.9%  $   26,499     73.3%  $  23,539     66.5%
     Industrial equipment                          4,631     13.4        5,097     14.1       6,080     17.2
     Computers and office equipment                1,160      3.3        1,696      4.7       1,889      5.3
     Other                                         2,554      7.4        2,839      7.9       3,895     11.0
                                                --------- -------    ----------  ------    ---------  ------

                                               $  34,670    100.0%  $   36,131    100.0%  $  35,403    100.0%
                                                ========= =======    ==========  ======    =========  ======

MAJOR CUSTOMERS

         Our largest customer is Delphi Corporation. During 2001, 2000, and 1999, our net sales to Delphi totaled $24,388,000, $28,782,000, and $30,360,000, which represented 19.3%, 20.8%, and 22.6%, respectively, of our net sales. Net sales of rubber components to Delphi during 2001, 2000, and 1999 represented 25.8%, 27.3%, and 30.6%, respectively, of the Rubber Group's net sales. No other customer accounted for more than 10% of our net sales during 2001, 2000, or 1999. Loss of a significant amount of business from Delphi or any of our other large customers would have a material adverse effect on our operations if that business were not substantially replaced by additional business from existing or new customers. For information about our contractual arrangements with Delphi refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7.

MARKETING AND SALES

         Our marketing and sales effort is carried out by management personnel and account managers.

RAW MATERIALS

         Our principal raw materials are silicone and organic rubber compounds, aluminum ingots, and aluminum, steel, and brass bars. Each of our principal raw materials has been readily available at competitive prices from several major manufacturers and we anticipate that those materials will continue to be readily available at competitive prices for the foreseeable future.

PATENTS AND TRADEMARKS

         We do not currently hold any patents, trademarks, or licenses that we consider to be material to the success or operation of our business.

SEASONAL VARIATIONS

         Our business generally is not subject to significant seasonal variation; however, we generally experience decreased sales during the third calendar quarter of each year due to plant shutdowns in July for vacations and new model changeovers. Our fourth quarter sales are also typically adversely affected by plant shutdowns for vacations and holidays in December.

BACKLOG

         Sales of our products are made pursuant to a variety of purchasing arrangements and practices. Our customers regularly revise release schedules to correspond to their own production requirements. We believe that the aggregate value of scheduled releases outstanding on our books at any time cannot be considered firm backlog because those releases may be revised at any time. We also believe that increases or decreases in the aggregate value of scheduled releases are not necessarily indicative of any trend in our net sales.

COMPETITION

         The markets we compete in are characterized by intense price competition and increasing customer requirements for quality and service. We compete for business in these markets primarily on the basis of quality, service, engineering capability, and price. We encounter substantial competition from a large number of manufacturing companies. Our competitors range from small and medium-sized specialized firms to large diversified companies, many of which have resources substantially greater than ours. Additionally, some of our customers have internal manufacturing operations that compete with us.

RESEARCH AND DEVELOPMENT

         During 2001, 2000, and 1999, we spent approximately $890,000, $850,000, and $878,000, respectively, on our research and development activities. Our research and development activities include the following:

         -        developing materials that cost less and perform better,

         -        developing new, more efficient manufacturing processes,

         -        improving quality and reducing scrap,

         -        designing components to be easier to manufacture, and

         - designing components to perform better in their final application.

PRODUCT LIABILITY RISKS

         We are subject to potential product liability risks inherent in the manufacture and sale of components. Although there are no claims against us that we believe will have a material adverse effect upon our business, financial position, or results of operations, we cannot assure you that any existing or future claims will not have a material adverse effect on us. Although we maintain insurance coverage for product liability, we cannot assure you that, in the event of a claim, the insurance coverage would apply or that, in the event of an award arising out of a claim, the amount of any applicable insurance coverage would be sufficient to satisfy the award.

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

EMPLOYEES

         We believe that our employee relations are generally good. The following table shows the number of our employees at December 31, 2001, 2000, and 1999.

                                                    DECEMBER 31
                                          --------------------------------
                                           2001        2000          1999
                                           ----        ----          ----

       Rubber Group                          807          869         886
       Metals Group                          299          416         374
       Corporate Office                        7            5           7
                                          -------     --------     -------

                                           1,113        1,290       1,267
                                          =======     ========     =======

         At December 31, 2001, employees at the Rubber Group included 263 hourly workers at two plant locations that were subject to collective bargaining agreements. At December 31, 2000 and 1999, employees at the Rubber Group included 66 and 68 hourly workers, respectively, at one location that was subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

         The following table shows the location and square footage of our manufacturing facilities at December 31, 2001:

                                                        SQUARE
                             LOCATION                    FEET
                  ------------------------------      --------

                   Rubber Group:
                          Jasper, Georgia             101,000
                          LaGrange, Georgia            77,000
                          North Canton, Ohio           41,000
                          Vienna, Ohio                 60,000
                          Rock Hill, South Carolina    60,000
                                                      -------

                                Total Rubber Group    339,000
                                                      -------

                   Metals Group:
                          Casa Grande, Arizona         64,000
                          Lakewood, New York           91,000
                          Rochester, New York          60,000
                                                      -------

                                Total Metals Group    215,000
                                                      -------

                                Total Company         554,000
                                                      =======

         All of our facilities, except those in Jasper, Georgia, and Rochester, New York, are encumbered by mortgages. All of our plants are general manufacturing facilities suitable for our operations. We believe that our facilities are adequate to meet our current operating needs. During February 2002, we made a decision to close our 64,000 square foot manufacturing facility in Casa Grande, Arizona, during the first half of 2002. For more information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7.

         We occupy, in the aggregate, 6,000 square feet of office space for corporate executive and administrative purposes. We lease an office in Cleveland, Ohio, and reimburse an affiliate for the cost of leasing an office in New York City.

ITEM 3. LEGAL PROCEEDINGS

         We are subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. It is our policy to record accruals for claims and legal proceedings when we consider a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may in the future be a party are at various stages of completion. Although we cannot assure you as to the outcome of existing or potential litigation, we currently believe, based upon the information currently available to us, that the outcome of those actions will not have a material adverse effect upon our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND OTHER STOCKHOLDER MATTERS

         Our common stock is traded in the over-the-counter market. At March 22, 2002, there were approximately 795 holders of record of our common stock. Trading in shares of our common stock is limited. During 2001 and 2000, trading data for our stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD). The following table sets forth prices at which transactions in our common stock were reported on the OTC Bulletin Board:

                                       YEARS ENDED DECEMBER 31
                            -----------------------------------------------
                                    2001                     2000
                            ----------------------   ----------------------
                              HIGH         LOW         HIGH         LOW
                            ----------   ---------   ----------   ---------

First quarter                 $0.88       $0.75        $1.31       $1.05
Second quarter                $0.70       $0.40        $1.25       $0.75
Third quarter                 $0.68       $0.45        $1.13       $0.97
Fourth quarter                $0.50       $0.30        $1.22       $0.78

         We are not able to determine whether retail markups, markdowns, or commissions were included in the above prices. We believe that twelve brokerage firms currently make a market in our common stock, although both bid and asked quotations may be limited.

         We have not paid dividends on our common stock since 1979, and we have no current plans to reinstate the payment of dividends. In addition, we are currently restricted from paying cash dividends on our common stock and on our series B preferred stock and from redeeming any shares of series B preferred stock because a payment default exists on our senior subordinated notes. We are currently in arrears with respect to the payment of nine quarterly dividends on the series B preferred stock and with respect to the redemption of 450 shares of series B preferred stock that we did not redeem on each of November 30, 2001 and 2000, at an aggregate redemption price of $180,000. Because we are in arrears with respect to more than five dividend payments on the series B preferred stock, the holders of the series B preferred stock are entitled to elect two persons to serve on our Board of Directors until the annual meeting of stockholders following the date on which all such arrearages have been paid in full. We have received correspondence from a holder of our Series B preferred stock seeking the election of two directors by the holders of the series B preferred stock. Subsequent to our receipt of this correspondence, the holder passed away. We are in the process of determining whether the holder's estate wishes to continue to seek the election of the two directors.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for each of the years in the five-year period ended December 31, 2001 (dollar amounts in thousands, except per share amounts). The financial data has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent certified public accountants. This information is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and our consolidated financial statements in Part II, Item 8.

                                                                      YEARS ENDED DECEMBER 31
                                                  ----------------------------------------------------------------
                                                    2001          2000         1999         1998          1997
                                                    ----          ----         ----         ----          ----
SUMMARY OF OPERATIONS:

     Net sales                                   $  126,202    $  138,302   $  134,372   $  120,598    $  111,771
     Cost of sales                                  109,055       120,726      111,598      102,394        92,562
                                                  ----------    ----------   ----------   ----------    ----------

         Gross profit                                17,147        17,576       22,774       18,204        19,209

     Selling and administrative expenses              9,911        10,923       12,153       11,006        11,425
     Impairment of long-lived assets                  2,047             -          335            -             -
     Income from insurance company
      demutualization                                 1,274             -            -            -             -
                                                  ----------    ----------   ----------   ----------    ----------

         Income from operations                       6,463         6,653       10,286        7,198         7,784

     Interest expense                                 8,534         9,913        9,632        9,772         9,065
     Other income                                         -             -            -            -           425
     Income tax provision (benefit)                      80          (161)         133          132           672
     Extraordinary gain on repurchase of
      debt, net of applicable income taxes                -             -        1,542            -             -
                                                  ----------    ----------   ----------   ----------    ----------

         Net income (loss)                       $   (2,151)   $   (3,099)  $    2,063   $   (2,706)   $   (1,528)
                                                  ==========    ==========   ==========   ==========    ==========

     Net income (loss) per diluted common
      share                                      $    (0.45)   $    (0.65)  $     0.46   $    (0.65)   $    (0.38)
                                                  ==========    ==========   ==========   ==========    ==========


OTHER DATA:
     Depreciation and amortization included
      in operating expense                       $   13,103    $   13,490   $   12,728   $   11,451    $    9,838
     Net cash provided by operating
      activities                                 $   17,561    $   22,136   $    5,624   $    8,013    $    7,529
     Adjusted earnings before interest, taxes,
      depreciation, and amortization             $   20,339    $   20,143   $   23,349   $   18,649    $   17,622
     Capital expenditures                        $    6,408    $   13,936   $   10,328   $   14,877    $   15,790


                                                                            DECEMBER 31
                                                  ----------------------------------------------------------------
                                                    2001          2000         1999         1998          1997
                                                    ----          ----         ----         ----          ----
FINANCIAL POSITION:

     Current assets                              $   34,146    $   36,968   $   37,503   $   32,198    $   31,828
     Current liabilities                            107,074       117,147      116,460       40,228        36,003
                                                  ----------    ----------   ----------   ----------    ----------
         Net working capital deficit             $  (72,928)   $  (80,179)  $  (78,957)  $   (8,030)   $   (4,175)
                                                  ==========    ==========   ==========   ==========    ==========

     Total assets                                $   99,877    $  110,289   $  111,327   $  108,325    $  104,124
     Long-term debt, excluding current portion   $    2,000    $      104   $      116   $   74,953    $   72,622
     Series B preferred stock                    $      330    $      330   $      330   $      375    $      420
     Total stockholders' deficit                 $  (11,659)   $   (9,536)  $   (7,463)  $   (9,451)   $   (6,667)

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

         Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:

         - increases and decreases in business awarded to us by our customers,
         - unanticipated price reductions for our products as a result of competition,
         -        unanticipated operating results and cash flows,
         -        increases or decreases in capital expenditures,
         -        changes in economic conditions,
         -        strength or weakness in the North American automotive market,
         -        changes in the competitive environment,
         -        changes in interest rates,
         -        the possibility of product warranty or other liability claims,
         - labor interruptions at our facilities or at our customers' facilities,
         - the impact on our operations of the defaults on our indebtedness and the delays in paying our accounts payable, and
         - our inability to obtain additional borrowings or to refinance our existing indebtedness.

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

RESULTS OF OPERATIONS -- COMPARISON OF 2001, 2000, AND 1999

              The following table sets forth our consolidated operating results for 2001, 2000, and 1999 (dollar amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                                -------------------------------------------------------------------
                                                       2001                   2000                    1999
                                                -------------------     ------------------     --------------------

Net sales                                      $   126,202   100.0%    $  138,302   100.0%    $  134,372    100.0%

Cost of sales                                      109,055    86.4        120,726    87.3        111,598     83.1
                                                ----------- -------     ---------- -------     ---------- --------

Gross profit                                        17,147    13.6         17,576    12.7         22,774     16.9

Selling and administrative expenses                  9,911     7.9         10,923     7.9         12,153      9.0

Impairment of long-lived assets(1)                   2,047     1.6              -       -            335      0.2

Income from insurance company
  demutualization(2)                                 1,274     1.0              -       -              -        -
                                                ----------- -------     ---------- -------     ---------- --------

Income from operations                               6,463     5.1          6,653     4.8         10,286      7.7

Add back: depreciation and
  amortization(3)                                   13,103    10.4         13,490     9.8         12,728      9.5
                                                ----------- -------     ---------- -------     ---------- --------

Earnings before interest, taxes,
  depreciation, and amortization
  (EBITDA)(4)                                       19,566    15.5         20,143    14.6         23,014     17.2

Proforma adjustments for certain nonrecurring income and expense:

     Impairment of long-lived assets(1)              2,047     1.6              -       -            335      0.2

     Income from insurance company
      demutualization(2)                            (1,274)   (1.0)             -       -              -        -
                                                ----------- -------     ---------- -------     ---------- --------

Adjusted EBITDA                                $    20,339    16.1%    $   20,143    14.6%    $   23,349     17.4%
                                                =========== =======     ========== =======     ========== ========

Net cash provided by operating
  activities (5)                               $    17,561    13.9%    $   22,136    16.0%    $    5,624      4.2%
                                                =========== =======     ========== =======     ========== ========

(1) In 2001, we recorded a provision of $2,047,000 to write down the value of the assets of our manufacturing facility in Casa Grande, Arizona. In 1999, we wrote down the value of the assets of our manufacturing facility in Manchester, New York. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

(2) During December 2001, we received 53,103 shares of common stock of Principal Financial Group, Inc. (Principal) as a result of the demutualization of Principal Mutual Holding Company, a mutual insurance company and predecessor to Principal. For more information, refer to the discussion of the results of operations of the Corporate Office in this section.

(3) Does not include amortization of deferred financing expenses, which totaled $192,000, $216,000, and $234,000, in 2001, 2000, and 1999,
      respectively, and which is included in interest expense in the consolidated financial statements.

(4) Earnings before interest, taxes, depreciation and amortization, which is commonly referred to as EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We use the term Adjusted EBITDA to refer to EBITDA adjusted to exclude nonrecurring items of income and expense. During 2001, Adjusted EBITDA excludes the nonrecurring, non-cash provision for asset impairment and the nonrecurring income from the demutualization of an insurance company. During 1999, Adjusted EBITDA excludes the $335,000 non-cash provision for asset impairment associated with the closing of our manufacturing facility in Manchester, New York. We have presented EBITDA and Adjusted EBITDA here and elsewhere in this Form 10-K because we believe that these measures are used by investors as supplemental information to evaluate the operating performance of a business, including its ability to incur and to service debt. In addition, our definition of EBITDA and Adjusted EBITDA may not be the same as the definition of EBITDA and Adjusted EBITDA used by other companies.

(5) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part II, Item 8.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. During 2001, 2000, and 1999, automotive industry customers of the Rubber Group represented 89.0%, 91.1%, and 91.9%, respectively, of the Rubber Group's net sales. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.

         The three largest customers of the Rubber Group accounted for 46.7%, 49.1%, and 50.1% of the Rubber Group's net sales during 2001, 2000, and 1999, respectively. Loss of a significant amount of business from any of the Rubber Group's large customers would have a material adverse effect upon the Rubber Group and upon our company as a whole if that business were not substantially replaced by additional business from existing or new customers.

         The following table sets forth the operating results of the Rubber Group for 2001, 2000, and 1999 (dollar amounts in thousands):

                                                                    YEARS ENDED DECEMBER 31
                                                -----------------------------------------------------------------
                                                       2001                   2000                   1999
                                                -------------------     ------------------     ------------------

Net sales                                      $   91,532    100.0%    $ 102,171    100.0%    $  98,969    100.0%

Cost of sales                                      75,949     83.0        85,750     83.9        78,410     79.2
                                                ----------  -------     ---------  -------     ---------  -------

Gross profit                                       15,583     17.0        16,421     16.1        20,559     20.8

Selling and administrative expenses                 5,194      5.7         5,937      5.8         6,235      6.3
                                                ----------  -------     ---------  -------     ---------  -------

Income from operations                             10,389     11.3        10,484     10.3        14,324     14.5

Add back: depreciation and amortization             8,484      9.3         8,554      8.3         8,096      8.2
                                                ----------  -------     ---------  -------     ---------  -------

Earnings before interest, taxes,
  depreciation, and amortization
  (EBITDA)                                     $   18,873     20.6%    $  19,038     18.6%    $  22,420     22.7%
                                                ==========  =======     =========  =======     =========  =======

         During 2001, net sales of the Rubber Group decreased by $10,639,000, or 10.4%, compared to 2000. This decrease was primarily due to decreased unit sales of insulators for automotive ignition wire sets, which resulted primarily from a reduction in the level of activity in the automotive industry, and price reductions on certain automotive components, offset, in part, by increased unit sales of components for medical devices.

         Delphi Corporation is the Rubber Group's largest customer. During 2001, the Rubber Group's net sales to Delphi totaled $23,660,000, which represented 25.8% of the Rubber Group's net sales. Substantially all of the Rubber Group's sales to Delphi are connector seals for automotive wiring systems. For the last four years, most of the connector seals that we sold to Delphi were subject to a multi-year agreement that was scheduled to expire on December 31, 2001. In July 2001, Delphi and the Rubber Group entered into a new agreement that will govern, through December 31, 2004, the purchase of many of the component parts that we currently sell to Delphi. Under the terms of that agreement, we provided Delphi with significant price reductions effective July 16, 2001, and our selling prices will be further reduced by agreed-upon percentages in each of the years covered by the agreement. The price reductions granted to Delphi on July 16, 2001, reduced net sales for 2001 by $2,588,000.

         Cost of sales as a percentage of net sales decreased during 2001 to 83.0% of net sales from 83.9% of net sales during 2000, primarily because our insulators division improved operating efficiencies and reduced scrap and because $1,013,000 of expenses related to the services of a consulting firm that was retained during 2000 to assist the management team of the insulators division in implementing improved operating systems were not incurred during 2001.

         Selling and administrative expenses as a percentage of net sales decreased during 2001 compared to 2000, primarily because wages and employee benefits, selling and office supply expenses, and depreciation expense all decreased when compared to 2000. These increases were offset, in part, by a

$163,000 increase in bad debt expense related to the filing of a chapter 11 bankruptcy petition by one of the Rubber Group's customers.

         During 2001, income from operations was $10,389,000, a decrease of $95,000, or 0.9%, compared to 2000. EBITDA decreased to $18,873,000 from $19,038,000 while EBITDA as a percentage of net sales increased to 19.5% from 18.0%.

         During 2000, net sales of the Rubber Group increased by $3,202,000, or 3.2%, compared to 1999. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems and, to a lesser extent, increased unit sales of components for medical devices, offset, in part, by reduced sales of insulators for automotive ignition wire sets and price reductions on certain automotive components.

         Cost of sales as a percentage of net sales increased during 2000 to 83.9% of net sales from 79.2% of net sales during 1999, primarily due to reduced operating efficiencies and increased levels of scrap at our insulators division and higher employee benefit costs. In an attempt to improve operating performance at the insulators division, a number of management changes were effected during 2000 and a consulting firm was retained to assist the management team of the insulators division in implementing improved operating systems. Cost of sales for 2000 included $1,013,000 of expenses related to the consulting firm's services.

         During 2000, income from operations totaled $10,484,000, a decrease of $3,840,000, or 26.8%, compared to 1999. EBITDA decreased to $19,038,000, or
18.6% of net sales, in 2000 from $22,420,000, or 22.7% of net sales, in 1999.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars. During 2001, 2000, and 1999, net sales to automotive industry customers represented 75.9%, 73.3%, and 66.5%, respectively, of the Metals Group's net sales. Any material reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.

         The three largest customers of the Metals Group accounted for 45.9%, 50.9%, and 50.7% of the Metals Group's net sales during 2001, 2000, and 1999, respectively. Loss of a significant amount of business from any of the Metals Group's large customers would have a material adverse effect upon the Metals Group and upon our company as a whole if that business were not substantially replaced by additional business from existing or new customers.

         The following table sets forth the operating results of the Metals Group for 2001, 2000, and 1999 (dollar amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                                 ----------------------------------------------------------------
                                                       2001                   2000                   1999
                                                 -----------------      -----------------      ------------------

Net sales                                       $ 34,670    100.0%     $  36,131   100.0%     $  35,403    100.0%

Cost of sales                                     33,106     95.5         34,976    96.8         33,188     93.7
                                                 --------  -------      --------- -------      --------- --------

Gross profit                                       1,564      4.5          1,155     3.2          2,215      6.3

Selling and administrative expenses                2,587      7.5          2,741     7.6          3,472      9.8

Impairment of long-lived assets                    2,047      5.9              -       -            335      0.9
                                                 --------  -------      --------- -------      --------- --------

Loss from operations                              (3,070)    (8.9)        (1,586)   (4.4)        (1,592)    (4.4)

Add back: depreciation and
  amortization                                     4,531     13.1          4,849    13.4          4,585     12.9
                                                 --------  -------      --------- -------      --------- --------

Earnings before interest, taxes,
  depreciation, and amortization
  (EBITDA)                                         1,461      4.2          3,263     9.0          2,993      8.5

Proforma adjustments for certain
  nonrecurring expenses:

     Impairment of long-lived assets               2,047      5.9              -       -            335      0.9
                                                 --------  -------      --------- -------      --------- --------

Adjusted EBITDA                                 $  3,508     10.1%     $   3,263     9.0%     $   3,328      9.4%
                                                 ========  =======      ========= =======      ========= ========


         During 2001, net sales of the Metals Group decreased by $1,461,000, or 4.0%, compared to 2000. This decrease resulted primarily from a planned reduction in low-volume business during 2001.

         Cost of sales as a percentage of net sales decreased during 2001 to 95.5% of net sales from 96.8% of net sales during 2000, primarily due to improved operating efficiencies, reduced indirect labor costs, reduced operating and repair costs, and lower depreciation and amortization expenses, offset, in part, by startup costs on certain new products and a provision of $362,000 for inventory losses related to the departure of the Group's largest customer, which is discussed more fully below.

         During the fourth quarter of 2001, we learned that the Metals Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, this customer purchased $5,937,000 of machined metal components, which were manufactured primarily at our Casa Grande, Arizona, manufacturing facility. As a result of the reduction in volume at the Casa Grande facility, during February 2002, we decided to close the facility and to consolidate the balance of the Casa Grande production into our other metal machining facility in Rochester, New York. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the Casa Grande facility's land and building and certain metal machining equipment currently idled by the loss of this business. Our estimate of fair market value is based on appraisals of the assets. We anticipate that the land, building, and equipment that is not being held for future use, which have an estimated fair value of approximately $2,502,000, will be sold during 2002 or the first half of 2003. Machinery and equipment currently idled by the loss of business that is currently being held by us for anticipated future use has an estimated fair market value of $862,000. Excluding operating losses incurred by the Arizona facility during the first quarter of 2002, we currently estimate that the costs to be incurred during 2002 in connection with the closing of the Casa Grande facility will total approximately $738,000, consisting of severance and other employee related costs of $215,000, asset relocation costs of $211,000, ongoing costs to support and maintain the facility while it is being held for sale of $207,000, and other plant closure costs of $105,000.

         Selling and administrative expenses as a percentage of net sales decreased during 2001 compared to 2000, primarily due to reduced employee recruitment and relocation expenses, lower office expenses, and reduced consulting fees related to the installation of new computer systems, which were offset, in part, by a $220,000 increase in bad debt expense related to the filing of chapter 11 bankruptcy petitions by two of the Metals Group's customers.

         During 2001, the loss from operations was $3,070,000 compared to a loss from operations of $1,586,000 during 2000. Excluding the provision for asset impairment, the loss from operations during 2001 was $1,023,000. Adjusted EBITDA, which excludes the provision for asset impairment, increased to $3,508,000, or 10.1% of net sales, in 2001 from $3,263,000, or 9.0% of net sales, in 2000.

         During 2000, net sales of the Metals Group increased by $728,000 or 2.1%, compared to 1999. This increase resulted primarily from an increase in sales of higher-volume components, partially offset by a reduction in low-volume business and the shutdown of a small die casting facility in Manchester, New York.

         The Metals Group recorded a loss from operations of $1,586.000 during 2000, compared to a loss from operations of $1,592,000 during 1999. The loss for 2000 included a loss of $325,000 on the disposal and write-down of assets held for sale, which was charged to cost of sales. The loss for 1999 included a loss from operations of $186,000 and closure costs of $553,000 related to the Manchester facility. Excluding the $325,000 loss on the disposal and write-down of assets held for sale during 2000, and $507,000 of Manchester closure expenses that were charged to cost of sales during 1999, cost of sales as a percentage of net sales increased from 92.3% during 1999 to 95.9% during 2000, primarily due to higher employee compensation costs, higher costs for production supplies, and increased depreciation expense.

         Selling and administrative expenses as a percentage of net sales decreased during 2000 compared to 1999, primarily due to reduced consulting fees related to the installation of new computer systems, the elimination of certain expenses as a result of the shutdown of the Metals Group's facility in Manchester, New York, and reduced incentive compensation.

         Adjusted EBITDA, which excludes the provision for asset impairment, decreased to $3,263,000, or 9.0% of net sales, in 2000 from $3,328,000, or 9.4%
of net sales in 1999.

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

         The following table sets forth the operating results of the Corporate Office for 2001, 2000, and 1999 (dollar amounts in thousands):


                                                      YEARS ENDED DECEMBER 31
                                                -------------------------------------
                                                  2001          2000          1999
                                                  ----          ----          ----

Administrative expenses                        $   2,130      $  2,245      $  2,446

Income from insurance company
  demutualization                                  1,274             -             -
                                                ---------      --------      --------

Loss from operations                                (856)       (2,245)       (2,446)

Add back: depreciation and
  amortization(1)                                     88            87            47
                                                ---------      --------      --------

Earnings before interest, taxes,
  depreciation and amortization
  (EBITDA)                                          (768)       (2,158)       (2,399)

Proforma adjustments for certain
  nonrecurring income:

     Income from insurance company
      demutualization                             (1,274)            -             -
                                                ---------      --------      --------

Adjusted EBITDA                                $  (2,042)     $ (2,158)     $ (2,399)
                                                =========      ========      ========

         (1) Excludes amortization of deferred financing expenses, which totaled $192,000, $216,000, and $234,000, in 2001, 2000, and 1999,
             respectively, and which is included in interest expense in the consolidated financial statements.

         During December of 2001, a mutual insurance company, Principal Mutual Holding Company, underwent a demutualization and converted to a stock company, Principal Financial Group, Inc., (Principal). We were a member of the mutual insurance company as a policyholder and received 53,103 shares of common stock of Principal as a result of the demutualization. In accordance with Financial Accounting Standards Board Emerging Issue Task Force Bulletin 99-4, "Accounting for Stock Received from the Demutualization of a Mutual Insurance Company" (EITF 99-4), we recorded these shares at fair value by using the published closing price for the stock on December 31, 2001.

         Excluding the income from the insurance company demutualization, Corporate Office expenses declined by 5.1% in 2001, primarily because of a reduction in state franchise taxes and reduced salary and office expenses.

         INTEREST EXPENSE

         During 2001, 2000, and 1999, interest expense totaled $8,534,000, $9,913,000, and $9,632,000, respectively. During 2001, 2000, and 1999, interest expense included amortization of deferred financing expenses of $192,000, $216,000, and $234,000, respectively. The decrease in interest expense in 2001 was caused primarily by lower rates of interest on our floating rate indebtedness and a reduction in the amount of borrowings outstanding.

         EXTRAORDINARY GAIN

         During 1999, we recorded an extraordinary gain, net of the related income tax provision, of $1,542,000 on the repurchase of $4,308,000 principal amount of our senior subordinated notes.

         INCOME TAX PROVISION (BENEFIT)

         During 2001, the income tax provision consisted of state income taxes.

         During 2000, the income tax benefit consisted primarily of the refund of federal income tax expensed in a prior period.

         During 1999, the income tax provision was $526,000, of which $133,000 related to our income from operations and $393,000 related to the extraordinary gain on the repurchase of debt. During 1999, the income tax provision consisted primarily of federal alternative minimum taxes.

         For additional information concerning income taxes and related matters, see Note 9 to our consolidated financial statements in Part II, Item 8.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During 2001, our operating activities provided $17,561,000 of cash.

         Accounts receivable decreased by $1,159,000, primarily as a result of lower sales.

         Inventories decreased by $2,616,000 during 2001, primarily as a result of lower sales, the elimination of short run business, and efforts to reduce inventory levels at certain of our locations.

         Accounts payable decreased by $4,916,000, primarily because during 2001, we converted $3,239,000 of past due accounts payable into unsecured, amortizing term notes, and because materials and supplies purchased during December 2001 decreased compared to December 2000. At March 18, 2002, approximately $1,719,000 of accounts payable remained outstanding beyond normal industry terms.

         Our ability to continue to delay the payment of accounts payable is dependent upon the continued willingness of certain vendors to continue to provide us with goods and services despite delays in payment. We currently do not have funds available to make significant reductions in the level of accounts payable. Any effort by significant trade creditors to collect past due accounts payable could force us to seek relief from our creditors under the federal bankruptcy code. Unwillingness of significant vendors to continue to provide us with goods and services could cause us to be unable to meet the requirements of our customers. Either of the foregoing events could have a material adverse effect on our results of operations and financial position.

         Accrued expenses increased by $3,428,000 during 2001, primarily due to an increase in accrued interest of $3,544,000, reflecting unpaid interest on our senior subordinated notes and our junior subordinated notes.

         INVESTING ACTIVITIES

         During 2001, our investing activities used $6,717,000 of cash, primarily for capital expenditures. The following table sets forth capital expenditures for the Rubber Group, the Metals Group, and the corporate office during 2001, 2000, and 1999 (dollar amounts in thousands):

                                      YEARS ENDED DECEMBER 31
                                ------------------------------------
                                  2001         2000          1999
                                  ----         ----          ----

Rubber Group:
     Equipment                 $   5,092     $  9,160     $   7,201
     Land and buildings               24        1,195           307
                                ---------     --------     ---------
                                   5,116       10,355         7,508
                                ---------     --------     ---------

Metals Group:
     Equipment                     1,264        3,542         2,542
     Land and buildings               17           38           169
                                ---------     --------     ---------
                                   1,281        3,580         2,711
                                ---------     --------     ---------

Corporate office:
     Equipment                        11            1           109
     Land and buildings                -            -             -
                                ---------     --------     ---------
                                      11            1           109
                                ---------     --------     ---------

Total company:
     Equipment                     6,367       12,703         9,852
     Land and buildings               41        1,233           476
                                ---------     --------     ---------
                               $   6,408     $ 13,936     $  10,328
                                =========     ========     =========

         We presently project that capital expenditures will total $5,328,000 in 2002, primarily for equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office, are projected to total $3,798,000, $1,526,000, and $4,000, respectively, during 2002. We project that approximately $1,300,000 will be expended to rebuild or replace existing equipment, and approximately $4,000,000 will be expended to effect cost reductions and expand productive capacity.

         At December 31, 2001, we had outstanding commitments to purchase plant and equipment of approximately $1,327,000.

         FINANCING ACTIVITIES

         During 2001, our financing activities used $10,720,000 of cash. During 2001, we made payments on our long-term debt totaling $9,263,000, and we obtained new term loans in the aggregate amount of $2,000,000, which refinanced loans outstanding under our revolving line of credit.

         Net borrowings under our revolving line of credit, which are classified as short-term debt, decreased by $2,992,000 during 2001, primarily as a result of reduced borrowing availability, due to the reduction in accounts receivable and inventory at December 31, 2001. In addition, on December 31, 2001, our borrowing availability was reduced by $680,000 because, during the fourth quarter of 2001, certain of our accounts receivable from two of our customers were removed from our availability formula because those customers had filed chapter 11 petitions under the federal bankruptcy code.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit is subject to covenant compliance and certain availability formulas based on the levels of our accounts receivable and inventories. In the first quarter of 2002, we reached an agreement with the lender providing loans to us under our revolving line of credit, to extend the expiration date of our revolving line of credit from April 1, 2002, to July 1, 2002. As discussed in more detail below, as part of our efforts to restructure our indebtedness, we are currently attempting to extend further the revolving line of credit on terms that are satisfactory to us. At December 31, 2001, availability under our revolving line of credit totaled $1,157,000 before outstanding checks of $453,000 were deducted.

         We have substantial borrowings for our size. Because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than if we had less debt.

         We are in default in the payment of our senior subordinated notes, which have a principal amount of $27,412,000 and accrued and unpaid interest, as of December 31, 2001, of $8,446,000. In addition, we have $5,304,000 of secured term notes that mature during 2002 and $7,847,000 of unsecured term notes that mature during the second quarter of 2002. We have scheduled principal payments during 2002 of $7,468,000 on our secured, amortizing term loans, $2,286,000 on our unsecured, amortizing term notes, and $217,000 on our 12% secured term note. We estimate that at existing contractual and market rates the interest expense on all of our debt during 2002 would be approximately $7,400,000.

         As discussed in more detail below, we are in the process of negotiating extensions of all of our matured and maturing debt, although there can be no assurance that we will be successful in this effort.

         If our debt were refinanced on the terms that are set forth below, we estimate that our monthly cash interest expense would increase by approximately $192,000.

         Based upon our current business plan, if we are unable to complete the proposed extensions of our matured and maturing debt, we believe that we will have adequate financing to meet our working capital and capital expenditure requirements and the scheduled payments on our secured, amortizing term notes for the foreseeable future, and to make gradual reductions in our past-due accounts payable, without the need for additional borrowings, if:

            - the holders of our senior subordinated notes do not take action to enforce their rights against us,

            - none of our significant trade creditors take action to collect past-due accounts payable or refuse to continue to provide us with goods and services,

            - the holders of our senior, unsecured note, and our junior subordinated notes are willing to continue to grant waivers and extensions similar to those granted previously,

            - the holders of our secured, amortizing term notes are willing to continue to grant waivers similar to those granted previously and to extend the scheduled balloon maturities, and

            - the lenders under our revolving line of credit are willing to extend the expiration date of the revolving line of credit, to continue to grant waivers similar to those granted previously, and continue to provide revolving loans in accordance with the availability formulas presently in effect.

         We can give no assurance that all of the events referred to above would not occur, in which case we might be required to consider our alternatives, including seeking relief from our creditors under the federal bankruptcy code, as discussed below.

         We had a net working capital deficit of $72,928,000 at December 31, 2001, compared to a net working capital deficit of $80,179,000 at December 31, 2000. The net working capital deficit exists primarily because:

            - our senior subordinated notes, which have an aggregate principal balance of $27,412,000, matured during the first half of 2000, and our senior, unsecured note and our junior subordinated notes, which have a combined aggregate principal balance of $7,847,000, were scheduled to mature during 2001 and have subsequently been rescheduled to mature during the second quarter of 2002; consequently, all of this indebtedness was classified as current liabilities in our consolidated financial statements at December 31, 2001, and December 31, 2000; and

            - the long-term portions of our secured, amortizing term notes were classified as current liabilities at December 31, 2001, and December 31, 2000, because at each of those dates, the lenders had granted waivers, for a period of less than one year, of defaults on those term notes related to the payment default on the senior subordinated notes.

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

         From time to time, our lenders have agreed to waive or amend certain of the financial covenants contained in our various note agreements in order to maintain or otherwise ensure our current or future compliance. A covenant that limits the amount of past due accounts payable was amended twice and covenants requiring a minimum level of tangible net worth were amended four times during the past year. We cannot assure you that, if we breach a covenant in the future, our lenders will agree to provide waivers or amendments. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend or waive those covenants or if an existing waiver or amendment should no longer be in effect, the lenders would have the right to declare the borrowings under their note agreements to be immediately due and payable and the violation might trigger cross-default provisions under substantially all of our other borrowings. In those circumstances, the lenders would have, among other things, the right to declare the borrowings to be immediately due and payable, in which event, we might be required to consider alternatives, including seeking relief from our creditors under the federal bankruptcy code. Any proceeding under the federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

         In March 2001, we reached an agreement in principle with the four largest holders of the senior subordinated notes on the terms of a restructuring of the senior subordinated notes. The restructuring would be accomplished by means of an exchange offer pursuant to which the existing senior subordinated notes would be exchanged for new senior subordinated notes in a principal amount equal to the principal amount of existing senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the exchange offer was consummated. The accrued and unpaid interest on the senior subordinated notes aggregated $8,446,000 at December 31, 2001. The proposed principal terms of the new senior subordinated notes are set forth below:

              -   a maturity date of December 31, 2004,

              -   an interest rate of 15%, and

              -   quarterly interest payments.

         If the exchange offer were consummated, we would pay a participation fee of 3% of the principal amount of senior subordinated notes that were tendered for exchange and issue warrants to purchase, in the aggregate, approximately 3% of our outstanding common stock.

         The exchange offer commenced on August 6, 2001, and has been extended nine times. It is currently scheduled to expire on April 1, 2002. One of the conditions to the consummation of the exchange offer is the tender for exchange of at least 99% of the senior subordinated notes; as of March 25, 2002, we had received valid tenders of between 98% and 99% of the senior subordinated notes. Another condition to completion of the exchange offer is the satisfactory restructuring of our senior secured borrowings, which we have been unable to effectuate. Consequently, we are in discussions with the four largest holders of our senior subordinated notes concerning possible changes to the restructuring of our senior subordinated notes that would increase the likelihood of our completing a satisfactory restructuring of our senior secured borrowings. We cannot assure you that we will be successful in restructuring our senior subordinated notes.

         Since February 1, 2000, the holders of substantially all of our borrowings other than the senior subordinated notes have waived cross-default provisions with respect to the default on the senior subordinated notes and have granted extensions of notes that have been scheduled to mature. We have made all scheduled payments of interest and principal on all of our borrowings as extended, other than the senior subordinated notes, since February 1, 2000. The actions of the various lenders are set forth below:

              - The lenders providing loans under our revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default on the senior subordinated notes through July 1, 2002, and have amended certain covenants to eliminate defaults that would otherwise have occurred because all of our secured, amortizing term notes were classified as current liabilities in our consolidated financial statements. Since February 1, 2000, we have been permitted to continue borrowing under our revolving line of credit and have received new secured, amortizing term loans in the aggregate principal amount of $4,460,000.

              - In November 2001, we and the holder of our 12% secured term note executed an agreement extending the maturity of that note to October 31, 2006; the extended note is payable in sixty equal, monthly installments of principal and interest commencing on November 30, 2001.

              - The holder of our senior, unsecured note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note to April 30, 2002, and has waived the cross-default provisions with respect to the default on the senior subordinated notes. During 2000, the effective interest rate on the note increased to 12 1/2%. We have recently reached a non-binding agreement to amend the terms of the senior, unsecured note, the principal terms of which are the following:

                        - an extension of the maturity date to December 31, 2004,

                        - an amendment fee of 2% of the principal amount of the senior unsecured note, payable through the issuance of an additional $150,000 principal amount of senior, unsecured notes,

                        -     an interest rate of 14%, and

                        - quarterly principal payments of $637,500, commencing on March 31, 2003.

              - The holder of our junior subordinated notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes to April 30, 2002, has deferred eight quarterly interest payments on those notes to April 30, 2002, and has waived the cross-default provision with respect to the default on the senior subordinated notes. We have reached an agreement in principle with the holder of the junior subordinated notes to extend the maturity date of the junior subordinated notes to March 31, 2005, and to increase the interest rate thereon to 16%.

              - The former holders of our junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred one quarterly interest payment on those notes to April 30, 2002, and have waived the cross-default provision with respect to the default on the senior subordinated notes. On February 1, 2000, the junior subordinated convertible notes were converted into 440,000 shares of our common stock. We have reached an agreement in principle with the former holders of the junior subordinated convertible notes to convert the deferred interest to additional 16% junior subordinated notes due March 31, 2005.

         If these waivers expire prior to the completion of our proposed restructuring, we will need to seek new waivers. If we are unable to obtain new waivers, we will need to consider our alternatives, including seeking relief from our creditors under the federal bankruptcy code, as discussed above.

         In addition to the arrangements with the holders of our outstanding indebtedness, we have converted $3,239,000 of past due accounts payable into unsecured, amortizing term notes payable in 17 equal, monthly principal installments that started in the fourth quarter of 2001, with interest at the prime rate in effect on the day each note was issued. We are continuing to negotiate with other trade creditors in an effort to extend the payment dates of certain of our remaining past-due accounts payable.

         In order to complete the extensions of our matured and maturing debt, we must also renegotiate our senior, secured financing arrangements in order to provide financing for our on-going working capital and capital expenditure requirements. We can give you no assurance that we will be able to consummate the exchange offer or the amendment of our senior, unsecured note, negotiate additional extensions of our past-due accounts payable, or renegotiate our senior, secured financing arrangements on terms satisfactory to us. If we are unable to do so, we may be forced to seek relief from our creditors under the federal bankruptcy code. Any proceeding under the federal bankruptcy code could have a material adverse effect on our results of operations and financial position.

INFLATION

         We generally attempt to pass through to our customers fluctuations in raw material costs; however, many of our customers will not accept price increases from us to compensate for increases in labor and overhead expenses that result from inflation. To offset inflationary increases in costs that we cannot pass through to our customers and to maintain or improve our operating margins, we attempt to improve our production efficiencies and manufacturing processes.


ENVIRONMENTAL MATTERS

         We have been named from time to time as one of numerous potentially responsible parties or third-party defendants under applicable environmental laws for restoration costs at waste-disposal sites, and as a defendant or potential defendant in various other environmental law matters. It is our policy to record accruals for matters of these types when we deem a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may in the future be a party are at various stages of completion; although we can give you no assurance as to the outcome of existing or potential environmental litigation, based upon the information currently available to us, we believe that the outcome thereof will not have a material adverse effect upon our financial position. You will find information concerning certain other commitments and contingencies affecting us in Note 12 to our consolidated financial statements in Part II, Item 8.

QUARTERLY FINANCIAL DATA

         For quarterly financial data please refer to Note 16 to our consolidated financial statements in Part II, Item 8.

CRITICAL ACCOUNTING POLICIES

         Our accounting policies are more fully described in Note 1, "Summary of Significant Accounting Policies," of our consolidated financial statements in
Part II, Item 8. As set forth in Note 1, the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during each reporting period. Future events and their impact on our results of operations or financial position cannot be determined with absolute certainty.

Although we strive to use our best judgment in making estimates, actual results could vary materially from our estimates.

         As a manufacturer of rubber and metal components, we believe that the most critical accounting policies inherent in the preparation of our consolidated financial statements include (i) estimates of the recoverability of accounts receivable, inventory, plant and equipment; and goodwill and other intangible assets, which are based on such factors as estimated, undiscounted, future cash flows and current fair value estimates of business units and assets,
(ii) estimates used to determine liabilities related to environmental matters, litigation, income taxes, restructuring reserves, and other contingencies, and
(iii) revenue recognition.

         The process of making estimates takes into account historical experience, specific facts and circumstances, present and projected economic and business conditions, and any other factors and assumptions relevant to the carrying value of our assets and liabilities and the disclosure of contingent matters. We reevaluate our estimates whenever factors relevant to the making of a critical estimate change. Historically, our actual results have not differed significantly from those determined using the estimates described above.

         We recognize revenue from the sale of rubber and metal components under the terms of our arrangements with our customers, which is generally at the time of shipment and passage of title to customers according to shipping schedules and terms of sale mutually agreed upon by our customers and us.

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. There exists substantial doubt about our ability to continue as a going concern and our ability to realize our assets and discharge our liabilities in the ordinary course of business. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets" (FAS 142), which is effective for all fiscal periods beginning after December 15, 2001. FAS 142 prohibits the amortization of goodwill, but requires goodwill to be tested annually for impairment in accordance with the requirements set forth in FAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt the provisions of FAS 142 during the first quarter of 2002. The elimination of goodwill amortization pursuant to FAS 142 is expected to result in an increase of approximately $284,000 in the Rubber Group's income from operations and $32,000 in the Metals Group's income from operations during fiscal 2002. During the first six months of 2002, we will be evaluating more closely the goodwill related to the reporting units within our Metals Group, which aggregated $207,000 at December 31, 2001. If we determine that this goodwill is impaired we will be required to record an impairment charge during 2002 of not more than $207,000.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         In August 2001, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which is effective for all fiscal periods beginning after December 15, 2001. FAS 144 sets forth the conditions under which an impairment charge should be recognized for long-lived assets to be held and used, except for goodwill, assets to be disposed of by sale, and assets to be disposed of other than by sale. Although we are still evaluating the provisions of FAS 144, we currently believe that the adoption of FAS 144 during the first quarter of 2002, will not adversely affect our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At December 31, 2001, we had $37,102,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At December 31, 2001, we had outstanding $45,309,000 of fixed-rate, long-term debt with a weighted-average interest rate of 11.7%, of which $40,563,000 has matured or is scheduled to mature during 2002. If we were able to refinance or extend the matured or maturing debt, it might be at interest rates that are significantly higher than the weighted-average interest rate on the matured or maturing debt. We have reached an agreement in principle with the holders of approximately 75% of our senior subordinated notes, of which $27,412,000 principal amount are outstanding, to amend the terms of the senior subordinated notes in order to extend the maturity date of those notes from February 1, 2000, to December 31, 2004, issue additional senior subordinated notes in payment of accrued and unpaid interest on the notes through the effective date of the proposed amendment, and increase the interest rate on the senior subordinated notes to 15%. We have also proposed to extend the maturity date of our $7,500,000 senior unsecured note from May 1, 2001, to December 31, 2004, and to increase the interest rate thereon to 14%.

         If we negotiated extensions of our matured and maturing debt on the proposed terms discussed above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in Part II, Item 7, we estimate that our monthly interest expense would increase by approximately $192,000.

         For further information about our indebtedness, we recommend that you also read Note 5 of our consolidated financial statements in Part II, Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----

             Report of Independent Auditors.........................................................26

             Consolidated Statement of Operations for the Years Ended
                December 31, 2001, 2000, and 1999...................................................27

             Consolidated Balance Sheet at December 31, 2001 and 2000...............................28

             Consolidated Statement of Stockholders' Deficit for
               the Years Ended December 31, 2001, 2000, and 1999....................................30

             Consolidated Statement of Cash Flows for the Years Ended
               December 31, 2001, 2000, and 1999....................................................31

             Notes to Consolidated Financial Statements.............................................32

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries

              We have audited the accompanying consolidated balance sheet of Lexington Precision Corporation and its subsidiaries at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule contained in
Part IV, Item 14, of the Company's report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and its subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

              The accompanying consolidated financial statements have been prepared assuming that Lexington Precision Corporation will continue as a going concern. As more fully described in Notes 1 and 5, the Company has approximately $80,000,000 of short-term debt, including $27,412,000 principal amount of senior subordinated notes that matured on February 1, 2000, and that have not been paid. Substantial doubt exists about the Company's ability to refinance, extend, amend, or exchange such obligations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect this uncertainty.



                                                ERNST & YOUNG LLP
Cleveland, Ohio
March 29, 2002

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                            YEARS ENDED DECEMBER 31
                                                                    ----------------------------------------
                                                                      2001           2000           1999
                                                                      ----           ----           ----

Net sales                                                          $  126,202     $  138,302     $  134,372

Cost of sales                                                         109,055        120,726        111,598
                                                                    ----------     ----------     ----------

     Gross profit                                                      17,147         17,576         22,774

Selling and administrative expenses                                     9,911         10,923         12,153

Impairment of long-lived assets                                         2,047              -            335

Income from insurance company demutualization                           1,274              -              -
                                                                    ----------     ----------     ----------

     Income from operations                                             6,463          6,653         10,286

Interest expense                                                        8,534          9,913          9,632
                                                                    ----------     ----------     ----------

     Income (loss) before income taxes and
      extraordinary item                                               (2,071)        (3,260)           654

Income tax provision (benefit)                                             80           (161)           133
                                                                    ----------     ----------     ----------

     Income (loss) before extraordinary item                           (2,151)        (3,099)           521

Extraordinary gain on repurchase of debt, net of
  applicable income taxes                                                   -              -          1,542
                                                                    ----------     ----------     ----------

     Net income (loss)                                             $   (2,151)    $   (3,099)    $    2,063
                                                                    ==========     ==========     ==========

Per share data:

     Basic and diluted income (loss) before extraordinary
        item                                                       $    (0.45)    $    (0.65)    $     0.10

     Extraordinary gain on repurchase of debt, net of
      applicable income taxes                                               -              -           0.36
                                                                    ----------     ----------     ----------

     Basic and diluted net income (loss) applicable to
      common stockholders                                          $    (0.45)    $    (0.65)    $     0.46
                                                                    ==========     ==========     ==========

See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                                                                    DECEMBER 31
                                                                          --------------------------------
                                                                              2001                2000
                                                                              ----                ----

ASSETS:

Current assets:
     Cash                                                                  $      189          $       65
     Marketable securities                                                      1,274                   -
     Accounts receivable                                                       18,753              19,912
     Inventories                                                                8,493              11,109
     Prepaid expenses and other current assets                                  3,523               3,833
     Deferred income taxes                                                      1,914               2,049
                                                                            ----------          ----------
           Total current assets                                                34,146              36,968
                                                                            ----------          ----------

Plant and equipment:
     Land                                                                       2,309               2,348
     Buildings                                                                 22,601              24,022
     Equipment                                                                111,206             106,004
                                                                            ----------          ----------
                                                                              136,116             132,374
     Accumulated depreciation                                                  80,792              69,596
                                                                            ----------          ----------
         Plant and equipment, net                                              55,324              62,778
                                                                            ----------          ----------

Excess of cost over net assets of businesses acquired, net                      7,831               8,147
                                                                            ----------          ----------

Other assets, net                                                               2,576               2,396
                                                                            ----------          ----------

                                                                           $   99,877          $  110,289
                                                                            ==========          ==========


See notes to consolidated financial statements.        (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)

                                                                                   DECEMBER 31
                                                                          -------------------------------
                                                                             2001                2000
                                                                             ----                ----

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                                     $   12,077          $   16,993
     Accrued expenses                                                         14,586              11,158
     Short-term debt                                                          77,794              88,984
     Current portion of long-term debt                                         2,617                  12
                                                                           ----------          ----------
           Total current liabilities                                         107,074             117,147
                                                                           ----------          ----------

Long-term debt, excluding current portion                                      2,000                 104
                                                                           ----------          ----------

Deferred income taxes and other long-term liabilities                          2,132               2,244
                                                                           ----------          ----------

Series B preferred stock, $100 par value, at
  redemption value                                                               660                 660
Excess of redemption value over par value                                       (330)               (330)
                                                                           ----------          ----------
     Series B preferred stock at par value                                       330                 330
                                                                           ----------          ----------

Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,828,036 shares issued
      at December 31, 2001 and 2000                                            1,207               1,207
     Additional paid-in-capital                                               12,960              12,960
     Accumulated deficit                                                     (25,826)            (23,703)
                                                                           ----------          ----------
         Total stockholders' deficit                                         (11,659)             (9,536)
                                                                           ----------          ----------

                                                                          $   99,877          $  110,289
                                                                           ==========          ==========



See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                             (THOUSANDS OF DOLLARS)

                                                        ADDITIONAL                                     TOTAL
                                            COMMON       PAID-IN-     ACCUMULATED     TREASURY     STOCKHOLDERS'
                                            STOCK         CAPITAL       DEFICIT         STOCK         DEFICIT

Balance at December 31, 1998             $    1,087     $  12,235     $  (22,556)    $     (217)    $  (9,451)
                                          ==========     =========     ==========     ==========     =========

Net income                                        -             -          2,063              -         2,063
Preferred stock dividends
  and redemptions                                 -           (75)             -              -           (75)
                                          ----------     ---------     ----------     ----------     ---------

Balance at December 31, 1999             $    1,087     $  12,160     $  (20,493)    $     (217)    $  (7,463)
                                          ==========     =========     ==========     ==========     =========

Net loss                                          -             -         (3,099)             -        (3,099)
Issuance of 125,000 shares of
  restricted stock                               10           (90)          (137)           217             -
Amortization of restricted stock
  grants                                          -             -             26              -            26
Conversion of junior subordinated
  notes into 440,000 shares of
  common stock                                  110           890              -              -         1,000
                                          ----------     ---------     ----------     ----------     ---------

Balance at December 31, 2000             $    1,207     $  12,960     $  (23,703)    $        -     $  (9,536)
                                          ==========     =========     ==========     ==========     =========

Net loss                                          -             -         (2,151)             -        (2,151)
Amortization of restricted stock
  grants                                          -             -             28              -            28
                                          ----------     ---------     ----------     ----------     ---------

Balance at December 31, 2001             $    1,207     $  12,960     $  (25,826)    $        -     $ (11,659)
                                          ==========     =========     ==========     ==========     =========




See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                              YEARS ENDED DECEMBER 31
                                                                       --------------------------------------
                                                                         2001          2000          1999
                                                                         ----          ----          ----

OPERATING ACTIVITIES:

     Net income (loss)                                                $   (2,151)   $   (3,099)   $    2,063
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                                     11,923        12,059        10,971
         Amortization included in operating expense                        1,180         1,431         1,757
         Amortization included in interest expense                           192           216           234
         Extraordinary gain on repurchase of debt                              -             -        (1,935)
         Income recognized on common stock received
          from insurance company demutualization                          (1,274)            -             -
         Provision for impairment loss on long-lived assets                2,047             -           335
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable                                          1,159         4,186        (6,261)
              Inventories                                                  2,616        (1,617)          678
              Prepaid expenses and other assets                              (31)       (1,093)          (99)
              Accounts payable                                            (1,677)        8,396        (2,694)
              Accrued expenses                                             3,428         1,364           449
         Other                                                               149           293           126
                                                                       ----------    ----------    ----------
              Net cash provided by operating activities                   17,561        22,136         5,624
                                                                       ----------    ----------    ----------

INVESTING ACTIVITIES:

     Purchases of plant and equipment                                     (6,081)      (13,936)      (10,328)
     Decrease (increase) in equipment deposits                                56           447          (231)
     Proceeds from sales of equipment                                        195           313           162
     Expenditures for tooling owned by customers                            (646)       (1,076)         (697)
     Other                                                                  (241)          416           170
                                                                       ----------    ----------    ----------
              Net cash used by investing activities                       (6,717)      (13,836)      (10,924)
                                                                       ----------    ----------    ----------

FINANCING ACTIVITIES:

     Net increase (decrease) in revolving line of credit                  (2,992)       (2,291)        8,473
     Proceeds from issuance of long-term debt                              2,000         2,460        15,567
     Repayment of long-term debt                                          (9,263)       (8,254)      (16,092)
     Repurchase of debt                                                        -             -        (2,373)
     Other                                                                  (465)         (158)         (370)
                                                                       ----------    ----------    ----------
              Net cash provided (used) by financing activities           (10,720)       (8,243)        5,205
                                                                       ----------    ----------    ----------

Net increase (decrease) in cash                                              124            57           (95)
Cash at beginning of year                                                     65             8           103
                                                                       ----------    ----------    ----------

Cash at end of year                                                   $      189    $       65    $        8
                                                                       ==========    ==========    ==========



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

         USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         MARKETABLE SECURITIES

         Marketable securities held by the Company are classified as available for sale and consist of equity securities, which are stated at fair value as determined by the published closing price of each security at December 31, 2001. Unrealized holding gains or losses on these securities, net of applicable income taxes, are reported as a separate component of comprehensive income and included as part of the Company's accumulated deficit until realized. Realized gains or losses are based on the first-in, first-out specific identification method. There were no realized or unrealized gains or losses during 2001, 2000, or 1999.

         INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):

                                                             DECEMBER 31
                                                        -----------------------
                                                          2001          2000
                                                          ----          ----

                    Finished goods                     $   3,727      $  5,067
                    Work in process                        2,060         2,677
                    Raw materials and purchased parts      2,706         3,365
                                                        ---------      --------

                                                       $   8,493      $ 11,109
                                                        =========      ========

         PLANT AND EQUIPMENT

         Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (15 to 32 years for buildings and 3 to 8 years for equipment). When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated. Maintenance and repair expenses are charged against income as incurred, while major improvements that increase the useful life of plant and equipment

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are capitalized. Maintenance and repair expenses were $6,405,000, $7,817,000, and $6,099,000 for 2001, 2000, and 1999, respectively.

         EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED

         The excess of cost over net assets of businesses acquired (goodwill) is amortized on the straight-line method, principally over 40 years. At December 31, 2001 and 2000, accumulated amortization of goodwill was $4,158,000 and $3,842,000, respectively. During 2001, 2000, and 1999, amortization of goodwill totaled $316,000, $315,000, and $316,000, respectively. Substantially all of the Company's unamortized goodwill at December 31, 2001, is assignable to operating units within the Company's Rubber Group. The Company assesses the recoverability of goodwill and other long-lived assets, when events or changes in circumstances indicate that the carrying amount may be impaired, by evaluating whether the anticipated undiscounted future cash flows of the related business will be sufficient to recover the carrying amount over the remaining useful life of the asset. If the future undiscounted cash flows are not adequate to recover the carrying value of an asset over its remaining life, the carrying amount of that asset is adjusted to its fair value.

         DEFERRED FINANCING EXPENSES

         Deferred financing expenses are amortized over the lives of the related debt instruments.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses are recorded as expenses in the year incurred. These costs totaled $890,000, $850,000, and $878,000 during 2001, 2000, and 1999, respectively.

         NET INCOME OR LOSS PER COMMON SHARE

         Basic net income or loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net income or loss per share is calculated after giving effect to all potential common shares that were dilutive, using the treasury stock method. Potential common shares are securities (such as convertible debt securities and convertible preferred stock) that do not have a current right to participate in earnings but could do so in the future by virtue of their option or conversion rights. For purposes of the net income or loss per common share calculations, net income or loss has been reduced by the amount of preferred stock dividends declared and the amount by which the redemption value of preferred shares redeemed exceeds the par value of such shares.

         REVENUE RECOGNITION

         All of the Company's revenues result from the sale of rubber and metal components. The Company recognizes revenue from the sale of components upon shipment and passage of title to customers according to shipping schedules and terms of sale mutually agreed to by the Company and its customers.

         STOCK BASED EMPLOYEE COMPENSATION PLAN

         The Company has a restricted stock award plan that permits it to award restricted shares of its common stock to officers and key employees. Shares awarded under the plan are accounted for in

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with the provisions of "Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees." Compensation expense equal to the market value of the shares on the date of grant is charged to earnings over the vesting period of the shares, while the unamortized value of the restricted shares is recorded as a reduction of stockholders' equity.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets" (FAS 142), which is effective for all fiscal periods beginning after December 15, 2001. FAS 142 prohibits the amortization of goodwill, but requires goodwill to be tested annually for impairment in accordance with the requirements set forth in FAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt the provisions of FAS 142 during the first quarter of 2002. The elimination of goodwill amortization pursuant to FAS 142 is expected to result in an increase of approximately $284,000 in the Rubber Group's income from operations and approximately $32,000 in the Metals Group's income from operations during fiscal 2002. During the first six months of 2002, the Company will be evaluating more closely the goodwill related to the reporting units within our Metals Group, which aggregated $207,000 at December 31, 2001. If we determine that this goodwill is impaired we will be required to record an impairment charge during 2002 of not more than $207,000.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         In August 2001, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which is effective for all fiscal periods beginning after December 15, 2001. FAS 144 sets forth the conditions under which an impairment charge should be recognized for long-lived assets to be held and used, except for goodwill, assets to be disposed of by sale, and assets to be disposed of other than by sale. Although the Company is still evaluating the provision of FAS 144, the Company currently believes that the adoption of FAS 144 during the first quarter of 2002 will not adversely affect its results of operations or financial position.

         BASIS OF PRESENTATION

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company is in default on its senior subordinated notes because it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on February 1, 2000. In March 2001, the Company reached an agreement in principle with the four largest holders of the senior subordinated notes on the terms of a restructuring of the senior subordinated notes. The restructuring would be accomplished by means of an exchange offer pursuant to which the existing senior subordinated notes would be exchanged for new senior subordinated notes in a principal amount equal to the principal amount of the existing senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the exchange offer was consummated. The accrued and unpaid interest on the senior subordinated notes aggregated $8,446,000 at December 31, 2001. The proposed principal terms of the new senior subordinated notes are set forth below:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              -     a maturity date of December 31, 2004,

              -     an interest rate of 15%, and

              -     quarterly interest payments.

         If the exchange offer were consummated, the Company would pay a participation fee of 3% of the principal amount of senior subordinated notes that were tendered for exchange and issue warrants to purchase, in the aggregate, approximately 3% of the Company's common stock.

         The exchange offer commenced on August 6, 2001, and has been extended nine times. It is currently scheduled to expire on April 1, 2002. One of the conditions to the consummation of the exchange offer is the tender for exchange of at least 99% of the senior subordinated notes; as of March 25, 2002, the Company had received valid tenders of between 98% and 99% of the senior subordinated notes.

         Since February 1, 2000, the holders of substantially all of the Company's indebtedness other than the senior subordinated notes have waived cross-default provisions with respect to the default on the senior subordinated notes and have granted extensions of notes that have been scheduled to mature. The Company has made all scheduled payments of interest and principal on all of its indebtedness as extended, other than the senior subordinated notes, since February 1, 2000. The actions of the various lenders are set forth below:

              - The lenders providing loans under the Company's revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the default on the senior subordinated notes through July 1, 2002. Since February 1, 2000, the Company has been permitted to continue borrowing under its revolving line of credit and has received new secured, amortizing term loans in the aggregate principal amount of $4,460,000.

              - In November 2001, the Company and the holder of the 12% secured term note executed an agreement extending the maturity of the note to October 31, 2006; the extended note is payable in sixty equal, monthly installments of principal and interest, commencing on November 30, 2001.

              - The holder of the Company's senior, unsecured note, in the outstanding principal amount of $7,500,000, has extended the maturity date of that note to April 30, 2002, and has waived the cross-default provisions with respect to the default on the senior subordinated notes. During 2000, the effective interest rate on the note increased to 12 1/2%. The Company recently reached a non-binding agreement to amend the terms of the senior, unsecured note, the principal terms of which are the following:

                        - an extension of the maturity date to December 31, 2004,

                        - an amendment fee of 2% of the principal amount of the senior, unsecured note, payable through the issuance of an additional $150,000 principal amount of senior, unsecured notes,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -    an interest rate of 14%, and

                        - quarterly principal payments of $637,500, commencing on March 31, 2003.

              - The holder of the Company's junior subordinated notes, in the outstanding principal amount of $347,000, has extended the maturity date of those notes to April 30, 2002, has deferred eight quarterly interest payments on those notes to April 30, 2002, and has waived the cross-default provision with respect to the default on the senior subordinated notes. The Company has reached an agreement in principle with the holder of the junior subordinated notes to extend the maturity date of the junior subordinated notes to March 31, 2005, and to increase the interest rate thereon to 16%.

              - The former holders of the Company's junior subordinated convertible notes, which were outstanding on December 31, 1999, in the aggregate principal amount of $1,000,000, have deferred one quarterly interest payment on those notes to April 30, 2002, and have waived the cross-default provision with respect to the default on the senior subordinated notes. On February 1, 2000, the junior subordinated convertible notes were converted into 440,000 shares of the Company's common stock. The Company has reached an agreement in principle with the former holders of the junior subordinated convertible notes to convert the deferred interest to additional 16% junior subordinated notes due March 31, 2005.

         The Company has converted $3,239,000 of past due accounts payable into unsecured, amortizing term notes payable in seventeen equal, monthly principal installments that start in the fourth quarter of 2001, with interest at the prime rate in effect on the day each note was issued. The Company is continuing to negotiate with other trade creditors in an effort to extend the payment dates of its remaining past-due accounts payable. At March 18, 2002, approximately $1,719,000 of accounts payable remained outstanding beyond normal industry terms.

         In order to complete the extensions of its matured and maturing debt, the Company must also renegotiate its senior, secured financing arrangements in order to provide financing for its on-going working capital and capital expenditure requirements. The Company can give no assurance that it will be able to consummate the exchange offer or the amendment of the senior, unsecured note, negotiate additional extensions of past-due accounts payable, or renegotiate its senior, secured financing arrangements on terms satisfactory to the Company. If the Company is unable to do so, it may be forced to seek relief from its creditors under the federal bankruptcy code. Any proceeding under the federal bankruptcy code could have a material adverse effect on the Company's results of operations and financial position. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect this uncertainty.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

         At December 31, 2001 and 2000, other current assets included $1,728,000 and $1,696,000, respectively, of tooling manufactured or purchased by the Company pursuant to purchase orders issued by

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customers of the Company. Upon customer approval of the components produced by such tooling, which normally takes less than 90 days, the customer is obligated to pay for the tooling in accordance with previously agreed-upon terms.

NOTE 3 -- OTHER NONCURRENT ASSETS

         The Company has paid for a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce components under long-term supply arrangements. The payments have been recorded as a noncurrent asset and are being amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 2001 and 2000, other noncurrent assets included $1,094,000 and $1,284,000, respectively, representing the unamortized portion of such capitalized payments. During 2001, 2000, and 1999, the Company amortized $836,000, $1,090,000, and $1,441,000, respectively, of such capitalized payments.

NOTE 4 -- ACCRUED EXPENSES

         Accrued expenses at December 31, 2001 and 2000, are summarized below (dollar amounts in thousands):

                                           DECEMBER 31
                                       ---------------------
                                          2001        2000

  Employee fringe benefits            $   3,432    $  3,914
  Salaries and wages                        684         817
  Interest                                8,738       5,234
  Taxes                                     610         848
  Other                                   1,122         345
                                       ---------    --------

                                      $  14,586    $ 11,158
                                       =========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- DEBT

              Debt at December 31, 2001 and 2000, is set forth below (dollar amounts in thousands):

                                                        DECEMBER 31
                                                  -----------------------
                                                     2001          2000

Short-term debt:
     Revolving line of credit                    $  16,185    $   19,177
     Secured, amortizing term loans                 26,350        33,178
     12% secured term note                               -         1,370
     Senior unsecured note                           7,500         7,500
     Senior subordinated notes                      27,412        27,412
     Junior subordinated notes                         347           347
                                                  ---------    ----------
         Subtotal                                   77,794        88,984
     Current portion of long-term debt               2,617            12
                                                  ---------    ----------

         Total short-term debt                   $  80,411    $   88,996
                                                  =========    ==========

Long-term debt:
      12% secured term note                      $   1,336    $        -
      Unsecured, amortizing term notes               2,868             -
      Other                                            413           116
                                                  ---------    ----------
                                                     4,617           116
     Less current portion                           (2,617)          (12)
                                                  ---------    ----------

         Total long-term debt                    $   2,000    $      104
                                                  =========    ==========

         REVOLVING LINE OF CREDIT

         In the first quarter of 2002, we reached an agreement with the lender providing loans to us under our revolving line of credit, to extend the expiration date of our revolving line of credit from April 1, 2002, to July 1, 2002.

         The loans were classified as short-term at December 31, 2000, because at that date the Company's lenders had granted waivers, for a period of less than one year, of the cross-default provisions of the revolving line of credit with respect to the default on the senior subordinated notes.

         At December 31, 2001, availability under the revolving line of credit totaled $1,157,000, before outstanding checks of $453,000 were deducted. At December 31, 2001, loans outstanding under the revolving line of credit accrued interest at the London Interbank Offered Rate (LIBOR) plus 2.5% and at the prime rate. At December 31, 2001, 2000, and 1999, the weighted-average interest rates on borrowings under the revolving line of credit were 4.49%, 9.24%, and 8.5%, respectively.

         The loans outstanding under the revolving line of credit are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc., a subsidiary of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SECURED, AMORTIZING TERM LOANS

         Secured, amortizing term loans outstanding at December 31, 2001 and 2000, are set forth below (dollar amounts in thousands):

                                                                                        DECEMBER 31
                                                                                  -----------------------
                                                                                   2001            2000
                                                                                  -------         -------

Term loans payable in equal monthly principal installments based on a
  180-month amortization schedule, final maturities in 2002, 8.37%                $ 2,221         $ 2,454
Term loans payable in equal monthly principal installments, final maturities
  in 2002, LIBOR plus 2 3/4% (4.71% at December 31, 2001)                             344           1,091
Term loan payable in equal monthly principal installments based on a
  180-month amortization schedule, final maturity in 2002, 9.37%                    1,084           1,191
Term loan payable in equal monthly principal installments based on a
  180-month amortization schedule, final maturity in 2002, 9.0%                     2,128           2,330
Term loans payable in equal monthly principal installments, final maturity
  in 2002, prime rate and LIBOR plus 2 1/2% (4.42% at December 31, 2001)              305(1)        1,222(1)
Term loan, payable in equal monthly principal installments, final maturity
  in 2003, prime rate (4.75% at December 31, 2001)                                    227             409
Term loans payable in equal monthly principal installments, final maturity
  in 2003, prime rate and LIBOR plus 2 1/2% (4.42% at December 31, 2001)              131(1)          251(1)
Term loan payable in equal monthly principal installments, final maturity
  in 2003, LIBOR plus 2 3/4% (4.79% at December 31, 2001)                             427             747
Term loans payable in equal monthly principal installments, final maturity
  in 2004, LIBOR plus 2 3/4% (4.62% at December 31, 2001)                             810           1,145
Term loan payable in equal monthly principal installments, final maturity
  in 2004, prime rate and LIBOR plus 2 1/2% (4.65% at December 31, 2001)              657             928
Term loans payable in equal monthly principal installments, final maturity
  in 2004, prime rate and LIBOR plus 2 1/2% (4.42% at December 31, 2001)            6,325(1)        9,136(1)
Term loan payable in equal monthly principal installments, final maturity
  in 2005, LIBOR plus 2 1/2% (4.37% at December 31, 2001)                             802           1,027
Term loan payable in equal monthly principal installments, final maturity
  in 2005, prime rate and LIBOR plus 2 1/2% (4.42% at December 31, 2001)              852(1)        1,094(1)
Term loan payable in equal monthly principal installments, final maturity
  in 2006, prime rate at December 31, 2000 (4.75% at December 31, 2001)               352             435
Term loans payable in equal monthly principal installments, final maturity
  in 2006, prime rate and LIBOR plus 2 1/2% (4.42% at December 31, 2001)            6,086(1)        5,422(1)
Term loans payable in equal monthly principal installments, final maturity
  in 2007, prime rate and LIBOR plus 2 1/2% (4.42% at December 31, 2001)            3,599(1)        4,296(1)
                                                                                  -------         -------

                                                                                  $26,350         $33,178
                                                                                  =======         =======

         (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 2001 and 2000, the scheduled principal payments on the secured, amortizing term loans that were payable within one year totaled $7,468,000 and $10,716,000, respectively. In addition, the portions of the secured, amortizing term loans that are due more than one year after the date of the consolidated financial statements were classified as short-term debt because the Company's lenders had granted waivers, for a period of less than one year, of the cross-default provisions of such term loans with respect to the default on the senior subordinated notes or because the revolving line of credit was scheduled to expire in less than one year.

         The secured, amortizing term loans are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc.

         SENIOR UNSECURED NOTE

         The senior unsecured note, due April 30, 2002, bore interest at 10 1/2% per annum until July 31, 2000. The effective interest rate increased to 12 1/2% on August 1, 2000. The holder of this note has waived, until April 30, 2002, the cross-default provision of this note with respect to the default on the senior subordinated notes. These notes are senior in right of payment to the senior subordinated notes and the junior subordinated notes.

         UNSECURED, AMORTIZING TERM NOTES

         The unsecured, amortizing term notes mature in 2003, and are a series of notes that are payable in seventeen equal, monthly principal installments, with interest at the prime rate in effect on the day each note was issued. At December 31, 2001, the weighted average interest rate on the unsecured, amortizing term notes was 5.6%.

         SENIOR SUBORDINATED NOTES

         The senior subordinated notes, which matured on February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future secured debt and to the payment of the senior unsecured note. The senior subordinated notes currently bear interest at 12 3/4% per annum. On February 1, 2000, the Company did not make the payments of interest and principal then due on the senior subordinated notes in the amounts of $1,748,000 and $27,412,000, respectively. For a more detailed discussion of the status of the senior subordinated notes, refer to Note 1, "Summary of Significant Accounting Policies - Basis of Presentation."

         JUNIOR SUBORDINATED NOTES

         The junior subordinated convertible notes and the junior subordinated nonconvertible notes are unsecured obligations of the Company. The $1,000,000 principal amount of junior subordinated convertible notes were converted into 440,000 shares of common stock on February 1, 2000. The junior subordinated nonconvertible notes are due on April 30, 2002, and are subordinated in right of payment to all existing and future secured debt of the Company, the senior unsecured note, and the senior subordinated notes. The junior subordinated notes currently bear interest at 14% per annum. The holders of the junior subordinated notes have deferred until April 30, 2002, the interest payments that were due on or after February 1, 2000, and have waived their cross-default provisions with respect to the default on the senior subordinated notes.

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

         From time to time, the Company's lenders have agreed to waive or amend certain of the financial covenants contained in our various loan agreements in order to maintain or otherwise ensure our current or future compliance. A covenant that limits the amount of past due accounts payable was amended twice and covenants requiring a minimum level of tangible net worth were amended four times during the past year. The Company cannot provide assurance that, if the Company breaches a covenant in the future, its lenders will agree to provide waivers or amendments. In the event that the Company is not in compliance with any of its covenants in the future and the Company's lenders do not agree to amend or waive those covenants, the lenders would have the right to declare the indebtedness under their note agreements to be immediately due and payable and the violation might trigger cross-default provisions under substantially all of the Company's other indebtedness. In those circumstances, the holders of that indebtedness, would, among other things, have the right to declare the indebtedness to be immediately due and payable, in which event the Company might be required to consider alternatives, including seeking relief from its creditors under the federal bankruptcy code. Any proceeding under the federal bankruptcy code could have a material adverse effect upon the Company's results of operations and financial position. For a more detailed discussion of recent amendments to and waivers under the Company's various note agreements, refer to
Note 1, "Summary of Significant Accounting Policies - Basis of Presentation."

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes that, at December 31, 2001, the fair values of the secured, amortizing term loans and the loans outstanding under the revolving line of credit approximated the principal amounts of such loans.

         Since January 1, 2000, the Company is unaware of any trading activity in the senior subordinated notes. The Company has no basis to express an opinion as to the fair market value of the senior unsecured notes, the senior subordinated notes, or the junior subordinated notes.

         FINANCIAL LEVERAGE AND LIQUIDITY

         The Company has substantial borrowings for its size. Because those borrowings require the Company to make substantial interest and principal payments, any negative event may have a greater adverse effect upon the Company than if it had less debt. The Company is in default in the payment of its senior subordinated notes, which have a principal amount of $27,412,000 and accrued and unpaid interest, as of December 31, 2001, of $8,446,000. In addition, the Company has secured, amortizing term notes with scheduled balloon maturities during 2002 of $5,304,000 and $7,847,000 of unsecured term notes that have been extended to mature during the second quarter of 2002. Excluding the debt listed above, there are $7,468,000 of scheduled principal payments during 2002 on the Company's secured, amortizing term

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans, $2,286,000 of scheduled principal payments on the unsecured, amortizing term notes, and $217,000 of scheduled principal payments on the 12% secured term note. The Company estimates that, if its debt is not restructured or refinanced, the interest expense on all of its debt during 2002, at existing contractual and market rates, would be approximately $7,400,000. Interest paid during 2001, 2000, and 1999 totaled $4,838,000, $6,214,000, and $9,618,000, respectively.

NOTE 6 -- PREFERRED STOCK

         SERIES B PREFERRED STOCK

         At December 31, 2000, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100 per share. Each share of series B preferred stock is (1) entitled to one vote,
(2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of series B preferred stock annually. The Company failed to make the scheduled redemptions in the amount of $90,000 for 450 shares of series B preferred stock on each of November 30, 2000 and 2001, as discussed in more detail below. Including the 450 shares of series B preferred stock that the Company did not redeem on each of November 30, 2000 and 2001, scheduled redemptions of series B preferred stock during the years 2002 through 2006 aggregate $630,000. For accounting purposes, when series B preferred stock is redeemed, the series B preferred stock account is reduced by the $100 par value of each share redeemed, and paid-in-capital is charged for the $100 excess of redemption value over par value of each share redeemed. Under the terms of the series B preferred stock, the Company may not declare any cash dividends on its common stock if there exists a dividend arrearage on the series B preferred stock.

         As more fully discussed in Note 1, the Company did not make the payments of interest and principal on the senior subordinated notes that were due on February 1, 2000, in the amounts of $1,748,000 and $27,412,000, respectively. As a result, the Company is prohibited from making any dividend payments on or redemptions of the series B preferred stock until it cures the payment default. At December 31, 2001, the Company was in arrears in the payment of eight dividends on the series B preferred stock in the aggregate amount of $53,000 and in the redemption of 900 shares of series B preferred stock in the amount of $180,000. Because more than five dividend payments are in arrears, the holders of the series B preferred stock are entitled to elect two members to the Company's board of directors until the annual meeting of stockholders following the date on which all accumulated but unpaid dividends have been eliminated.

         OTHER AUTHORIZED PREFERRED STOCK

         The Company's restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% cumulative convertible preferred stock, series A, par value $100 per share. At December 31, 2001 and 2000, no shares of the series A preferred stock had been issued.

         The Company's restated certificate of incorporation also provides that the Company is authorized to issue 2,500,000 shares of other preferred stock having a par value of $1 per share. At December 31, 2001 and 2000, no shares of the $1 par value preferred stock had been issued.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- COMMON STOCK

         COMMON STOCK, $.25 PAR VALUE

         At December 31, 2001 and 2000, there were 4,828,036 shares of the Company's common stock outstanding. At December 31, 2001 and 2000, 48,889 shares were reserved for issuance on the conversion of the series B preferred stock.

         In January 2000, the Compensation Committee of the Company's Board of Directors awarded to key employees of the Company, under a restricted stock award plan, 125,000 shares of common stock, of which 85,915 represented treasury shares and 39,085 shares represented authorized but previously unissued shares.

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

         RESTRICTED STOCK AWARD PLAN

         The Company had a restricted stock award plan that permitted it to award restricted shares of common stock to officers and other key employees. During 1999, no shares of restricted common stock were awarded or outstanding. In January 2000, the Compensation Committee of the Board of Directors awarded 125,000 shares of restricted common stock to key employees of the Company. Under the terms of the restricted stock award plan, the restricted shares vest over the five-year period following the date of grant. The individuals who received restricted shares are entitled to receive cash dividends (if any) and to vote their unvested shares. The restricted stock award plan expired on December 31, 2001.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

         RETIREMENT AND SAVINGS PLAN

         The Company maintains a retirement and savings plan pursuant to Section 401 of the Internal Revenue Code (a "401(k)" plan). All employees of the Company are entitled to participate in the 401(k) plan after meeting the eligibility requirements. Generally, employees may contribute up to 15% of their annual compensation but not more than prescribed amounts established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee's compensation, are matched 50% by the Company. During 2001, 2000, and 1999, matching contributions made by the Company totaled $637,000, $696,000, and $682,000, respectively. In addition, the Company has the option to make a profit-sharing contribution to the 401(k) plan. The consolidated financial statements include a provision for a profit-sharing contribution of $665,000 for 1999. There was no provision for a profit-sharing contribution for 2001 or 2000. Effective January 1, 2002, Company contributions to the 401(k) plan vest at a rate of 20% per year commencing in the participant's second year of service until the participant becomes fully vested after six years of service.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         INCENTIVE COMPENSATION PLAN

         The Company has an incentive compensation plan that provides for the payment of annual cash bonus awards to certain officers and key employees of the Company. The Compensation Committee of the Company's Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the incentive compensation plan and approves the cash bonus awards. Bonus awards for eligible divisional employees are typically based upon the attainment of predetermined profit targets at each division. Bonus awards for corporate officers are typically based upon the attainment of predetermined consolidated profit targets. The consolidated financial statements include provisions for bonuses totaling $243,000, $349,000, and $1,062,000 for 2001, 2000, and 1999, respectively.

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company maintains programs to fund certain costs related to a prescription drug card program for retirees of one of its former divisions and to fund insurance premiums for certain retirees of one of its divisions. At December 31, 2001, the Company's accumulated postretirement benefit obligation totaled $413,000. The Company is amortizing its transition obligation over the remaining life expectancy of the participants, which equates to an annual rate of $57,000.

         A reconciliation of the changes in the Company's post-retirement obligations at December 31, 2001 and 2000, is set forth below (dollar amounts in thousands):


                                                                                        DECEMBER 31
                                                                                  -------------------------
                                                                                      2001        2000

          Accumulated postretirement benefit obligation at
            beginning of year                                                      $     361    $   304
          Interest cost                                                                   26         23
          Benefits paid                                                                  (55)       (47)
          Actuarial (gain) loss                                                           81         81
                                                                                    ---------    -------
               Accumulated postretirement benefit obligation at
                end of year                                                              413        361
          Plan assets at fair market value                                                 -          -
                                                                                    ---------    -------
               Unfunded accumulated postretirement benefit obligation
                at end of year                                                           413        361
          Unrecognized transition obligation                                            (176)      (236)
          Unrecognized net gain                                                           22        112
                                                                                    ---------    -------

                Accrued benefit cost                                               $     259    $   237
                                                                                    =========    =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         Net annual postretirement benefit costs for 2001, 2000, and 1999, are summarized below (dollar amounts in thousands):

                                                                            YEARS ENDED DECEMBER 31
                                                                       ----------------------------------
                                                                        2001         2000          1999
                                                                        ----         ----          ----

          Service cost                                                $      -     $     -       $     2
          Interest cost                                                     26          23            20
          Net amortization and deferral                                     48          33            31
                                                                       --------     -------       -------

                Net annual postretirement benefit cost                $     74     $    56       $    53
                                                                       ========     =======       =======

         The weighted-average annual rate of increase in the per capita cost of covered benefits for the prescription drug card program is assumed to be 11% in 2001 and is projected to decrease gradually thereafter until it reaches 5% in 2010. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company's program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in health care costs. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 2001 and 2000, was 7.75%.

NOTE 9 -- INCOME TAXES

         The components of the provisions for income taxes related to operations in 2001, 2000, and 1999, are set forth below (dollar amounts in thousands):


                                                                             YEARS ENDED DECEMBER 31
                                                                         ---------------------------------
                                                                          2001         2000         1999
                                                                          ----         ----         ----

                   Current:
                        Federal                                         $      -     $   (214)    $   157
                        State                                                 80           53         (24)
                                                                         --------     --------     -------
                                                                                         (161)        133
                   Deferred:
                        Federal                                                -            -           -
                                                                         --------     --------     -------

                   Income tax provision (benefit)                       $     80     $   (161)    $   133
                                                                         ========     ========     =======


         During 1999, the Company also provided for income taxes of $393,000 related to the extraordinary gain on the repurchase of debt.

         Income taxes paid during 2001, 2000, and 1999 totaled $125,000, $113,000, and $96,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             The difference between the Company's income tax provision (benefit) in 2001, 2000, and 1999 and the income taxes that would have been payable at the federal statutory rate is reconciled as follows (dollar amounts in thousands):

                                                                             YEARS ENDED DECEMBER 31
                                                                        -----------------------------------
                                                                          2001         2000         1999
                                                                          ----         ----         ----

             Federal statutory income tax provision                    $    (704)   $  (1,108)    $    222
             Change in valuation allowance                                   588          963         (150)
             Amortization of nondeductible goodwill                          107          107          107
             State income taxes, net of federal benefit                       53           57          (14)
             Adjustment of prior year's tax                                    -         (214)           -
             Other                                                            36           34          (32)
                                                                        ---------    ---------     --------

                 Income tax provision (benefit)                        $      80    $    (161)    $    133
                                                                        =========    =========     ========

             The following table sets forth the deferred tax assets and the deferred tax liabilities of the Company at December 31, 2001 and 2000 (dollar amounts in thousands):

                                                                               DECEMBER 31
                                                                       ------------------------
                                                                           2001           2000

          Deferred tax assets:
               Net operating losses and tax credit carryforwards:
                   Federal net operating losses                        $  5,031       $  4,983
                   State net operating losses                             1,787          1,783
                   Federal alternative minimum taxes                      1,552          1,552
                   Investment tax credit                                    100            101
                   Other tax credit                                          81             81
                                                                       --------       --------
                        Total tax carryforwards                           8,551          8,500
               Deductible temporary differences:
                   Impairment of long-lived assets                          696           --
                   Asset loss reserves                                      341            142
                   Tax inventory over book                                  498            579
                   Deferred compensation liabilities                         36             40
                   Vacation accruals                                        341            333
                   Other accruals                                           261            249
                   Deferred financing costs and other                        27             27
                                                                       --------       --------
                        Total deferred tax assets                        10,751          9,870
               Valuation allowance                                       (6,716)        (6,128)
                                                                       --------       --------
                        Net deferred tax assets                           4,035          3,742
          Deferred tax liabilities:
               Tax over book depreciation                                 3,602          3,742
               Unrealized gain on marketable securities                     433           --
                                                                       --------       --------

                        Net deferred taxes                             $   --         $   --
                                                                       ========       ========

         During 2001, the Company's valuation allowance increased by $588,000, primarily due to the net loss incurred by the Company during 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of $14,798,000, which expire in the years 2005 through 2016, and alternative minimum tax credits of $1,552,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitations.

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

         MEASUREMENT OF SEGMENT PROFIT OR LOSS

         The Company evaluates performance based upon several measures, including income from operations and earnings before interest, taxes, depreciation, and amortization, which is frequently referred to as EBITDA. We use the term Adjusted EBITDA to refer to EBITDA adjusted to exclude nonrecurring items of income and expense. EBITDA and Adjusted EBITDA are not measures of performance under accounting principles generally accepted in the United States. While EBITDA and Adjusted EBITDA should not be considered in isolation or used as a substitute for net income, cash flows from operating activities, or other operating or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States, the Company believes that EBITDA and Adjusted EBITDA are used by investors as supplemental information to evaluate a company's financial performance, including its ability to incur and to service debt. In addition, the Company's definition of EBITDA and Adjusted EBITDA may not be the same as the definition of EBITDA and Adjusted EBITDA used by other companies.

         The accounting policies of the Company's operating segments are the same as those described in Note 1, "Summary of Significant Accounting Policies," except that debt, deferred financing expenses, interest expense, and income and franchise tax expense are recorded at the Corporate Office. Corporate Office expenses that are not considered direct expenses of the Rubber Group or the Metals Group are not allocated to those segments for purposes of evaluating operating performance.

         FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

         Although all of the Company's production facilities are similar manufacturing operations, selling to similar customers, the Company presents financial data for the Rubber Group and the Metals Group because of the significant difference in financial performance between those segments.

         INDUSTRY CONCENTRATION; RELIANCE ON LARGE CUSTOMERS AND CREDIT RISK

         During 2001, 2000, and 1999, net sales to customers in the automotive industry totaled $107,818,000, $119,572,000, and $114,473,000, respectively, which represented 85.4%, 86.4%, and 85.2%, respectively, of the Company's net sales. At December 31, 2001 and 2000, accounts receivable from automotive customers totaled $17,646,000 and $17,685,000, respectively. The Company operates

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a sudden and an adverse affect on the operating results and financial condition of our customers, and, in turn, the collectibility of the Company's accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of customer financial statements, and discussions with customer management as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations of the financial condition of the Company's customers. The Company generally does not require collateral from its customers to support the extension of trade credit. At December 31, 2001 and 2000, the Company had reserves for credit losses of $669,000 and $181,000, respectively.

         During the fourth quarter of 2001, two automotive customers of the Company filed petitions for protection from creditors under Chapter 11 of the federal bankruptcy code. The unpaid, outstanding pre-petition accounts receivable from the two customers as of December 31, 2001, totaled $1,068,000. Of this amount, the Company has filed claims for the reclamation of product delivered during the ten days prior to the respective filing date totaling $291,000. At December 31, 2001, the Company has written down these receivables to an estimated net realizable value of $686,000.

         During 2001, 2000, and 1999, the Company's net sales to Delphi Corporation, totaled $24,388,000, $28,782,000, and $30,360,000. Sales to Delphi
in 2001, 2000, and 1999, represented 19.3%, 20.8%, and 22.6%, respectively, of the Company's net sales and 25.8%, 27.3%, and 30.6%, respectively, of the Rubber Group's net sales. No other customer accounted for more than 10% of the Company's net sales during 2001, 2000, or 1999. In 2001, the three largest customers of the Rubber Group, including Delphi, accounted for 46.7% of the Rubber Group's net sales. In 2001, the three largest customers of the Metals Group accounted for 45.9% of the Metals Group's net sales. Loss of a significant amount of business from Delphi or any of the Company's other large customers would have a material adverse effect on the Company if such business were not substantially replaced by additional business from existing or new customers.

         During 2001, 2000, and 1999, most of the connector seals that the Company sold to Delphi were subject to a multi-year agreement that expired on December 31, 2001. In July 2001, Delphi and the Rubber Group entered into a new agreement that will govern, through December 31, 2004, the purchase of many of the component parts that the Company currently sells to Delphi. Under the terms of that agreement, the Company provided Delphi with significant price reductions effective July 16, 2001, and the selling prices of the components will be further reduced by agreed-upon percentages in each of the years covered by the agreement. During 2001, the price reductions granted to Delphi on July 16, 2001, reduced net sales by $2,588,000.

         CORPORATE OFFICE

         The net loss from operations at the Corporate Office consists primarily of general administrative expenses that are not a result of any activity carried on by either the Rubber Group or the Metals Group. Corporate Office expenses include the compensation and benefits of the Company's executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, and certain insurance expenses. Assets of the Corporate Office include primarily marketable securities, certain prepaid expenses and other miscellaneous current assets, deferred tax assets, and deferred financing expenses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEGMENT FINANCIAL DATA

         Information relating to the Company's operating segments and the Corporate Office for 2001, 2000, and 1999 is summarized below (dollar amounts in thousands):

                                                                               YEARS ENDED DECEMBER 31
                                                                       ----------------------------------------
                                                                         2001           2000           1999
                                                                         ----           ----           ----

     NET SALES:
         Rubber Group                                                 $   91,532     $  102,171     $   98,969
         Metals Group                                                     34,670         36,131         35,403
                                                                       ----------     ----------     ----------
              Total net sales                                         $  126,202     $  138,302     $  134,372
                                                                       ==========     ==========     ==========

     INCOME (LOSS) FROM OPERATIONS (1):
         Rubber Group                                                 $   10,389     $   10,484     $   14,324
         Metals Group                                                     (3,070)        (1,586)        (1,592)
                                                                       ----------     ----------     ----------
              Subtotal                                                     7,319          8,898         12,732
         Corporate Office                                                   (856)        (2,245)        (2,446)
                                                                       ----------     ----------     ----------
              Total income from operations                            $    6,463     $    6,653     $   10,286
                                                                       ==========     ==========     ==========

     DEPRECIATION AND AMORTIZATION (2):
         Rubber Group                                                 $    8,484     $    8,554     $    8,096
         Metals Group                                                      4,531          4,849          4,585
                                                                       ----------     ----------     ----------
              Subtotal                                                    13,015         13,403         12,681
         Corporate Office                                                     88             87             47
                                                                       ----------     ----------     ----------
              Total depreciation and amortization                     $   13,103     $   13,490     $   12,728
                                                                       ==========     ==========     ==========

     CAPITAL EXPENDITURES (3):
         Rubber Group                                                 $    5,116     $   10,355     $    7,508
         Metals Group                                                      1,281          3,580          2,711
                                                                       ----------     ----------     ----------
              Subtotal                                                     6,397         13,935         10,219
         Corporate Office                                                     11              1            109
                                                                       ----------     ----------     ----------
              Total capital expenditures                              $    6,408     $   13,936     $   10,328
                                                                       ==========     ==========     ==========

     ASSETS:
         Rubber Group                                                 $   68,823     $   71,549     $   73,414
         Metals Group                                                     27,287         35,905         35,785
                                                                       ----------     ----------     ----------
              Subtotal                                                    96,110        107,454        109,199
         Corporate Office                                                  3,767          2,835          2,128
                                                                       ----------     ----------     ----------
              Total assets                                            $   99,877     $  110,289     $  111,327
                                                                       ==========     ==========     ==========

         (1) During 2001 and 1999, the loss from operations at the Metals Group includes (i) a provision for asset impairment of $2,047,000, related to the planned closure of the Metals Group's metal machining facility located in Casa Grande, Arizona, during the first half of 2002, and (ii) $335,000 related to the closure of the Group's die casting facility in Manchester, NY, respectively. During 2001, the loss from operations at the Corporate Office was reduced by $1,274,000 as a result of the demutualization of an insurance company.

         (2) Excludes amortization of deferred financing expenses, which totaled $192,000, $216,000, and $234,000, during 2001, 2000, and
              1999, respectively, and which is included in interest expense in the consolidated financial statements.

         (3) Capital expenditures for 2001 included $327,000 of equipment purchased under capital lease agreements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for 2001, 2000, and 1999, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's $8 cumulative convertible preferred stock, series B, before giving effect to the extraordinary gain, was not dilutive for the years ended December 31, 2001, 2000, and 1999. The pro forma conversion of the Company's 14% junior subordinated convertible notes was not dilutive for the years ended December 31, 2000 and 1999. As a result, the calculations of diluted net income or loss per common share set forth below do not reflect any pro forma conversion.

         For purposes of the earnings per share calculation, earnings are reduced by (i) preferred stock dividends and (ii) the amount by which payments made to redeem preferred stock exceeded the par value of such shares. During the year ended December 31, 2001, the Company did not pay any dividends on, or redeem any shares of, the series B preferred stock. The Company's failure to pay dividends on the series B preferred stock, or to redeem shares of series B preferred stock during 2001 and 2000 reduced the Company's net loss per share by one cent per share during each year.

                                                                                 YEARS ENDED DECEMBER 31
                                                                             --------------------------------
                                                                              2001        2000        1999
                                                                              ----        ----        ----

       Numerator:
            Income (loss) before extraordinary item                         $ (2,151)   $ (3,099)   $    521
            Preferred stock dividends                                              -           -         (30)
            Excess of redemption value over par value of
             preferred stock redeemed during year                                  -           -         (45)
                                                                             --------    --------    --------

            Numerator for basic net income (loss) per share -
             income applicable to common stockholders before
             extraordinary item                                               (2,151)     (3,099)        446

            Effect of assumed conversion of dilutive securities -
             junior subordinated convertible notes                                 -          12         112
                                                                             --------    --------    --------

            Numerator for diluted net income (loss) per share -
             income (loss) applicable to common stockholders
             before extraordinary items                                       (2,151)     (3,087)        558

            Extraordinary gain, net of applicable income taxes                     -           -       1,542
                                                                             --------    --------    --------

            Numerator for net income (loss) per share - income
             applicable to common stockholders after
             extraordinary item                                             $ (2,151)   $ (3,087)   $  2,100
                                                                             ========    ========    ========

       (continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued from prior page)

                                                                                 YEARS ENDED DECEMBER 31
                                                                             --------------------------------
                                                                              2001        2000        1999
                                                                              ----        ----        ----

       Denominator:
            Denominator for basic net income (loss) per share -
             weighted-average common shares                                    4,828       4,781       4,263
            Adjustments to derive denominator for diluted net
             income (loss) per share:
                    Conversion of junior subordinated
                      convertible notes into 440,000 common shares                 -          38         440
                    Issuance of 125,000 shares of restricted common
                      stock                                                        -           9           -
                                                                             --------    --------    --------

            Denominator for diluted net income (loss) per share -
             adjusted weighted-average common shares                           4,828       4,828       4,703
                                                                             ========    ========    ========


       Per share data:
            Basic and diluted income (loss) per common share
              before extraordinary item                                     $  (0.45)   $  (0.65)   $   0.10
            Extraordinary gain, net of applicable income taxes                     -           -        0.36
                                                                             --------    --------    --------

            Basic and diluted net income (loss) available to common
              stockholders                                                  $  (0.45)   $  (0.65)   $   0.46
                                                                             ========    ========    ========

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

         PURCHASE COMMITMENTS

         At December 31, 2001, the Company had outstanding commitments to purchase plant and equipment of $1,327,000.

         LEASES

         The Company is lessee under various operating leases relating to storage and office space, temporary office units, and equipment. Total rent expense under operating leases aggregated $410,000, $400,000, and $391,000 for 2001, 2000, and 1999, respectively. At December 31, 2001, future minimum lease commitments under noncancelable operating leases totaled $196,000, $126,000, and $64,000 for 2002, 2003, and 2004, respectively. Commitments subsequent to 2004 are not significant.

         LEGAL ACTIONS

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may in the future be a party are at various stages of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


completion. Although there can be no assurance as to the outcome of existing or potential litigation, the Company believes, based upon the information currently available to it, that the outcome of such actions will not have a material adverse effect upon its financial position.

         LETTERS OF CREDIT

         At December 31, 2001 and 2000, the Company had outstanding irrevocable letters of credit totaling $1,238,000 and $966,000, respectively. The letters of credit guaranteed certain payments that may be required under the Company's self-insured workers' compensation program.

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

NOTE 13 -- RELATED PARTIES

         The Chairman of the Board and the President of the Company are the two largest holders of the Company's common stock, the holders of the junior subordinated notes, and the beneficial owners of $200,000 principal amount of the senior subordinated notes. In addition, the Chairman of the Board of the Company and certain of his affiliates hold an aggregate of $1,300,000 principal amount of the senior subordinated notes. In February 2000, the Chairman of the Board and the President of the Company converted the junior subordinated convertible notes in the principal amount of $1,000,000 into 440,000 shares of common stock.

         The Chairman of the Board and the President of the Company are partners of an investment banking firm that is retained by the Company to provide management and investment banking services. The annual fee for such services has been set at $500,000 for 2002. Additionally, the firm may receive incentive compensation tied to the Company's operating performance and other compensation for specific transactions completed by the Company with the assistance of the firm. The Company also has agreed to reimburse the firm for certain expenses. During each of 2001, 2000, and 1999, the Company paid the firm fees of $500,000. During 2001, 2000, and 1999, the Company reimbursed the firm for expenses of $223,000, $269,000, and $200,000, respectively.

NOTE 14 -- PLANT CLOSURES - ASSET IMPAIRMENT CHARGE

         During the fourth quarter of 2001, the Company learned that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, this customer purchased $5,937,000 of machined metal components, which were manufactured primarily at the Company's Casa Grande, Arizona facility. As a result of the reduction in volume at the Casa Grande facility, during February 2002, the Company decided to close the facility and to consolidate the balance of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Casa Grande production into the Company's other metal machining facility in Rochester, New York. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the Casa Grande facility's land and building and certain metal machining equipment currently idled by the loss of this business. The Company's estimate of fair value is based on appraisals of the assets. The Company anticipates that the land, building, and equipment that is not being held for future use, which has an estimated fair value of approximately $2,502,000, will be sold during 2002 or the first half of 2003. Machinery and equipment currently idled by the loss of business that is currently being held by the Company for anticipated future use has an estimated fair value of $862,000. The impairment charge is presented on the face of the Company's consolidated statement of operations in the caption titled, "Impairment of long-lived assets." Excluding operating losses incurred by the Arizona facility during the first quarter of 2002, the Company currently estimates that the costs to be incurred during 2002 in connection with the closing of the Casa Grande facility, will total approximately $738,000, consisting of severance and other employee costs of $215,000, asset relocation costs of $211,000, on-going costs to support and maintain the facility while it is being held for sale of $207,000, and other plant closure costs of $105,000.

         In May 1999, the Company closed a 21,000 square foot diecasting facility in Manchester, New York. During 1999, the Manchester facility had net sales of $935,000, and a loss from operations of $186,000. The Company recorded expenses related to the closure and disposal of the facility during 1999 in the amount of $553,000, of which $507,000 was charged to cost of sales and $46,000 was charged to selling and administrative expenses. At December 31, 2001, the book value of the Manchester assets remaining to be disposed of totaled $123,000. During 2001, the Company wrote down the carrying value of the Manchester assets by $38,000. The Company presently anticipates that it will complete the disposal of the Manchester assets during 2002.

NOTE 15 -- EXTRAORDINARY ITEM

         During 1999, the Company repurchased $4,308,000 principal amount of its senior subordinated notes. The Company recorded an extraordinary gain on the repurchase of debt, net of applicable income taxes, of $1,542,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data for the eight quarters ended December 31, 2001, is set forth below (dollar amounts in thousands, except per share amounts).

                                         QUARTERS ENDED 2001                                QUARTERS ENDED 2000
                           ------------------------------------------------   ------------------------------------------------
                            MAR. 31      JUNE 30    SEPT. 30     DEC. 31       MAR. 31      JUNE 30    SEPT. 30     DEC. 31
                            -------      -------    --------     --------      -------      -------    --------     -------

Net sales                   $ 32,968    $ 33,831    $ 30,070    $ 29,333       $ 36,429    $ 34,849    $ 33,745    $ 33,279
Gross profit                   4,419       5,638       3,745       3,345          5,832       3,714       3,488       4,542
Net income (loss)               (381)        755        (532)     (1,993)           263      (1,429)     (1,381)       (552)

Per share data:
  Basic and diluted
    net income (loss)
    applicable to common
    stockholders            $  (0.08)   $   0.16    $  (0.11)   $  (0.41)      $   0.05    $  (0.30)   $  (0.29)   $  (0.11)

         The fourth quarter of 2001 included (i) a pre-tax gain of $1,274,000, or 26 cents per share, resulting from the demutualization of an insurance company and (ii) a pre-tax loss of $2,047,000, or 42 cents per share, resulting from a provision for asset impairment. For additional information see Notes 14 and 17.

NOTE 17 -- INCOME FROM INSURANCE COMPANY DEMUTUALIZATION

         During December 2001, a mutual insurance company, Principal Mutual Holding Company, underwent a demutualization and converted to a stock company, Principal Financial Group, Inc. (Principal). The Company was a member of the mutual insurance company as a policyholder and received 53,103 shares of common stock of Principal as a result of the demutualization. In accordance with Financial Accounting Standards Board Emerging Issue Task Force Bulletin 99-4, "Accounting for Stock Received from the Demutualization of a Mutual Insurance Company" (EITF 99-4), the Company has recorded these shares at fair value by using the published closing price for the stock on December 31, 2001. The income from the demutualization is presented on the face of the Company's consolidated statement of operations in the caption titled "Income from insurance company demutualization."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Item 10 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2002 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by Item 11 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2002 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 12 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2002 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 13 is incorporated by reference to the Company's proxy statement to be issued in connection with its 2002 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1.  FINANCIAL STATEMENTS

                  The consolidated financial statements of Lexington Precision Corporation (LPC) and its wholly owned subsidiaries, Lexington Rubber Group, Inc. (LRGI) and Lexington Precision GmbH, are included in Part II, Item 8.

              2.  FINANCIAL STATEMENT SCHEDULE

                  Schedule II, "Valuation and Qualifying Accounts and Reserves," is included in this Part IV, Item 14, on page 71. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or the notes thereto.

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

                  10-2 Amendment agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to purchase agreement dated as of February 7, 1985

                  10-3 *Lexington Precision Corporation Flexible Compensation Plan, as amended

                  10-4     *1986 Restricted Stock Award Plan, as amended

                  10-5 *Lexington Precision Corporation Retirement & Savings Plan, as amended

                  10-6 *Description of 2001 Compensation Arrangements with Lubin, Delano, & Company

                  10-7     *Corporate Office 2001 Management Cash Bonus Plan

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

                  10-28 Letter Agreement dated January 13, 1995, between LRGI and Congress amending certain financing agreements and consent thereto of LPC

                  10-29 Letter Agreement dated January 31, 1995, between LPC and Congress amending certain financing agreements and consent thereto of LRGI

                  10-30 Letter Agreement dated January 31, 1995, between LRGI and Congress amending certain financing agreements and consent thereto of LPC

                  10-31 Amendment to Financing Agreements dated August 1, 1995, from LPC in favor of Congress

                  10-32 Amendment to Financing Agreements dated August 1, 1995, from LRGI in favor of Congress

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

                  10-57 Amendment to Financing Agreements and Consent dated April 17, 1997, between LPC and Congress

                  10-58 Amendment to Financing Agreements and Consent dated April 17, 1997, between LRGI and Congress

                  10-59 First Amendment Agreement dated April 17, 1997, among LPC, LRGI, and Bank One

                  10-60 Specimen of Amended and Restated Promissory Note dated April 17, 1997, of LPC and LRGI to Bank One

                  10-61 Specimen of Promissory Note dated August 29, 1997, from LPC to CIT

                  10-62 Note Purchase Agreement dated October 27, 1997, between LPC and Nomura

                  10-63 Specimen of 10.5% Senior Unsecured Note due February 1, 2000, from LPC to Nomura

                  10-64 Amendment No. 1 to Credit Facility and Security Agreement dated December 31, 1997, among LPC, LRGI, and Bank One

                  10-65 Amendment No. 2 to Credit Facility and Security Agreement dated March 20, 1998, among LPC, LRGI, and Bank One

                  10-66 Promissory Note dated March 31, 1998, from LPC in favor of CIT

                  10-67 New Equipment Term Note dated June 26, 1998, from LPC in favor of Congress

                  10-68 Second Amendment Agreement dated May 1, 1998, from LRGI in favor of Paul H. Pennell

                  10-69 Amendment No. 1 to Loan and Security Agreement dated June 30, 1998, between LPC and CIT

                  10-70 Amendment No. 3 to Credit Facility and Security Agreement dated June 30, 1998, among LPC, LRGI, and Bank One

                  10-71 Amendment to Financing Agreements and Consent dated August 13, 1998, between LPC and Congress

                  10-72 Amendment to Financing Agreements and Consent dated August 13, 1998, between LRGI and Congress

                  10-73 Amendment to Financing Agreements and Consent dated October 20, 1998, between LPC and Congress

                  10-74 Amendment to Financing Agreements and Consent dated October 20, 1998, between LRGI and Congress

                  10-75 Amendment No. 2 to Loan and Security Agreement dated November 30, 1998, between LPC and CIT

                  10-76 New Equipment Term Note dated December 16, 1998, between LPC and Congress

                  10-77 Amendment to Financing Agreements dated January 28, 1999, between LPC and Congress

                  10-78 Amendment to Financing Agreements dated January 28, 1999, between LRGI and Congress

                  10-79 Term Promissory Note dated January 28, 1999, between LRGI and Congress

                  10-80 Term Promissory Note dated January 28, 1999, between LPC and Congress

                  10-81 Fifth Amended and Restated Promissory Note dated January 28, 1999, between LPC and Congress

                  10-82 Amendment No. 6 to Credit Facility and Security Agreement dated January 31, 1999, among LPC, LRGI, and Bank One

                  10-83 Fifth Amendment Agreement dated March 10, 1999, among LPC, LRGI, and Bank One

                  10-84 Promissory Note (Additional Equipment Term Loan) dated March 10, 1999, among LPC, LRGI, and Bank One

                  10-85    Promissory Note dated March 30, 1999, between LPC and
                           CIT

                  10-86 Amendment No. 3 to Loan and Security Agreement dated March 30, 1999, between LPC and CIT

                  10-87 Amendment to Financing Agreements dated March 31, 1999, between LPC and Congress

                  10-88 Term Promissory Note dated March 31, 1999, between LPC and Congress

                  10-89 Amendment to Financing Agreements dated March 31, 1999, between LRGI and Congress

                  10-90 Term Promissory Note dated March 31, 1999, between LRGI and Congress

                  10-91    Promissory Note dated July 29, 1999, between LPC and
                           CIT

                  10-92 New Equipment Term Note dated July 30, 1999, between LRGI and Congress

                  10-93 Amendment to Financing Agreements dated October 1, 1999, between LPC and Congress

                  10-94 Amendment to Financing Agreements dated October 1, 1999, between LRGI and Congress

                  10-95 New Equipment Note dated December 6, 1999, between LRGI and Congress

                  10-96 Term Promissory Note dated December 30, 1999, between LPC and Congress

                  10-97 Sixth Amended and Restated Promissory Note dated December 30, 1999, between LPC and Congress

                  10-98 Amendment to financing agreements dated December 30, 1999, between LPC and Congress

                  10-99 Amendment no. 5 to Loan and Security Agreement dated December 31, 1999, between LPC and CIT

                  10-100 Amendment no. 8 to Credit Facility and Security Agreement dated December 31, 1999 among LPC, LRGI, and Bank One

                  10-101 Note amendment dated January 28, 2000, between LPC and Nomura

                  10-102   Agreement dated January 31, 2000, between LPC and
                           Nomura

                  10-103 Third amendment agreement between LRGI and Paul H. Pennell

                  10-104 Agreement dated January 31, 2000, among LPC, LRGI, and Congress

                  10-105   Agreement dated January 31, 2000, between LPC and CIT

                  10-106 Agreement dated January 31, 2000, among LPC, LRGI, and Bank One

                  10-107 Amendment no. 9 to Credit Facility and Security Agreement dated as of December 31, 1999, among LPC, LRGI, and Bank One

                  10-108 New equipment note dated April 24, 2000, between LPC and Congress

                  10-109 New equipment note dated April 24, 2000, between LRGI and Congress

                  10-110 Agreement relating to 14% Junior Subordinated Notes dated April 30, 2000, between LPC and Michael A. Lubin

                  10-111 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated April 30, 2000, among LPC, Michael A. Lubin, and Warren Delano

                  10-112 Note amendment no. 2 to note dated as of April 30, 2000, between LPC and Tri-Links Investment Trust, as successor to Nomura

                  10-113 Fourth amendment agreement dated April 30, 2000, between LRGI and Paul H. Pennell

                  10-114 Agreement dated as of April 30, 2000, among LPC, LRGI, and Congress

                  10-115   Agreement dated as of April 30, 2000, between LPC and
                           CIT

                  10-116 Agreement dated as of April 30, 2000, among LPC, LRGI, and Bank One

                  10-117 Amendment to financing agreements dated May 12, 2000, between LPC and Congress

                  10-118 Amendment to financing agreements dated May 12, 2000, between LRGI and Congress

                  10-119   Promissory note dated June 26, 2000, between LPC and
                           CIT

                  10-120 Amendment No. 4 to Loan and Security Agreement dated June 26, 2000, between LPC and CIT

                  10-121 Amendment No. 10 to Credit Facility and Security Agreement dated as of June 30, 2000, between LPC, LRGI, and Bank One

                  10-122 Agreement relating to 14% Junior Subordinated Notes dated July 31, 2000, between LPC and Michael A. Lubin

                  10-123 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated July 31, 2000, among LPC, Michael A. Lubin, and Warren Delano

                  10-124 Note amendment No. 3 to Note dated as of July 31, 2000, between LPC and Tri-Links Investment Trust, as successor to Nomura

                  10-125 Fifth amendment agreement dated July 31, 2000, between LRGI and Paul H. Pennell

                  10-126 Agreement dated as of July 31, 2000, among LPC, LRGI, and Congress

                  10-127   Agreement dated as of July 31, 2000, between LPC and
                           CIT

                  10-128 Agreement dated as of July 31, 2000, among LPC, LRGI, and Bank One

                  10-129   Congress covenant waiver dated August 11, 2000

                  10-130   Congress covenant amendment dated as of August 31,
                           2000

                  10-131 Agreement relating to 14% Junior Subordinated Notes dated October 31, 2000, between LPC and Michael A. Lubin

                  10-132 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated October 31, 2000, among LPC, Michael A. Lubin, and Warren Delano

                  10-133 Note amendment No. 4 to Note dated as of October 31, 2000, between LPC and Tri-Links Investment Trust, as successor to Nomura

                  10-134 Sixth amendment agreement dated October 31, 2000, between LRGI and Paul H. Pennell

                  10-135 Agreement dated as of October 31, 2000, among LPC, LRGI, and Congress

                  10-136 Agreement dated as of October 31, 2000, between LPC and CIT

                  10-137 Agreement dated as of October 31, 2000, among LPC, LRGI, and Bank One

                  10-138   Congress covenant amendment dated November 30, 2000

                  10-139 Amendment No. 6 to Loan and Security Agreement dated December 31, 2000, between LPC and CIT

                  10-140 Amendment No. 12 to Credit Facility and Security Agreement dated December 31, 2000, between LPC, LRGI, and Bank One

                  10-141 Amendment No. 11 to Credit Facility and Security Agreement dated January 31, 2001, between LPC, LRGI, and Bank One

                  10-142 Agreement relating to 14% Junior Subordinated Notes dated January 31, 2001, between LPC and Michael A. Lubin

                  10-143 Agreement relating to Junior Subordinated Convertible Increasing Rate Notes dated January 31, 2001, between LPC, Michael A. Lubin, and Warren Delano

                  10-144 Note amendment No.4 relating to Note dated as of January 31, 2001, between LPC and Tri-Links Investment Trust, as successor to Nomura

                  10-145 Seventh amendment agreement dated January 31, 2001 between LRGI and Paul Pennell

                  10-146 Agreement dated January 31, 2001, between LPC, LRGI, and Congress

                  10-147   Agreement dated January 31, 2001, between LPC and CIT

                  10-148 Agreement dated January 31, 2001, between LPC, LRGI, and Congress

                  10-149 New Equipment Term Note date February 8, 2001, between LRG and Congress

                  10-150 Letter agreement dated February 8, 2001, between Congress and LRGI, and consent thereto of LPC

                  10-151 Letter agreement dated February 8, 2001, between Congress and LPC, and consent thereto of LRGI

                  10-152 Agreement relating to 14% Junior Subordinated Notes dated as of April 30, 2001, between LPC and Michael
                           A. Lubin

                  10-153 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated as of April 30, 2001, among LPC, Michael A. Lubin, and Warren Delano

                  10-154 Amendment No. 6 to Note dated as of April 30, 2001, between LPC and Tri-Links Investment Trust, as successor to Nomura

                  10-155 Eight amendment agreement dated April 30, 2001, between LRGI and Paul H. Pennell

                  10-156 Agreement dated as of April 30, 2001, among LPC, LRGI, and Congress

                  10-157   Agreement dated as of April 30, 2001, between LPC and
                           CIT

                  10-158 Agreement dated as of April 30, 2001, among LPC, LRGI, and Bank One

                  10-159 Agreement relating to 14% Junior Subordinated Notes dated as of July 31, 2001, between LPC and Michael A. Lubin

                  10-160 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated as of July 31, 2001, among LPC, Michael A. Lubin, and Warren Delano

                  10-161 Amendment No. 7 to Note dated as of July 31, 2001, between LPC and Tri-Links Investment Trust, as successor to Nomura

                  10-162 Ninth amendment agreement dated July 31, 2001, between LRGI and Paul H. Pennell

                  10-163 Agreement dated as of July 31, 2001, among LPC, LRGI, and Congress

                  10-164   Congress covenant amendment dated June 29, 2001

                  10-165   Agreement dated as of July 31, 2001, between LPC and
                           CIT

                  10-166 Agreement dated as of July 31, 2001, among LPC, LRGI, and Bank One

                  10-167 Amendment to promissory note dated July 31, 2001, between LPC, LRGI, and Bank One

                  10-168 Amendment to promissory note dated July 31, 2001, between LPC, LRGI, and Bank One

                  10-169   Bank One covenant amendment dated June 30, 2001

                  10-170 **Long term contract between Delphi Automotive Systems LLC and Lexington Connector Seals

                  10-171 Agreement relating to 14% Junior Subordinated Notes dated as of October 31, 2001, between LPC and Michael
                           A. Lubin

                  10-172 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated a of October 31, 2001, among LPC, Michael A. Lubin, and Warren Delano

                  10-173 Amendment No. 8 to Note dated as of October 31, 2001, between LPC and Tri-Links Investment Trust, as successor to Nomura

                  10-174 Tenth amendment agreement dated as of October 31, 2001, between LRGI and Paul H. Pennell

                  10-175 Agreement dated as of October 31, 2001, among LPC, LRGI, and Congress

                  10-176   Congress covenant amendment dated as of August 30,
                           2001

                  10-177 Agreement dated as of October 31, 2001, between LPC and CIT

                  10-178 Agreement dated as of October 31, 2001, among LPC, LRGI, and Bank One

                  10-179 Agreement relating to 14% Junior Subordinated Notes dated as of January 31, 2002, between LPC and Michael
                           A. Lubin

                  10-180 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated as of January 31, 2002, among LPC, Michael A. Lubin, and Warren Delano

                  10-181 Amendment No. 9 to Note dated as of January 31, 2002, between LPC and Tri-Links investment Trust, as successor to Nomura

                  10-182 Agreement dated as of January 31, 2002, among LPC, LRGI, and Congress

                  10-183 Agreement dated as of January 31, 2002, between LPC and The CIT

                  10-184 Agreement dated as of January 31, 2002, among LPC, LRGI, and Bank One

                  10-185 Extension letter dated March 28, 2002 from Bank One to LPC

                  10-186   Congress covenant amendment dated March 29, 2002

                  10-187   Bank One covenant amendment dated as of December 31,
                           2001

                  10-188   CIT covenant amendment dated as of February 28, 2002

                  10-189 Agreement dated as of March 29, 2002, among LPC, LRGI, and Congress

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

        (b)       REPORTS ON FORM 8-K

                  On October 1, 2001, we filed a Form 8-K that included a press release dated October 1, 2001, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from 5:00 p.m., New York City time, on October 1, 2001, to 5:00 p.m., New York City time, on October 31, 2001.

                  On October 31, 2001, we filed a Form 8-K that included a press release dated October 31, 2001, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from 5:00 p.m., New York City time, on October 31, 2001, to 5:00 p.m., New York City time, on November 30, 2001.

                  On November 30, 2001, we filed a Form 8-K that included a press release dated November 30, 2001, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from 5:00 p.m., New York City time, on November 30, 2001, to 5:00 p.m., New York City time, on December 31, 2001.

                  On December 21, 2001, we filed a Form 8-K that included a press release dated November 30, 2001, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from 5:00 p.m., New York City time, on December 31, 2001, to 5:00 p.m., New York City time, on January 31, 2001.

                         LEXINGTON PRECISION CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)

                                                     BALANCE AT     CHARGED TO      DEDUCTIONS      BALANCE
                                                     BEGINNING       COSTS AND         FROM          AT END
                                                     OF PERIOD       EXPENSES        RESERVES      OF PERIOD
                                                     ---------       --------        --------      ---------

                  ALLOWANCE FOR
                DOUBTFUL ACCOUNTS
                -----------------

          Year ended December 31, 2001                $   181         $   523        $    35        $    669

          Year ended December 31, 2000                    248               7             74             181

          Year ended December 31, 1999                    197              73             22             248


                INVENTORY RESERVE
                -----------------

          Year ended December 31, 2001                $   872         $ 1,135        $   637        $  1,370

          Year ended December 31, 2000                    777             617            522             872

          Year ended December 31, 1999                    591             302            116             777

                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     LEXINGTON PRECISION CORPORATION
                                                     (Registrant)

                                     By: /s/ Warren Delano
                                         -----------------------------------
                                     Warren Delano, President

March 29, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002:

PRINCIPAL EXECUTIVE OFFICERS AND DIRECTORS:

/s/ Michael A. Lubin
------------------------------------------------
Michael A. Lubin, Chairman of the Board

/s/ Warren Delano
------------------------------------------------
Warren Delano, President and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Dennis J. Welhouse
------------------------------------------------
Dennis J. Welhouse, Senior Vice President
  and Chief Financial Officer

DIRECTORS:

/s/ William B. Conner
------------------------------------------------
William B. Conner, Director

/s/ Kenneth I. Greenstein
------------------------------------------------
Kenneth I. Greenstein, Secretary and
  Director

/s/ Joseph A. Pardo
------------------------------------------------
Joseph A. Pardo, Director




                                      -72

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

3-11          Certificate of Reduction of Capital dated   Incorporated by reference from Exhibit 3-11 to
              December 20, 1979                           1983 10-K

3-12          Certificate of Retirement of Preferred      Incorporated by reference from Exhibit 3-12 to
              Shares dated December 20, 1979              1983 10-K

3-13          Certificate of Reduction of Capital dated   Incorporated by reference from Exhibit 3-13 to
              December 16, 1982                           1983 10-K

3-14          Certificate of Reduction of Capital dated   Incorporated by reference from Exhibit 3-14 to
              December 17, 1982                           1983 10-K


3-15          Certificate of Amendment of Restated        Incorporated by reference from Exhibit 3-15 to the
              Certificate of Incorporation dated          Company's Form 10-K for the year ended
              September 26, 1984                          May 31, 1985 located under Securities and Exchange
                                                          Commission File No. 0-3252

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

3-17          Certificate of Amendment of Restated        Incorporated by reference from Exhibit 3-17 to the
              Certificate of Incorporation dated          Company's Form 10-K for the year ended
              November 21, 1986                           May 31, 1987 located under Securities and Exchange
                                                          Commission File No. 0-3252

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

3-23          Certificate of the Designations,            Incorporated by reference from Exhibit 3-1 to the
              Preferences and Relative Participating,     Company's Form 10-Q for the quarter ended November
              Optional and Other Special Rights of 12%    30, 1989 located under Securities and Exchange
              Cumulative Convertible Exchangeable         Commission File No. 0-3252 ("November 30, 1989
              Preferred Stock, Series C, and the          10-Q")
              Qualifications, Limitations and
              Restrictions thereof dated January 10,
              1990

3-24          Certificate of Ownership and Merger dated   Incorporated by reference from Exhibit 3-24 to
              April 25, 1990                              December 31, 1989 10-K

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

3-26          Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-26 to
              March 6, 1991                               1990 10-K


3-27          Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-27 to
              April 29, 1994                              1994 10-K

3-28          Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-28 to
              January 6, 1995                             199410-K

3-29          Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-29 to
              January 5, 1996                             1995 10-K

3-30          Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-30 to
              January 6, 1997                             1996 10-K

3-31          Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-31 to
              January 9, 1998                             1997 10-K

3-32          Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-32 to
              January 13, 1999                            1998 10-K

3-33          Certificate of Retirement of Stock dated    Incorporated by reference from Exhibit 3-33 to
              January 26, 2000                            1999 10-K

4-1           Certificate of Designations, Preferences,   Incorporated by reference from Exhibit 3-3 to
              Rights and Number of Shares of              1981 10-K
              Redeemable Preferred Stock, Series B

4-2           Purchase Agreement dated as of              Incorporated by reference from Exhibit 4-1 to the
              February 7, 1985, between LPC and L&D       Company's Form 8-K dated February 7, 1985 (date of
              Precision Limited Partnership ("L&D         earliest event reported) located under Securities and
              Precision") and exhibits thereto            Exchange Commission File No. 0-3252

4-3           Amendment Agreement dated as of             Incorporated by reference from Exhibit 10-2 to
              April 27, 1990, between LPC and L&D         1990 10-K
              Precision with respect to Purchase
              Agreement dated as of February 7, 1985

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

4-7           Indenture dated as of August 1, 1993,       Incorporated by reference from Exhibit 4-2 to the
              between LPC and IBJ Schroder Bank &         Company's Form 8-K dated January 18, 1994 (date of
              Trust Company, as Trustee                   earliest event reported) located under Securities and
                                                          Exchange Commission File No. 0-3252


4-8          Specimen of 12.75% Senior Subordinated       Included in Exhibit 4-7 hereto
             Note, due February 1, 2000

4-9          Note Purchase Agreement dated                Incorporated by reference from Exhibit 10-2 to the
             October 27, 1997, between LPC and            Company's Form 10-Q for the quarter ended
             Nomura Holding America, Inc. ("Nomura")      June 30, 1997 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("June 30, 1997 Form
                                                          10-Q")

4-10         Specimen of 10.5% Senior Unsecured Note      Incorporated by reference from Exhibit 10-3 to
             due February 1, 2000, from LPC to Nomura     June 30, 1997 Form 10-Q

4-11         Note Amendment dated January 28, 2000,       Incorporated by reference from Exhibit 4-11 to
             between LPC and Nomura                       1999 10-K

4-12         Agreement dated January 31, 2000,            Incorporated by reference from Exhibit 4-12 to
             between LPC and Nomura                       1999 10-K

4-13         Agreement relating to Junior Subordinated    Incorporated by reference from Exhibit 4-13 to
             Convertible Increasing Rate Notes among      1999 10-K
             LPC, Michael A. Lubin, and Warren
             Delano

4-14         Agreement relating to 14% Junior             Incorporated by reference from Exhibit 4-14 to
             Subordinated Notes between LPC and           1999 10-K
             Michael A. Lubin

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

10-4         1986 Restricted Stock Award Plan, as         Incorporated by reference from Exhibit 10-38 to
             amended                                      December 31, 1989 10-K

10-5         Lexington Precision Corporation              Incorporated by reference from Exhibit 10-5 to
             Retirement and Savings Plan, as amended      December 31, 1998 10-K

10-6         Description of 2001 Compensation             Filed with this Form 10-K
             Arrangements with Lubin, Delano, &
             Company

10-7         Corporate Office 2001 Management Cash        Filed with this Form 10-K
             Bonus Plan


10-8         Consent and Amendment Letter Agreement       Incorporated by reference from Exhibit 10-1 to the
             between Chemical Bank of New Jersey and      Company's Form 8-K dated December 30, 1993 (date
             LPC dated as of December 29, 1993            of earliest event reported) located under Securities and
                                                          Exchange Commission File No. 0-3252

10-9         Promissory Note dated November 30, 1988,     Incorporated by reference from Exhibit 10-32 to
             of LRGI payable to the order of Paul H.      May 31, 1989 10-K
             Pennell in the original principal amount of
             $3,530,000

10-10        Guaranty dated as of November 30, 1988,      Incorporated by reference from Exhibit 10-33 to
             from LPC to Paul H. Pennell                  May 31, 1989 10-K

10-11        Amendment Agreement dated as of              Incorporated by reference from Exhibit 10-28 to
             November 30, 1991, between LRGI and          1991 10-K
             Paul H. Pennell

10-12        Release and Notice Agreement dated as of     Incorporated by reference from Exhibit 10-40 to the
             March 31, 1993, between LRGI and Paul        Company's Form 10-K for the year ended
             H. Pennell                                   December 31, 1992 located under Securities and
                                                          Exchange Commission File No. 0-3252

10-13        Recapitalization Agreement dated as of       See Exhibit 4-4 hereto
             April 27, 1990, between LPC and L&D
             Woolens and exhibits thereto

10-14        Accounts Financing Agreement [Security       Incorporated by reference from Exhibit 4-2 to
             Agreement] dated as of January 11, 1990,     November 30, 1989 10-Q
             between Congress Financial Corporation
             ("Congress") and LPC

10-15        Accounts Financing Agreement [Security       Incorporated by reference from Exhibit 4-3 to
             Agreement] dated as of January 11, 1990,     November 30, 1989 10-Q
             between Congress and LRGI

10-16        Covenants Supplement to Accounts             Incorporated by reference from Exhibit 10-49 to
             Financing Agreement [Security Agreement]     1990 10-K
             dated as of January 11, 1990, between
             Congress and LPC

10-17        Covenants Supplement to Accounts             Incorporated by reference from Exhibit 10-50 to
             Financing Agreement [Security Agreement]     1990 10-K
             dated as of January 11, 1990, between
             Congress and LRGI

10-18        Letter dated April 11, 1990, from LPC and    Incorporated by reference from Exhibit 10-51 to
             Wise Die Casting, Inc. to Congress           1990 10-K

10-19        Letter Agreement dated February 28, 1991,    Incorporated by reference from Exhibit 10-54 to
             between LPC and Congress amending            1990 10-K
             certain financing agreements and consent
             thereto of LRGI


10-20        Letter Agreement dated February 28, 1991,    Incorporated by reference from Exhibit 10-56 to
             between LRGI and Congress amending           1990 10-K
             certain financing agreements and consent
             thereto of LPC

10-21        Letter Agreement dated January 14, 1994,     Incorporated by reference from Exhibit 10-26 to the
             between LPC and Congress amending            Company's Form 10-K for the year ended
             certain financing agreements and consent     December 31, 1993 located under Securities and
             thereto of LRGI                              Exchange Commission File No. 0-3252 ("1993 10-K")

10-22        Letter Agreement dated January 14, 1994,     Incorporated by reference from Exhibit 10-27 to
             between LRGI and Congress amending           1993 10-K
             certain financing agreements and consent
             thereto of LPC

10-23        Letter Agreement dated March 25, 1994,       Incorporated by reference from Exhibit 10-30 to
             between Congress and LPC, and consent        1993 10-K
             thereto of LRGI

10-24        Letter Agreement dated March 25, 1994,       Incorporated by reference from Exhibit 10-31 to
             between Congress and LRGI, and consent       1993 10-K
             thereto of LPC

10-25        Letter Agreement dated as of                 Incorporated by reference from Exhibit 10-1 to the
             August 1, 1994, between LPC and              Company's Form 10-Q for the quarter ended
             Congress amending certain financing          September 30, 1994 located under Securities and
             agreements and consent thereto of LRGI       Exchange Commission File No. 0-3252
                                                          ("September 30, 1994 10-Q")

10-26        Letter Agreement dated as of                 Incorporated by reference from Exhibit 10-2 to
             August 1, 1994, between LRGI and             September 30, 1994 10-Q
             Congress amending certain financing
             agreements and consent thereto of LPC

10-27        Trade Financing Agreement Supplement to      Incorporated by reference from Exhibit 10-3 to
             Accounts Financing Agreement [Security       September 30, 1994 10-Q
             Agreement] dated as of July 19, 1994,
             between LPC and Congress

10-28        Letter Agreement dated January 13, 1995,     Incorporated by reference from Exhibit 10-32 to
             between LRGI and Congress amending           1994 Form 10-K
             certain financing agreements and consent
             thereto of LPC

10-29        Letter Agreement dated January 31, 1995,     Incorporated by reference from Exhibit 10-34 to
             between LPC and Congress amending            1994 Form 10-K
             certain financing agreements and consent
             thereto of LRGI

10-30        Letter Agreement dated January 31, 1995,     Incorporated by reference from Exhibit 10-36 to
             between LRGI and Congress amending           1994 Form 10-K
             certain financing agreements and consent
             thereto of LPC


10-31        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-1 to the
             dated August 1, 1995, from LPC in favor of   Company's Form 10-Q for the quarter ended
             Congress                                     September 30, 1995 located under Securities and
                                                          Exchange Commission File No. 0-3252
                                                          ("September 30, 1995 Form 10-Q")

10-32        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-2 to
             dated August 1,1995, from LRGI in favor      September 30, 1995 Form 10-Q
             of Congress

10-33        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-49 to the
             dated January 16, 1996, from LPC in favor    Company's Form 10-K for the year ended
             of Congress                                  December 31, 1995 located under Securities and
                                                          Exchange Commission File No.0-3252 ("1995
                                                          Form 10-K")

10-34        Term Promissory Note dated                   Incorporated by reference from Exhibit 10-50 to
             January 16, 1996, in the amount of           1995 Form 10-K
             $375,000 from LPC in favor of Congress

10-35        Term Promissory Note dated                   Incorporated by reference from Exhibit 10-51 to
             January 16, 1996, in the amount of           1995 Form 10-K
             $450,000 from LPC in favor of Congress

10-36        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-62 to
             dated February 28, 1996, from LPC in         1995 Form 10-K
             favor of Congress

10-37        Amendment to Financing Agreements and        Incorporated by reference from Exhibit 10-63 to
             Consent dated March 14, 1996, from LPC       1995 Form 10-K
             in favor of Congress

10-38        Amendment to Financing Agreements and        Incorporated by reference from Exhibit 10-64 to
             Consent dated March 14, 1996, from LRGI      1995 Form 10-K
             in favor of Congress

10-39        Term Note dated May 31, 1996, from LPC       Incorporated by reference from Exhibit 10-1 to the
             in favor of Congress                         Company's Form 10-Q for the quarter ended
                                                          June 30, 1996 located under Securities and Exchange
                                                          Commission File No. 0-3252

10-40        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-3 to the
             dated August 21, 1996, from LRGI in favor    Company's Form 10-Q for the quarter ended
             of Congress                                  September 30, 1996 located under Securities and
                                                          Exchange Commission File No. 0-3252
                                                          ("September 30, 1996 Form 10-Q")

10-41        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-4 to
             dated August 21, 1996, from LPC in favor     September 30, 1996 Form 10-Q
             of Congress


10-42         Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-42 to the
              dated January 31, 1997, from LPC in favor   Company's Form 10-K for the year ended
              of Congress                                 December 31, 1996 located under Securities and
                                                          Exchange Commission File No. 0-3252 ("1996 Form
                                                          10-K")

10-43         Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-43 to
              dated January 31, 1997, from LRGI in        1996 Form 10-K
              favor of Congress

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

10-47         Promissory Note (Vienna Term Loan) dated    Incorporated by reference from Exhibit 10-47 to
              January 31, 1997, from LPC and LRGI in      1996 Form 10-K
              favor of Bank One

10-48         Promissory Note (Casa Grande Note) dated    Incorporated by reference from Exhibit 10-48 to
              January 31, 1997, from LPC and LRGI in      1996 Form 10-K
              favor of Bank One

10-49         Promissory Note (LaGrange Term Loan)        Incorporated by reference from Exhibit 10-49 to
              dated January 31, 1997, from LPC and        1996 Form 10-K
              LRGI in favor of Bank One

10-50         Promissory Note (North Canton Equipment     Incorporated by reference from Exhibit 10-50 to
              Loan) dated January 31, 1997, from LPC      1996 Form 10-K
              and LRGI in favor of Bank One

10-51         Fourth Amended and Restated Promissory      Incorporated by reference from Exhibit 10-51 to
              Note dated March 11, 1997, from LRGI in     1996 Form 10-K
              favor of Congress

10-52         Fourth Amended and Restated Promissory      Incorporated by reference from Exhibit 10-52 to
              Note dated March 11, 1997, from LPC in      1996 Form 10-K
              favor of Congress

10-53         Amendment to Financing Agreements           Incorporated by reference from Exhibit 10-53 to
              dated March 11, 1997, from LRGI in favor    1996 Form 10-K
              of Congress


10-54        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-54 to
             dated March 11, 1997, from LPC in favor      1996 Form 10-K
             of Congress

10-55        Loan and Security Agreement and Rider A      Incorporated by reference from Exhibit 10-55 to
             to Loan and Security Agreement dated         1996 Form 10-K
             March 19, 1997, from LPC in favor of The
             CIT Group/Equipment Financing, Inc.
             ("CIT")

10-56        Promissory Note dated March 19, 1997,        Incorporated by reference from Exhibit 10-56 to
             from LPC in favor of CIT                     1996 Form 10-K

10-57        Amendment to Financing Agreements and        Incorporated by reference from Exhibit 10-1 to the
             Consent dated April 17, 1997, between        Company's Form 10-Q for the quarter ended
             LPC and Congress                             March 31, 1997 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("March 31, 1997 Form
                                                          10-Q")

10-58        Amendment to Financing Agreements and        Incorporated by reference from Exhibit 10-2 to
             Consent dated April 17, 1997, between        March 31, 1997 Form 10-Q
             LRGI and Congress

10-59        First Amendment Agreement dated              Incorporated by reference from Exhibit 10-3 to
             April 17, 1997, among LPC, LRGI, and         March 31, 1997 Form 10-Q
             Bank One

10-60        Specimen of Amended and Restated             Incorporated by reference from Exhibit 10-4
             Promissory Note dated April 17, 1997, of     March 31, 1997 Form 10-Q
             LPC and LRGI to Bank One

10-61        Specimen of Promissory Note dated            Incorporated by reference from Exhibit 10-1 to the
             August 29, 1997, from LPC                    Company's Form 10-Q for the quarter ended
                                                          June 30, 1997 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("June 30, 1997 Form
                                                          10-Q")

10-62        Note Purchase Agreement dated                Incorporated by reference from Exhibit 10-2 to
             October 27, 1997, between LPC and            June 30, 1997 Form 10-Q
             Nomura

10-63        Specimen of 10.5% Senior Unsecured Note      Incorporated by reference from Exhibit 10-3 to
             due February 1, 2000, from LPC to Nomura     June 30, 1997 Form 10-Q

10-64        Amended No. 1 to Credit Facility and         Incorporated by reference from Exhibit 10-65 to the
             Security Agreement dated                     Company's Form 10-K for the year ended
             December 31, 1997, among LPC, LRGI,          December 31, 1997 located under Securities and
             and Bank One                                 Exchange Commission File No. 0-3252 ("1997 Form
                                                          10-K")

10-65        Amendment No. 2 to Credit Facility and       Incorporated by reference from Exhibit 10-66 to
             Security Agreement dated March 20, 1998,     1997 Form 10-K
             among LPC, LRGI, and Bank One


10-66        Promissory Note dated March 31, 1998,        Incorporated by reference from Exhibit 10-1 to the
             from LPC in favor of CIT                     Company's Form 10-Q for the quarter ended
                                                          March 31, 1998 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("March 31, 1998 Form
                                                          10-Q")

10-67        New Equipment Term Note dated                Incorporated by reference from Exhibit 10-1 to the
             June 26, 1998, from LPC in favor of          Company's Form 10-Q for the quarter ended
             Congress                                     June 30, 1998 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("June 30, 1998 Form
                                                          10-Q")

10-68        Second Amendment Agreement dated             Incorporated by reference from Exhibit 10-2 to the
             May 1, 1998, from LRGI in favor of Paul      Company's Form 10-Q for the quarter ended
             H. Pennell                                   June 30, 1998 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("June 30, 1998 Form
                                                          10-Q")

10-69        Amendment No. 1 to Loan and Security         Incorporated by reference from Exhibit 10-1 to the
             Agreement dated June 30, 1998, between       Company's Form 10-Q for the quarter ended
             LPC and CIT                                  September 30, 1998 located under Securities and
                                                          Exchange Commission File No. 0-3252
                                                          ("September 30, 1998 Form 10-Q")

10-70        Amendment No. 3 to Credit Facility and       Incorporated by reference from Exhibit 10-2 to the
             Security Agreement dated June 30, 1998,      Company's Form 10-Q for the quarter ended
             among LPC, LRGI, and Bank One                September 30, 1998 located under Securities and
                                                          Exchange Commission File No. 0-3252
                                                          ("September 30, 1998 Form 10-Q")

10-71        Amendment to Financing Agreements and        Incorporated by reference from Exhibit 10-3 to the
             Consent dated August 13, 1998, between       Company's Form 10-Q for the quarter ended
             LPC and Congress                             September 30, 1998 located under Securities and
                                                          Exchange Commission File No. 0-3252
                                                          ("September 30, 1998 Form 10-Q")

10-72        Amendment to Financing Agreements and        Incorporated by reference from Exhibit 10-4 to the
             Consent dated August 13, 1998, between       Company's Form 10-Q for the quarter ended
             LRGI and Congress                            September 30, 1998 located under Securities and
                                                          Exchange Commission File No. 0-3252
                                                          ("September 30, 1998 Form 10-Q")

10-73        Amendment to Financing Agreements and        Incorporated by reference from Exhibit 10-5 to the
             Consent dated October 20, 1998, between      Company's Form 10-Q for the quarter ended
             LPC and Congress                             September 30, 1998 located under Securities and
                                                          Exchange Commission File No. 0-3252
                                                          ("September 30, 1998 Form 10-Q")

10-74        Amendment to Financing Agreements and        Incorporated by reference from Exhibit 10-6 to the
             Consent dated October 20, 1998, between      Company's Form 10-Q for the quarter ended
             LRGI and Congress                            September 30, 1998 located under Securities and
                                                          Exchange Commission File No. 0-3252
                                                          ("September 30, 1998 Form 10-Q")


10-75        Amendment No. 2 to Loan and Security         Incorporated by reference from Exhibit 10-76 to
             Agreement dated November 30, 1998,           1998 Form 10-K
             between LPC and CIT

10-76        New Equipment Term Note dated                Incorporated by reference from Exhibit 10-77 to
             December 16, 1998, between LPC and           1998 Form 10-K
             Congress

10-77        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-78 to
             dated January 28, 1999, between LPC and      1998 Form 10-K
             Congress

10-78        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-79 to
             dated January 28, 1999, between LRGI and     1998 Form 10-K
             Congress

10-79        Term Promissory Note dated                   Incorporated by reference from Exhibit 10-80 to
             January 28, 1999, between LRGI and           1998 Form 10-K
             Congress

10-80        Term Promissory Note dated                   Incorporated by reference from Exhibit 10-81 to
             January 28, 1999, between LPC and            1998 Form 10-K
             Congress

10-81        Fifth Amended and Restated Promissory        Incorporated by reference from Exhibit 10-82 to
             Note dated January 28, 1999, between LPC     1998 Form 10-K
             and Congress

10-82        Amendment No. 6 to Credit Facility and       Incorporated by reference from Exhibit 10-83 to
             Security Agreement dated                     1998 Form 10-K
             January 31, 1999, among LPC, LRGI, and
             Bank One

10-83        Fifth Amendment Agreement dated              Incorporated by reference from Exhibit 10-84 to
             March 10, 1999, among LPC, LRGI, and         1998 Form 10-K
             Bank One

10-84        Promissory Note (Additional Equipment        Incorporated by reference from Exhibit 10-85 to
             Term Loan) dated March 10, 1999, among       1998 Form 10-K
             LPC, LRGI, and Bank One

10-85        Promissory Note dated March 30, 1999,        Incorporated by reference from Exhibit 10-86 to
             between LPC and CIT                          1998 Form 10-K

10-86        Amendment No. 3 to Loan and Security         Incorporated by reference from Exhibit 10-87 to
             Agreement dated March 30, 1999, between      1998 Form 10-K
             LPC and CIT

10-87        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-1 to the
             dated March 31, 1999, between LPC and        Company's Form 10-Q for the quarter ended
             Congress                                     March 31, 1999 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("March 31, 1999 Form
                                                          10-Q")


10-88        Term Promissory Note dated                   Incorporated by reference from Exhibit 10-2 to the
             March 31, 1999, between LPC and              Company's Form 10-Q for the quarter ended
             Congress                                     March 31, 1999 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("March 31, 1999 Form
                                                          10-Q")

10-89        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-3 to the
             dated March 31, 1999, between LRGI and       Company's Form 10-Q for the quarter ended
             Congress                                     March 31, 1999 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("March 31, 1999 Form
                                                          10-Q")

10-90        Term Promissory Note dated                   Incorporated by reference from Exhibit 10-4 to the
             March 31, 1999, between LRGI and             Company's Form 10-Q for the quarter ended
             Congress                                     March 31, 1999 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("March 31, 1999 Form
                                                          10-Q")

10-91        Promissory Note dated July 29, 1999,         Incorporated by reference from Exhibit 10-1 to the
             between LPC and CIT                          Company's Form 10-Q for the quarter ended
                                                          June 30, 1999 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("June 30, 1999 Form
                                                          10-Q")

10-92        New Equipment Note dated July 30, 1999,      Incorporated by reference from Exhibit 10-2 to the
             between LRG and Congress                     Company's Form 10-Q for the quarter ended
                                                          June 30, 1999 located under Securities and Exchange
                                                          Commission File No. 0-3252 ("June 30, 1999 Form
                                                          10-Q")

10-93        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-1 to the
             dated October 1, 1999, between LPC and       Company's Form 10-Q for the quarter ended
             Congress                                     September 30, 1999 located under Securities and
                                                          Exchange Commission File No. 0-3252
                                                          ("September 30, 1999 Form 10-Q")

10-94        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-2 to the
             dated October 1, 1999, between LRG and       Company's Form 10-Q for the quarter ended
             Congress                                     September 30, 1999 located under Securities and
                                                          Exchange Commission File No. 0-3252
                                                          ("September 30, 1999 Form 10-Q")

10-95        New Equipment Note dated December 6,         Incorporated by reference from Exhibit 10-96 to
             1999, between LRGI and Congress              1999 Form 10-K

10-96        Term Promissory Note dated December 30,      Incorporated by reference from Exhibit 10-97 to
             1999, between LPC and Congress               1999 Form 10-K

10-97        Sixth Amended and Restated Promissory        Incorporated by reference from Exhibit 10-98 to
             Note dated December 30, 1999, between        1999 Form 10-K
             LPC and Congress

10-98        Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-99 to
             dated December 30, 1999, between LPC         1999 Form 10-K
             and Congress


10-99        Note Amendment No. 5 to Loan and             Incorporated by reference from Exhibit 10-100 to
             Security Agreement dated                     1999 Form 10-K
             December 31, 1999, between LPC and CIT

10-100       Amendment No. 8 to Credit Facility and       Incorporated by reference from Exhibit 10-101 to
             Security Agreement dated                     1999 Form 10-K
             December 31, 1999, among LPC, LRGI,
             and Bank One

10-101       Note Amendment dated January 28, 2000,       Incorporated by reference from Exhibit 10-102 to
             between LPC and Nomura                       1999 Form 10-K

10-102       Agreement dated January 31, 2000,            Incorporated by reference from Exhibit 10-103 to
             between LPC and Nomura                       1999 Form 10-K

10-103       Third Amendment Agreement between            Incorporated by reference from Exhibit 10-104 to
             LRGI and Paul H. Pennell                     1999 Form 10-K

10-104       Agreement dated January 31, 2000, among      Incorporated by reference from Exhibit 10-105 to
             LPC, LRGI, and Congress

10-105       Agreement dated January 31, 2000,            Incorporated by reference from Exhibit 10-106 to
             between LPC and CIT                          1999 Form 10-K

10-106       Agreement dated January 31, 2000, among      Incorporated by reference from Exhibit 10-107 to
             LPC, LRGI, and Bank One                      1999 Form 10-K

10-107       Amendment No. 9 to Credit Facility and       Incorporated by reference from Exhibit 10-1 to the
             Security Agreement dated as of December      Company's Form 10-Q for the quarter ended
             31,1999, among LPC, LRGI, and Bank One       March 31, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")

10-108       New Equipment Note dated April 24, 2000,     Incorporated by reference from Exhibit 10-2 to the
             between LPC and Congress                     Company's Form 10-Q for the quarter ended
                                                          March 31, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")

10-109       New Equipment Note dated April 24, 2000,     Incorporated by reference from Exhibit 10-3 to the
             between LRGI and Congress                    Company's Form 10-Q for the quarter ended
                                                          March 31, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")

10-110       Agreement relating to 14% Junior             Incorporated by reference from Exhibit 10-4 to the
             Subordinated Notes dated April 30, 2000,     Company's Form 10-Q for the quarter ended
             between LPC and Michael A. Lubin             March 31, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")


10-111       Agreement relating to Junior Subordinated    Incorporated by reference from Exhibit 10-5 to the
             Convertible Increasing Rate Note dated       Company's Form 10-Q for the quarter ended
             April 30, 2000, among LPC, Michael A.        March 31, 2000 located under Securities and Exchange
             Lubin, and Warren Delano                     Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")

10-112       Note Amendment No. 2 to Note dated as of     Incorporated by reference from Exhibit 10-6 to the
             April 30, 2000, between LPC and Tri-Links    Company's Form 10-Q for the quarter ended
             Investment Trust, as successor to Nomura     March 31, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")

10-113       Fourth Amendment Agreement dated             Incorporated by reference from Exhibit 10-7 to the
             April 30, 2000, between LRGI and Paul H.     Company's Form 10-Q for the quarter ended
             Pennell                                      March 31, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")

10-114       Agreement dated as of April 30, 2000,        Incorporated by reference from Exhibit 10-8 to the
             among LPC, LRGI, and Congress                Company's Form 10-Q for the quarter ended
                                                          March 31, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")

10-115       Agreement dated as of April 30, 2000,        Incorporated by reference from Exhibit 10-9 to the
             between LPC and CIT                          Company's Form 10-Q for the quarter ended
                                                          March 31, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")

10-116       Agreement dated as of April 30, 2000,        Incorporated by reference from Exhibit 10-10 to the
             among LPC, LRGI, and Bank One                Company's Form 10-Q for the quarter ended
                                                          March 31, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")

10-117       Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-11 to the
             dated May 12, 2000, between LPC and          Company's Form 10-Q for the quarter ended
             Congress                                     March 31, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")

10-118       Amendment to Financing Agreements            Incorporated by reference from Exhibit 10-12 to the
             dated May 12, 2000, between LRGI and         Company's Form 10-Q for the quarter ended
             Congress                                     March 31, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2000 Form
                                                          10-Q")

10-119       Promissory Note dated June 26, 2000,         Incorporated by reference from Exhibit 10-1 to the
             Between LPC and CIT                          Company's Form 10-Q for the quarter ended
                                                          June 30, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2000 Form
                                                          10-Q")


10-120       Amendment No. 4 to Loan and Security         Incorporated by reference from Exhibit 10-2 to the
             Agreement dated June 26, 2000, between       Company's Form 10-Q for the quarter ended
             LPC and CIT                                  June 30, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2000 Form
                                                          10-Q")

10-121       Amendment No. 10 to Credit Facility and      Incorporated by reference from Exhibit 10-3 to the
             Security Agreement dated as of               Company's Form 10-Q for the quarter ended
             June 30, 2000, between LPC, LRGI, and        June 30, 2000 located under Securities and Exchange
             Bank One                                     Commission file No. 0-3252 ("June 30, 2000 Form
                                                          10-Q")

10-122       Agreement relating to 14% Junior             Incorporated by reference from Exhibit 10-4 to the
             Subordinated Notes dated July 31, 2000,      Company's Form 10-Q for the quarter ended
             between LPC and Michael A. Lubin             June 30, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2000 Form
                                                          10-Q")

10-123       Agreement relating to Junior Subordinated    Incorporated by reference from Exhibit 10-5 to the
             Convertible Increasing Rate Note dated       Company's Form 10-Q for the quarter ended
             July 31, 2000, among LPC, Michael A.         June 30, 2000 located under Securities and Exchange
             Lubin, and Warren Delano                     Commission file No. 0-3252 ("June 30, 2000 Form
                                                          10-Q")

10-124       Note Amendment No. 3 to Note dated as of     Incorporated by reference from Exhibit 10-6 to the
             July 31, 2000, between LPC and Tri-Links     Company's Form 10-Q for the quarter ended
             Investment Trust, as successor to Nomura     June 30, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2000 Form
                                                          10-Q")

10-125       Fifth Amendment Agreement dated              Incorporated by reference from Exhibit 10-7 to the
             July 31, 2000, between LRGI and Paul H.      Company's Form 10-Q for the quarter ended
             Pennell                                      June 30, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2000 Form
                                                          10-Q")

10-126       Agreement dated as of July 31, 2000,         Incorporated by reference from Exhibit 10-8 to the
             among LPC, LRGI, and Congress                Company's Form 10-Q for the quarter ended
                                                          June 30, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2000 Form
                                                          10-Q")

10-127       Agreement dated as of July 31, 2000,         Incorporated by reference from Exhibit 10-9 to the
             between LPC and CIT                          Company's Form 10-Q for the quarter ended
                                                          June 30, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2000 Form
                                                          10-Q")

10-128       Agreement dated as of July 31, 2000,         Incorporated by reference from Exhibit 10-10 to the
             among LPC, LRGI, and Bank One                Company's Form 10-Q for the quarter ended
                                                          June 30, 2000 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2000 Form
                                                          10-Q")


10-129        Congress Covenant Waiver                    Incorporated by reference from Exhibit 10-1 to the
                                                          Company's Form 10-Q for the quarter ended
                                                          September 30, 2000 located under Securities and
                                                          Exchange Commission file No. 0-3252
                                                          ("September 30, 2000 Form 10-Q")

10-130        Congress Covenant Amendment dated as of     Incorporated by reference from Exhibit 10-2 to the
              August 31, 2000                             Company's Form 10-Q for the quarter ended
                                                          September 30, 2000 located under Securities and
                                                          Exchange Commission file No. 0-3252
                                                          ("September 30, 2000 Form 10-Q")

10-131        Agreement relating to 14% Junior            Incorporated by reference from Exhibit 10-3 to the
              Subordinated Notes dated                    Company's Form 10-Q for the quarter ended
              October 31, 2000, between LPC and           September 30, 2000 located under Securities and
              Michael A. Lubin                            Exchange Commission file No. 0-3252
                                                          ("September 30, 2000 Form 10-Q")

10-132        Agreement relating to Junior Subordinated   Incorporated by reference from Exhibit 10-4 to the
              Convertible Increasing Rate Note dated      Company's Form 10-Q for the quarter ended
              October 31, 2000, among LPC, Michael A.     September 30, 2000 located under Securities and
              Lubin, and Warren Delano                    Exchange Commission file No. 0-3252
                                                          ("September 30, 2000 Form 10-Q")

10-133        Note Amendment No. 4 to Note dated as of    Incorporated by reference from Exhibit 10-5 to the
              October 31, 2000, between LPC and Tri-      Company's Form 10-Q for the quarter ended
              Links Investment Trust, as successor to     September 30, 2000 located under Securities and
              Nomura                                      Exchange Commission file No. 0-3252
                                                          ("September 30, 2000 Form 10-Q")

10-134        Sixth Amendment Agreement dated             Incorporated by reference from Exhibit 10-6 to the
              October 31, 2000, between LRGI and Paul     Company's Form 10-Q for the quarter ended
              H. Pennell                                  September 30, 2000 located under Securities and
                                                          Exchange Commission file No. 0-3252
                                                          ("September 30, 2000 Form 10-Q")

10-135        Agreement dated as of October 31, 2000,     Incorporated by reference from Exhibit 10-7 to the
              among LPC, LRGI, and Congress               Company's Form 10-Q for the quarter ended
                                                          September 30, 2000 located under Securities and
                                                          Exchange Commission file No. 0-3252
                                                          ("September 30, 2000 Form 10-Q")

10-136        Agreement dated as of October 31, 2000,     Incorporated by reference from Exhibit 10-8 to the
              between LPC and CIT                         Company's Form 10-Q for the quarter ended
                                                          September 30, 2000 located under Securities and
                                                          Exchange Commission file No. 0-3252
                                                          ("September 30, 2000 Form 10-Q")

10-137        Agreement dated as of October 31, 2000,     Incorporated by reference from Exhibit 10-9 to the
              among LPC, LRGI, and Bank One               Company's Form 10-Q for the quarter ended
                                                          September 30, 2000 located under Securities and
                                                          Exchange Commission file No. 0-3252
                                                          ("September 30, 2000 Form 10-Q")


10-138      Congress Covenant Amendment dated         Incorporated by reference from Exhibit 10-139 to 2000
            November 30, 2000                         Form 10-K

10-139      Amendment No. 6 to Loan and Security      Incorporated by reference from Exhibit 10-140 to 2000
            Agreement dated December 31, 2000,        Form 10-K
            between LPC and CIT


10-140      Amendment No. 12 to Credit Facility and   Incorporated by reference from Exhibit 10-141 to 2000
            Security Agreement dated                  Form 10-K
            December 31, 2000, between LPC, LRGI,
            and Bank One

10-141      Amendment No. 11 to Credit Facility and   Incorporated by reference from Exhibit 10-142 to 2000
            Security Agreement dated                  Form 10-K
            January 31, 2001, between LPC, LRGI, and
            Bank One

10-142      Agreement relating to 14% Junior          Incorporated by reference from Exhibit 10-143 to 2000
            Subordinated Notes dated                  Form 10-K
            January 31, 2001, between LPC and
            Michael A. Lubin

10-143      Agreement relating to Junior Subordinated Incorporated by reference from Exhibit 10-144 to 2000
            Convertible Increasing Rate Notes dated   Form 10-K
            January 31, 2001, between LPC, Michael
            A. Lubin, and Warren Delano
10-144
            Note Amendment No. 5 relating to Note     Incorporated by reference from Exhibit 10-145 to 2000
            dated as of January 31, 2001, between LPC Form 10-K
            and Tri-Links Investment Trust, as
            successor to Nomura

10-145
            Seventh Amendment Agreement dated         Incorporated by reference from Exhibit 10-146 to 2000
            January 31, 2001, between LRGI and Paul   Form 10-K
            Pennell
10-146
            Agreement dated January 31, 2001,         Incorporated by reference from Exhibit 10-147 to 2000
            between LPC, LRGI, and Congress           Form 10-K

10-147
            Agreement dated January 31, 2001,         Incorporated by reference from Exhibit 10-148 to 2000
            between LPC and CIT                       Form 10-K

10-148
            Agreement dated January 31, 2001,         Incorporated by reference from Exhibit 10-149 to 2000
            between LPC, LRGI, and Bank One           Form 10-K
10-149
            New Equipment Term Note dated             Incorporated by reference from Exhibit 10-150 to 2000
            February 8, 2001, between LRGI and        Form 10-K
            Congress





10-150        Letter Agreement dated February 8, 2001,    Incorporated by reference from Exhibit 10-151 to 2000
              between Congress and LRGI, and consent      Form 10-K
              thereto of LPC

10-151        Letter Agreement dated February 8, 2001,    Incorporated by reference from Exhibit 10-152 to 2000
              between Congress and LPC, and consent       Form 10-K
              thereto of LRGI

10-152        Agreement relating to 14% Junior            Incorporated by reference from Exhibit 10-1 to the
              Subordinated Notes dated as of April 30,    Company's Form 10-Q for the quarter ended
              2001, between LPC and Michael A. Lubin      March 31, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2001
                                                          Form 10-Q")

10-153        Agreement relating to Junior Subordinated   Incorporated by reference from Exhibit 10-2 to the
              Convertible Increasing Rate note dated as   Company's Form 10-Q for the quarter ended
              of April 30, 2001, among LPC, Michael A.    March 31, 2001 located under Securities and Exchange
              Lubin, and Warren Delano                    Commission file No. 0-3252 ("March 31, 2001
                                                          Form 10-Q")

10-154        Amendment no. 6 to note dated as of         Incorporated by reference from Exhibit 10-3 to the
              April 30, 2001, between LPC and Tri-Links   Company's Form 10-Q for the quarter ended
              Investment Trust, as successor to Nomura    March 31, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2001
                                                          Form 10-Q")

10-155        Eighth amendment agreement dated            Incorporated by reference from Exhibit 10-4 to the
              April 30, 2001, between LRGI and Paul       Company's Form 10-Q for the quarter ended
              Pennell                                     March 31, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2001
                                                          Form 10-Q")


10-156        Agreement dated as of April 30, 2001,       Incorporated by reference from Exhibit 10-5 to the
              among LPC, LRGI, and Congress               Company's Form 10-Q for the quarter ended
                                                          March 31, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2001
                                                          Form 10-Q")

10-157        Agreement dated as of April 30, 2001,       Incorporated by reference from Exhibit 10-6 to the
              between LPC and CIT                         Company's Form 10-Q for the quarter ended
                                                          March 31, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2001
                                                          Form 10-Q")

10-158        Agreement dated as of April 30, 2001,       Incorporated by reference from Exhibit 10-7 to the
              among LPC, LRGI, and Bank One               Company's Form 10-Q for the quarter ended
                                                          March 31, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("March 31, 2001
                                                          Form 10-Q")


10-159        Agreement relating to 14% Junior            Incorporated by reference from Exhibit 10-1 to the
              Subordinated Notes dated as of July 31,     Company's Form 10-Q for the quarter ended
              2001, between LPC and Michael A. Lubin      June 30, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")

10-160        Agreement relating to Junior Subordinated   Incorporated by reference from Exhibit 10-2 to the
              Convertible Increasing Rate note dated as   Company's Form 10-Q for the quarter ended
              of July 31, 2001, among LPC, Michael A.     June 30, 2001 located under Securities and Exchange
              Lubin, and Warren Delano                    Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")

10-161        Amendment no. 7 to note dated as of         Incorporated by reference from Exhibit 10-3 to the
              July 31, 2001, between LPC and Tri-Links    Company's Form 10-Q for the quarter ended
              Investment Trust, as successor to Nomura    June 30, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")

10-162        Ninth amendment agreement dated July 31,    Incorporated by reference from Exhibit 10-4 to the
              2001, between LRGI and Paul Pennell         Company's Form 10-Q for the quarter ended
                                                          June 30, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")

10-163        Agreement dated as of July 31, 2001,        Incorporated by reference from Exhibit 10-5 to the
              among LPC, LRGI, and Congress               Company's Form 10-Q for the quarter ended
                                                          June 30, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")

10-164        Congress covenant amendment dated           Incorporated by reference from Exhibit 10-6 to the
              June 29, 2001                               Company's Form 10-Q for the quarter ended
                                                          June 30, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")

10-165        Agreement dated as of July 31, 2001,        Incorporated by reference from Exhibit 10-7 to the
              between LPC and CIT                         Company's Form 10-Q for the quarter ended
                                                          June 30, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")

10-166        Agreement dated as of July 31, 2001,        Incorporated by reference from Exhibit 10-8 to the
              among LPC, LRGI, and Bank One               Company's Form 10-Q for the quarter ended
                                                          June 30, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")

10-167        Amendment to promissory note dated          Incorporated by reference from Exhibit 10-9 to the
              July 31, 2001, between LPC, LRGI, and       Company's Form 10-Q for the quarter ended
              Bank One                                    June 30, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")



10-168        Amendment to promissory note dated          Incorporated by reference from Exhibit 10-10 to the
              July 31, 2001, between LPC, LRGI, and       Company's Form 10-Q for the quarter ended
              Bank One                                    June 30, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")

10-169        Bank One covenant amendment dated June      Incorporated by reference from Exhibit 10-11 to the
              30, 2001                                    Company's Form 10-Q for the quarter ended
                                                          June 30, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")

10-170        Long term contract between Delphi           Incorporated by reference from Exhibit 10-12 to the
              Automotive Systems LLC and Lexington        Company's Form 10-Q for the quarter ended
              Connector Seals                             June 30, 2001 located under Securities and Exchange
                                                          Commission file No. 0-3252 ("June 30, 2001
                                                          Form 10-Q")

10-171        Agreement relating to 14% Junior            Incorporated by reference from Exhibit 10-1 to the
              Subordinated Notes dated as of October      Company's Form 10-Q for the quarter ended
              31, 2001, between LPC and Michael A.        September 30, 2001 located under Securities and
              Lubin                                       Exchange Commission file No. 0-3252
                                                          ("September 30, 2001 Form 10-Q")

10-172        Agreement relating to Junior Subordinated   Incorporated by reference from Exhibit 10-2 to the
              Convertible Increasing Rate note dated as   Company's Form 10-Q for the quarter ended
              of October 31, 2001, among LPC, Michael     September 30, 2001 located under Securities and
              A. Lubin, and Warren Delano                 Exchange Commission file No. 0-3252
                                                          ("September 30, 2001 Form 10-Q")

10-173        Amendment no. 8 to note dated as of         Incorporated by reference from Exhibit 10-3 to the
              October 31, 2001, between LPC and Tri-      Company's Form 10-Q for the quarter ended
              Links Investment Trust, as successor to     September 30, 2001 located under Securities and
              Nomura                                      Exchange Commission file No. 0-3252
                                                          ("September 30, 2001 Form 10-Q")

10-174        Tenth amendment agreement dated             Incorporated by reference from Exhibit 10-4 to the
              October 31, 2001, between LRGI and Paul     Company's Form 10-Q for the quarter ended
              Pennell                                     September 30, 2001 located under Securities and
                                                          Exchange Commission file No. 0-3252
                                                          ("September 30, 2001 Form 10-Q")

10-175        Agreement dated as of October 31, 2001,     Incorporated by reference from Exhibit 10-5 to the
              among LPC, LRGI, and Congress               Company's Form 10-Q for the quarter ended
                                                          September 30, 2001 located under Securities and
                                                          Exchange Commission file No. 0-3252
                                                          ("September 30, 2001 Form 10-Q")

10-176        Congress covenant amendment dated as of     Incorporated by reference from Exhibit 10-6 to the
              August 30, 2001                             Company's Form 10-Q for the quarter ended
                                                          September 30, 2001 located under Securities and
                                                          Exchange Commission file No. 0-3252
                                                          ("September 30, 2001 Form 10-Q")


10-177        Agreement dated as of October 31, 2001,     Incorporated by reference from Exhibit 10-7 to the
              between LPC and CIT                         Company's Form 10-Q for the quarter ended
                                                          September 30, 2001 located under Securities and
                                                          Exchange Commission file No. 0-3252
                                                          ("September 30, 2001 Form 10-Q")

10-178        Agreement dated as of October 31, 2001,     Incorporated by reference from Exhibit 10-8 to the
              among LPC, LRGI, and Bank One               Company's Form 10-Q for the quarter ended
                                                          September 30, 2001 located under Securities and
                                                          Exchange Commission file No. 0-3252
                                                          ("September 30, 2001 Form 10-Q")

10-179        Agreement relating to 14% Junior            Filed with this Form 10-K
              Subordinated Notes dated as of January 31,
              2002, between LPC and Michael A. Lubin

10-180        Agreement relating to Junior Subordinated   Filed with this Form 10-K
              Convertible Increasing Rate note dated as
              of January 31, 2002, among LPC, Michael
              A. Lubin, and Warren Delano

10-181        Amendment no. 9 to note dated as of         Filed with this Form 10-K
              January 31, 2002, between LPC and Tri-
              Links Investment Trust, as successor to
              Nomura

10-182        Agreement dated as of January 31, 2002,     Filed with this Form 10-K
              among LPC, LRGI, and Congress

10-183        Agreement dated as of January 31, 2002,     Filed with this Form 10-K
              between LPC and CIT

10-184        Agreement dated as of January 31, 2002,     Filed with this Form 10-K
              among LPC, LRGI, and Bank One

10-185        Extension letter dated March 28, 2002 from  Filed with this Form 10-K
              Bank One to LPC

10-186        Congress covenant amendment dated           Filed with this Form 10-K
              March 29, 2002

10-187        Bank One covenant amendment dated as of     Filed with this Form 10-K
              December 31, 2001

10-188        CIT covenant amendment dated as of          Filed with this Form 10-K
              February 28, 2002

10-189        Agreement dated as of March 29, 2002        Filed with this Form 10-K
              among LPC, LRGI, and Congress

21-1          Significant Subsidiary of Registrant        Filed with this Form 10-K

