Form 10-K/A
period 2001-12-31
LEXINGTON PRECISION CORP
filed 2002-05-03
CIK 12570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2001

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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

         This Form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of Lexington Precision Corporation (the "Company") filed with the Securities and Exchange Commission on April 1, 2002 for the purpose of adding the following
Items:

        (a)   Part III, Item 10, Directors and Executive Officers of the
              Registrant;

        (b)   Part III, Item 11, Executive Compensation;

        (c) Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management; and

        (d)   Part III, Item 13, Certain Relationships and Related Transactions.

No other changes were made to the Company's Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the directors and executive officers of the Company.


    NAME                            POSITION AND OFFICES                 AGE
    ----                            --------------------                 ---
Michael A. Lubin                    Chairman of the Board                 52

Warren Delano                       President and Director                51

Dennis J. Welhouse                  Senior Vice President,                53
                                    Chief Financial Officer
                                    and Assistant Secretary

James R. Bower                      Treasurer                             37

William B. Conner                   Director                              69

Kenneth I. Greenstein               Director and Secretary                72

Joseph A. Pardo                     Director                              68


         Mr. Lubin has been Chairman of the Board of the Company for more than five years. For more than five years, Mr. Lubin has been a partner of Lubin, Delano & Company, an investment banking and consulting firm. Mr. Lubin was President and Chief Operating Officer of Salant Corporation, a manufacturer of men's, women's, and children's apparel, from April 1997 through July 1997 and was Executive Vice President and Chief Operating Officer of Salant Corporation from October 1995 through March 1997. On December 29, 1998, Salant Corporation filed a petition seeking relief from creditors under chapter 11 of the U.S. Bankruptcy Code. Mr. Lubin has been a Director of the Company since 1985.

         Mr. Delano has been President of the Company for more than five years. For more than five years, Mr. Delano has been a partner of Lubin, Delano & Company, an investment banking and consulting firm. Mr. Delano has been a Director of the Company since 1985.

         Mr. Welhouse has been Senior Vice President, Chief Financial Officer, and Assistant Secretary of the Company for more than five years.

         Mr. Bower has been Treasurer of the Company since December 29, 2000. From February 1994 through September 2000, Mr. Bower was Director of Finance of the Alan Ross Insurance Agency, Inc.

         Mr. Conner is a private investor. For more than five years, Mr. Conner has been President and director of Conner Holding Company, a holding company for aviation companies, and Chairman of the Board of the subsidiaries thereof. Mr. Conner has been a Director of the Company since 1981.

         Mr. Greenstein has been Secretary of the Company since September 1979, and a consultant to the Company since January 1998. For more than five years prior thereto, Mr. Greenstein was a stockholder of a professional corporation that was a partner in Nixon, Hargrave, Devans & Doyle LLP (now known as Nixon Peabody LLP), a law firm. Mr. Greenstein has been a Director of the Company since 1978.

         Mr. Pardo is an attorney and financial consultant and has been the Chairman of Phoenix Advisors, LLC since July 2000. During the past five years, Mr. Pardo has served as a financial consultant to a number of public and private companies, including Trustee of various creditor trusts in connection with reorganizations under Chapter 11 of the federal bankruptcy code, Chairman of the Board of Brothers Gourmet Coffee Co. since October 2000, and Director of Weblink Wireless, Inc., a wireless communications company, since March 2001. Mr. Pardo has been a Director of the Company since March 2002.

         Each member of the Board of Directors receives an annual fee of $12,000. Directors receive $1,000 for each Board or Committee meeting attended in person as well as reasonable out-of-pocket expenses incurred in connection with attending such meetings. Directors receive $250 for each Board or Committee meeting attended by telephone. There are no other fees paid to directors for services rendered as members of the Board.

         Each of the Company's executive officers serves at the pleasure of the Board of Directors.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder require the Company's officers and directors and persons who own more than 10 percent of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish to the Company copies of all such filings.

         Based solely on its review of the copies of such reports and written representations from certain reporting persons that certain reports were not required to be filed by such persons, the Company believes that all of its directors, officers, and beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during the year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes, for the Company's past three fiscal years, the compensation paid to each of the Company's executive officers whose total annual salary and bonus exceeded $100,000.


                                                         ANNUAL                     LONG-TERM
                                                      COMPENSATION                 COMPENSATION
                                            -------------------------------     ----------------
                                                                                   RESTRICTED         ALL OTHER
                              FISCAL                                                STOCK             COMPENSATION
     NAME AND POSITION         YEAR           SALARY($)         BONUS($)(1)        AWARD($)              ($)
   ---------------------    --------------  --------------    ----------------  -----------------   -----------------

Michael A. Lubin                 2001        263,500 (2)             -                  -                   -
   Chairman of the               2000        263,000 (2)             -                  -                   -
     Board                       1999        267,000 (2)          93,750                -                   -

Warren Delano                    2001        263,500 (3)             -                  -                   -
   President and                 2000        263,000 (3)             -                  -                   -
     Director                    1999        267,000 (3)          93,750                -                   -

Dennis J. Welhouse               2001          148,500               -                  -               5,474 (5)
   Senior Vice                   2000          148,500               -              27,344 (4)          5,591 (5)
     President, Chief            1999          144,200            32,445                -               7,645 (5)
     Financial Officer and
     Assistant
     Secretary

(1) Amounts reported in a particular year reflect bonuses earned for services rendered in that year and paid in the following year.

(2) Includes (a) compensation, paid indirectly to Mr. Lubin through Lubin, Delano & Company, in the amounts of $250,000 during 2001, 2000 and 1999, for services rendered as an executive officer of the Company and
         (b) fees paid to Mr. Lubin for serving as a member of the Company's Board of Directors. Lubin, Delano & Company is an investment banking and consulting firm of which Messrs. Lubin and Delano are the only partners. See "Compensation Committee Report on Executive Compensation" and "Certain Relationships and Transactions."

(3) Includes (a) compensation, paid indirectly to Mr. Delano through Lubin, Delano & Company, in the amounts of $250,000 during 2001, 2000 and 1999, for services rendered as an executive officer of the Company and
         (b) fees paid to Mr. Delano for serving as a member of the Company's Board of Directors. See "Compensation Committee Report on Executive Compensation" and "Certain Relationships and Transactions."

(4) Represents the fair market value of 25,000 shares of restricted common stock on January 28, 2000, the date on which the restricted shares were awarded to Mr. Welhouse. The restricted shares vest over a five-year period.

(5) Includes (a) Company contributions of $4,471, $4,627, and $7,219, made to Mr. Welhouse's account under the Company's 401(k) Plan in 2001, 2000, and 1999, respectively, (b) insurance premiums of $477, $360, and $426 paid by the Company in 2001, 2000, and 1999, respectively, for term life insurance owned by Mr. Welhouse, and (c) imputed interest of $526 and $604 in 2001 and 2000, respectively.

         No stock options or stock appreciation rights were granted to, exercised by, or held by any of the persons named in the table above during 2001, 2000, or 1999.



             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee is composed of two non-employee members of the Company's Board of Directors. The Compensation Committee is responsible, subject to the approval of the Board of Directors, for reviewing salaries, cash bonus awards, and existing or potential compensation plans for the Company's executive officers and other eligible employees and making recommendations to the Board of Directors regarding such salaries, cash bonus awards, and compensation plans. Additionally, the Committee administered the Company's 1986 Restricted Stock Award Plan, which expired on December 31, 2001.

COMPENSATION PHILOSOPHY AND POLICY

         The Company's compensation program generally is designed to motivate and reward the Company's executive officers for attaining financial, operational, and strategic objectives that will contribute to the overall goal of enhancing stockholder value. The principal elements of the compensation plan include base salary and cash bonus awards.

         BASE SALARY. In determining the base pay levels for executive officers of the Company, the Compensation Committee considers the compensation paid by a group of industrial companies that are generally similar to the Company. The group of companies with which the Company compares itself for this purpose is subject to change as the companies change size or focus, merge, or are acquired. Base pay levels, prior to taking into account other factors considered by the Compensation Committee, are at the mid-range of base pay levels for such group of companies. The Compensation Committee believes that the Company's most direct competitors are private companies that do not publicly disclose information regarding executive compensation, financial condition, or operating performance. The Compensation Committee also believes that the companies with which the Company compares itself for the purpose of determining executive compensation are not necessarily included in the indices used to compare stockholder returns that are contained elsewhere in this Proxy Statement. In determining the salary component of compensation packages for executive officers, the Compensation Committee also takes into consideration the recent performance of the individual and the Company, the experience of the individual, and the scope and complexity of the position. The Compensation Committee does not assign weights to these factors and does not consider any one factor more important than another.

         INCENTIVE COMPENSATION PLAN. To provide incentives to increase profitability, the Company has an incentive compensation plan that provides for the payment of cash bonus awards to executive officers and other eligible employees of the Company. Bonus awards for eligible divisional employees are based upon the attainment of predetermined profit targets at each respective division. Bonus awards for executive officers and other eligible corporate employees are based upon the attainment of predetermined consolidated profit targets. The Compensation Committee is responsible for the supervision of the plan. Until December 31, 2001, the Company also had a restricted stock plan that permitted it to award restricted shares of common stock to officers and key employees of the Company. During 2001 and 1999, no shares of restricted stock were awarded or outstanding. In January 2000, the Compensation Committee awarded 125,000 shares of restricted common stock to key employees of the Company. Under the terms of the restricted stock award plan, the shares issued during January 2000 vest over a five-year period.

         COMPENSATION OF MESSRS. DELANO AND LUBIN. Messrs. Delano and Lubin are compensated indirectly by the Company through payments made to Lubin, Delano & Company, an investment banking and consulting firm of which they are the only partners. During 2001, the aggregate payments made to Lubin, Delano & Company for services provided by Messrs. Delano and Lubin in their capacities as President and Chairman of the Board, respectively, totaled $500,000. The Company's arrangements with Lubin, Delano & Company also provide for an incentive fee based upon the attainment of predetermined consolidated profit targets and additional compensation, as mutually agreed upon, for services provided by Lubin, Delano & Company in connection with acquisitions, divestitures, financings, or other similar transactions involving the Company. Messrs. Delano and Lubin received no payments under the incentive compensation plan for 2001 and no additional compensation for services provided in connection with acquisitions, divestitures, financings, or similar transactions during 2001.

         The compensation paid for the combined services of Messrs. Delano and Lubin as President and Chairman of the Board of the Company, respectively, was agreed to after considering the responsibilities of such positions and the competitive marketplace for executive talent. The Compensation Committee believes that the compensation paid to Lubin, Delano & Company during 2001 for the combined services of Messrs. Delano and Lubin as executive officers of the Company comports with the Compensation Committee's subjective perception of the base compensation levels of chief executives employed by other industrial companies, both public and private.

                                        COMPENSATION COMMITTEE

                                        William B. Conner, Chairman
                                        Kenneth I. Greenstein, Member

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Company's Compensation Committee are William B. Conner and Kenneth I. Greenstein. Neither of Messrs. Conner and Greenstein have ever been employees of the Company, and Mr. Conner, who is the Chairman of the Compensation Committee, has never been an officer of the Company. Mr. Greenstein has served as Secretary of the Company since 1979.



                             STOCK PRICE PERFORMANCE

         Set forth below is a line graph comparing the yearly cumulative total return on the Company's Common Stock, based on the market price of the Common Stock, with the yearly cumulative total return on the common stock of companies in the Standard & Poors 500 Index and the NASDAQ Composite Index.

                    COMPARISON OF FIVE-YEAR TOTAL RETURN FOR
  LEXINGTON PRECISION CORPORATION, S & P 500 INDEX, AND NASDAQ COMPOSITE INDEX

         A graph appears here comparing the value of Lexington Precision Corporation ("LPC") stock with the S&P 500 Index ("S&P") and the NASDAQ Composite Index ("NASDAQ") for six years ended December 31, beginning in 1996. The horizontal axis of the graph represents years, begins with the number 1996, and continues with five successive years, ending with the year 2001 and the vertical axis of the graph represents dollars, begins with the number 0, continues with eight additional entries numbered in increments of fifty and ends with the number 400. The entry for the year 1996 shows all three entries at a point on the axis representing 100. The entry for the year 1997 shows the value of LPC stock at a point on the axis representing 126.47, the S&P at a point on the axis representing 131.01 and the NASDAQ at a point on the axis representing
121.64. The entry for the year 1998 shows the value of LPC stock at a point on the axis representing 70.59, the S&P at a point on the axis representing 165.95 and the NASDAQ at a point on the axis representing 169.84. The entry for the year 1999 shows the value of LPC stock at a point on the axis representing 55.88, the S&P at a point on the axis representing 198.35 and the NASDAQ at a point on the axis representing 315.20. The entry for the year 2000 shows the value of LPC stock at a point on the axis representing 37.18, the S&P at a point on the axis representing 178.24 and the NASDAQ at a point on the axis representing 191.36. The entry for the year 2002 shows the value of LPC stock at a point on the axis representing 14.59, the S&P at a point on the axis representing 154.99 and the NASDAQ at a point on the axis representing 151.07.


                             YEAR ENDED DECEMBER 31

         At December 31, 1996, 1997, 1998, 1999, 2000, and 2001, the last trade listed on the OTC Bulletin Board, provided by the National Association of Securities Dealers, was $2.125, $2.6875, $1.50, $1.1875, $0.79, and $0.31 per
share, respectively. The Company believes that twelve brokerage firms currently make a market in the Company's Common Stock, although both bid and asked quotations may be limited.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock, as of April 10, 2002, by (i) each director, (ii) each of the named executive officers, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock. Except as set forth below, the business address of each officer, director, or stockholder listed below is c/o Lexington Precision Corporation, 767 Third Avenue, 29th Floor, New York, NY 10017.


                                    SHARES OF COMMON STOCK       PERCENT OF
   NAME OF BENEFICIAL OWNER         BENEFICIALLY OWNED (1)       CLASS OWNED
   ------------------------         ----------------------       -----------
Michael A. Lubin                         1,516,242 (2)              31.4%
Warren Delano                            1,385,855 (3)              28.7
William B. Conner                         281,906 (4)                5.8
Dennis J. Welhouse                        90,842 (5)                 1.9
Kenneth I. Greenstein                     35,636 (6)                  *
James R. Bower                                 -                      -
Joseph A. Pardo                                -                      -
Directors and executive
officers as a group(6
persons)                                 3,221,419 (7)              66.7

*        Less than 1 percent.

(1) The persons named in the table have sole voting and dispositive power with respect to all shares of the Company's Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, except as set forth in the notes to the table.

(2) Includes (a) 35,000 shares owned by each of Mr. Lubin's two minor children, with respect to which Mr. Lubin acts as custodian under the New York Uniform Gifts to Minors Act and (b) 50,000 shares owned by an individual retirement account of Mr. Lubin. Also includes 89,062 shares owned by a retirement benefit plan of which Mr. Lubin and Mr. Delano are both beneficiaries.

(3) Includes 110,750 shares owned by individual retirement accounts of Mr. Delano. Also includes 89,062 shares owned by a retirement benefit plan of which Mr. Delano and Mr. Lubin are both beneficiaries.

(4) Includes 220,594 shares owned by Conner Holding Company, a Nevada corporation, of which Mr. Conner is president, a director, and majority stockholder. Mr. Conner's address is c\o Conner Holding Company, 1030 State Street, Erie, Pennsylvania 16501.

(5) Includes 15,000 shares granted to Mr. Welhouse on January 28, 2000, pursuant to the Company's Restricted Stock Award Plan that are scheduled to vest during the years 2003 through 2005.

(6) Includes 8,170 shares owned by a retirement benefit plan of which Mr. Greenstein is the sole beneficiary.

(7) See footnotes 1 through 6, above. Total includes 89,062 shares owned by a retirement benefit plan of which Messrs. Delano and Lubin are beneficiaries that are reported in the shares beneficially owned by both Mr. Delano and Mr. Lubin.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Warren Delano and Michael A. Lubin beneficially own 28.7% and 31.4%, respectively, of the Common Stock of the Company.

         Messrs. Delano and Lubin are compensated indirectly by the Company through payments made to Lubin, Delano & Company, an investment banking and consulting firm of which they are the only partners. During 2001, the aggregate payments made to Lubin, Delano & Company for services provided by Messrs. Delano and Lubin in their capacities as President and Chairman of the Board, respectively, were $500,000. The Company's arrangements with Lubin, Delano & Company also provide for an incentive fee based upon the attainment of predetermined consolidated profit targets and additional compensation, as mutually agreed upon, for services provided by Lubin, Delano & Company in connection with acquisitions, divestitures, financings, or other similar transactions involving the Company. Messrs. Delano and Lubin received no payments under the incentive compensation plan for 2001 and no additional compensation for services provided in connection with acquisitions, divestitures, financings, or similar transactions during 2001.

         Messrs. Delano and Lubin and their affiliates are holders of $1,500,000 principal amount of the Company's senior subordinated notes due February 1, 2000, and $347,000 principal amount of the Company's junior subordinated nonconvertible notes due May 1, 2000. On February 1, 2000, Messrs. Delano and Lubin converted the $1,000,000 principal amount of the Company's junior subordinated convertible notes due May 1, 2000, into 440,000 shares of Common Stock in accordance with the terms of such notes. The Company is in default in respect of its senior subordinated notes because it did not make payments of principal of $27,412,000, and interest of $1,748,000, on the senior subordinated notes that were due on February 1, 2000. As a result, the Company is prohibited from paying interest on the junior subordinated notes until the payment default on the senior subordinated notes is remedied.

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

May 2, 2002