Form 10-Q
period 2002-03-31
LEXINGTON PRECISION CORP
filed 2002-05-15
CIK 12570

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2002

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


         COMMON STOCK, $0.25 PAR VALUE, 4,828,036 SHARES AS OF MAY 10, 2002 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)







================================================================================

                        LEXINGTON PRECISION CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS




PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements............................................................................1

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................15

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................................24

PART II.     OTHER INFORMATION

Item 3.      Defaults on Senior Securities..................................................................25

Item 6.      Exhibits and Reports on Form 8-K...............................................................25

                                      PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                     LEXINGTON PRECISION CORPORATION

                                   CONSOLIDATED STATEMENT OF OPERATIONS
                              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                               (UNAUDITED)


                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                        -----------------------------
                                                                                           2002               2001
                                                                                           ----               ----

Net sales                                                                               $ 30,244             $ 32,968

Cost of sales                                                                             27,276               28,549
                                                                                        --------             --------

     Gross profit                                                                          2,968                4,419

Selling and administrative expenses                                                        2,255                2,475

Plant closure costs                                                                          522                 --
                                                                                        --------             --------

     Income from operations                                                                  191                1,944

Interest expense                                                                           1,796                2,325
                                                                                        --------             --------

     Loss before income taxes                                                             (1,605)                (381)

Income tax provision                                                                          21                 --
                                                                                        --------             --------

     Net loss                                                                           $ (1,626)            $   (381)
                                                                                        ========             ========



Per share data:

     Basic and diluted net loss applicable to common stockholders                       $  (0.34)            $  (0.08)
                                                                                        ========             ========









See notes to consolidated financial statements.

                        LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                MARCH 31,             DECEMBER 31,
                                                                                  2002                    2001
                                                                             ---------------        ----------------

ASSETS:

Current assets:
     Cash                                                                        $      61              $     189
     Marketable securities                                                           1,344                  1,274
     Accounts receivable                                                            21,941                 18,753
     Inventories                                                                     8,210                  8,493
     Prepaid expenses and other current assets                                       3,513                  3,523
     Deferred income taxes                                                           1,914                  1,914
                                                                                 ---------              ---------
         Total current assets                                                       36,983                 34,146

Property, plant, and equipment, net                                                 53,025                 55,324
Excess of cost over net assets of businesses acquired                                7,831                  7,831
Other assets                                                                         2,577                  2,576
                                                                                 ---------              ---------

              Total assets                                                       $ 100,416              $  99,877
                                                                                 =========              =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                                            $  13,384              $  12,077
     Accrued expenses                                                               16,101                 14,586
     Short-term debt                                                                77,699                 77,794
     Current portion of long-term debt                                               2,625                  2,617
                                                                                 ---------              ---------
         Total current liabilities                                                 109,809                107,074
                                                                                 ---------              ---------

Long-term debt, excluding current portion                                            1,339                  2,000
                                                                                 ---------              ---------
Deferred income taxes and other long-term liabilities                                2,146                  2,132
                                                                                 ---------              ---------

Series B preferred stock                                                               330                    330
                                                                                 ---------              ---------

Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,828,036 shares issued                                            1,207                  1,207
     Additional paid-in-capital                                                     12,960                 12,960
     Accumulated deficit                                                           (27,445)               (25,826)
     Accumulated other comprehensive income                                             70                   --
                                                                                 ---------              ---------
         Total stockholders' deficit                                               (13,208)               (11,659)
                                                                                 ---------              ---------

              Total liabilities and stockholders' deficit                        $ 100,416              $  99,877
                                                                                 =========              =========

See notes to consolidated financial statements

                        LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                             ------------------------------
                                                                               2002                   2001
                                                                               ----                   ----

OPERATING ACTIVITIES:

     Net loss                                                               $  (1,626)             $    (381)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                           2,866                  3,068
         Amortization included in operating expense                               183                    304
         Amortization included in interest expense                                 36                     45
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable                                              (3,188)                (2,072)
              Inventories                                                         283                  1,387
              Prepaid expenses and other current assets                           204                    236
              Accounts payable                                                  1,307                 (3,074)
              Accrued expenses                                                  1,515                  1,577
         Other                                                                     30                      6
                                                                            ---------              ---------
              Net cash provided by operating activities                         1,610                  1,096
                                                                            ---------              ---------

INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                                 (778)                (1,226)
     Net decrease (increase) in equipment deposits                                 38                   (181)
     Expenditures for tooling owned by customers                                 (243)                  (194)
     Other                                                                          3                     31
                                                                            ---------              ---------
              Net cash used by investing activities                              (980)                (1,570)
                                                                            ---------              ---------

FINANCING ACTIVITIES:

     Net increase in loans under revolving line of credit                       2,128                    786
     Proceeds from issuance of long-term debt                                    --                    2,000
     Repayment of long-term debt                                               (2,876)                (2,159)
     Other                                                                        (10)                  (158)
                                                                            ---------              ---------
              Net cash provided (used) by financing activities                   (758)                   469
                                                                            ---------              ---------

Net decrease in cash                                                             (128)                    (5)
Cash at beginning of period                                                       189                     65
                                                                            ---------              ---------

Cash at end of period                                                       $      61              $      60
                                                                            =========              =========




See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all the information and footnotes included in the Company's annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         Subject to the Company's ability to successfully restructure its indebtedness as discussed below, in the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2002, and the Company's results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. All such adjustments were of a normal, recurring nature.

         The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company has been in default on its 12 3/4% senior subordinated notes since February 1, 2000, when it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. In April 2002, the Company reached an agreement in principle with the holders of over 80% of the senior subordinated notes on the terms of a restructuring of the notes. The Company plans to commence an exchange offer for the 12 3/4% senior subordinated notes reflecting the terms of the agreement in principle. If the exchange offer were consummated, the existing senior subordinated notes would be exchanged for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through April 30, 2002, which accrued interest totals $350.625 for each $1,000 principal amount of 12 3/4% senior subordinated notes exchanged. Interest on the 11 1/2% senior subordinated notes would accrue from May 1, 2002, and would be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of 11 1/2% senior subordinated notes would be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the exchange offer were consummated, the Company would pay a participation fee of 3% of the principal amount of 12 3/4% senior subordinated notes that were tendered for exchange. The consummation of the exchange offer is conditioned upon, among other things, the valid tender for exchange of at least 99% of the senior subordinated notes.

         The Company has also reached an agreement in principle with the holders of its 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring were completed, the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Company would exchange new 12 1/2% junior subordinated notes due November 1, 2007, for the $347,000 principal amount of existing 14% junior subordinated notes and the accrued interest thereon for the period November 1, 1999, through April 30, 2002, which accrued interest totals $156,000. Interest on the 12 1/2% junior subordinated notes would accrue from May 1, 2002, and would be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of 12 1/2% junior subordinated notes would be issued together with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through November 1, 2007. If the restructuring were completed, the Company also would pay a participation fee of 3% of the principal amount of 14% junior subordinated notes.

         The completion of the proposed restructuring of the senior subordinated notes and the junior subordinated notes is subject to a number of conditions precedent, including the restructuring of the Company's outstanding $7,500,000 senior, unsecured note on satisfactory terms. The Company has proposed that the senior, unsecured note be restructured to provide for twenty equal quarterly principal payments of $375,000 beginning on November 1, 2002, with a final maturity date of August 1, 2007, interest at the rate of 10 1/2% per annum, payable quarterly, and a 2% participation fee. On April 30, 2002, the maturity date of the senior, unsecured note, the holder of the note rejected the Company's proposal for a restructuring and turned down the Company's request for an interim, three-month extension. The Company did not pay the principal of the note or the monthly interest payment of $78,000 that was due on April 30, 2002. The default on the senior, unsecured note has caused a cross default on the loans outstanding under the Company's revolving line of credit, the secured, amortizing term loans, the senior subordinated notes, and the junior subordinated notes.

         Another condition of the proposed restructuring of the senior subordinated notes and the junior subordinated notes is the refinancing of the Company's senior, secured debt on satisfactory terms. The Company was unable to refinance its senior, secured debt on satisfactory terms in order to complete earlier debt restructuring plans. The Company believes that the terms of the revised exchange offer for the 12 3/4% senior subordinated notes outlined above enhance the Company's ability to refinance its senior, secured debt on satisfactory terms. The Company is currently in discussions with several lenders regarding a refinancing of its senior, secured credit facilities.

         The Company can give no assurance that it will be able to consummate the exchange offer, restructure the senior, unsecured note, or renegotiate its senior, secured financing arrangements on terms satisfactory to the Company. If the Company is unable to do so, it may file a petition under the federal bankruptcy code in order to carry out a debt restructuring plan on terms substantially similar to those discussed above. Although the Company believes that such a restructuring could be accomplished quickly and without disruption to its operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on the Company's operations and financial position. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect those risks and uncertainties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 -- INVENTORIES

         Inventories at March 31, 2002, and December 31, 2001, are set forth below (dollar amounts in thousands):

                                                        MARCH 31,             DECEMBER 31,
                                                           2002                   2001
                                                      -------------        ----------------

         Finished goods                                   $   2,972              $   3,727
         Work in process                                      2,633                  2,060
         Raw materials and purchased parts                    2,605                  2,706
                                                          ---------              ---------

                                                          $   8,210              $   8,493
                                                          =========              =========

NOTE 3 -- PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at March 31, 2002, and December 31, 2001, are set forth below (dollar amounts in thousands):

                                                        MARCH 31,              DECEMBER 31,
                                                           2002                   2001
                                                      --------------        ----------------

         Land                                             $   2,309              $   2,309
         Buildings                                           22,708                 22,601
         Equipment                                          109,807                111,206
                                                          ---------              ---------
                                                            134,824                136,116
         Accumulated depreciation                            81,799                 80,792
                                                          ---------              ---------

               Property, plant, and equipment, net        $  53,025              $  55,324
                                                          =========              =========

NOTE 4 -- ACCRUED EXPENSES

         At March 31, 2002, and December 31, 2001, accrued expenses included accrued interest expense of $9,617,000 and $8,738,000, respectively, of which $9,320,000 and $8,446,000, respectively, was accrued on the senior subordinated notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -- DEBT

         Debt at March 31, 2002, and December 31, 2001, is set forth below (dollar amounts in thousands):

                                                         MARCH 31,            DECEMBER 31,
                                                           2002                  2001
                                                      -------------         ----------------

         Short-term debt:
              Revolving line of credit                    $  18,313              $  16,185
              Secured, amortizing term loans                 24,127                 26,350
              Senior, unsecured note                          7,500                  7,500
              Senior subordinated notes                      27,412                 27,412
              Junior subordinated notes                         347                    347
                                                          ---------              ---------
                  Subtotal                                   77,699                 77,794
              Current portion of long-term debt               2,625                  2,617
                                                          ---------              ---------

                  Total short-term debt                   $  80,324              $  80,411
                                                          =========              =========

         Long-term debt:
              12% secured term note                           1,284                  1,336
              Unsecured, amortizing term notes                2,296                  2,868
              Other                                             384                    413
                                                          ---------              ---------
                  Subtotal                                    3,964                  4,617
              Less current portion                           (2,625)                (2,617)
                                                          ---------              ---------

                  Total long-term debt                    $   1,339              $   2,000
                                                          =========              =========

         REVOLVING LINE OF CREDIT

         On March 29, 2002, the Company and the lenders providing loans under the Company's revolving line of credit agreed to extend the expiration date of the revolving line of credit from April 1, 2002, to July 1, 2002.

         At March 31, 2002, availability under the revolving line of credit totaled $2,743,000, before outstanding checks of $2,173,000 were deducted. At March 31, 2002, the interest rates on loans outstanding under the revolving line of credit were the London Interbank Offered Rate (LIBOR) plus 2.5% and the prime rate.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         SECURED, AMORTIZING TERM LOANS

         Secured, amortizing term loans outstanding at March 31, 2002, and December 31, 2001, are set forth below (dollar amounts in thousands):

                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2002              2001
                                                                                 ------------     ----------------

Term loans payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturities in 2002, 8.37%                $ 2,161              $ 2,221
Term loans payable in equal monthly principal installments, final
  maturities in 2002, LIBOR plus 2 3/4%                                                 158                  344
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9.37%                    1,058                1,084
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9.0%                     2,078                2,128
Term loans payable in equal monthly principal installments, final
  maturities in 2002, prime rate and LIBOR plus 2 1/2%                                   76(1)               305(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2003, prime rate                                                          182                  227
Term loan payable in equal monthly principal installments, final
  maturity in 2003, prime rate and LIBOR plus 2 1/2%                                    100(1)               131(1)
Term loan payable in equal monthly principal installments, final
  maturities in 2003, LIBOR plus 2 3/4%                                                 347                  427
Term loans payable in equal monthly principal installments, final
  maturities in 2004, LIBOR plus 2 3/4%                                                 727                  810
Term loan payable in equal monthly principal installments, final
  maturity in 2004, prime rate and LIBOR plus 2 1/2%                                    589                  657
Term loans payable in equal monthly principal installments, final
  maturities in 2004, prime rate and LIBOR plus 2 1/2%                                5,622(1)             6,325(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2005, LIBOR plus 2 1/2%                                                   746                  802
Term loan payable in equal monthly principal installments, final
  maturity in 2005, prime rate and LIBOR plus 2 1/2%                                    791(1)               852(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2006, prime rate                                                          332                  352
Term loans payable in equal monthly principal installments, final
  maturities in 2006, prime rate and LIBOR plus 2 1/2%                                5,735(1)             6,086(1)
Term loans payable in equal monthly installments, final maturity in
  2007, prime rate and LIBOR plus 2 1/2%                                              3,425(1)             3,599(1)
                                                                                    -------              -------

                                                                                    $24,127              $26,350
                                                                                    =======              =======

(1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan. The revolving line of credit is currently scheduled to mature on July 1, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The secured, amortizing term loans were classified as short-term debt because, effective April 30, 2002, a cross default occurred when the Company did not pay the senior, unsecured note when it matured.

         The secured, amortizing term loans are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc.

         SENIOR, UNSECURED NOTE

         The senior, unsecured note, which matured on April 30, 2002, is senior in right of payment to the senior subordinated notes and the junior subordinated notes. The senior, unsecured note bore interest at 10 1/2% per annum until August 1, 2000, when the effective interest rate increased to 12 1/2%. On April 30, 2002, the Company did not make the payments of interest and principal then due on the senior, unsecured note in the amounts of $78,000 and $7,500,000, respectively. For a more detailed discussion of the status of the senior, unsecured note, refer to Note 1, "Basis of Presentation."

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

         JUNIOR SUBORDINATED NOTES

         The junior subordinated convertible notes and the junior subordinated nonconvertible notes are unsecured obligations of the Company. The $1,000,000 principal amount of junior subordinated convertible notes were converted into 440,000 shares of common stock on February 1, 2000. The junior subordinated nonconvertible notes are due on July 1, 2002, and are subordinated in right of payment to all existing and future secured debt of the Company, to the senior, unsecured note, and to the senior subordinated notes. The junior subordinated notes currently bear interest at 14% per annum. The holders of the junior subordinated notes have deferred until July 1, 2002, all interest payments that were due on or after February 1, 2000, and have waived their cross-default provisions with respect to the default on the senior subordinated notes.

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

         From time to time, the Company's lenders have agreed to waive or amend certain of the financial covenants contained in its various note agreements in order to maintain or otherwise ensure the Company's current or future compliance. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend or waive those covenants, the lenders would have the right to declare the borrowings under their note agreements to be due and payable.

NOTE 6 -- SERIES B PREFERRED STOCK

         At March 31, 2002, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100 per share. As a result of the default on the senior subordinated notes, the Company has been prohibited from making any dividend payments on, or redemptions of, the series B preferred stock since February 2000. At March 31, 2002, the Company was in arrears in the payment of nine dividends on the series B preferred stock in the aggregate amount of $59,000 and in the redemption of 900 shares of series B preferred stock for $180,000.

NOTE 7 -- INCOME TAXES

         At March 31, 2002, and December 31, 2001, the Company's net deferred income tax assets were fully offset by a valuation allowance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 8 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the three months ended March 31, 2002 and 2001, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's $8 cumulative convertible preferred stock, series B, was not dilutive for the three-month periods ended March 31, 2002 and 2001. As a result, the calculations of diluted net income or loss per common share set forth below do not reflect any pro forma conversion.

         For purposes of calculating earnings per share, earnings are reduced by
(1) preferred stock dividends and (2) the amount by which payments made to redeem preferred stock exceeded the par value of such shares. During the three-month periods ended March 31, 2002 and 2001, the Company did not pay any dividends on, or redeem any shares of, the series B preferred stock.

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                 -------------------------
                                                                                   2002            2001
                                                                                   ----            ----

          Numerator:
               Net loss                                                         $ (1,626)        $   (381)
               Preferred stock dividends                                               -                -
               Excess of redemption value over par value of preferred
                stock redeemed during year                                             -                -
                                                                                 --------         --------
               Numerator for basic and diluted net loss per share -
                loss applicable to common stockholders                          $ (1,626)        $   (381)
                                                                                 ========         ========

          Denominator:
               Denominator for basic and diluted net loss per share -
                adjusted weighted average common shares                            4,828            4,828
                                                                                 ========         =======

          Per share data:
               Basic and diluted net loss applicable to
                common stockholders                                             $  (0.34)        $ (0.08 )
                                                                                 ========         =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month periods ended March 31, 2002 and 2001, is summarized below (dollar amounts in thousands):

                                                                         THREE MONTHS ENDED
                                                                                MARCH 31
                                                                    -----------------------------
                                                                     2001                   2000
                                                                     ----                   ----

          NET SALES:
               Rubber Group                                         $  23,953             $  22,932
               Metals Group                                             6,291                10,036
                                                                    ---------             ---------

                   Total net sales                                  $  30,244             $  32,968
                                                                    =========             =========

          INCOME (LOSS) FROM OPERATIONS:
               Rubber Group                                         $   2,490             $   1,869
               Metals Group                                            (1,716)                  570
                                                                    ---------             ---------
                   Subtotal                                               774                 2,439
               Corporate office                                          (583)                 (495)
                                                                    ---------             ---------

                   Total income from operations                     $     191             $   1,944
                                                                    =========             =========

          ASSETS:
               Rubber Group                                         $  70,656             $  71,637
               Metals Group                                            25,675                34,526
                                                                    ---------             ---------
                   Subtotal                                            96,331               106,163
               Corporate office                                         4,085                 2,890
                                                                    ---------             ---------

                   Total assets                                     $ 100,416             $ 109,053
                                                                    =========             =========

          DEPRECIATION AND AMORTIZATION (1):
               Rubber Group                                         $   2,000             $   2,201
               Metals Group                                             1,028                 1,149
                                                                    ---------             ---------
                   Subtotal                                             3,028                 3,350
               Corporate office                                            21                    22
                                                                    ---------             ---------

                   Total depreciation and amortization              $   3,049             $   3,372
                                                                    =========             =========

          CAPITAL EXPENDITURES:
               Rubber Group                                         $     663             $   1,067
               Metals Group                                               115                   159
                                                                    ---------             ---------
                   Subtotal                                               778                 1,226
               Corporate office                                          --                    --
                                                                    ---------             ---------

                   Total capital expenditures                       $     778             $   1,226
                                                                    =========             =========

        (1) Does not include amortization of deferred financing expenses, which totaled $36,000 and $45,000 during the three-month periods ended March 31, 2002 and 2001, respectively, and which is included in interest expense in the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 -- PLANT CLOSURE

         During the fourth quarter of 2001, the Company was notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, this customer purchased $5,937,000 of machined metal components, which were manufactured primarily at the Company's Casa Grande, Arizona, facility. As a result of the reduction in sales at the Arizona facility, the Company closed the facility during the first quarter of 2002. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the Arizona facility's land and building and certain metal machining equipment currently idled by the loss of this business. The land, building, and equipment idled by the loss of business is currently classified in property, plant, and equipment and is being depreciated at the rate of approximately $36,000 per month. These assets will be reclassified as assets held for sale if and when they meet the criteria set forth in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company adopted on January 1, 2002.

         During the first quarter of 2002, the Arizona facility recorded a loss from operations of $1,223,000. The first quarter operating loss included $522,000 of cost incurred to close the Arizona facility. Such plant closure costs are separately classified in the Company's consolidated statement of operations for the three months ended March 31, 2002. Plant closure costs consisted of $246,000 for severance and other employee termination costs, $166,000 of asset relocation costs, and other items totaling $110,000. At March 31, 2002, the Company had a reserve of $143,000 for the closure of the Arizona facility, primarily for unpaid severance benefits. The remainder of the first quarter operating loss, $701,000, resulted primarily from the underabsorption of operating costs incurred during the first quarter of 2002 due to minimal sales and poor operating efficiencies. Net sales at the Arizona facility during the first quarter of 2002 totaled $332,000, compared to $2,858,000 during the first quarter of 2001. In addition, the first quarter operating loss included the write off of certain inventory in the amount of $75,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 11 -- OTHER COMPREHENSIVE INCOME

         During the first quarter of 2002, the Company's other comprehensive income consisted of a $70,000 unrealized gain on its marketable securities. No income tax expense is currently allocable to this unrealized gain. Comprehensive income for the three months ended March 31, 2002 and 2001, is set forth below:



                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                  ------------------------
                                                                                   2002            2001
                                                                                   ----            ----

         Net loss                                                                $ (1,626)      $    (381)
         Other comprehensive income:
              Unrealized gain on marketable securities                                 70             --
                                                                                  --------       ---------
         Comprehensive income                                                    $ (1,556)      $    (381)
                                                                                  ========       =========

NOTE 12-- EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED (GOODWILL)

        On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). The standard, among other things, prohibits the amortization of goodwill and other intangible assets with indefinite useful lives, and requires that goodwill and other intangible assets with indefinite useful lives be reviewed for impairment at least annually and written down to fair value if found to be impaired. The Company does not possess any intangible assets with indefinite lives other than goodwill. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In accordance with the provisions of FAS 142, the Company will complete its initial impairment test of goodwill by June 30, 2002. Although the Company is currently in the process of performing the impairment testing, the Company has not yet determined the likelihood or amount of any goodwill impairment. Prior to the adoption of FAS No. 142, goodwill was amortized over forty years. The following table sets forth a reconciliation of net loss and net loss per share information adjusted for the non-amortization provisions of FAS No. 142.

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                  ------------------------
                                                                                   2002            2001
                                                                                   ----            ----

         Net loss as reported                                                    $ (1,626)      $    (381)
         Amortization of goodwill, net of tax                                         --               79
                                                                                  --------       ---------
              Adjusted net loss                                                  $ (1,626)      $    (302)
                                                                                  ========       =========

         Per share data:
              Reported loss per share                                            $  (0.34)      $   (0.08)
              Add back goodwill amortization, net of income tax                       --             0.02
                                                                                  --------       ---------
                  Adjusted basic and diluted net loss applicable
                    to common stockholders                                       $  (0.34)      $   (0.06)
                                                                                  ========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Some of our statements in this Form 10-Q, including this item, are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements usually can be identified by our use of words like "believes," "expects," "may," "will," "should," "anticipates," "estimates," "projects," or the negative thereof. They may be used when we discuss strategy, which typically involves risk and uncertainty, and they generally are based upon projections and estimates rather than historical facts and events.

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

         - changes in interest rates and the credit and securities market,

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

RESULTS OF OPERATIONS-- FIRST QUARTER OF 2001 VERSUS FIRST QUARTER OF 2000

         The following table sets forth our consolidated operating results for the first quarters of 2002 and 2001 (dollar amounts in thousands):

                                                                                THREE MONTHS ENDED MARCH 31
                                                                      --------------------------------------------
                                                                               2002                   2001
                                                                      ---------------------  ---------------------

          Net sales                                                   $  30,244       100.0% $  32,968       100.0%

          Cost of sales                                                  27,276        90.2     28,549        86.6
                                                                      ---------   ---------  ---------   ---------

          Gross profit                                                    2,968         9.8      4,419        13.4

          Selling and administrative expenses                             2,255         7.5      2,475         7.5

          Plant closure costs (1)                                           522         1.7       --          --
                                                                      ---------   ---------  ---------   ---------

          Income from operations                                            191         0.6      1,944         5.9

          Add back depreciation and amortization (2)                      3,049        10.1      3,372        10.2
                                                                      ---------   ---------  ---------   ---------

          Earnings before interest, taxes, depreciation,
            and amortization (EBITDA) (3)                                 3,240        10.7      5,316        16.1

          Proforma adjustments for certain nonrecurring expenses:

               Plant closure costs (1)                                      522         1.8       --          --
                                                                      ---------   ---------  ---------   ---------

          Adjusted EBITDA (3)                                         $   3,762        12.4% $   5,316        16.1%
                                                                      =========   =========  =========   =========

          Net cash provided by operating
            activities (4)                                            $   1,610         5.3% $   1,096         3.3%
                                                                      =========   =========  =========   =========

         (1) During the first quarter of 2002, we closed our metal machining facility in Casa Grande, Arizona. As of December 31, 2001, we recorded a provision of $2,047,000 to write down the value of certain of the facility's assets to fair value, and during the first quarter of 2002, we incurred charges of $522,000 to close the facility. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

         (2) Does not include amortization of deferred financing expenses, which totaled $36,000 and $45,000 during the first quarters of 2002 and 2001, respectively, and which is included in interest expense in the consolidated financial statements.

         (3) Earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We use the term adjusted EBITDA to refer to EBITDA adjusted to exclude nonrecurring items of expense. During the first quarter of 2002, adjusted EBITDA excluded the nonrecurring charges incurred to close the Company's facility in Casa Grande, Arizona. We have presented EBITDA and adjusted EBITDA here and elsewhere in this Form 10-K because we believe that these measures are used by investors as supplemental information to evaluate the operating performance of a business, including its ability to incur and to service debt. In addition, our definition of EBITDA and adjusted EBITDA may not be the same as the definition of EBITDA and adjusted EBITDA used by other companies.

         (4) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I,
                  Item 1.

         Our net sales for the first quarter of 2002 were $30,244,000, compared to net sales of $32,968,000 for the first quarter of 2001, a decrease of $2,724,000, or 8.3%. The decrease in net sales was principally a result of a $2,526,000 reduction in sales at our Arizona facility, which we closed during the first quarter of 2002. EBITDA, excluding the $522,000 of plant closure costs, for the first quarter of 2002 was $3,762,000, or 12.4% of net sales, compared to $5,316,000, or 16.1% of net sales, for the first quarter of 2001. This reduction was principally a result of the expenses related to the closing of the Arizona facility and the transfer of certain equipment and business to our Rochester, New York, facility.

         Based upon the information available to us at this time, we currently project that, for the second quarter of 2002, our net sales will be approximately $32,000,000, and our EBITDA will be approximately $5,600,000, or 17.5% of net sales. During the second quarter of 2001, our net sales were $33,831,000, and our EBITDA was $6,246,000, or 18.5% of net sales.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the three-month periods ended March 31, 2002 and 2001.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the first quarters of 2002 and 2001 (dollar amounts in thousands):

                                                                            THREE MONTHS ENDED MARCH 31
                                                              ----------------------------------------------------
                                                                         2002                     2001
                                                              -----------------------      -----------------------

          Net sales                                           $  23,953         100.0%     $  22,932       100.0%

          Cost of sales                                          20,336          84.9         19,750        86.1
                                                              ---------     ---------      ---------   ---------

          Gross profit                                            3,617          15.1          3,182        13.9

          Selling and administrative expenses                     1,127           4.7          1,313         5.7
                                                              ---------     ---------      ---------   ---------

          Income from operations                                  2,490          10.4          1,869         8.2

          Add back depreciation and amortization                  2,000           8.3          2,201         9.6
                                                              ---------     ---------      ---------   ---------

          Earnings before interest, taxes, depreciation,
            and amortization (EBITDA)                         $   4,490          18.7%     $   4,070        17.7%
                                                              =========     =========      =========   =========

         During the first quarter of 2002, net sales of the Rubber Group increased by $1,021,000, or 4.5%, compared to the first quarter of 2001. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems and increased sales of medical components, offset, in part by a slight reduction in sales of insulators for automotive ignition wire sets, and price reductions on certain automotive components.

         Cost of sales as a percentage of net sales decreased during the first quarter of 2002 to 84.9% of net sales from 86.1% of net sales during the first quarter of 2001, primarily because certain factory overhead expenses, employee benefit costs, and depreciation and amortization expense decreased compared to the first quarter of 2001.

         Selling and administrative expenses as a percentage of net sales decreased during the first quarter of 2002, compared to the first quarter of 2001, primarily because of reduced international selling expenses, and the elimination of the amortization of goodwill as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we adopted January 1, 2002.

         During the first quarter of 2002, income from operations totaled $2,490,000, an increase of $621,000, or 33.3%, compared to the first quarter of 2001. EBITDA increased to $4,490,000 from $4,070,000, while EBITDA as a percentage of net sales increased to 18.7% from 17.7%.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the first quarters of 2002 and 2001 (dollar amounts in thousands):

                                                                              THREE MONTHS ENDED MARCH 31
                                                                   --------------------------------------------------
                                                                              2002                     2001
                                                                   -----------------------    -----------------------

          Net sales                                                $   6,291         100.0%     $  10,036       100.0%

          Cost of sales                                                6,940         110.3          8,799        87.7
                                                                   ---------     ---------      ---------   ---------

          Gross profit                                                  (649)        (10.3)         1,237        12.3

          Selling and administrative expenses                            545           8.7            667         6.6

          Plant closure costs                                            522           8.3           --          --
                                                                   ---------     ---------      ---------   ---------

          Income from operations                                      (1,716)        (27.3)           570         5.7

          Add back depreciation and amortization                       1,028          16.3          1,149        11.4
                                                                   ---------     ---------      ---------   ---------

          Earnings before interest, taxes, depreciation,
            and amortization (EBITDA)                                   (688)        (10.9)         1,719        17.1

          Proforma adjustments for certain nonrecurring expenses:

               Plant closure costs                                       522           8.3           --          --
                                                                   ---------     ---------      ---------   ---------

          Adjusted EBITDA                                          $    (166)         (2.6)%    $   1,719        17.1%
                                                                   =========     =========      =========   =========

         During the fourth quarter of 2001, we were notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, this customer purchased $5,937,000 of machined metal components, which were manufactured primarily at our Casa Grande, Arizona, facility. As a result of the reduction in sales at the Arizona facility, we closed the facility during the first quarter of 2002. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the Arizona facility's land and building and certain metal machining equipment currently idled by the loss of this business. The land, building, and equipment idled by the loss of business is currently classified in property, plant, and equipment and is being depreciated at the rate of approximately $36,000 per month. These assets will be reclassified as assets held for sale if and when they meet the criteria set forth in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002.

         During the first quarter of 2002, the Arizona facility recorded a loss from operations of $1,223,000. The first quarter operating loss included $522,000 of costs incurred to close the Arizona facility. Such plant closure costs are separately classified in our consolidated statement of operations for the three months ended March 31, 2002. Plant closure costs consisted of $246,000 for severance and other employee termination costs, $166,000 of asset relocation costs, and other items totaling $110,000. At March 31, 2002, we had a reserve of $143,000 for the closure of the facility, primarily for unpaid severance benefits. The remainder of the first quarter operating loss, $701,000, resulted primarily from the under absorption of operating costs incurred during the first quarter of 2002 due to minimal sales and poor operating efficiencies. Net sales at the Arizona facility during the first quarter of 2002 totaled $332,000 compared to $2,858,000 during the first quarter of 2001. In addition, the first quarter operating loss included the write off of certain inventory in the amount of $75,000.

         During the first quarter of 2002, net sales of the Metals Group decreased by $3,745,000, or 37.3%, compared to the first quarter of 2001. The decrease resulted from reduced sales of machined metal components due to the departure, effective December 31, 2001, of the Metals Group's largest customer and reduced sales to certain customers who had accumulated excess amounts of inventory in prior periods.

         Cost of sales, as a percentage of net sales increased during the first quarter of 2002 to 110.3% of net sales from 87.7% of net sales during the first quarter of 2001, primarily due to the first quarter operating loss incurred at the Arizona facility, which resulted primarily from minimal sales and poor operating efficiencies, and excess costs and production inefficiencies caused by the transfer of certain business and equipment from Arizona to the Rochester, New York, facility.

         Selling and administrative expenses as a percentage of net sales increased during the first quarter of 2002 compared to the first quarter of 2001, primarily because of the dramatically reduced sales level.

         During the first quarter of 2002, the loss from operations was $1,716,000 compared to income from operations of $570,000 during the first quarter of 2001. Excluding the $522,000 of plant closure costs, the loss from operations during the first quarter of 2002, was $1,194,000. EBITDA, excluding the $522,000 of plant closure costs, decreased to negative $166,000, a decrease of $1,885,000, compared to the first quarter of 2001.

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

         The following table sets forth the operating results of the corporate office for the first quarters of 2002 and 2001 (dollar amounts in thousands):

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31
                                                                   --------------------
                                                                    2002        2001
                                                                    ----        ----

Loss from operations                                              $  (583)    $   (495)

Add back depreciation and amortization                                 21           22
                                                                  --------    --------

Earnings before interest, taxes, depreciation
  and amortization                                                $  (562)    $   (473)
                                                                  ========    =========

         During the first quarter of 2002, corporate office expenses increased compared to the first quarter of 2001, primarily because a credit for a refund of state franchise taxes was recorded during the first quarter of 2001.

         INTEREST EXPENSE

         During the first quarters of 2002 and 2001, interest expense totaled $1,796,000 and $2,325,000, respectively, which included amortization of deferred financing expenses of $36,000 and $45,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate indebtedness and a reduction in the average amount of outstanding indebtedness.

         INCOME TAX PROVISION

         At March 31, 2002, and December 31, 2001, our net deferred income tax assets were fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first quarter of 2002, our operating activities provided $1,610,000 of cash.

         Accounts receivable increased by $3,188,000. The increase was caused primarily by an increase in net sales during March 2002 compared to December 2001 and a one-day delay in the receipt of the monthly payment from one of our largest customers.

          Accounts payable increased by $1,307,000, primarily as a result of increased purchases during March 2002 compared to December 2001. We rely on our suppliers to provide us credit for our purchases. In many cases, we extend our accounts payable beyond their stated terms. If our vendors were to reduce materially the amount of credit available to us, it could have a material adverse effect on our results of operations and financial position.

         Accrued expenses increased by $1,515,000 during the first quarter of 2002, primarily due to an increase in accrued interest of $879,000, reflecting unpaid interest on our senior subordinated notes and our junior subordinated notes.

         INVESTING ACTIVITIES

         During the first quarter of 2002, our investing activities used $980,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $663,000 and $115,000, respectively. Capital expenditures for the first quarter of 2002 included $772,000 for equipment and $6,000 building improvements. We presently project that capital expenditures during 2002 will total approximately $4,900,000, substantially all of which will be for the purchase of equipment. Capital expenditures for the Rubber Group and the Metals Group are projected to total approximately $3,200,000 and $1,700,000, respectively, during 2002. At March 31, 2002, we had outstanding commitments to purchase plant and equipment of approximately $1,500,000.

         FINANCING ACTIVITIES

         During the first quarter of 2002, our financing activities used $758,000 of cash.

         During the first quarter of 2002, we made payments on our long-term debt totaling $2,876,000, and we increased the net borrowings under our revolving line of credit by $2,128,000.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit, which expires on July 1, 2002, is subject to certain availability formulas based on the levels of our accounts receivable and inventories. At May 13, 2002, availability under our revolving line of credit totaled $2,184,000 before outstanding checks of $1,689,000 were deducted.

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

         From time to time, our lenders have agreed to waive or amend certain of the financial covenants contained in our various note agreements in order to maintain or otherwise ensure our current or future compliance. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend or waive those covenants, the lenders would have the right to declare the borrowings under their note agreements to be due and payable.

          We are in default in the payment of our senior subordinated notes and our senior, unsecured note. In addition, during the last nine months of 2002, we have $5,163,000 of secured term notes and $347,000 of junior subordinated notes that mature. During the last nine months of 2002, we also have scheduled principal payments of $6,721,000 on our amortizing term loans. We estimate that, at existing contractual and market rates, the interest expense on all of our debt during 2002 will be approximately $7,400,000.

         We had a net working capital deficit of $72,826,000 at March 31, 2002, compared to a net working capital deficit of $72,928,000 at December 31, 2001. The net working capital deficit exists primarily because the majority of our debt is in default or subject to cross defaults. As discussed in more detail below, we are in the process of negotiating extensions of all of our matured and maturing debt, although there can be no assurance that we will be successful in this effort.

         We have been in default on our 12 3/4% senior subordinated notes since February 1, 2000, when we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. In April 2002, we reached an agreement in principle with the holders of over 80% of our senior subordinated notes on the terms of a restructuring. We plan to commence an exchange offer for the 12 3/4% senior subordinated notes reflecting the terms of the agreement in principle. If the exchange offer were consummated, the 12 3/4% senior subordinated notes would be exchanged for new
11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the existing senior subordinated notes being exchanged plus the accrued and unpaid interest on those notes through April 30, 2002, which accrued interest totals $350.625 for each $1,000 principal amount of 12 3/4% senior subordinated notes exchanged. Interest on the 11 1/2% senior subordinated notes would accrue from May 1, 2002, and would be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of
11 1/2% senior subordinated notes would be issued together with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the exchange offer were consummated, we would pay a participation fee of 3% of the principal amount of 12 3/4% senior subordinated notes that were tendered for exchange.

         We have also reached an agreement in principle with the holders of our 14% junior subordinated notes on a restructuring of the terms of those notes. If the restructuring were completed, we would exchange new 12 1/2% junior subordinated notes due November 1, 2007, for the $347,000 principal amount of existing 14% junior subordinated notes and the accrued interest thereon for the period November 1, 1999, through April 30, 2002, which accrued interest totals $156,000. Interest on the 12 1/2% junior subordinated notes would accrue from May 1, 2002, and would be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of 12 1/2% junior subordinated notes would be issued together with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through November 1, 2007. If the restructuring were completed, we also would pay a participation fee of 3% of the principal amount of 14% junior subordinated notes.

         The completion of the proposed restructuring of the senior subordinated notes and the junior subordinated notes is subject to a number of conditions precedent, including the restructuring of our outstanding $7,500,000 senior, unsecured note on satisfactory terms. We have proposed that the senior, unsecured note be restructured to provide for twenty equal quarterly principal payments of $375,000 beginning on November 1, 2002, with a final maturity date of August 1, 2007, interest at the rate of 10 1/2% per annum, payable quarterly, and a 2% participation fee. On April 30, 2002, the maturity date of the senior, unsecured note, the holder of the note rejected our proposal for a restructuring, and turned down our request for an interim three-month extension. We did not pay the principal amount of the note or the monthly interest payment of $78,000 that was due on April 30, 2002. The default on the senior, unsecured note has caused a cross default on the loans outstanding under our revolving line of credit, the secured, amortizing term loans, the senior subordinated notes, and the junior subordinated notes.

         Another condition to the proposed restructuring of the senior subordinated notes and the junior subordinated notes is the refinancing of our senior, secured debt on satisfactory terms. We were unable to refinance our senior, secured debt on satisfactory terms in order to complete earlier debt restructuring plans. We believe that the terms of the revised exchange offer outlined above enhance our ability to refinance our senior, secured debt on satisfactory terms. We are currently in discussions with a number of lenders regarding a refinancing of our senior, secured credit facilities. If we do not refinance our secured debt by July 1, 2002, the expiration date of our existing revolving credit facility, we intend to request an extension of that facility.

         We can give no assurance that we will be able to consummate the exchange offer, restructure the senior, unsecured note, or renegotiate our senior, secured financing arrangements on terms satisfactory to us. If we are unable to do so, we may file a petition under the federal bankruptcy code in order to carry out a debt restructuring plan on terms substantially similar to those discussed above. Although we believe that such a restructuring could be accomplished quickly and without disruption to our operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on our operations and financial position. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect those risks and uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At March 31, 2002, we had $39,439,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At March 31, 2002, we had outstanding $42,224,000 of fixed-rate, long-term debt with a weighted-average interest rate of 12.2%, of which $40,563,000 had matured or was scheduled to mature during 2002. If we were able to refinance or extend the matured or maturing debt, it might be at interest rates that are significantly higher than the weighted-average interest rate on the matured or maturing debt. We have reached an agreement in principle with the holders of over 80% of our 12 3/4% senior subordinated notes, to exchange the 12 3/4% senior subordinated notes for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the existing 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through April 30, 2002, which accrued interest totals $350.625 for each $1,000 principal amount of 12 3/4% senior subordinated notes exchanged. With respect to our $7,500,000 senior unsecured note, we have proposed to extend the maturity date from April 30, 2002, to August 1, 2007, pay interest at the rate of 10 1/2% per annum, and to commence twenty equal quarterly principal payments in the amount of $375,000 beginning November 1, 2002. On April 30, 2002, the holder of the note rejected our proposal for a restructuring and turned down our request for an interim, three-month extension.

         If we negotiated extensions of our matured and maturing debt on the proposed terms discussed above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in Part II, Item 7, we estimate that our monthly interest expense would increase by approximately $61,000.

         For further information about our indebtedness, we recommend that you also read Notes 1 and 5 of our consolidated financial statements in Part I, Item 1.

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

         We are in default in respect of our 10 1/2% senior, unsecured note because we did not make the payment of principal, in the amount of $7,500,000, and interest, in the amount of $78,000, that were due on that date. The default on the senior, unsecured note has caused a cross default on the loans outstanding under the Company's revolving line of credit, the secured amortizing term loans, the senior subordinated debt, and the junior subordinated debt. For more information regarding the default in respect of the 10 1/2% senior, unsecured note, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity," in Part I, Item 2, which is incorporated by reference herein.

         (b) We did not pay dividends on our $8 cumulative convertible preferred stock, series B, during the three-month period ended March 31, 2002, in the aggregate amount of $6,600. As of May 10, 2002, we were in arrears in the payment of dividends in the amount of $59,000 and in the making of mandatory redemptions in the amount of $180,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              The following exhibits are filed herewith:

              10-1 Agreement relating to 14% Junior Subordinated Notes dated as of April 30, 2002, between Lexington Precision Corporation ("LPC") and Michael A. Lubin

              10-2 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated as of April 30, 2002, among LPC, Michael A. Lubin, and Warren Delano

              10-3 Agreement dated as of April 30, 2002, among LPC, LRGI, and Bank One, NA

              10-4 Sixth Amendment Agreement dated April 1, 2002, between LPC, Lexington Rubber Group, Inc. ("LRGI"), and Bank One, NA

              10-5 Agreement dated as of April 30, 2002, between LPC and CIT Group/Equipment Financing, Inc.


         (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2002.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEXINGTON PRECISION CORPORATION
                                                      (Registrant)

May 14, 2002                                By:  /s/  Michael A. Lubin
------------                                    ------------------------------
    Date                                         Michael A. Lubin
                                                 Chairman of the Board


May 14, 2002                                By:  /s/  Warren Delano
------------                                    ------------------------------
    Date                                         Warren Delano
                                                 President


May 14, 2002                                By:  /s/  Dennis J. Welhouse
------------                                    ------------------------------
    Date                                         Dennis J. Welhouse
                                                 Senior Vice President and
                                                   Chief Financial Officer