Form 10-Q
period 2002-06-30
LEXINGTON PRECISION CORP
filed 2002-08-14
CIK 12570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                      OF 1934 FOR THE PERIOD ENDED JUNE 30,
                                      2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

      COMMON STOCK, $0.25 PAR VALUE, 4,828,036 SHARES AS OF AUGUST 12, 2002 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements............................................................................  1

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................  16

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................................  31

PART II.     OTHER INFORMATION

Item 3.      Defaults on Senior Securities..................................................................  33

Item 4.      Submission of Matters to a Vote of Security Holders............................................  33

Item 6.      Exhibits and Reports on Form 8-K...............................................................  34

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30                     JUNE 30
                                                                  --------------------------------------------------
                                                                     2002         2001          2002          2001
                                                                  ----------------------     -----------------------
Net sales                                                         $  32,996     $ 33,831     $  63,240     $  66,799

Cost of sales                                                        28,356       28,193        55,632        56,742
                                                                  ---------     --------     ---------     ---------
     Gross profit                                                     4,640        5,638         7,608        10,057

Selling and administrative expenses                                   2,349        2,651         4,604         5,126

Plant closure costs                                                      87            -           609             -
                                                                  ---------     --------     ---------     ---------
     Income from operations                                           2,204        2,987         2,395         4,931

Interest expense                                                      1,967        2,152         3,763         4,477
                                                                  ---------     --------     ---------     ---------
     Income (loss) before income taxes                                  237          835        (1,368)          454

Income tax provision                                                     30           80            51            80
                                                                  ---------     --------     ---------     ---------
     Net income (loss)                                            $     207     $    755     $  (1,419)    $     374
                                                                  =========     ========     =========     =========


Per share data:

Basic and diluted net income (loss) applicable to
  common stockholders                                             $    0.04     $   0.16     $   (0.29)    $    0.08
                                                                  =========     ========     =========     =========

See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                              JUNE 30,           DECEMBER 31,
                                                                                2002                2001
                                                                            -----------          -----------
ASSETS:

Current assets:
     Cash                                                                   $        82          $       189
     Marketable securities                                                        1,647                1,274
     Accounts receivable                                                         21,440               18,753
     Inventories                                                                  8,779                8,493
     Prepaid expenses and other current assets                                    2,714                3,523
     Deferred income taxes                                                        1,914                1,914
                                                                            -----------          -----------
         Total current assets                                                    36,576               34,146
Property, plant, and equipment, net                                              51,148               55,324
Excess of cost over net assets of businesses acquired                             7,831                7,831
Other assets                                                                      2,750                2,576
                                                                            -----------          -----------
              Total assets                                                  $    98,305          $    99,877
                                                                            ===========          ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
     Accounts payable                                                       $    10,542          $    12,077
     Accrued expenses                                                            17,972               14,586
     Short-term debt                                                             76,517               77,794
     Current portion of long-term debt                                            2,181                2,617
                                                                            -----------          -----------
         Total current liabilities                                              107,212              107,074
                                                                            -----------          -----------
Long-term debt, excluding current portion                                         1,294                2,000
                                                                            -----------          -----------
Deferred income taxes and other long-term liabilities                             2,160                2,132
                                                                            -----------          -----------
Series B preferred stock                                                            330                  330
                                                                            -----------          -----------
Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,828,036 shares issued                                         1,207                1,207
     Additional paid-in-capital                                                  12,960               12,960
     Accumulated deficit                                                        (27,231)             (25,826)
     Accumulated other comprehensive income                                         373                    -
                                                                            -----------          -----------
         Total stockholders' deficit                                            (12,691)             (11,659)
                                                                            -----------          -----------
              Total liabilities and stockholders' deficit                   $    98,305          $    99,877
                                                                            ===========          ===========

See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30
                                                                            ---------------------------
                                                                               2002              2001
                                                                            ---------         ---------
OPERATING ACTIVITIES:

     Net income (loss)                                                      $  (1,419)        $     374
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                                           5,635             6,031
         Amortization included in operating expense                               394               600
         Amortization included in interest expense                                161                94
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable                                              (2,687)           (4,602)
              Inventories                                                        (286)            1,138
              Prepaid expenses and other current assets                           819               (76)
              Accounts payable                                                 (1,368)           (3,398)
              Accrued expenses                                                  3,386             2,583
         Other                                                                    497               (13)
                                                                            ---------         ---------
              Net cash provided by operating activities                         5,132             2,731
                                                                            ---------         ---------
INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                               (1,873)           (2,001)
     Net decrease (increase) in equipment deposits                                 39              (593)
     Expenditures for tooling owned by customers                                 (518)             (242)
     Other                                                                        (10)               44
                                                                            ---------         ---------
              Net cash used by investing activities                            (2,362)           (2,792)
                                                                            ---------         ---------
FINANCING ACTIVITIES:

     Net increase in loans under revolving line of credit                       2,431             2,646
     Proceeds from issuance of long-term debt                                       -             2,000
     Repayment of long-term debt                                               (5,069)           (4,386)
     Other                                                                       (239)             (123)
                                                                            ---------         ---------
              Net cash provided (used) by financing activities                 (2,877)              137
                                                                            ---------         ---------
Net increase (decrease) in cash                                                  (107)               76
Cash at beginning of period                                                       189                65
                                                                            ---------         ---------
Cash at end of period                                                       $      82         $     141
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

         Subject to the Company's ability to successfully restructure its indebtedness as discussed below, in the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2002, and the Company's results of operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. All such adjustments were of a normal, recurring nature.

         The results of operations for the three-month and six-month periods ended June, 2002, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to refinance, extend, amend, or exchange approximately $80,000,000 of short-term debt, as more fully described below, is subject to risks and uncertainties. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

         The Company has been in default on its 12-3/4% senior subordinated notes since February 1, 2000, when it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, the Company commenced an exchange offer for the 12-3/4% senior subordinated notes. If the exchange offer is consummated, at least 99% of the 12-3/4% senior subordinated notes will be exchanged for new 11-1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the 12-3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through April 30, 2002, which accrued interest totals $350.625 for each $1,000 principal amount of 12-3/4% senior subordinated notes. Interest on the 11-1/2% senior subordinated notes will accrue from May 1, 2002, and will be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of 11-1/2% senior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the exchange offer is consummated, the Company will pay a participation fee of 3% of the principal amount of 12-3/4% senior subordinated notes that are exchanged. The consummation of the exchange offer is conditioned upon, among other things, the valid tender for exchange of at least 99% of the senior subordinated notes. The company's senior, secured lenders have waived the cross-default provisions with respect to the default on the senior subordinated notes through September 2 or October 31, 2002, and the holder of the junior subordinated notes has

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

waived the cross-default provisions with respect to the default on the senior subordinated notes through November 1, 2002. The current expiration date of the exchange offer is August 30, 2002. As of August 9, 2002, the Company had received valid tenders of 12-3/4% senior subordinated notes in the principal amount of $27,098,000 or 98.9% of the notes.

         The Company has also reached an agreement with the holders of its 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, the Company will exchange new 12-1/2% junior subordinated notes due November 1, 2007, for the $347,000 principal amount of existing 14% junior subordinated notes and the accrued interest thereon for the period November 1, 1999, through April 30, 2002, which totals $156,000. Interest on the 12-1/2% junior subordinated notes will accrue from May 1, 2002, and will be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of 12-1/2% junior subordinated notes will be issued together with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through November 1, 2007. If the restructuring is completed, the Company also will pay a participation fee of 3% of the principal amount of 14% junior subordinated notes.

         The completion of the proposed restructuring of the 12-3/4% senior subordinated notes and the 14% junior subordinated notes is subject to a number of conditions precedent, including the restructuring of the Company's outstanding $7,500,000 senior, unsecured note on satisfactory terms. The Company has proposed that the senior, unsecured note be restructured to provide for twenty quarterly principal payments of $375,000 beginning on November 1, 2002, with a final maturity date of August 1, 2007, interest at the rate of 10-1/2% per annum, payable quarterly, and a 2% participation fee. On April 30, 2002, the maturity date of the senior, unsecured note, the holder of the note rejected the Company's proposal for a restructuring and the Company's request for an interim, three-month extension. The Company did not pay the principal of the note or the monthly interest payment of $78,000 on April 30, 2002, and the Company has not made any interest payments on the note since that date. The Company's senior, secured lenders have waived the cross-default provisions with respect to the default on the senior, unsecured note through September 2 or October 31, 2002, and the holder of the junior subordinated notes has waived the cross-default provisions with respect to the default on the senior, unsecured note through November 1, 2002.

         Another condition of the proposed restructuring of the 12-3/4% senior subordinated notes and the 14% junior subordinated notes is the refinancing of the Company's senior, secured debt on satisfactory terms. The Company is currently in discussions with several lenders regarding a refinancing of its senior, secured credit facilities.

         The Company can give no assurance that it will be able to consummate the exchange offer, restructure the senior, unsecured note, or refinance its senior, secured financing arrangements on terms satisfactory to the Company. If the Company is unable to do so, it may file a petition under the federal bankruptcy code in order to carry out a debt restructuring plan on terms substantially similar to those discussed above or on other terms. Although the Company believes that such a restructuring could be accomplished without material disruption to its operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on the Company's operations and financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 -- INVENTORIES

         Inventories at June 30, 2002, and December 31, 2001, are set forth below (dollar amounts in thousands):

                                                         JUNE 30,         DECEMBER 31,
                                                           2002               2001
                                                        ----------         ----------
Finished goods                                          $    2,923         $    3,727
Work in process                                              2,908              2,060
Raw materials and purchased parts                            2,948              2,706
                                                        ----------         ----------
                                                        $    8,779         $    8,493
                                                        ==========         ==========

NOTE 3 -- PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at June 30, 2002, and December 31, 2001, are set forth below (dollar amounts in thousands):

                                                         JUNE 30,         DECEMBER 31,
                                                           2002               2001
Land                                                    $    2,309         $    2,309
Buildings                                                   22,745             22,601
Equipment                                                  110,260            111,206
                                                        ----------         ----------
                                                           135,314            136,116
Accumulated depreciation                                    84,166             80,792
                                                        ----------         ----------
      Property, plant, and equipment, net               $   51,148         $   55,324
                                                        ==========         ==========

NOTE 4 -- ACCRUED EXPENSES

         At June 30, 2002, and December 31, 2001, accrued expenses included accrued interest expense of $10,771,000 and $8,738,000, respectively. Of those amounts, $10,321,000 and $8,446,000, respectively, was accrued interest on the 12-3/4% senior subordinated notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -- DEBT

         Debt at June 30, 2002, and December 31, 2001, is set forth below (dollar amounts in thousands):

                                                         JUNE 30,         DECEMBER 31,
                                                           2002               2001
                                                          --------          ---------
Short-term debt:
     Revolving line of credit                             $ 18,616          $  16,185
     Secured, amortizing term loans                         22,642             26,350
     Senior, unsecured note                                  7,500              7,500
     Senior subordinated notes                              27,412             27,412
     Junior subordinated notes                                 347                347
                                                          --------          ---------
         Subtotal                                           76,517             77,794
     Current portion of long-term debt                       2,181              2,617
                                                          --------          ---------
         Total short-term debt                            $ 78,698          $  80,411
                                                          ========          =========
Long-term debt:
     12% secured term note                                $  1,231          $   1,336
     Unsecured, amortizing term notes                        1,839              2,868
     Other                                                     405                413
                                                          --------          ---------
         Subtotal                                            3,475              4,617
     Less current portion                                   (2,181)            (2,617)
                                                          --------          ---------
         Total long-term debt                             $  1,294          $   2,000
                                                          ========          =========

         REVOLVING LINE OF CREDIT

         On June 28, 2002, the Company and the lenders providing loans under the Company's revolving line of credit agreed to extend the expiration date of the revolving line of credit from July 1, 2002, to September 2, 2002. The Company intends to replace the revolving line of credit with a line of credit provided by a new lender or to negotiate an extension of the September 2 expiration date with its existing lender. The Company can give no assurance that it will be able to replace or extend the line of credit.

         At June 30, 2002, availability under the revolving line of credit totaled $1,197,000, before outstanding checks of $1,083,000 were deducted. At June 30, 2002, the interest rates on loans outstanding under the revolving line of credit were the London Interbank Offered Rate (LIBOR) plus 2.5% and the prime rate.

         The loans outstanding under the Company's revolving line of credit are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc., a subsidiary of the Company.

         The lenders providing loans under the Company's revolving line of credit and the lenders providing secured, amortizing term loans have waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through September 2 or October 31, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         SECURED, AMORTIZING TERM LOANS

         Secured, amortizing term loans outstanding at June 30, 2002, and December 31, 2001, are set forth below (dollar amounts in thousands):

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2002              2001
                                                                                       ---------         ----------
Term loans payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturities in 2002, 8.37%                   $   2,104         $    2,221
Term loans payable in equal monthly principal installments, final
  maturities in 2002, LIBOR plus 2-3/4%                                                       56                344
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9.37%                         1,031              1,084
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, 9.0%                          2,028              2,128
Term loans payable in equal monthly principal installments, final
  maturities in 2002, prime rate and LIBOR plus 2-1/2%                                       -0-(1)             305(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2003, prime rate                                                               136                227
Term loans payable in equal monthly principal installments, final
  maturities in 2003, prime rate and LIBOR plus 2-1/2%                                        71(1)             131(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2003, LIBOR plus 2-3/4%                                                        267                427
Term loans payable in equal monthly principal installments, final
  maturities in 2004, LIBOR plus 2-3/4%                                                      643                810
Term loan payable in equal monthly principal installments, final
  maturity in 2004, prime rate and LIBOR plus 2-1/2%                                         521                657
Term loans payable in equal monthly principal installments, final
  maturities in 2004, prime rate and LIBOR plus 2-1/2%                                     5,252(1)           6,325(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2005, LIBOR plus 2-1/2%                                                        691                802
Term loan payable in equal monthly principal installments, final
  maturity in 2005, prime rate and LIBOR plus 2-1/2%                                         730(1)             852(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2006, prime rate                                                               311                352
Term loans payable in equal monthly principal installments, final
  maturities in 2006, prime rate and LIBOR plus 2-1/2%                                     5,550(1)           6,086(1)
Term loans payable in equal monthly installments, final maturities in
  2007, prime rate and LIBOR plus 2-1/2%                                                   3,251(1)           3,599(1)
                                                                                       ---------         ----------
                                                                                       $  22,642         $   26,350
                                                                                       =========         ==========

      (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan. The revolving line of credit is currently scheduled to mature on September 2, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Those portions of the secured, amortizing term loans that are due more than one year after the date of the consolidated financial statements have been classified as short-term debt at June 30, 2002, and December 31, 2002, because the Company's lenders granted waivers, for periods of less than one year, of the cross-default provisions of such term loans with respect to the default on the senior subordinated notes and, as of June 30, 2002, the senior, unsecured note, and because the revolving line of credit was scheduled to expire in less than one year.

         The secured, amortizing term loans are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc.

         SENIOR, UNSECURED NOTE

         The senior, unsecured note, which matured on April 30, 2002, is senior in right of payment to the senior subordinated notes and the junior subordinated notes. The senior, unsecured note bore interest at 10-1/2% per annum until August 1, 2000, when the effective interest rate increased to 12-1/2%. The Company did not pay the principal of the note or the monthly interest payment of $78,000 on April 30, 2002, and the Company has not made any interest payments since that date. For a more detailed discussion of the status of the senior, unsecured note, refer to Note 1, "Basis of Presentation."

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

         JUNIOR SUBORDINATED NOTES

         The junior subordinated notes are unsecured obligations of the Company. The junior subordinated notes are due on November 1, 2002, and are subordinated in right of payment to all existing and future secured debt of the Company, to the senior, unsecured note, and to the senior subordinated notes. The junior subordinated notes currently bear interest at 14% per annum. The holder of the junior subordinated notes has deferred until November 1, 2002, all interest payments that were due on or after February 1, 2000, and has waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through November 1, 2002.

         12% SECURED TERM NOTE

         The 12% secured term note is payable in sixty equal, monthly installments of principal and interest that commenced on November 30, 2001. The 12% secured term note has no cross-default provision with respect to the default on the senior subordinated notes or the senior, unsecured note.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         UNSECURED, AMORTIZING TERM NOTES

         The unsecured, amortizing term notes mature in 2003, and are a series of notes that are payable in seventeen equal monthly principal installments, with interest at the prime rate in effect on the day each note was issued.

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

NOTE 6 -- SERIES B PREFERRED STOCK

         At June 30, 2002, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100 per share. As a result of the default on the senior subordinated notes, the Company has been prohibited from making any dividend payments on, or redemptions of, the series B preferred stock since February 2000. At June 30, 2002, the Company was in arrears in the payment of ten dividends on the series B preferred stock in the aggregate amount of $66,000 and in the redemption of 900 shares of series B preferred stock for $180,000.

NOTE 7 -- INCOME TAXES

         At June 30, 2002, and December 31, 2001, the Company's net deferred income tax assets were fully offset by a valuation allowance.

NOTE 8 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the three-month and six-month periods ended June 30, 2002 and 2001, are set forth below (in thousands, except per share amounts). The calculations of diluted net income or loss per common share do not reflect any pro forma conversion of the Company's $8 cumulative convertible preferred stock, series B, because the conversion would not have been dilutive for any of the periods.

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30                  JUNE 30
                                                                    ----------------------------------------------
                                                                      2002        2001         2002         2001
                                                                    --------------------     ---------------------
     Numerator -- income (loss) applicable to common
      stockholders                                                  $    207    $    755     $ (1,419)   $     374
                                                                    ========    ========     ========    =========
     Denominator -- weighted average common shares                     4,828       4,828        4,828        4,828
                                                                    ========    ========     ========    =========
     Basic and diluted net income (loss) per common share           $   0.04    $   0.16     $  (0.29)   $    0.08
                                                                    ========    ========     ========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month and six-month periods ended June 30, 2002 and 2001, is summarized below (dollar amounts in thousands):

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30                      JUNE 30
                                                           -------------------------    -------------------------
                                                              2002           2001           2002          2001
                                                           ----------    -----------    -----------    ----------
                                                                                                              <
NET SALES:
     Rubber Group                                          $   26,161    $    24,923    $    50,114    $   47,855
     Metals Group                                               6,835          8,908         13,126        18,944
                                                           ----------    -----------    -----------    ----------
         Total net sales                                   $   32,996    $    33,831    $    63,240    $   66,799
                                                           ==========    ===========    ===========    ==========
INCOME (LOSS) FROM OPERATIONS:
     Rubber Group                                          $    3,449    $     3,321    $     5,939    $    5,190
     Metals Group                                                (492)           328         (2,208)          898
                                                           ----------    -----------    -----------    ----------
         Subtotal                                               2,957          3,649          3,731         6,088
     Corporate office                                            (753)          (662)        (1,336)       (1,157)
                                                           ----------    -----------    -----------    ----------
         Total income from operations                      $    2,204    $     2,987    $     2,395    $    4,931
                                                           ==========    ===========    ===========    ==========
ASSETs:
     Rubber Group                                          $   68,723    $    74,859    $    68,723    $   74,859
     Metals Group                                              24,843         31,894         24,843        31,894
                                                           ----------    -----------    -----------    ----------
         Subtotal                                              93,566        106,753         93,566       106,753
     Corporate office                                           4,739          3,392          4,739         3,392
                                                           ----------    -----------    -----------    ----------
         Total assets                                      $   98,305    $   110,145    $    98,305    $  110,145
                                                           ==========    ===========    ===========    ==========
DEPRECIATION AND AMORTIZATION:
     Rubber Group                                          $    1,947    $     2,103    $     3,947    $    4,304
     Metals Group                                               1,022          1,135          2,050         2,284
                                                           ----------    -----------    -----------    ----------
         Subtotal                                               2,969          3,238          5,997         6,588
     Corporate office                                              11             21             32            43
                                                           ----------    -----------    -----------    ----------
         Total depreciation and amortization               $    2,980    $     3,259    $     6,029    $    6,631
                                                           ==========    ===========    ===========    ==========
CAPITAL EXPENDITURES:
     Rubber Group                                          $      903    $       709    $     1,566    $    1,776
     Metals Group                                                 244             63            359           222
                                                           ----------    -----------    -----------    ----------
         Subtotal                                               1,147            772          1,925         1,998
     Corporate office                                               -              3              -             3
                                                           ----------    -----------    -----------    ----------
         Total capital expenditures                        $    1,147    $       775    $     1,925    $    2,001
                                                           ==========    ===========    ===========    ==========

         The amortization and depreciation set forth in the preceding table does not include amortization of deferred financing expenses, which totaled $125,000 and $49,000 during the three-month periods ended June 30, 2002 and 2001, respectively, and $161,000 and $94,000 during the six-month periods ended June 30, 2002 and 2001, respectively. Amortization of deferred financing expense is included in interest expense in the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 -- PLANT CLOSURE

         During the fourth quarter of 2001, the Company was notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, the customer purchased $5,937,000 of machined metal components that were manufactured primarily at the Company's Casa Grande, Arizona, facility. As a result of the reduction in sales at the Arizona facility, the Company closed the facility during the first quarter of 2002 and recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the Arizona facility's land and building and certain metal machining equipment currently idled by the loss of this business. The idled assets are currently classified in property, plant, and equipment and are being depreciated at the rate of approximately $36,000 per month. These assets will be reclassified as assets held for sale if and when they meet the criteria set forth in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company adopted on January 1, 2002. At June 30, 2002, the Company had a reserve of $43,000 for the closure of the Arizona facility, primarily for unpaid severance benefits.

         The following table sets forth certain operating data of the Arizona facility for the three-month and six-month periods ended June 30, 2002 and 2001 (dollar amounts in thousands).

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30                  JUNE 30
                                                                    ----------- --------     ---------------------
                                                                      2002        2001         2002         2001
                                                                    --------    --------     --------     --------
     Net sales                                                      $      -    $  2,320     $    332     $  5,178
                                                                    ========    ========     ========     ========
     Operating profit (loss) before plant closure costs             $   (235)   $     66     $   (936)    $    318
                                                                    --------    --------     --------     --------

     Plant closure costs:
         Severance and other employee termination costs                    -           -          246            -
         Asset relocation costs                                           43           -          209            -
         Other costs                                                      44           -          154            -
                                                                    --------    --------     --------     --------
                                                                          87           -          609            -
                                                                    --------    --------     --------     --------
     Operating profit (loss)                                        $   (322)   $     66     $ (1,545)    $    318
                                                                    ========    ========     ========     ========

         During 2002, operating losses other than plant closure costs resulted primarily from the underabsorption of operating costs incurred due to minimal sales and poor operating efficiencies while the facility was being shut down, and, to a lesser extent, from the cost of maintaining, insuring, protecting, and depreciating the facility and the equipment remaining in the facility.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 -- COMPREHENSIVE INCOME

        During the three-month and six-month periods ended June 30, 2002, the Company's comprehensive income, other than net income, consisted of unrealized gains on its marketable securities of $303,000 and $373,000, respectively. No income tax expense is currently allocable to these unrealized gains. Comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001, is set forth below:

                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                           JUNE 30                  JUNE 30
                                                                    --------------------     ---------------------
                                                                      2002        2001         2002         2001
                                                                    --------    --------     --------     --------
     Net income (loss)                                              $    207    $    755     $ (1,419)    $    374
     Other comprehensive income:
         Unrealized gain on marketable securities                        303           -          373            -
                                                                    --------    --------     --------     --------
     Comprehensive income                                           $    510    $    755     $ (1,046)    $    374
                                                                    ========    ========     ========     ========


NOTE 12 -- EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED (GOODWILL)

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

        During June 2002, the Company completed the transitional impairment test of its January 1, 2002, unamortized goodwill balance as required by FAS 142. On January 1, 2002, $7,831,000 of unamortized goodwill existed on the Company's books, including $7,623,000 related to the Rubber Group and $208,000 related to the Metals Group. As a result of the Company's transitional impairment tests, none of the Company's unamortized goodwill was deemed to be impaired as of January 1, 2002. The Company will test its goodwill for impairment in the fourth quarter of 2002 unless there are significant indicators of impairment prior to that time.

                                                        (continued on next page)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(continued from previous page)

        The following table shows the pro forma effect on net income and net income per share in 2001 if FAS 142 were effective for 2001 and goodwill had not been amortized.

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30                  JUNE 30
                                                                    --------------------     ---------------------
                                                                      2002        2001         2002         2001
                                                                    --------    --------     --------    ---------
     Net income (loss), as reported                                 $    207    $    755     $ (1,419)   $     374
     Add back amortization of goodwill, net of income taxes                -          79            -          158
                                                                    --------    --------     --------    ---------
         Adjusted net income (loss)                                 $    207    $    834     $ (1,419)   $     532
                                                                    ========    ========     ========    =========

     Per share data:
         Net income (loss) per common share, as reported            $   0.04    $   0.16     $  (0.29)   $    0.08
         Add back amortization of goodwill, net of
          income taxes                                                     -        0.01            -         0.03
                                                                    --------    --------     --------    ---------
              Adjusted net income (loss) per common share           $   0.04    $   0.17     $  (0.29)   $    0.11
                                                                    ========    ========     ========    =========

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

         Our consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our ability to refinance, extend, amend, or exchange approximately $80,000,000 of short-term debt, as more fully described below, is subject to risks and uncertainties. As a result, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

RESULTS OF OPERATIONS -- SECOND QUARTER OF 2002 VERSUS SECOND QUARTER OF 2001

         The following table sets forth our consolidated operating results for the second quarters of 2002 and 2001 (dollar amounts in thousands):

                                                                  THREE MONTHS ENDED JUNE 30
                                                           -------------------- ------------------
                                                                   2002                2001
                                                           ------------------   ------------------
Net sales                                                  $32,996      100.0%  $33,831      100.0%

Cost of sales                                               28,356       85.9    28,193       83.3
                                                           -------       ----   -------        ---
Gross profit                                                 4,640       14.1     5,638       16.7

Selling and administrative expenses                          2,349        7.1     2,651        7.8

Plant closure costs (1)                                         87        0.3        --         --
                                                           -------       ----   -------        ---
Income from operations                                       2,204        6.7     2,987        8.9

Add back depreciation and amortization (2)                   2,980        9.0     3,259        9.6
                                                           -------       ----   -------        ---
Earnings before interest, taxes, depreciation,
  and amortization (EBITDA) (3)                              5,184       15.7     6,246       18.5

Proforma adjustments for certain nonrecurring expenses:

     Plant closure costs (1)                                    87        0.3        --         --
                                                           -------       ----   -------        ---
Adjusted EBITDA (3)                                        $ 5,271       16.0%  $ 6,246       18.5%
                                                           =======       ====   =======        ===

Net cash provided by operating
  activities (4)                                           $ 3,522       10.7%  $ 1,635        4.8%
                                                           =======       ====   =======        ===

(1) During the first quarter of 2002, we closed our metal machining facility in Casa Grande, Arizona. As of December 31, 2001, we recorded a provision of $2,047,000 to write down the value of certain of the facility's assets to fair value, and during the second quarter of 2002, we incurred charges of $87,000 to close the facility. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

(2) Does not include amortization of deferred financing expenses, which totaled $125,000 and $49,000 during the second quarters of 2002 and 2001, respectively, and which is included in interest expense in the consolidated financial statements.

(3) Earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We use the term adjusted EBITDA to refer to EBITDA adjusted to exclude nonrecurring items of expense. During the second quarter of 2002, adjusted EBITDA excluded the nonrecurring charges incurred to close the Company's facility in Casa Grande, Arizona. We have presented EBITDA and adjusted EBITDA here and elsewhere in this Form 10-Q because we believe that these measures are used by investors as supplemental information to evaluate the operating performance of a business, including its ability to incur and to service debt. In addition, our definition of EBITDA and adjusted EBITDA may not be the same as the definition of EBITDA and adjusted EBITDA used by other companies.

(4) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I, Item 1.

         Our net sales for the second quarter of 2002 were $32,996,000, compared to net sales of $33,831,000 for the second quarter of 2001, a decrease of $835,000, or 2.5%. The decrease in second quarter net sales was principally a result of a $2,320,000 reduction in sales at our Arizona facility, which we closed during the first quarter of 2002. EBITDA, excluding the $87,000 of plant closure costs, for the second quarter of 2002 was $5,271,000, or 16.0% of net sales, compared to $6,246,000, or 18.5% of net sales, for the second quarter of 2001. This reduction resulted primarily from the closing of the Arizona facility.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the three-month periods ended June 30, 2002 and 2001.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the second quarters of 2002 and 2001 (dollar amounts in thousands):

                                                                           THREE MONTHS ENDED JUNE 30
                                                                 -----------------------------------------
                                                                         2002                   2001
                                                                 ------------------     ------------------
           Net sales                                             $ 26,161     100.0%    $ 24,923     100.0%

           Cost of sales                                           21,515      82.2       20,214      81.1
                                                                 --------      ----     --------      ----
           Gross profit                                             4,646      17.8        4,709      18.9

           Selling and administrative expenses                      1,197       4.6        1,388       5.6
                                                                 --------      ----     --------      ----
           Income from operations                                   3,449      13.2        3,321      13.3

           Add back depreciation and amortization                   1,947       7.4        2,103       8.5
                                                                 --------      ----     --------      ----
           EBITDA                                                $  5,396      20.6%    $  5,424      21.8%
                                                                 ========      ====     ========      ====

         During the second quarter of 2002, net sales of the Rubber Group increased by $1,238,000, or 5.0%, compared to the second quarter of 2001. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems, insulators for automotive ignition wire sets, and components for medical devices, offset, in part, by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales increased during the second quarter of 2002 to 82.2% of net sales from 81.1% of net sales during the second quarter of 2001, due, in part, to higher maintenance expenses and reduced efficiencies associated with repairs initiated on certain tooling.

         Selling and administrative expenses as a percentage of net sales decreased during the second quarter of 2002, compared to the second quarter of 2001, primarily because of reduced international selling expenses, and the elimination of the amortization of goodwill as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we adopted on January 1, 2002.

         During the second quarter of 2002, income from operations totaled $3,449,000, an increase of $128,000, or 3.9%, compared to the second quarter of 2001. EBITDA for the second quarter of 2002 was $5,396,000, or 20.6% of net sales, compared to $5,424,000, or 21.8% of net sales, for the second quarter of 2001.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the second quarters of 2002 and 2001 (dollar amounts in thousands):

                                                                   THREE MONTHS ENDED JUNE 30
                                                           -----------------------------------------
                                                                  2002                   2001
                                                           -------------------    ------------------
Net sales                                                  $ 6,835       100.0%   $ 8,908      100.0%

Cost of sales                                                6,841       100.1      7,979       89.6
                                                           -------       -----    -------      -----

Gross profit (loss)                                             (6)       (0.1)       929       10.4

Selling and administrative expenses                            399         5.8        601        6.7

Plant closure costs                                             87         1.3         --       --
                                                           -------       -----    -------      -----

Income (loss) from operations                                 (492)       (7.2)       328        3.7

Add back depreciation and amortization                       1,022        14.9      1,135       12.7
                                                           -------       -----    -------      -----
EBITDA                                                         530         7.7      1,463       16.4

Proforma adjustments for certain nonrecurring expenses:

     Plant closure costs                                        87         1.3         --       --
                                                           -------       -----    -------       ----
Adjusted EBITDA                                            $   617         9.0%   $ 1,463       16.4%
                                                           =======       =====    =======      =====

         During the fourth quarter of 2001, we were notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, this customer purchased $5,937,000 of machined metal components, which were manufactured primarily at our Casa Grande, Arizona, facility. As a result of the reduction in sales at the Arizona facility, we closed the facility during the first quarter of 2002 and recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the Arizona facility's land and building and certain metal machining equipment currently idled by the loss of this business. The land, building, and equipment idled by the loss of business is currently classified in property, plant, and equipment and is being depreciated at the rate of approximately $36,000 per month. These assets will be reclassified as assets held for sale if and when they meet the criteria set forth in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002.

         The following table sets forth certain operating data of the Arizona facility for the second quarters of 2002 and 2001 (dollar amounts in thousands):

                                                                               THREE MONTHS ENDED
                                                                                     JUNE 30
                                                                              --------------------
                                                                                2002        2001
                                                                              --------    --------
               Net sales                                                      $      -    $  2,320
                                                                              ========    ========
               Operating profit (loss) before plant closure costs             $   (235)   $     66
                                                                              --------    --------
               Plant closure costs:
                    Asset relocation costs                                          43           -
                    Other costs                                                     44           -
                                                                              --------    --------
                                                                                    87           -
                                                                              --------    --------
               Operating profit (loss)                                            (322)         66

               Add back depreciation and amortization                              101         418
                                                                              --------    --------
               EBITDA                                                         $   (221)   $    484
                                                                              ========    ========

         During 2002, operating losses other than plant closure costs resulted primarily from the underabsorption of operating costs incurred due to minimal sales and poor operating efficiencies while the facility was being shut down, and, to a lesser extent, from the cost of maintaining, insuring, protecting, and depreciating the facility and the equipment remaining in the facility.

         During the second quarter of 2002, net sales of the Metals Group decreased by $2,073,000, or 23.3%, compared to the second quarter of 2001. The decrease resulted from reduced sales of machined metal components due to the loss, effective December 31, 2001, of the Metals Group's largest customer.

         Cost of sales, as a percentage of net sales increased during the second quarter of 2002 to 100.1% of net sales from 89.6% of net sales during the second quarter of 2001, primarily due to the second quarter operating loss incurred at the Arizona facility, which was closed during the first quarter of 2002, excess costs and production inefficiencies caused by the transfer of certain business and equipment from Arizona to the Rochester, New York, facility, and higher material costs resulting from the delayed pass-through of increased aluminum prices to customers.

         Selling and administrative expenses as a percentage of net sales decreased during the second quarter of 2002 compared to the second quarter of 2001, primarily because of the closing of the Arizona facility.

         During the second quarter of 2002, the loss from operations was $492,000 compared to income from operations of $328,000 during the second quarter of 2001. Excluding the $87,000 of plant closure costs, the loss from operations during the second quarter of 2002, was $405,000. EBITDA, excluding the $87,000 of plant closure costs, for the second quarter of 2002 was $617,000, or 9.0% of net sales, compared to $1,463,000, or 16.4% of net sales, for the second quarter of 2001.

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

         The following table sets forth the operating results of the corporate office for the second quarters of 2002 and 2001 (dollar amounts in thousands):

                                                                   THREE MONTHS ENDED
                                                                         JUNE 30
                                                                  --------------------
                                                                    2002        2001
                                                                  -------     --------
Loss from operations                                              $  (753)    $   (662)

Add back depreciation and amortization                                 11           21
                                                                  -------     --------
EBITDA                                                            $  (742)    $   (641)
                                                                  =======     ========

         During the second quarter of 2002, corporate office expenses increased compared to the second quarter of 2001, primarily because of accruals for incentive compensation.

         INTEREST EXPENSE

         During the second quarters of 2002 and 2001, interest expense totaled $1,967,000 and $2,152,000, respectively, which included amortization of deferred financing expenses of $125,000 and $49,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate indebtedness.

         INCOME TAX PROVISION

         At June 30, 2002, and December 31, 2001, our net deferred income tax assets were fully offset by a valuation allowance.

RESULTS OF OPERATIONS -- FIRST SIX MONTHS OF 2002 VERSUS FIRST SIX MONTHS OF
2001

         The following table sets forth our consolidated operating results for the first six months of 2002 and 2001 (dollar amounts in thousands):

                                                                   SIX MONTHS ENDED JUNE 30
                                                           ---------------------------------------
                                                                   2002                2001
                                                           ------------------   ------------------
Net sales                                                  $63,240      100.0%  $66,799      100.0%

Cost of sales                                               55,632       88.0    56,742       84.9
                                                           -------      -----   -------        ---
Gross profit                                                 7,608       12.0    10,057       15.1

Selling and administrative expenses                          4,604        7.3     5,126        7.7

Plant closure costs (1)                                        609        0.9        --         --
                                                           -------      -----   -------        ---
Income from operations                                       2,395        3.8     4,931        7.4

Add back depreciation and amortization (2)                   6,029        9.5     6,631        9.9
                                                           -------      -----   -------        ---
EBITDA (3)                                                   8,424       13.3    11,562       17.3

Proforma adjustments for certain nonrecurring expenses:

     Plant closure costs (1)                                   609        0.9        --         --
                                                           -------      -----   -------        ---
Adjusted EBITDA (3)                                        $ 9,033       14.2%  $11,562       17.3%
                                                           =======      =====   =======        ===
Net cash provided by operating activities (4)              $ 5,132        8.1%  $ 2,731        4.1%
                                                           =======      =====   =======        ===

      (1) During the first quarter of 2002, we closed our metal machining facility in Casa Grande, Arizona. As of December 31, 2001, we recorded a provision of $2,047,000 to write down the value of certain of the facility's assets to fair value, and during the first six months of 2002, we incurred charges of $609,000 to close the facility. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

      (2) Does not include amortization of deferred financing expenses, which totaled $161,000 and $94,000 during the first six months of 2002 and 2001, respectively, and which is included in interest expense in the consolidated financial statements.

      (3) Earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We use the term adjusted EBITDA to refer to

            EBITDA adjusted to exclude nonrecurring items of expense. During the first six-months of 2002, adjusted EBITDA excluded the nonrecurring charges incurred to close the Company's facility in Casa Grande, Arizona. We have presented EBITDA and adjusted EBITDA here and elsewhere in this Form 10-Q because we believe that these measures are used by investors as supplemental information to evaluate the operating performance of a business, including its ability to incur and to service debt. In addition, our definition of EBITDA and adjusted EBITDA may not be the same as the definition of EBITDA and adjusted EBITDA used by other companies.

      (4) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I, Item 1.

         Our net sales for the first six months of 2002 were $63,240,000, compared to net sales of $66,799,000 for the first six months of 2001, a decrease of $3,559,000, or 5.3%. The decrease in net sales was principally a result of a $4,846,000 reduction in sales at our Arizona facility, which we closed during the first quarter of 2002. EBITDA, excluding the $609,000 of plant closure costs, for the first six months of 2002 was $9,033,000, or 14.2% of net sales, compared to $11,562,000, or 17.3% of net sales, for the first six months of 2001. This reduction was principally a result of the expenses related to the closing of the Arizona facility and the transfer of certain equipment and business to our Rochester, New York, facility.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the six-month periods ended June 30, 2002 and 2001.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the first six months of 2002 and 2001 (dollar amounts in thousands):

                                                                          SIX MONTHS ENDED JUNE 30
                                                                 -----------------------------------------
                                                                         2002                   2001
                                                                 ------------------     ------------------
           Net sales                                             $ 50,114     100.0%    $ 47,855     100.0%

           Cost of sales                                           41,851      83.5       39,964      83.5
                                                                 --------     -----     --------     -----
           Gross profit                                             8,263      16.5        7,891      16.5

           Selling and administrative expenses                      2,324       4.6        2,701       5.7
                                                                 --------     -----     --------     -----
           Income from operations                                   5,939      11.9        5,190      10.8

           Add back depreciation and amortization                   3,947       7.8        4,304       9.0
                                                                 --------     -----     --------     -----
           EBITDA                                                $  9,886      19.7%    $  9,494      19.8%
                                                                 ========     =====     ========     =====

         During the first six months of 2002, net sales of the Rubber Group increased by $2,259,000, or 4.7%, compared to the first six months of 2001. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems and components for medical devices, offset, in part, by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales during the first six months of 2002 was 83.5% of net sales, unchanged from the first six months of 2001.

         Selling and administrative expenses as a percentage of net sales decreased during the first six months of 2002, compared to the first six months of 2001, primarily because of reduced international selling expenses, and the elimination of the amortization of goodwill as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we adopted January 1, 2002.

         For the reasons stated above, during the first six months of 2002, income from operations totaled $5,939,000, an increase of $749,000, or 14.4%, compared to the first six months of 2001. EBITDA for the first six months of 2002 was $9,886,000, or 19.7% of net sales, compared to $9,494,000, or 19.8% of net sales, for the first six months of 2001.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the first six months of 2002 and 2001 (dollar amounts in thousands):

                                                                           SIX MONTHS ENDED JUNE 30
                                                                 -----------------------------------------
                                                                         2002                   2001
                                                                 ------------------     ------------------
           Net sales                                             $  13,126    100.0%    $  18,944    100.0%

           Cost of sales                                            13,781    105.0        16,778     88.6
                                                                 ---------    -----     ---------    -----
           Gross profit (loss)                                        (655)    (5.0)        2,166     11.4

           Selling and administrative expenses                         944      7.2         1,268      6.7

           Plant closure costs                                         609      4.6             -        -
                                                                 ---------    -----     ---------    -----
           Income (loss) from operations                            (2,208)   (16.8)          898      4.7

           Add back depreciation and amortization                    2,050     15.6         2,284     12.1
                                                                 ---------    -----     ---------    -----
           EBITDA                                                     (158)    (1.2)        3,182     16.8

           Proforma adjustments for certain nonrecurring expenses:
             expenses:

                Plant closure costs                                    609      4.6             -        -
                                                                 ---------    -----     ---------    -----
           Adjusted EBITDA                                       $     451      3.4%    $   3,182     16.8%
                                                                 =========    =====     =========    =====

         As previously discussed, during the fourth quarter of 2001, we were notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, the customer purchased $5,937,000 of machined metal components that were manufactured primarily at the Company's Casa Grande, Arizona, facility. As a result of the reduction in sales at the Arizona facility, we closed the facility during the first quarter of 2002 and recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the Arizona facility's land and building and certain metal machining equipment currently idled by the loss of this business. The idled assets are currently classified in property, plant, and equipment and are being depreciated at the rate of approximately $36,000 per month. These assets will be reclassified as assets held for sale if and when they meet the criteria set forth in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002. At June 30, 2002, we had a reserve of $43,000 for the closure of the Arizona facility, primarily for unpaid severance benefits.

      The following table sets forth certain operating data of the Arizona facility for the first six months of 2002 and 2001 (dollar amounts in thousands):

                                             SIX MONTHS ENDED
                                                  JUNE 30
                                                  -------
                                              2002        2001
                                              ----        ----
Net sales                                   $  332       $5,178
                                            ======       ======

Operating profit (loss) before plant        $ (936)      $  318
closure costs                               ------       ------

Plant closure costs:
   Severance and other employee                246
termination costs
   Asset relocation costs                      209         --
   Other costs                                 154         --
                                            ------       ------
                                               609         --
                                            ------       ------

Operating profit (loss)                     (1,545)         318

Add back depreciation and amortization         366          841
                                            ------       ------

EBITDA                                     $(1,179)      $1,159
                                            ======       ======

      During 2002, operating losses other than plant closure costs resulted primarily from the underabsorption of operating costs incurred due to minimal sales and poor operating efficiencies while the facility was being shut down, and, to a lesser extent, from the cost of maintaining, insuring, protecting, and depreciating the facility and the equipment remaining in the facility.

      During the first six months of 2002, net sales of the Metals Group decreased by $5,818,000, or 30.7%, compared to the first six months of 2001. The decrease resulted from reduced sales of machined metal components due to the departure, effective December 31, 2001, of the Metals Group's largest customer and reduced sales to certain customers who had accumulated excess amounts of inventory in prior periods.

      Cost of sales as a percentage of net sales increased during the first six months of 2002 to 105.0% of net sales from 88.6% of net sales during the first six months of 2001, primarily due to the first six months operating loss incurred at the Arizona facility, which resulted primarily from minimal sales and poor operating efficiencies while the facility was being closed, excess costs and production inefficiencies caused by the transfer of certain business and equipment from Arizona to the Rochester, New York, facility, and the cost of maintaining, insuring, protecting, and depreciating the facility and equipment remaining in the Arizona facility.

      Selling and administrative expenses as a percentage of net sales increased during the first six months of 2002 compared to the first six months of 2001, primarily because of the dramatically reduced sales level.

      For the reasons stated above, during the first six months of 2002, the loss from operations was $2,208,000, compared to income from operations of $898,000 during the first six months of 2001. Excluding the $609,000 of plant closure costs, the loss from operations during the first six months of 2002 was $1,599,000. Excluding the entire loss incurred at the Arizona facility during the first six months of 2002, the loss from operations during the first six months of 2002 was $663,000. Adjusted

EBITDA was $451,000, or 3.4% of net sales, compared to $3,182,000, or 16.8% of net sales for the first six months of 2001.

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

      The following table sets forth the operating results of the corporate office for the first six months of 2002 and 2001 (dollar amounts in thousands):

                               SIX MONTHS ENDED
                                    JUNE 30
                                    -------
                                 2002     2001
                                 ----     ----

Loss from operations          $(1,336)  $(1,157)

Add back depreciation and
amortization                       32       43
                               ------   ------

EBITDA                        $(1,304)  $(1,114)
                               ======   =======

      During the first six months of 2002, corporate office expenses increased compared to the first six months of 2001, primarily because of accruals for incentive compensation.

      INTEREST EXPENSE

      During the first six months of 2002 and 2001, interest expense totaled $3,763,000 and $4,477,000, respectively, which included amortization of deferred financing expenses of $161,000 and $94,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate indebtedness and a reduction in the average amount of outstanding indebtedness.

      INCOME TAX PROVISION

      At June 30, 2002, and December 31, 2001, our net deferred income tax assets were fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

      OPERATING ACTIVITIES

      During the first six months of 2002, our operating activities provided $5,132,000 of cash.

      Accounts receivable increased by $2,687,000. The increase was caused primarily by an increase in net sales during May and June 2002 compared to November and December 2001.

      Accounts payable decreased by $1,368,000, primarily as a result of a decrease in balances outstanding beyond agreed upon payment terms. In the first quarter of 2002, we converted $167,000 of past due accounts payable into notes payable in seventeen equal, monthly principal installments commencing during the first quarter of 2002, and during the second quarter of 2002, improved cash flow from operations was used to reduce trade accounts payable. We rely on our suppliers to provide us credit for our purchases. In certain cases, we extend our accounts payable beyond their stated terms. If our vendors were to reduce materially the amount of credit available to us, it could have a material adverse effect on our results of operations and financial position.

      Accrued expenses increased by $3,386,000 during the first six months of 2002, primarily due to an increase in accrued interest of $2,033,000, reflecting unpaid interest on our senior subordinated notes, senior, unsecured note, and junior subordinated notes.

      INVESTING ACTIVITIES

      During the first six months of 2002, our investing activities used $2,362,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $1,566,000 and $359,000, respectively. Capital expenditures for the first six months of 2002 included $1,882,000 for equipment and $43,000 for building improvements. We presently project that capital expenditures during 2002 will total approximately $4,900,000, substantially all of which will be for the purchase of equipment. Capital expenditures for the Rubber Group and the Metals Group are projected to total approximately $3,200,000 and $1,700,000, respectively, during 2002. At June 30, 2002, we had outstanding commitments to purchase plant and equipment of approximately $1,624,000.

      FINANCING ACTIVITIES

      During the first six months of 2002, our financing activities used $2,877,000 of cash.

      During the first six months of 2002, we made payments on our long-term debt totaling $5,069,000, and we increased the net borrowings under our revolving line of credit by $2,431,000.

      LIQUIDITY

      We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit, which expires on September 2, 2002, is subject to certain availability formulas based on the levels of our accounts receivable and inventories. At August 9, 2002, availability under our revolving line of credit totaled $1,666,000 before outstanding checks of $1,233,000 were deducted.

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

      From time to time, our lenders have agreed to waive or amend certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend or waive those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable.

      We are in default in the payment of our senior subordinated notes and our senior, unsecured note. In addition, during the last six months of 2002, we have $5,028,000 of secured term notes and $347,000 of junior subordinated notes that mature. During the last six months of 2002, we also have scheduled principal payments of $3,536,000 on our amortizing term loans. We estimate that, at existing contractual and market rates, the interest expense on all of our debt during 2002 will be approximately $7,500,000.

      We had a net working capital deficit of $70,636,000 at June 30, 2002, compared to a net working capital deficit of $72,928,000 at December 31, 2001. The net working capital deficit exists primarily because the majority of our debt is in default or subject to cross defaults. As discussed in more detail below, we are in the process of negotiating extensions of all of our matured and maturing debt, although there can be no assurance that we will be successful in this effort.

      We have been in default on our 12-3/4% senior subordinated notes since February 1, 2000, when we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, we commenced an exchange offer for the 12-3/4% senior subordinated notes. If the exchange offer is consummated, at least 99% of the 12-3/4% senior subordinated notes will be exchanged for new 11-1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the 12-3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through April 30, 2002, which accrued interest totals $350.625 for each $1,000 principal amount of 12-3/4% senior subordinated notes. Interest on the 11-1/2% senior subordinated notes will accrue from May 1, 2002, and will be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of 11-1/2% senior subordinated notes will be issued together with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the exchange offer is consummated, we will pay a participation fee of 3% of the principal amount of 12-3/4% senior subordinated notes that are exchanged. The consummation of the exchange offer is conditioned upon, among other things, the valid tender for exchange of at least 99% of the senior subordinated notes. Our senior, secured lenders have waived the cross-default provisions with respect to the default on the senior subordinated notes through September 2 or October 31, 2002, and the holder of the junior subordinated notes has waived the cross-default provisions with respect to the default on the senior subordinated notes through November 1, 2002. The current expiration date of the exchange offer is August 30, 2002. As of August 9, 2002, we had received valid tenders of 12-3/4% senior subordinated notes in the principal amount of $27,098,000 or 98.9% of the notes.

      We have also reached an agreement with the holders of our 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, we will exchange new 12-1/2% junior subordinated notes due November 1, 2007, for the $347,000 principal amount of existing 14% junior subordinated notes and the accrued interest thereon for the period November 1, 1999, through April 30, 2002, which totals $156,000. Interest on the 12-1/2% junior subordinated notes will accrue from May 1, 2002, and will be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of 12-1/2% junior subordinated notes will be issued together with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through November 1, 2007. If the restructuring is completed, we will also pay a participation fee of 3% of the principal amount of 14% junior subordinated notes.

      The completion of the proposed restructuring of the 12-3/4% senior subordinated notes and the 14% junior subordinated notes is subject to a number of conditions precedent, including the restructuring of our outstanding $7,500,000 senior, unsecured note on satisfactory terms. We have proposed that the senior, unsecured note be restructured to provide for twenty quarterly principal payments of $375,000 beginning on November 1, 2002, with a final maturity date of August 1, 2007, interest at the rate of 10-1/2% per annum, payable quarterly, and a 2% participation fee. On April 30, 2002, the maturity date of the senior, unsecured note, the holder of the note rejected our proposal for a restructuring and our request for an interim, three-month extension. We did not pay the principal of the note or the monthly interest payment of $78,000 on April 30, 2002, and we have not made any interest payments since that date. Our senior, secured lenders have waived the cross-default provisions with respect to the default on the senior, unsecured note through September 2 or October 31, 2002, and the holder of the junior subordinated notes has waived the cross-default provisions with respect to the default on the senior, unsecured note through November 1, 2002.

      Another condition of the proposed restructuring of the 12-3/4% senior subordinated notes and the 14% junior subordinated notes is the refinancing of our senior, secured debt on satisfactory terms. We are currently in discussions with several lenders regarding a refinancing of its senior, secured credit facilities.

      We can give no assurance that we will be able to consummate the exchange offer, restructure the senior, unsecured note, or refinance our senior, secured financing arrangements on terms satisfactory to us. If we are unable to do so, we may file a petition under the federal bankruptcy code in order to carry out a debt restructuring plan on terms substantially similar to those discussed above or on other terms. Although we believe that such a restructuring could be accomplished without material disruption to our operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on our operations and financial position. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect those risks and uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

      At June 30, 2002, we had $37,983,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2-1/2%, LIBOR plus 2-3/4%, or the prime rate. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

      At June 30, 2002, we had outstanding $42,009,000 of fixed-rate, long-term debt with a weighted-average interest rate of 12.2%, of which $40,422,000 had matured or was scheduled to mature during 2002. If we were able to refinance or extend the matured or maturing debt, it might be at interest rates that are significantly higher than the weighted-average interest rate on the matured or maturing debt. We have reached an agreement in principle with the holders of over 80% of our 12-3/4% senior subordinated notes, to exchange the 12-3/4% senior subordinated notes for new 11-1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the existing 12-3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through April 30, 2002, which accrued interest totals $350.625 for each $1,000 principal amount of 12-3/4% senior subordinated notes exchanged. With respect to our $7,500,000 senior, unsecured note, we have proposed to extend the maturity date from April 30, 2002, to August 1, 2007, pay interest at the rate of 10-1/2% per annum, and repay the note in twenty quarterly principal payments in the amount of $375,000 each beginning November 1, 2002. The holder of the note has rejected our proposal.

      If we negotiated extensions of our matured and maturing debt on the proposed terms discussed above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in Part I, Item 2, we estimate that our monthly interest expense would increase by approximately $61,000.

      For further information about our indebtedness, we recommend that you also read Notes 1 and 5 of our consolidated financial statements in Part I, Item 1.

                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

      (a) We are in default in respect of our 12-3/4% senior subordinated notes because we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on February 1, 2000. For more information regarding the default in respect of the 12-3/4% senior subordinated notes, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity," in Part I, Item 2, which is incorporated by reference herein.

      We are in default in respect of our 10-1/2% senior, unsecured note because we did not make the payment of principal, in the amount of $7,500,000, and interest, in the amount of $78,000, that were due on April 30, 2002. For more information regarding the default in respect of the 10-1/2% senior, unsecured note, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity," in Part I, Item 2, which is incorporated by reference herein.

      The lenders under our revolving line of credit and secured, amortizing term loans have waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through September 2 or October 31, 2002, and the holder of our junior subordinated notes has waived the cross-default provisions with respect to the senior subordinated notes and the senior, unsecured note through November 1, 2002.

      (b) We did not pay dividends on our $8 cumulative convertible preferred stock, series B, during the three-month or six-month periods ended June 30, 2002, in the aggregate amount of $6,600 and $13,200, respectively. At June 30, 2002, the Company was in arrears in the payment of ten dividends on the series B preferred stock in the aggregate amount of $66,000 and in the redemption of 900 shares of series B preferred stock for $180,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of the Company was held on June 12,
2002.

      The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:

      o A proposal to elect six directors (Messrs. William B. Conner, Warren Delano, Kenneth I. Greenstein, Michael A. Lubin, and Joseph A. Pardo, and Ms. Elizabeth Ruml).

                  Mr. Conner:
                     Votes for Mr. Conner               3,053,808
                     Votes withheld from Mr. Conner        15,225

                  Mr. Delano:
                     Votes for Mr. Delano               3,047,554
                     Votes withheld from Mr. Delano        21,479


                                                      (continued on next page)

         (continued from previous page)

                  Mr. Greenstein:
                     Votes for Mr. Greenstein           3,052,583
                     Votes withheld from Mr. Greenstein    16,450

                  Mr. Lubin:
                     Votes for Mr. Lubin                3,047,554
                     Votes withheld from Mr. Lubin         21,479

                  Mr. Pardo:
                     Votes for Mr. Pardo                3,052,125
                     Votes withheld from Mr. Pardo         16,908

                  Ms. Ruml:
                     Votes for Ms. Ruml                 3,050,025
                     Votes withheld from Ms. Ruml          19,008

      o The ratification of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2002.

                  Votes for Ernst & Young LLP           3,052,478
                  Votes against Ernst & Young LLP           5,306
                  Abstentions                              11,249

      There were no broker non-votes in respect of the foregoing matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            The following exhibits are filed herewith:

            10-1 Agreement relating to 14% Junior Subordinated Notes dated as of June 30, 2002, between Lexington Precision Corporation ("LPC") and Michael A. Lubin

            10-2 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated as of July 31, 2002, among LPC, Michael A. Lubin, and Warren Delano

            10-3 Agreement dated as of June 28, 2002, between LPC and Congress Financial Corporation

            10-4 Agreement dated as of June 28, 2002, between Lexington Rubber Group, Inc. ("LRGI") and Congress Financial Corporation

            10-5 Agreement dated as of April 30, 2002 among LPC, LRGI, and Bank One, NA

            10-6  Agreement dated July 31, 2002, among LPC, LRGI, and Bank One,
                  NA

            10-7 Seventh Amendment Agreement dated June 26, 2002, between LPC, LRGI, and Bank One, NA

            10-8 Agreement dated as of April 30, 2002, between LPC and The CIT Group/Equipment Financing, Inc.

            10-9 Agreement dated as of July 31, 2002, between LPC and The CIT Group/Equipment Financing, Inc.

      (b)   REPORTS ON FORM 8-K

      On April 8, 2002, we filed a Form 8-K that included a press release dated April 1, 2002, stating that we were extending the expiration date of our offer to exchange our 12-3/4% senior subordinated notes from 5:00 p.m., New York City time, on April 1, 2002, to 5:00 p.m., New York City time, April 30, 2002.

      On May 2, 2002, we filed a Form 8-K that included a press release dated May 1, 2002, stating that our exchange offer for our 12-3/4% senior subordinated notes expired on April 30, 2002, and that we expected to commence a new exchange offer for the 12-3/4% senior subordinated notes. We also announced that our proposal to restructure our 10-1/2% senior, unsecured note to August 7, 2007, was rejected by the holders of the 10-1/2 senior, unsecured note.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEXINGTON PRECISION CORPORATION
                                                      (Registrant)

August 13, 2002                           By: /s/  Michael A. Lubin
---------------                               --------------------------------
   Date                                       Michael A. Lubin
                                              Chairman of the Board

August 13, 2002                           By: /s/  Warren Delano
---------------                               --------------------
   Date                                       Warren Delano
                                              President

August 13, 2002                           By: /s/  Dennis J. Welhouse
---------------                               --------------------------
   Date                                       Dennis J. Welhouse
                                              Senior Vice President and
                                                Chief Financial Officer