Form 10-Q
period 2002-09-30
LEXINGTON PRECISION CORP
filed 2002-11-15
CIK 12570

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

     COMMON STOCK, $0.25 PAR VALUE, 4,828,036 SHARES AS OF NOVEMBER 12, 2002

       (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
          CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

================================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................1

Item 2.    Management's Discussion and Analysis of Financial Condition

            and Results of Operations........................................16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........28

Item 4.    Controls and Procedures...........................................29

PART II.   OTHER INFORMATION

Item 3.    Defaults on Senior Securities.....................................30

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               SEPTEMBER 30              SEPTEMBER 30
                                                          ----------------------    ----------------------
                                                            2002         2001         2002        2001
                                                          ---------    ---------    ---------    ---------
Net sales                                                 $  32,342    $  30,070    $  95,582    $  96,869

Cost of sales                                                28,130       26,325       83,761       83,067
                                                          ---------    ---------    ---------    ---------

     Gross profit                                             4,212        3,745       11,821       13,802

Selling and administrative expenses                           2,128        2,194        6,733        7,320

Plant closure costs                                            --           --            609         --
                                                          ---------    ---------    ---------    ---------

     Income from operations                                   2,084        1,551        4,479        6,482

Interest expense                                              1,978        2,102        5,741        6,579
                                                          ---------    ---------    ---------    ---------

     Income (loss) before income taxes                          106         (551)      (1,262)         (97)

Income tax provision (benefit)                                 (121)         (19)         (70)          61
                                                          ---------    ---------    ---------    ---------

     Net income (loss)                                    $     227    $    (532)   $  (1,192)   $    (158)
                                                          =========    =========    =========    =========

Per share data:

Basic and diluted net income (loss) applicable to
  common stockholders                                     $    0.05    $   (0.11)   $   (0.25)   $   (0.03)
                                                          =========    =========    =========    =========



See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2002             2001
                                                            -------------    ------------
ASSETS:

Current assets:
     Cash                                                     $       83      $      189
     Marketable securities                                         1,391           1,274
     Accounts receivable                                          19,950          18,753
     Inventories                                                   8,305           8,493
     Prepaid expenses and other current assets                     2,519           3,523
     Deferred income taxes                                         1,914           1,914
                                                              ----------      ----------
         Total current assets                                     34,162          34,146

Property, plant, and equipment, net                               50,370          55,324
Excess of cost over net assets of businesses acquired              7,831           7,831
Other assets                                                       2,689           2,576
                                                              ----------      ----------

              Total assets                                    $   95,052      $   99,877
                                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                         $   10,757      $   12,077
     Accrued expenses, excluding interest                          6,589           5,848
     Accrued interest expense                                     12,081           8,738
     Short-term debt                                              72,411          77,794
     Current portion of long-term debt                             1,985           2,617
                                                              ----------      ----------
         Total current liabilities                               103,823         107,074
                                                              ----------      ----------

Long-term debt, excluding current portion                          1,184           2,000
                                                              ----------      ----------

Deferred income taxes and other long-term liabilities              2,428           2,132
                                                              ----------      ----------

Series B preferred stock                                             330             330
                                                              ----------      ----------

Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,828,036 shares issued                          1,207           1,207
     Additional paid-in-capital                                   12,960          12,960
     Accumulated deficit                                         (26,997)        (25,826)
     Accumulated other comprehensive income                          117            --
                                                              ----------      ----------
         Total stockholders' deficit                             (12,713)        (11,659)
                                                              ----------      ----------

              Total liabilities and stockholders' deficit     $   95,052      $   99,877
                                                              ==========      ==========

See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                      --------------------------
                                                                         2002            2001
                                                                      ----------      ----------
OPERATING ACTIVITIES:

     Net loss                                                         $   (1,192)     $     (158)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                      8,304           8,951
         Amortization included in operating expense                          595             877
         Amortization included in interest expense                           294             142
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable                                         (1,197)         (2,943)
              Inventories                                                    188             785
              Prepaid expenses and other current assets                    1,026            (249)
              Accounts payable                                              (907)         (1,053)
              Accrued expenses, excluding interest                           741             853
              Accrued interest expense                                     3,343           2,620
              Other long-term liabilities                                    296              34
         Other                                                                21             (14)
                                                                      ----------      ----------
              Net cash provided by operating activities                   11,512           9,845
                                                                      ----------      ----------

INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                          (3,390)         (4,914)
     Net decrease (increase) in equipment deposits                           128            (155)
     Expenditures for tooling owned by customers                            (725)           (423)
     Other                                                                   253            (129)
                                                                      ----------      ----------
              Net cash used by investing activities                       (3,734)         (5,621)
                                                                      ----------      ----------

FINANCING ACTIVITIES:

     Net increase in loans under revolving line of credit                    190             754
     Proceeds from issuance of amortizing term debt                         --             2,000
     Repayment of amortizing term debt                                    (7,621)         (6,604)
     Other                                                                  (453)           (323)
                                                                      ----------      ----------
              Net cash used by financing activities                       (7,884)         (4,173)
                                                                      ----------      ----------
Net increase (decrease) in cash                                             (106)             51
Cash at beginning of period                                                  189              65
                                                                      ----------      ----------
Cash at end of period                                                 $       83      $      116
                                                                      ==========      ==========


See notes to consolidated financial statements.

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

        Subject to the Company's ability to successfully restructure its indebtedness as discussed below, in the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2002, and the Company's results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the Company's cash flows for the nine month periods ended September 30, 2002 and 2001. All such adjustments were of a normal, recurring nature.

        The results of operations for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

        The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to refinance, extend, amend, or exchange substantially all of its outstanding debt, as more fully described below, is subject to risks and uncertainties. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

        The Company has been in default on its 12 3/4% senior subordinated notes since February 1, 2000, when it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, the Company commenced an exchange offer for the 12 3/4% senior subordinated notes. If the exchange offer is consummated, at least 99% of the 12 3/4% senior subordinated notes will be exchanged for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through April 30, 2002, which accrued interest totals $350.625 for each $1,000 principal amount of 12 3/4% senior subordinated notes. Interest on the 11 1/2% senior subordinated notes will accrue from May 1, 2002, and will be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of 11 1/2% senior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the exchange offer is consummated, the Company will pay a participation fee of 3% of the principal amount of 12 3/4% senior subordinated notes that are exchanged. The company's senior, secured lenders have waived the cross-default provisions with respect to the default on the senior subordinated notes through January 3 or January 31, 2003, and the holder of the junior subordinated notes has waived the cross-default provisions with respect to the default on the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

senior subordinated notes through January 31, 2003. The current expiration date of the exchange offer is December 4, 2002. One of the conditions of the consummation of the exchange offer is the tender for exchange of at least 99% of the senior subordinated notes. As of November 12, 2002, the Company had received tenders of $27,209,000 principal amount of 12 3/4% senior subordinated notes, or 99.3% of the notes. However, there are additional conditions to the consummation of the exchange offer, which may not be satisfied by the expiration date.

        The Company has reached an agreement with the holder of its 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, the Company will exchange new 12 1/2% junior subordinated notes due November 1, 2007, for the existing 14% junior subordinated notes. The accrued interest on the 14% junior subordinated notes for the period November 1, 1999, through April 30, 2002, which totals $156,000, will be converted into shares of the Company's common stock at a price of $2.27 per share. Interest on the 12 1/2% junior subordinated notes will accrue from May 1, 2002, and will be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of 12 1/2% junior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through November 1, 2007. If the restructuring is completed, the Company also will pay a participation fee of 3% of the principal amount of 14% junior subordinated notes, which fee will be payable in shares of the Company's common stock at a price of $2.27 per share.

        On April 30, 2002, the maturity date of the senior, unsecured note, the holder of the note rejected the Company's proposal for a restructuring and the Company's request for an interim, three-month extension. The Company did not pay the principal, in the amount of $7,500,000, and interest, in the amount of $78,000 on April 30, 2002, and the Company has not made any payments on the note since that date. More recently, the Company proposed that the senior, unsecured note be restructured to provide for twenty quarterly principal payments of $375,000 beginning on November 1, 2002, with a final maturity date of August 1, 2007, interest at the rate of 10 1/2% per annum, payable quarterly, and a 2% participation fee. The holder of the note has rejected this proposal. As an alternative to the proposed restructuring of the senior, unsecured note, the Company proposed to purchase the note for $5,550,000 in cash. The Company's senior, secured lenders have waived the cross-default provisions with respect to the default on the senior, unsecured note through January 3 or January 31, 2003, and the holder of the junior subordinated notes has waived the cross-default provisions with respect to the default on the senior, unsecured note through January 31, 2003.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 2 -- INVENTORIES

        Inventories at September 30, 2002, and December 31, 2001, are set forth below (dollar amounts in thousands):

                                           SEPTEMBER 30,   DECEMBER 31,
                                                2002            2001
                                           -------------   ------------
Finished goods                               $    2,748     $    3,727
Work in process                                   2,766          2,060
Raw materials and purchased parts                 2,791          2,706
                                             ----------     ----------
                                             $    8,305     $    8,493
                                             ==========     ==========

NOTE 3 -- PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at September 30, 2002, and December 31, 2001, are set forth below (dollar amounts in thousands):

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2002             2001
                                                   ------------     ------------
Land                                               $      2,309     $      2,309
Buildings                                                22,768           22,601
Equipment                                               112,117          111,206
                                                   ------------     ------------
                                                        137,194          136,116
Accumulated depreciation                                 86,824           80,792
                                                   ------------     ------------
      Property, plant, and equipment, net          $     50,370     $     55,324
                                                   ============     ============

NOTE 4 -- ACCRUED INTEREST EXPENSE

        At September 30, 2002, and December 31, 2001, accrued interest expense included $11,385,000 and $8,446,000, respectively, of accrued interest expense on the 12 3/4% senior subordinated notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 5 -- DEBT

        Debt at September 30, 2002, and December 31, 2001, is set forth below (dollar amounts in thousands):

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                    2002               2001
                                                 ------------      ------------
Short-term debt:
     Revolving line of credit                    $     16,375      $     16,185
     Secured, amortizing term loans                    20,777            26,350
     Senior, unsecured note                             7,500             7,500
     Senior subordinated notes                         27,412            27,412
     Junior subordinated notes                            347               347
                                                 ------------      ------------
         Subtotal                                      72,411            77,794
     Current portion of long-term debt                  1,985             2,617
                                                 ------------      ------------

         Total short-term debt                         74,396            80,411
                                                 ------------      ------------

Long-term debt:
     12% secured term note                       $      1,176      $      1,336
     Unsecured, amortizing term notes                   1,237             2,868
     Other                                                756               413
                                                 ------------      ------------
         Subtotal                                       3,169             4,617
     Less current portion                              (1,985)           (2,617)
                                                 ------------      ------------

         Total long-term debt                           1,184             2,000
                                                 ------------      ------------
              Total debt                         $     75,580      $     82,411
                                                 ============      ============

        REVOLVING LINE OF CREDIT

        On November 1, 2002, the Company and the lenders providing loans under the Company's revolving line of credit agreed to extend the expiration date of the revolving line of credit from November 1, 2002, to January 3, 2003. The Company intends to replace the revolving line of credit with a line of credit provided by a new lender or to negotiate an extension of the January 3, 2003, expiration date with its existing lender. The Company can give no assurance that it will be able to replace or extend the line of credit.

        At September 30, 2002, availability under the revolving line of credit totaled $1,932,000, before outstanding checks of $1,397,000 were deducted. At September 30, 2002, the interest rates on loans outstanding under the revolving line of credit were the London Interbank Offered Rate (LIBOR) plus 2.5% and the prime rate. During the period November 1, 2002 through January 3, 2003, the interest rate on loans under the revolving line of credit will be the prime rate plus 1%.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


        The lenders providing loans under the Company's revolving line of credit have waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through January 3, 2003.

        SECURED, AMORTIZING TERM LOANS

        Secured, amortizing term loans outstanding at September 30, 2002, and December 31, 2001, are set forth below (dollar amounts in thousands):

                                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                                            2002                2001
                                                                                        ------------        ------------
Term loans payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturities in 2002, prime plus 3/4%          $      2,045        $      2,221
Term loans payable in equal monthly principal installments, final
  maturities in 2002, LIBOR plus 2 3/4%                                                         --                   344
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, prime plus 3/4%                   1,004               1,084
Term loan payable in equal monthly principal installments based on
  a 180-month amortization schedule, final maturity in 2002, prime plus 3/4%                   1,978               2,128
Term loans payable in equal monthly principal installments, final
  maturities in 2002, prime rate and LIBOR plus 2 1/2%                                          --                   305(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2003, prime rate                                                                    91                 227
Term loans payable in equal monthly principal installments, final
  maturities in 2003, prime rate and LIBOR plus 2 1/2%                                            40(1)              131(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2003, LIBOR plus 2 3/4%                                                            187                 427
Term loans payable in equal monthly principal installments, final
  maturities in 2004, LIBOR plus 2 3/4%                                                          559                 810
Term loan payable in equal monthly principal installments, final
  maturity in 2004, prime rate and LIBOR plus 2 1/2%                                             454                 657
Term loans payable in equal monthly principal installments, final
  maturities in 2004, prime rate and LIBOR plus 2 1/2%                                         4,549(1)            6,325(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2005, LIBOR plus 2 1/2%                                                            635                 802
Term loan payable in equal monthly principal installments, final
  maturity in 2005, prime rate and LIBOR plus 2 1/2%                                             670(1)              852(1)
Term loan payable in equal monthly principal installments, final
  maturity in 2006, prime rate                                                                   290                 352
Term loans payable in equal monthly principal installments, final
  maturities in 2006, prime rate and LIBOR plus 2 1/2%                                         5,198(1)            6,086(1)
Term loans payable in equal monthly installments, final maturities in
  2007, prime rate and LIBOR plus 2 1/2%                                                       3,077(1)            3,599(1)
                                                                                        ------------        ------------
     Total                                                                              $     20,777        $     26,350
                                                                                        ============        ============

(1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan. The revolving line of credit is currently scheduled to mature on January 3, 2003. During the period November 1, 2002, through January 3, 2003, the interest rate will be the prime rate plus 1%.

        At September 30, 2002, and December 31, 2001, the secured, amortizing term loans were classified as short-term debt because the Company's lenders had granted waivers for periods of less than one year of the cross-default provisions with respect to the default on the senior subordinated notes and, as of September 30, 2002, the senior, unsecured note, and in certain cases, because the revolving line of credit was scheduled to expire in less than one year.

        The secured, amortizing term loans are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc.

        The lenders providing secured, amortizing term loans have waived the cross-default provision with respect to the default on the senior subordinated notes and the senior, unsecured note through January 3, and January 31, 2003.

        SENIOR, UNSECURED NOTE

        The senior, unsecured note, which matured on April 30, 2002, is senior in right of payment to the senior subordinated notes and the junior subordinated notes. The senior, unsecured note bore interest at 10 1/2% per annum until August 1, 2000, when the effective interest rate increased to 12 1/2%. The Company did not pay the principal of the note or the monthly interest payment of $78,000 on April 30, 2002, and the Company has not made any payments on the senior, unsecured note since that date. For a more detailed discussion of the status of the senior, unsecured note, refer to Note 1, "Basis of Presentation."

        SENIOR SUBORDINATED NOTES

        The senior subordinated notes, which matured on February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future secured debt and to the payment of the senior, unsecured note. The senior subordinated notes currently bear interest at 12 3/4% per annum. On February 1, 2000, the Company did not make the payments of interest and principal then due on the senior subordinated notes in the amounts of $1,748,000 and $27,412,000, respectively, and the Company has not made any payments on the senior subordinated notes since that date. For a more detailed discussion of the status of the senior subordinated notes, refer to
Note 1, "Basis of Presentation."

        JUNIOR SUBORDINATED NOTES

        The junior subordinated notes are unsecured obligations of the Company. The junior subordinated notes are due on February 1, 2003, and are subordinated in right of payment to all existing and future secured debt of the Company, to the senior, unsecured note, and to the senior subordinated notes. The junior subordinated notes currently bear interest at 14% per annum. The holder of the junior subordinated notes has deferred until February 1, 2003, all interest payments that were due on or after

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


February 1, 2000, and has waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through February 1, 2003.

        12% SECURED TERM NOTE

        The 12% secured term note is payable in sixty equal, monthly installments of principal and interest that commenced on November 30, 2001. The 12% secured term note has no cross-default provision with respect to the default on the senior subordinated notes or the senior, unsecured note.

        UNSECURED, AMORTIZING TERM NOTES

        The unsecured, amortizing term notes mature in 2003, and are a series of notes that are payable in seventeen equal monthly principal installments, with interest at the prime rate in effect on the day each note was issued. At September 30, 2002, the weighted average interest rate on the notes was 5.6%.

        RESTRICTIVE COVENANTS

        Certain of the Company's financing arrangements contain covenants that set minimum levels of net worth and cash flow coverage. The covenants also place certain restrictions and limitations on the Company's business and operations, including the incurrence or assumption of additional debt, the level of past-due accounts payable, the sale of all or substantially all of the Company's assets, the purchase of plant and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of the Company's financing agreements include cross-default provisions.

        From time to time, the Company's lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in its various note agreements in order to maintain or otherwise ensure the Company's current or future compliance. During the three months ended September 30, 2002, covenants requiring minimum levels of working capital were eliminated from three of our financing agreements. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their note agreements to be due and payable.

NOTE 6 -- SERIES B PREFERRED STOCK

        At September 30, 2002, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100 per share. As a result of the default on the senior subordinated notes, the Company has been prohibited from making any dividend payments on, or redemptions of, the series B preferred stock since February 2000. At September 30, 2002, the Company was in arrears in the payment of eleven dividends on the series B preferred stock in the aggregate amount of $73,000 and in the redemption of 900 shares of series B preferred stock for $180,000.

NOTE 7 -- INCOME TAXES

        At September 30, 2002, and December 31, 2001, the Company's net deferred income tax assets were fully offset by a valuation allowance. The income tax benefit recorded during the three-month and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

nine-month periods ended September 30, 2002, results from a refund of federal alternative minimum taxes paid in earlier periods.

NOTE 8 -- NET INCOME OR LOSS PER COMMON SHARE

        The calculations of basic and diluted net income or loss per common share for the three-month and nine-month periods ended September 30, 2002 and 2001, are set forth below (in thousands, except per share amounts). The calculations of diluted net income or loss per common share do not reflect any pro forma conversion of the Company's $8 cumulative convertible preferred stock, series B, because the conversion would not have been dilutive for any of the periods.

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30                     SEPTEMBER 30
                                                             ---------------------------      ----------------------------
                                                                 2002             2001              2002              2001
                                                             -----------     -----------      -----------      -----------
Numerator -- income (loss) applicable to common
 stockholders                                                $       227     $      (532)     $    (1,192)     $      (158)
                                                             ===========     ===========      ===========      ===========

Denominator -- weighted average common shares                      4,828           4,828            4,828            4,828
                                                             ===========     ===========      ===========      ===========

Basic and diluted net income (loss) per common share         $      0.05     $     (0.11)     $     (0.25)     $     (0.03)
                                                             ===========     ===========      ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 9 -- SEGMENTS

        Information relating to the Company's operating segments and its corporate office for the three-month and nine-month periods ended September 30, 2002 and 2001, is summarized below (dollar amounts in thousands):

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30                    SEPTEMBER 30
                                                    --------------------------      --------------------------
                                                       2002            2001            2002            2001
                                                    ----------      ----------      ----------      ----------
NET SALES:
     Rubber Group                                   $   25,617      $   22,242      $   75,731      $   70,097
     Metals Group                                        6,725           7,828          19,851          26,772
                                                    ----------      ----------      ----------      ----------
         Total net sales                            $   32,342      $   30,070      $   95,582      $   96,869
                                                    ==========      ==========      ==========      ==========

INCOME (LOSS) FROM OPERATIONS:

     Rubber Group                                   $    3,099      $    2,636      $    9,038      $    7,826
     Metals Group                                         (424)           (655)         (2,632)            243
                                                    ----------      ----------      ----------      ----------
         Subtotal                                        2,675           1,981           6,406           8,069
     Corporate office                                     (591)           (430)         (1,927)         (1,587)
                                                    ----------      ----------      ----------      ----------

         Total income from operations               $    2,084      $    1,551      $    4,479      $    6,482
                                                    ==========      ==========      ==========      ==========

ASSETS:
     Rubber Group                                   $   66,744      $   74,902      $   66,744      $   74,902
     Metals Group                                       24,431          31,193          24,431          31,193
                                                    ----------      ----------      ----------      ----------
         Subtotal                                       91,175         106,095          91,175         106,095
     Corporate office                                    3,877           2,653           3,877           2,653
                                                    ----------      ----------      ----------      ----------
         Total assets                               $   95,052      $  108,748      $   95,052      $  108,748
                                                    ==========      ==========      ==========      ==========

DEPRECIATION AND AMORTIZATION:

     Rubber Group                                   $    1,892      $    2,069      $    5,839      $    6,373
     Metals Group                                          966           1,105           3,016           3,389
                                                    ----------      ----------      ----------      ----------
         Subtotal                                        2,858           3,174           8,855           9,762
     Corporate office                                       12              23              44              66
                                                    ----------      ----------      ----------      ----------

         Total depreciation and amortization        $    2,870      $    3,197      $    8,899      $    9,828
                                                    ==========      ==========      ==========      ==========
CAPITAL EXPENDITURES:
     Rubber Group                                   $      920      $    2,068      $    2,486      $    3,844
     Metals Group                                          974             845           1,333           1,067
                                                    ----------      ----------      ----------      ----------
         Subtotal                                        1,894           2,913           3,819           4,911
     Corporate office                                        4            --                 4               3
                                                    ----------      ----------      ----------      ----------
         Total capital expenditures                 $    1,898      $    2,913      $    3,823      $    4,914
                                                    ==========      ==========      ==========      ==========


        The depreciation and amortization set forth in the preceding table does not include amortization of deferred financing expenses, which totaled $133,000 and $48,000 during the three-month periods

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


ended September 30, 2002 and 2001, respectively, and $294,000 and $142,000 during the nine-month periods ended September 30, 2002 and 2001, respectively. Amortization of deferred financing expense is included in interest expense in the consolidated financial statements.

NOTE 10 -- PLANT CLOSURE

        During the fourth quarter of 2001, the Company was notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, the customer purchased $5,937,000 of machined metal components that were manufactured primarily at the Metals Group's Casa Grande, Arizona, facility. As a result of the reduction in sales at the Arizona facility, the Company closed the facility during the first quarter of 2002 and recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the Arizona facility's land and building and certain metal machining equipment idled by the loss of this business. The idled assets are currently classified in property, plant, and equipment and are being depreciated at the rate of approximately $36,000 per month. These assets will be reclassified as assets held for sale if and when they meet the criteria set forth in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company adopted on January 1, 2002.

        The following table sets forth certain operating data of the Arizona facility for the three-month and nine-month periods ended September 30, 2002 and 2001 (dollar amounts in thousands).

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30                    SEPTEMBER 30
                                                         ----------------------------      ----------------------------
                                                            2002             2001             2002             2001
                                                         -----------      -----------      -----------      -----------
Net sales                                                $        --      $     1,867      $       332      $     7,045
                                                         ===========      ===========      ===========      ===========

Operating profit (loss) before plant closure costs       $      (176)     $      (177)     $    (1,112)     $       141
                                                         -----------      -----------      -----------      -----------

Plant closure costs:
    Severance and other employee termination costs                --               --              246               --
    Asset relocation costs                                        --               --              209               --
    Other costs                                                   --               --              154               --
                                                         -----------      -----------      -----------      -----------
                                                                  --               --              609               --
                                                         -----------      -----------      -----------      -----------
Operating profit (loss)                                  $      (176)     $      (177)     $    (1,721)     $       141
                                                         ===========      ===========      ===========      ===========


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 11 -- COMPREHENSIVE INCOME OR LOSS

        The Company's comprehensive income, other than net income, consisted of unrealized gains and losses on marketable securities. No income tax provision or benefit was recognized as a result of these unrealized gains or losses. Comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001, is set forth below:

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30                   SEPTEMBER 30
                                                            ------------------------      ------------------------
                                                               2002          2001           2002           2001
                                                            ---------      ---------      ---------      ---------
Net income (loss)                                           $     227      $    (532)     $  (1,192)     $    (158)
Other comprehensive income -- unrealized gain (loss)
 on marketable securities                                        (256)            --            117             --
                                                            ---------      ---------      ---------      ---------
Comprehensive income (loss)                                 $     (29)     $    (532)     $  (1,075)     $    (158)
                                                            =========      =========      =========      =========


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

        During June 2002, the Company completed the transitional impairment test of its January 1, 2002, unamortized goodwill balance as required by FAS 142. On January 1, 2002, $7,831,000 of unamortized goodwill existed on the Company's books, including $7,623,000 related to the Rubber Group and $208,000 related to the Metals Group. As a result of the Company's transitional impairment tests, none of the Company's unamortized goodwill was deemed to be impaired as of January 1, 2002. The Company will test its goodwill for impairment again during the fourth quarter of 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


        The following table shows the pro forma effect on net income and net income per share for the three-month and nine-month periods ended September 30, 2001, if FAS 142 were effective for those periods and goodwill had not been amortized.

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30                  SEPTEMBER 30
                                                            -------------------------      --------------------------
                                                               2002           2001            2002           2001
                                                            ----------     ----------      ----------      ----------
Net income (loss), as reported                              $      227     $     (532)     $   (1,192)     $     (158)
Add back amortization of goodwill, net of
 applicable income taxes                                            --             80              --             238
                                                            ----------     ----------      ----------      ----------

         Adjusted net income (loss)                         $      227     $     (452)     $   (1,192)     $       80
                                                            ==========     ==========      ==========      ==========
Per share data:
    Net income (loss) per common share, as reported         $     0.05     $    (0.11)     $    (0.25)     $    (0.03)
    Add back amortization of goodwill, net of
     applicable income taxes                                        --           0.02              --            0.05
                                                            ----------     ----------      ----------      ----------
         Adjusted net income (loss) per common share        $     0.05     $    (0.09)     $    (0.25)     $     0.02
                                                            ==========     ==========      ==========      ==========

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

        -      changes in interest rates and the credit and securities markets,

        -      the possibility of product warranty claims,

        - labor interruptions at our facilities or at our customers' facilities,

        - the impact on our operations of the defaults on our indebtedness, and

        - our inability to obtain additional borrowings or to refinance our existing indebtedness.

        Because a substantial percentage of our sales are to automotive industry customers, any material reduction in the level of production in the North American automotive industry may have a material adverse effect on our results of operations.

        Because we have substantial borrowings for a company our size and because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than it would have upon a similar company that has less debt.

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

        Our consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to refinance, extend, amend, or exchange substantially all of our debt, as more fully described below, is subject to risks and uncertainties. As a result, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

RESULTS OF OPERATIONS -- THIRD QUARTER OF 2002 VERSUS THIRD QUARTER OF 2001

        The following table sets forth our consolidated operating results for the third quarters of 2002 and 2001 (dollar amounts in thousands):

                                                                THREE MONTHS ENDED SEPTEMBER 30
                                                     ---------------------------------------------------
                                                              2002                          2001
                                                     -----------------------      ----------------------
Net sales                                            $  32,342         100.0%     $  30,070         100.0%

Cost of sales                                           28,130          87.0         26,325          87.5
                                                     ---------     ---------      ---------     ---------

Gross profit                                             4,212          13.0          3,745          12.5

Selling and administrative expenses                      2,128           6.6          2,194           7.3
                                                     ---------     ---------      ---------     ---------

Income from operations                                   2,084           6.4          1,551           5.2

Add back depreciation and amortization (1)               2,870           8.9          3,197          10.6
                                                     ---------     ---------      ---------     ---------

Earnings before interest, taxes, depreciation,
and  amortization (EBITDA) (2)                       $   4,954          15.3%     $   4,748          15.8%
                                                     =========     =========      =========     =========

Net cash provided by operating activities (3)        $   6,380          19.7%     $   7,114          23.7%
                                                     =========     =========      =========     =========

        (1) Does not include amortization of deferred financing expenses, which totaled $133,000 and $48,000 during the third quarters of 2002 and 2001, respectively, and which is included in interest expense in the consolidated financial statements.

        (2) Earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because we believe that EBITDA and various financial ratios that relate to EBITDA are used by investors as supplemental information to evaluate the operating performance of a business, including its ability to incur and to service debt. In addition, our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

        (3) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I, Item 1.

        Our net sales for the third quarter of 2002 were $32,342,000, compared to net sales of $30,070,000 for the third quarter of 2001, an increase of $2,272,000, or 7.6%. The increase in third quarter net sales was the result of increased sales at the Rubber Group offset, in part, by reduced sales at the Metals Group. The reduction in sales at the Metals Group resulted from a $1,867,000 decline in sales at our Arizona facility, which we closed during the first quarter of 2002. For more information on the closing of the Arizona facility, please refer to our discussion of the Metals Group's results of operations set forth in this Part 1, Item 2 under the caption "Results of Operations -- First Nine Months of 2002 Versus First Nine Months of 2001." EBITDA for the third quarter of 2002 was $4,954,000, or 15.3% of net sales, compared to $4,748,000, or 15.8% of net sales, for the third quarter of 2001.

        The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the three-month periods ended September 30, 2002 and 2001.

RUBBER GROUP

        The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. The following table sets forth the operating results of the Rubber Group for the third quarters of 2002 and 2001 (dollar amounts in thousands):

                                                         THREE MONTHS ENDED SEPTEMBER 30
                                               ----------------------------------------------------
                                                        2002                         2001
                                               -----------------------      -----------------------
Net sales                                      $  25,617         100.0%     $  22,242         100.0%

Cost of sales                                     21,331          83.3         18,409          82.8
                                               ---------     ---------      ---------     ---------

Gross profit                                       4,286          16.7          3,833          17.2

Selling and administrative expenses                1,187           4.6          1,197           5.4
                                               ---------     ---------      ---------     ---------

Income from operations                             3,099          12.1          2,636          11.9

Add back depreciation and amortization             1,892           7.4          2,069           9.3
                                               ---------     ---------      ---------     ---------

EBITDA                                         $   4,991          19.5%     $   4,705          21.2%
                                               =========     =========      =========     =========

        During the third quarter of 2002, net sales of the Rubber Group increased by $3,375,000, or 15.2%, compared to the third quarter of 2001. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems, insulators for automotive ignition wire sets, and components for medical devices, offset, in part, by price reductions on certain automotive components.

        Cost of sales as a percentage of net sales increased during the third quarter of 2002 to 83.3% of net sales from 82.8% of net sales during the second quarter of 2001, primarily due to reduced production efficiencies in manufacturing connector seals for automotive wiring systems and reduced tooling orders from our customers, which resulted in increased operating losses at our captive tool-making operations.

        Selling and administrative expenses as a percentage of net sales decreased during the third quarter of 2002, compared to the third quarter of 2001, primarily because of reduced European selling expenses and the elimination of the amortization of goodwill as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we adopted on January 1, 2002, and because certain selling and administrative expenses are partially fixed in nature.

        During the third quarter of 2002, income from operations totaled $3,099,000, an increase of $463,000, or 17.6%, compared to the third quarter of 2001. EBITDA for the third quarter of 2002 was $4,991,000, or 19.5% of net sales, compared to $4,705,000, or 21.1% of net sales, for the third quarter of 2001.

METALS GROUP

        The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars primarily for automotive industry customers. The following table sets forth the operating results of the Metals Group for the third quarters of 2002 and 2001 (dollar amounts in thousands):

                                                           THREE MONTHS ENDED SEPTEMBER 30
                                                ------------------------------------------------------
                                                          2002                          2001
                                                ------------------------       -----------------------
Net sales                                       $   6,725          100.0%      $   7,828          100.0%
Cost of sales                                       6,799          101.1           7,916          101.1
                                                ---------      ---------       ---------      ---------

Gross profit (loss)                                   (74)          (1.1)            (88)          (1.1)
Selling and administrative expenses                   350            5.2             567            7.2
                                                ---------      ---------       ---------      ---------
Loss from operations                                 (424)          (6.3)           (655)          (8.4)
Add back depreciation and amortization                966           14.4           1,105           14.1
                                                ---------      ---------       ---------      ---------
EBITDA                                          $     542            8.1%      $     450            5.7%
                                                =========      =========       =========      =========

        During the third quarter of 2002, net sales of the Metals Group decreased by $1,103,000, or 14.1%, compared to the third quarter of 2001. The decrease resulted from a $1,867,000 decline in sales at our Arizona facility, which we closed during the first quarter of 2002, offset, in part, by increased sales to other customers of the Metals Group, including sales to customers transferred from the Arizona facility to our Rochester, New York facility. For more information on the closing of the Arizona facility, please refer to our discussion of the Metals Group's results of operations set forth in this Part 1,
Item 2 under the caption "Results of Operations -- First Nine Months of 2002 Versus First Nine Months of 2001."

        Cost of sales as a percentage of net sales during the third quarter of 2002 was unchanged compared to the third quarter of 2001. Cost of sales as a percentage of net sales during the third quarter of 2002 was adversely affected by costs of $175,000 that were incurred to maintain, protect, and depreciate our Arizona facility and the equipment remaining in the facility.

        Selling and administrative expenses as a percentage of net sales decreased during the third quarter of 2002 compared to the third quarter of 2001, primarily because of the closing of the Arizona facility.

        During the third quarter of 2002, the loss from operations was $424,000 compared to the loss from operations of $655,000 during the third quarter of 2001. EBITDA for the third quarter of 2002 was $542,000, or 8.1% of net sales, compared to $450,000, or 5.7% of net sales, for the third quarter of 2001.

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

        The following table sets forth the operating results of the corporate office for the third quarters of 2002 and 2001 (dollar amounts in thousands):


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30
                                               -----------------------
                                                 2002            2001
                                               ---------      ---------
Loss from operations                           $    (591)     $    (430)
Add back depreciation and amortization                12             23
                                               ---------      ---------
EBITDA                                         $    (579)     $    (407)
                                               =========      =========

        During the third quarter of 2002, corporate office expenses increased compared to the third quarter of 2001, primarily because of increased accruals for incentive compensation.

        INTEREST EXPENSE

        During the third quarters of 2002 and 2001, interest expense totaled $1,978,000 and $2,102,000, respectively, which included amortization of deferred financing expenses of $133,000 and $48,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate indebtedness.

        INCOME TAX PROVISION

        At September 30, 2002, and December 31, 2001, our net deferred income tax assets were fully offset by a valuation allowance. The income tax benefit recorded during the three-month period ended September 30, 2002, resulted from a refund of federal alternative minimum taxes paid in earlier periods, offset, in part, by state income tax expense.

RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 2002 VERSUS FIRST NINE MONTHS OF 2001

        The following table sets forth our consolidated operating results for the first nine months of 2002 and 2001 (dollar amounts in thousands):

                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                     ----------------------------------------------------
                                                              2002                         2001
                                                     -----------------------      -----------------------
Net sales                                            $  95,582         100.0%     $  96,869         100.0%
Cost of sales                                           83,761          87.6         83,067          85.8
                                                     ---------     ---------      ---------     ---------

Gross profit                                            11,821          12.4         13,802          14.2
Selling and administrative expenses                      6,733           7.0          7,320           7.6
Plant closure costs(1)                                     609           0.6             --            --
                                                     ---------     ---------      ---------     ---------
Income from operations                                   4,479           4.7          6,482           6.7
Add back depreciation and amortization(2)                8,899           9.3          9,828          10.1
                                                     ---------     ---------      ---------     ---------
EBITDA(3)                                               13,378          14.0         16,310          16.8
Proforma adjustments for certain nonrecurring
  expenses -- plant closure costs(1)                       609           0.6             --            --
                                                     ---------     ---------      ---------     ---------
Adjusted EBITDA(3)                                   $  13,987          14.6%     $  16,310          16.8%
                                                     =========     =========      =========     =========
Net cash provided by operating activities(4)         $  11,512          12.0%     $   9,845          10.2%
                                                     =========     =========      =========     =========


        (1) During the first quarter of 2002, we closed our metal machining facility in Casa Grande, Arizona. As of December 31, 2001, we recorded a provision of $2,047,000 to write down the value of certain of the facility's assets to fair value, and during the first nine months of 2002, we incurred charges of $609,000 to close the facility. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

        (2) Does not include amortization of deferred financing expenses, which totaled $294,000 and $142,000 during the first nine months of 2002 and 2001, respectively, and which is included in interest expense in the consolidated financial statements.

        (3) Earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We use the term adjusted EBITDA to refer to EBITDA adjusted to exclude nonrecurring items of expense. During the first nine-months of 2002, adjusted EBITDA excluded the nonrecurring charges incurred to close the Metals

               Group's facility in Casa Grande, Arizona. We have presented EBITDA and adjusted EBITDA here and elsewhere in this Form 10-Q because we believe that EBITDA and various financial ratios that relate to EBITDA are used by investors as supplemental information to evaluate the operating performance of a business, including its ability to incur and to service debt. In addition, our definition of EBITDA and adjusted EBITDA may not be the same as the definition of EBITDA and adjusted EBITDA used by other companies.

        (4) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I, Item 1.

        Our net sales for the first nine months of 2002 were $95,582,000, compared to net sales of $96,869,000 for the first nine months of 2001, a decrease of $1,287,000, or 1.3%. The decrease in net sales was principally a result of a $6,713,000 reduction in sales at our Arizona facility, which we closed during the first quarter of 2002. EBITDA, excluding the $609,000 of plant closure costs, for the first nine months of 2002 was $13,987,000, or 14.6% of net sales, compared to $16,310,000, or 16.8% of net sales, for the first nine months of 2001. This reduction was principally a result of the expenses related to the closing of the Arizona facility and the transfer of certain equipment and business to our Rochester, New York, facility.

        The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the nine-month periods ended September 30, 2002 and 2001.

RUBBER GROUP

        The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. The following table sets forth the operating results of the Rubber Group for the first nine months of 2002 and 2001 (dollar amounts in thousands):

                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                ----------------------------------------------------
                                                         2002                         2001
                                                -----------------------      -----------------------
Net sales                                       $  75,731         100.0%     $  70,097         100.0%

Cost of sales                                      63,182          83.4         58,373          83.3
                                                ---------     ---------      ---------     ---------
Gross profit                                       12,549          16.6         11,724          16.7
Selling and administrative expenses                 3,511           4.6          3,898           5.6
                                                ---------     ---------      ---------     ---------
Income from operations                              9,038          11.9          7,826          11.2
Add back depreciation and amortization              5,839           7.7          6,373           9.1
                                                ---------     ---------      ---------     ---------
EBITDA                                          $  14,877          19.6%     $  14,199          20.3%
                                                =========     =========      =========     =========

        During the first nine months of 2002, net sales of the Rubber Group increased by $5,634,000, or 8.0%, compared to the first nine months of 2001. This increase was primarily due to increased unit sales of connector seals for automotive wiring systems, insulators for automotive ignition sets, and components for medical devices, offset, in part, by price reductions on certain automotive components.

        Cost of sales as a percentage of net sales during the first nine months of 2002 was 83.4% of net sales compared to 83.3% of net sales during the first nine months of 2001.

        Selling and administrative expenses as a percentage of net sales decreased during the first nine months of 2002, compared to the first nine months of 2001, primarily because of reduced European selling expenses, and the elimination of the amortization of goodwill as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we adopted January 1, 2002.

        During the first nine months of 2002, income from operations totaled $9,038,000, an increase of $1,212,000, or 15.5%, compared to the first nine months of 2001. EBITDA for the first nine months of 2002 was $14,877,000, or 19.6% of net sales, compared to $14,199,000, or 20.3% of net sales, for the first nine months of 2001.

METALS GROUP

        The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars primarily for automotive industry customers. The following table sets forth the operating results of the Metals Group for the first nine months of 2002 and 2001 (dollar amounts in thousands):


                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                    ------------------------------------------------------
                                                              2002                         2001
                                                    ------------------------       -----------------------
Net sales                                           $  19,851          100.0%      $  26,772         100.0%

Cost of sales                                          20,579          103.7          24,694          92.2
                                                    ---------      ---------       ---------     ---------

Gross profit (loss)                                      (728)          (3.7)          2,078           7.8

Selling and administrative expenses                     1,295            6.5           1,835           6.9

Plant closure costs                                       609            3.1              --            --
                                                    ---------      ---------       ---------     ---------

Income (loss) from operations                          (2,632)         (13.3)            243           0.9

Add back depreciation and amortization                  3,016           15.2           3,389          12.7
                                                    ---------      ---------       ---------     ---------

EBITDA                                                    384            1.9           3,632          13.6

Proforma adjustments for certain nonrecurring
  expenses -- plant closure costs                         609            3.1              --            --
                                                    ---------      ---------       ---------     ---------

Adjusted EBITDA                                     $     993            5.0%      $   3,632          13.6%
                                                    =========      =========       =========     =========

        During the fourth quarter of 2001, we were notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, the customer purchased $5,937,000 of machined metal components that were manufactured primarily at the Metals Group's Arizona facility. As a result of the reduction in sales at the Arizona facility, we closed the facility during the first quarter of 2002 and recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the Arizona facility's land and building and certain metal machining equipment idled by the loss of this business. The idled assets are currently classified in property, plant, and equipment and are being depreciated at the rate of approximately $36,000 per month. These assets will be reclassified as assets held for sale if and when they meet the criteria set forth in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002.

        The following table sets forth certain operating data of the Arizona facility for the first nine months of 2002 and 2001 (dollar amounts in thousands):

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                           ------------------------
                                                              2002          2001
                                                           ---------      ---------
Net sales                                                  $     332      $   7,045
                                                           =========      =========
Operating profit (loss) before plant closure costs         $  (1,111)     $     141
                                                           ---------      ---------

Plant closure costs:
     Severance and other employee termination costs              246             --
     Asset relocation costs                                      209             --
     Other costs                                                 154             --
                                                           ---------      ---------
                                                                 609             --
                                                           ---------      ---------

Operating profit (loss)                                       (1,720)           141

Add back depreciation and amortization                           461          1,250
                                                           ---------      ---------
EBITDA                                                     $  (1,259)     $   1,391
                                                           =========      =========

        During 2002, operating losses other than plant closure costs at our Arizona facility resulted primarily from the underabsorption of operating costs incurred due to minimal sales and poor operating efficiencies while the facility was being shut down, and, to a lesser extent, from the cost of maintaining, insuring, protecting, and depreciating the facility and the equipment remaining in the facility.

        During the first nine months of 2002, net sales of the Metals Group decreased by $6,921,000, or 25.9%, compared to the first nine months of 2001. The decrease resulted primarily from a $6,713,000 reduction in sales at the Arizona facility.

        Cost of sales as a percentage of net sales increased during the first nine months of 2002 to 103.7% of net sales from 92.2% of net sales during the first nine months of 2001, primarily due to minimal sales and operating inefficiencies incurred at the Arizona facility while the facility was being closed, excess costs and production inefficiencies caused by the transfer of certain business and equipment from Arizona to the Rochester, New York, facility, and the cost of maintaining, insuring, protecting, and depreciating the Arizona facility and the equipment remaining in the facility.

        Selling and administrative expenses as a percentage of net sales decreased during the first nine months of 2002 compared to the first nine months of 2001, primarily because of the closing of the Arizona facility.

        During the first nine months of 2002, the loss from operations was $2,632,000, compared to income from operations of $243,000 during the first nine months of 2001. Excluding the $609,000 of plant closure costs, the loss from operations during the first nine months of 2002 was $2,023,000. Excluding the entire loss incurred at the Arizona facility during the first nine months of 2002, the loss from operations during the first nine months of 2002 was $912,000. Adjusted EBITDA was $993,000, or 5.0% of net sales, compared to $3,632,000, or 13.6% of net sales for the first nine months of 2001.

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

        The following table sets forth the operating results of the corporate office for the first nine months of 2002 and 2001 (dollar amounts in thousands):

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30
                                               ------------------------
                                                  2002         2001
                                               ---------      ---------
Loss from operations                           $  (1,927)     $  (1,587)

Add back depreciation and amortization                44             66
                                               ---------      ---------

EBITDA                                         $  (1,883)     $  (1,521)
                                               =========      =========

        During the first nine months of 2002, corporate office expenses increased compared to the first nine months of 2001, primarily because of increased accruals for incentive compensation.

        INTEREST EXPENSE

        During the first nine months of 2002 and 2001, interest expense totaled $5,741,000 and $6,579,000, respectively, which included amortization of deferred financing expenses of $294,000 and $142,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate indebtedness and a reduction in the average amount of outstanding indebtedness.

        INCOME TAX PROVISION

        At September 30, 2002, and December 31, 2001, our net deferred income tax assets were fully offset by a valuation allowance. The income tax benefit recorded during the nine-month period ended September 30, 2002, results from a refund of federal alternative minimum tax, offset, in part, by state income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES

        During the first nine months of 2002, our operating activities provided $11,512,000 of cash.

        Accounts receivable increased by $1,197,000. The increase was caused primarily by an increase in net sales during August and September 2002 compared to November and December 2001.

        Accounts payable decreased by $1,320,000, despite the fact that purchases of goods and services increased during August and September 2002 compared to November and December 2001. During the first nine months of 2002, we reduced our accounts payable balances outstanding beyond agreed upon payment terms by $2,774,000, of which $167,000 was converted into unsecured, amortizing term notes and $246,000 was eliminated through the return of a piece of defective equipment purchased in a prior period.

        Accrued interest expense increased by $3,343,000, reflecting the accrual of interest on our senior, unsecured note, our senior subordinated notes, and our junior subordinated notes.

        INVESTING ACTIVITIES

        During the first nine months of 2002, our investing activities used $3,734,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the corporate office totaled $2,486,000, $1,333,000, and $4,000, respectively. Capital expenditures for the first nine months of 2002 included $3,749,000 for equipment and $74,000 for building improvements. We presently project that capital expenditures during 2002 will total approximately $4,900,000, substantially all of which will be for the purchase of equipment. Capital expenditures for the Rubber Group and the Metals Group are projected to total approximately $3,200,000 and $1,700,000, respectively, during 2002. At September 30, 2002, we had outstanding commitments to purchase equipment costing approximately $894,000.

        FINANCING ACTIVITIES

        During the first nine months of 2002, our financing activities used $7,884,000 of cash.

        During the first nine months of 2002, we made payments on our amortizing term debt totaling $7,621,000, and we increased the net borrowings under our revolving line of credit by $190,000.

        LIQUIDITY

        We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit, which expires on January 3, 2003, is subject to certain availability formulas based on the levels of our accounts receivable and inventories. At November 12, 2002, availability under our revolving line of credit totaled $2,213,000 before outstanding checks of $1,465,000 were deducted.

        Substantially all of our assets are pledged as collateral for various of our borrowings. A number of our financing arrangements contain covenants with respect to the maintenance of minimum levels of net worth and cash flow coverage and other covenants that place certain restrictions on our business and operations, including covenants relating to the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of our assets, the purchase of plant and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of our financing arrangements include cross-default provisions.

        From time to time, our lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. During the three months ended September 30, 2002, covenants requiring minimum levels of working capital were eliminated from three of our financing agreements. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable.

        We are in default in the payment of our senior subordinated notes and our senior, unsecured note, which have outstanding principal amounts of $27,412,000 and $7,500,000, respectively, and accrued interest thereon, as of September 30, 2002, of $11,385,000 and $469,000, respectively. In addition, our revolving line of credit is scheduled to expire on January 3, 2003, we have $1,237,000 of unsecured, amortizing term notes and $347,000 of junior subordinated notes that are scheduled to mature during the twelve months ending September 30, 2003, and we have $11,681,000 of principal payments that are scheduled to be made on our secured, amortizing term notes during the twelve months ending September 30, 2003. We estimate that, at existing contractual and market rates, the interest expense on all of our debt during 2002 will be approximately $7,500,000.

        We had a net working capital deficit of $69,661,000 at September 30, 2002, compared to a net working capital deficit of $72,928,000 at December 31, 2001. The net working capital deficit exists primarily because the majority of our debt is in default or subject to short-term waivers of cross defaults. As discussed in more detail below, we are in the process of negotiating extensions or refinancings of all of our matured and maturing debt, although there can be no assurance that we will be successful in this effort. If our debt were refinanced on the terms that are set forth below, we estimate that our monthly cash interest expense would be approximately $600,000.

        We have been in default on our 12 3/4% senior subordinated notes since February 1, 2000, when we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, we commenced an exchange offer for the 12 3/4% senior subordinated notes. If the exchange offer is consummated, at least 99% of the 12 3/4% senior subordinated notes will be exchanged for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through April 30, 2002, which accrued interest totals $350.625 for each $1,000 principal amount of 12 3/4% senior subordinated notes. Interest on the 11 1/2% senior subordinated notes will accrue from May 1, 2002, and will be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of 11 1/2% senior subordinated notes will be issued together with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the exchange offer is consummated, we will pay a participation fee of 3% of the principal amount of 12 3/4% senior subordinated notes that are exchanged. Our senior, secured lenders have waived the cross-default provisions with respect to the default on the senior subordinated notes through January 3 or January 31, 2003, and the holder of the junior subordinated notes has waived the cross-default provisions with respect to the default on the senior subordinated notes through January 31, 2003. The current expiration date of the exchange offer is December 4, 2002. One of the conditions of the consummation of the exchange offer is the tender for exchange of at least 99% of the senior subordinated notes. As of November 12, 2002, we had received tenders of $27,209,000 principal amount of 12 3/4% senior subordinated notes, or 99.3% of the notes. However, there are additional conditions to the consummation of the exchange offer, which may not be satisfied by the expiration date.

        We have reached an agreement with the holder of our 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, we will exchange new 12 1/2% junior subordinated notes due November 1, 2007, for the existing 14% junior subordinated notes. The accrued interest on the 14% junior subordinated notes for the period November 1, 1999, through April 30, 2002, which totals $156,000, will be converted into shares of our common stock at a price of $2.27 per share. Interest on the 12 1/2% junior subordinated notes will accrue from May 1, 2002, and will be payable on each August 1, November 1, February 1, and May 1. Each $1,000 principal amount of 12 1/2% junior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through November 1, 2007. If the restructuring is completed, we will also pay a participation fee of 3% of the principal amount of 14% junior subordinated notes, which fee will be payable in shares of our common stock at a price of $2.27 per share.

        On April 30, 2002, the maturity date of the senior, unsecured note, the holder of the note rejected our proposal for a restructuring and our request for an interim, three-month extension. We did not pay the principal, in the amount of $7,500,000, and interest, in the amount of $78,000 on April 30, 2002, and we have not made any payments on the senior, unsecured note since that date. More recently, we proposed that the senior, unsecured note be restructured to provide for twenty quarterly principal payments of $375,000 beginning on November 1, 2002, with a final maturity date of August 1, 2007, interest at the rate of 10 1/2% per annum, payable quarterly, and a 2% participation fee. The holder of the note has rejected our proposal. As an alternative to the proposed restructuring of the senior, unsecured note, we proposed to purchase the note for $5,550,000 in cash. Our senior, secured lenders have waived the cross-default provisions with respect to the default on the senior, unsecured note through January 3 or January 31, 2003, and the holder of the junior subordinated notes has waived the cross-default provisions with respect to the default on the senior, unsecured note through January 31, 2003.

        We are currently in discussions with several lenders regarding a refinancing of our senior, secured credit facilities.

        We can give no assurance that we will be able to consummate the exchange offer, restructure the senior, unsecured note, or refinance our senior, secured financing arrangements on terms satisfactory to us. If we are unable to do so, we may file a petition under the federal bankruptcy code in order to carry out a debt restructuring plan on terms substantially similar to those discussed above or on other terms. Although we believe that such a restructuring could be accomplished without material disruption to our operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on our business, results of operations, cash flows, and financial position. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect those risks and uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

        At September 30, 2002, we had $33,410,000 of outstanding floating rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, or the prime rate. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

        At September 30, 2002, we had outstanding $42,218,000 of fixed-rate, long-term debt with a weighted-average interest rate of 12.1%, of which $40,286,000 had matured or was scheduled to mature during 2002. We have received tenders of over 99% of our 12 3/4% senior subordinated notes in exchange for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the existing 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through April 30, 2002, which accrued interest totals $350.625 for each $1,000 principal amount of 12 3/4% senior subordinated notes exchanged. The holder of our 14% junior subordinated notes has agreed to exchange the $347,000 principal amount of those notes for new 12 1/2% junior subordinated notes due November 1, 2007, and to convert the accrued interest on the notes in the amount of $156,000 into shares of common stock. With respect to our $7,500,000 senior, unsecured note, we proposed to extend the maturity date from April 30, 2002, to August 1, 2007, pay interest at the rate of 10 1/2% per annum, and repay the note in twenty quarterly principal payments in the amount of $375,000 each beginning November 1, 2002. The holder of the note rejected our proposal. As an alternative to the proposed restructuring of the senior, unsecured note, we proposed to purchase the note for $5,550,000 in cash.

        If we negotiated extensions of our matured and maturing debt on the proposed terms discussed above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity" in Part I, Item 2, we estimate that our monthly cash interest expense would be approximately $600,000.

        For further information about our indebtedness, we recommend that you also read Notes 1 and 5 of our consolidated financial statements in Part I, Item 1.

ITEM 4.  CONTROLS AND PROCEDURES

        DISCLOSURE CONTROLS AND PROCEDURES

        During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officers and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officers and our chief financial officer concluded that our disclosure controls and procedures are effective to provide us with timely notice of material information required to be disclosed in periodic reports filed with the U.S. Securities and Exchange Commission. We also reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our previous evaluation.

                           PART II. OTHER INFORMATION

ITEM 3. DEFAULTS ON SENIOR SECURITIES

        (a) We are in default in respect of our 12 3/4% senior subordinated notes because we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on February 1, 2000. For more information regarding the default in respect of the 12 3/4% senior subordinated notes, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity," in Part I, Item 2, which is incorporated by reference herein.

        We are in default in respect of our 10 1/2% senior, unsecured note because we did not make the payment of principal, in the amount of $7,500,000, and interest, in the amount of $78,000, that were due on April 30, 2002. For more information regarding the default in respect of the 10 1/2% senior, unsecured note, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity," in Part I, Item 2, which is incorporated by reference herein.

        The lenders under our revolving line of credit and secured, amortizing term loans have waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through January 3 or January 31, 2003, and the holder of our junior subordinated notes has waived the cross-default provisions with respect to the senior subordinated notes and the senior, unsecured note through January 31, 2003.

        (b) We did not pay dividends on our $8 cumulative convertible preferred stock, series B, during the three-month or nine-month periods ended September 30, 2002, in the aggregate amount of $7,000 and $20,000, respectively. At September 30, 2002, the Company was in arrears in the payment of eleven dividends on the series B preferred stock in the aggregate amount of $73,000 and in the redemption of 900 shares of series B preferred stock for $180,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

               The following exhibits are filed herewith:

               10-1 Agreement relating to 14% Junior Subordinated Notes dated as of October 31, 2002, between the registrant and Michael
                      A. Lubin

               10-2 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated as of October 31, 2002, among the registrant, Michael A. Lubin, and Warren Delano

               10-3 Agreement dated as of August 29, 2002, between the registrant and Congress Financial Corporation

               10-4 Agreement dated as of August 29, 2002, between Lexington Rubber Group, Inc. ("LRGI") and Congress Financial Corporation

               10-5 Agreement dated as of September 2, 2002, among the registrant, LRGI, and Congress Financial Corporation

               10-6 Agreement dated as of October 31, 2002, between the registrant and Congress Financial Corporation

               10-7 Agreement dated as of October 31, 2002, between LRGI and Congress Financial Corporation

               10-8 Agreement dated as of October 31, 2002, among the registrant, LRGI, and Congress Financial Corporation

               10-9 Amendment No. 16 to Credit Facility and Security Agreement dated as of July 31, 2002, among the registrant, LRGI, and Bank One, NA

               10-10 Eighth Amendment Agreement dated September 20, 2002, between the registrant, LRGI, and Bank One, NA

               10-11 Agreement dated as of October 31, 2002, among the registrant, LRGI, and Bank One, NA

               10-12 Ninth Amendment Agreement dated November 1, 2002, between the registrant, LRGI, and Bank One, NA

               10-13 Amendment No. 8 to Loan and Security Agreement dated as of August 31, 2002, between the registrant and CIT

               10-14 Agreement dated as of October 31, 2002, between the registrant and The CIT Group/Equipment Financing, Inc. ("CIT")

               99-1 Certifications of Michael A. Lubin and Warren Delano, the Chairman of the Board and President, respectively, of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99-2 Certification of Dennis J. Welhouse, the Chief Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    REPORTS ON FORM 8-K

        On July 10, 2002, we filed a report on Form 8-K that included a press release dated July 10, 2002, stating that we had commenced an exchange offer to holders of record of our 12 3/4% Senior Subordinated Notes as of July 1, 2002. The press release also outlined the details of the exchange offer, which was scheduled to expire on August 7, 2002, at 12 midnight, New York City Time, unless extended by us.

        On August 7, 2002, we filed a report on Form 8-K that included a press release dated August 7, 2002, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from August 7, 2002, to 12 midnight, New York City Time on August 30, 2002, unless further extended.

        On August 14, 2002, we filed a report on Form 8-K that included the certifications of our co-chief executive officers and our chief financial officer made in connection with the filing of our Form

10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes--Oxley Act of 2002.

        On August 30, 2002, we filed a report on Form 8-K that included a press release dated August 30, 2002, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from August 30, 2002, to 12 midnight, New York City Time on September 30, 2002, unless further extended.

        On September 30, 2002, we filed a report on Form 8-K that included a press release dated September 30, 2002, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from September 30, 2002, to 12 midnight, New York City Time on October 18, 2002, unless further extended.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LEXINGTON PRECISION CORPORATION
                                                   (Registrant)

November 13, 2002                        By:  /s/  Michael A. Lubin
-----------------                             ----------------------------
   Date                                       Michael A. Lubin
                                              Chairman of the Board

November 13, 2002                        By:  /s/  Warren Delano
-----------------                             ----------------------------
   Date                                       Warren Delano
                                              President

November 13, 2002                        By:  /s/  Dennis J. Welhouse
-----------------                             ----------------------------
   Date                                       Dennis J. Welhouse
                                              Senior Vice President and
                                              Chief Financial Officer

                                 CERTIFICATIONS

I, Michael A. Lubin, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Lexington Precision Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                   /s/  Michael A. Lubin
                                                   -----------------------------
                                                   Michael A. Lubin
                                                   Chairman of the Board

I, Warren Delano, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Lexington Precision Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                   /s/  Warren Delano
                                                   ----------------------------
                                                   Warren Delano
                                                   President

I, Dennis J. Welhouse, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Lexington Precision Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                 /s/  Dennis J. Welhouse
                                                 ------------------------------
                                                 Dennis J. Welhouse
                                                 Senior Vice President and
                                                  Chief Financial Officer