Form 10-K
period 2002-12-31
LEXINGTON PRECISION CORP
filed 2003-03-31
CIK 12570

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2002

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

                                ---------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). [ ]

The aggregate market value of the registrant's Common Stock, $0.25 par value per share, held by non-affiliates of the registrant, as of June 30, 2002, was approximately $1,979,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 2003 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.

================================================================================

                         LEXINGTON PRECISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I

Item 1.       Business......................................................................................   1

Item 2.       Properties....................................................................................   5

Item 3.       Legal Proceedings.............................................................................   5

Item 4.       Submission of Matters to a Vote of Security Holders...........................................   5

PART II

Item 5.       Market for Our Common Stock and Other Stockholder Matters.....................................   6

Item 6.       Selected Financial Data.......................................................................   7

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........   8

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk....................................  21

Item 8.       Financial Statements and Supplementary Data..................................................   23

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........   52

PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................   53

Item 11.      Executive Compensation.......................................................................   53

Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................   53

Item 13.      Certain Relationships and Related Transactions...............................................   53

Item 14.      Controls and Procedures......................................................................   53

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................   54

                                     PART I

ITEM 1. BUSINESS

        We were incorporated in Delaware in 1966. Substantially all of our business is conducted in the continental United States. Through our two operating segments, the Rubber Group and the Metals Group, we manufacture rubber and metal components that are sold to other manufacturers.

        In 2002, net sales of the Rubber Group totaled $98,880,000, or 79.2% of our consolidated net sales. The Rubber Group manufactures connector seals used in automotive wiring systems and insulators used in automotive ignition wire sets. We believe that we are the leading manufacturer of these types of components in North America. During 2002, sales to automotive customers represented 87.3% of the total net sales of the Rubber Group. The Rubber Group also manufactures molded rubber components used in a variety of medical devices, such as drug delivery systems and syringes.

        In 2002, net sales of the Metals Group totaled $25,972,000, or 20.8% of our consolidated net sales. The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars. During 2002, sales to automotive customers represented 86.3% of the total net sales of the Metals Group.

        Financial data and other information about our operating segments can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and in Note 10, "Segments," of our consolidated financial statements in Part II, Item 8.

PRINCIPAL END-USES FOR OUR PRODUCTS

        The following table summarizes our net sales during 2002, 2001, and 2000, by the type of product in which our components were utilized (dollar amounts in thousands):

                                                      YEARS ENDED DECEMBER 31
                                 -------------------------------------------------------------------------
                                           2002                     2001                    2000
                                 ----------------------   ----------------------   -----------------------
Automobiles and light trucks     $108,752          87.1%  $107,818          85.4%  $119,572          86.4%
Medical devices                    11,705           9.4      9,732           7.7      8,694           6.3
Other                               4,395           3.5      8,652           6.9     10,036           7.3
                                 --------      --------   --------      --------   --------      --------

                                 $124,852         100.0%  $126,202         100.0%  $138,302         100.0%
                                 ========      ========   ========      ========   ========      ========

        The following table summarizes net sales of the Rubber Group and the Metals Group during 2002, 2001, and 2000, by the type of product in which each segment's components were utilized (dollar amounts in thousands):

                                                                   YEARS ENDED DECEMBER 31
                                               -----------------------------------------------------------------
                                                      2002                   2001                   2000
                                               -------------------    -------------------    -------------------
Rubber Group:
     Automobiles and light trucks              $ 86,345      87.3%    $ 81,493      89.0%    $ 93,073      91.1%
     Medical devices                             11,705      11.9        9,732      10.7        8,694       8.5
     Other                                          830       0.8          307       0.3          404       0.4
                                               --------  --------     --------  --------     --------  --------

                                               $ 98,880     100.0%    $ 91,532     100.0%    $102,171     100.0%
                                               ========  ========     ========  ========     ========  ========

Metals Group:
     Automobiles and light trucks              $ 22,407      86.3%    $ 26,325      75.9%    $ 26,499      73.3%
     Industrial equipment                         1,104       4.2        4,631      13.4        5,097      14.1
     Other                                        2,461       9.5        3,714      10.7        4,535      12.6
                                               --------  --------     --------  --------     --------  --------

                                               $ 25,972     100.0%    $ 34,670     100.0%    $ 36,131     100.0%
                                               ========  ========     ========  ========     ========  ========

MAJOR CUSTOMERS

        Our largest customer is Delphi Corporation. During 2002, 2001, and 2000, our net sales to Delphi totaled $25,181,000, $24,388,000, and $28,782,000, which represented 20.2%, 19.3%, and 20.8%, respectively, of our net sales. Net sales of rubber components to Delphi during 2002, 2001, and 2000 represented 25.1%, 25.8%, and 27.3%, respectively, of the Rubber Group's net sales. No other customer accounted for more than 10% of our net sales during 2002, 2001, or 2000. Loss of a significant amount of business from Delphi or any of our other large customers would have a material adverse effect on our operations if that business were not substantially replaced by additional business from existing or new customers. For information about our contractual arrangements with Delphi refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7.

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

SEASONAL VARIATIONS

        Our business generally is not subject to significant seasonal variation; however, we generally experience decreased sales during the third calendar quarter of each year due to shutdowns of our customers' plants in July as a result of vacations and model-year changeovers, and during the fourth calendar quarter of each year due to shutdowns of our customers' plants for vacations and holidays in December.

BACKLOG

        Sales of our products are made pursuant to a variety of arrangements and practices. Our customers regularly revise release schedules to correspond to their own production requirements. We believe that the aggregate value of scheduled releases outstanding on our books at any time cannot be considered firm backlog because those releases may be revised at any time. We also believe that increases or decreases in the aggregate value of scheduled releases are not necessarily indicative of any trend in our net sales.

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

RESEARCH AND DEVELOPMENT

        During 2002, 2001, and 2000, we spent approximately $924,000, $890,000, and $850,000, respectively, on our research and development activities. Our research and development activities include the following:

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

EMPLOYEES

        We believe that our employee relations are generally good. The following table shows the number of our employees at December 31, 2002, 2001, and 2000.

                                                           DECEMBER 31
                                                 --------------------------------
                                                  2002        2001         2000
                                                  ----        ----         ----
Rubber Group                                       876         807          869
Metals Group                                       260         299          416
Corporate Office                                     7           7            5
                                                 -----       -----        -----

                                                 1,143       1,113        1,290
                                                 =====       =====        =====


        At December 31, 2002 and 2001, employees at the Rubber Group included 301 and 263 hourly workers at two plant locations that were subject to collective bargaining agreements, which expire on December 11, 2004 and October 19, 2004, respectively. At December 31, 2000, employees at the Rubber Group included 66 hourly workers at one location that were subject to a collective bargaining agreement.

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

        The Company does not currently maintain an internet website and therefore we do not make available through a website our annual report on Form 10-K, our quarterly reports on Form 10-Q or our current reports on Form 8-K and all amendments to these reports. We will furnish free of charge, upon written request to the President of the Company at 767 Third Avenue, New York, NY 10017, a paper copy of the reports that we file with the Commission. The reports that have been filed electronically with the Securities and Exchange Commission (the Commission) are also accessible on the Commission's website at http://www.sec.gov.

ITEM 2. PROPERTIES

        The following table shows the location and square footage of our manufacturing facilities at December 31, 2002:

                                            SQUARE
             LOCATION                        FEET
-----------------------------------       ----------
Rubber Group:
       Jasper, Georgia                      100,000
       LaGrange, Georgia                     85,000
       North Canton, Ohio                    42,000
       Vienna, Ohio                          64,000
       Rock Hill, South Carolina             63,000
                                            -------

             Total Rubber Group             354,000
                                            -------

Metals Group:
       Casa Grande, Arizona                  64,000
       Lakewood, New York                   103,000
       Rochester, New York                   60,000
                                            -------

             Total Metals Group             227,000
                                            -------

             Total Company                  581,000
                                            =======


        All of our facilities, except those in Jasper, Georgia, and Rochester, New York, are encumbered by mortgages. All of our plants are general manufacturing facilities suitable for our operations. We believe that our facilities are adequate to meet our current operating needs. We closed our manufacturing facility in Casa Grande, Arizona in 2002. For more information about the closing, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND OTHER STOCKHOLDER MATTERS

        Our common stock is traded in the over-the-counter market. At March 22, 2003, there were approximately 786 holders of record of our common stock. Trading in shares of our common stock is limited. During 2002 and 2001, trading data for our stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD). The following table sets forth prices at which transactions in our common stock were reported on the OTC Bulletin Board:

                                       YEARS ENDED DECEMBER 31
                            -----------------------------------------------
                                    2002                     2001
                            ----------------------   ----------------------
                              HIGH         LOW         HIGH         LOW
                            ----------   ---------   ----------   ---------
First quarter                 $0.32       $0.31        $0.88       $0.75
Second quarter                $0.50       $0.32        $0.70       $0.40
Third quarter                 $0.40       $0.32        $0.68       $0.45
Fourth quarter                $0.53       $0.35        $0.50       $0.30

        We are not able to determine whether retail markups, markdowns, or commissions were included in the above prices. We believe that eight brokerage firms currently make a market in our common stock, although both bid and asked quotations may be limited.

        We have not paid dividends on our common stock since 1979, and we have no current plans to reinstate the payment of dividends. In addition, we are currently restricted from paying cash dividends on our common stock and on our series B preferred stock and from redeeming any shares of series B preferred stock because a payment default exists on our senior subordinated notes. We are currently in arrears with respect to the payment of thirteen quarterly dividends aggregating $86,000 on the series B preferred stock and with respect to the redemption of 1,350 shares of series B preferred stock that we did not redeem on each of November 30, 2002, 2001, and 2000 at an aggregate redemption price of $270,000. Because we are in arrears with respect to more than five dividend payments on the series B preferred stock, the holders of the series B preferred stock are entitled to elect two persons to serve on our Board of Directors until the annual meeting of stockholders following the date on which all such arrearages have been paid in full.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data, including the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization (EBITDA), for each of the years in the five-year period ended December 31, 2002 (dollar amounts in thousands, except per share amounts). The financial data has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent certified public accountants. This information is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and our consolidated financial statements in Part II, Item 8.

                                                                         YEARS ENDED DECEMBER 31
                                                  ----------------------------------------------------------------------
                                                      2002          2001           2000            1999           1998
                                                      ----          ----           ----            ----           ----
SUMMARY OF OPERATIONS:
     Net sales                                     $ 124,852      $ 126,202      $ 138,302      $ 134,372      $ 120,598
     Cost of sales                                   110,718        109,055        120,726        111,598        102,394
                                                   ---------      ---------      ---------      ---------      ---------
         Gross profit                                 14,134         17,147         17,576         22,774         18,204
     Selling and administrative expenses               8,658          9,911         10,923         12,153         11,006
     Plant closure costs                                 609             --             --             --             --
     Impairment of long-lived assets                      --          2,047             --            335             --
     Income from insurance company
      demutualization                                     --         (1,274)            --             --             --
                                                   ---------      ---------      ---------      ---------      ---------
         Income from operations                        4,867          6,463          6,653         10,286          7,198
     Interest expense                                 (7,220)        (8,534)        (9,913)        (9,632)        (9,772)
     Gain on sale of securities                          248             --             --             --             --
     Income tax provision (benefit)                     (538)            80           (161)           133            132
     Extraordinary gain on repurchase of
      debt, net of applicable income taxes                --             --             --          1,542             --
                                                   ---------      ---------      ---------      ---------      ---------
         Net income (loss)                         $  (1,567)     $  (2,151)     $  (3,099)     $   2,063      $  (2,706)
                                                   =========      =========      =========      =========      =========

     Net income (loss) per diluted common
      share                                        $   (0.32)     $   (0.45)     $   (0.65)     $    0.46      $   (0.65)
                                                   =========      =========      =========      =========      =========

OTHER DATA:

     Net cash provided by operating activities     $  16,231      $  17,561      $  22,136      $   5,624      $   8,013
                                                   =========      =========      =========      =========      =========

     Income from operations                        $   4,867      $   6,463      $   6,653      $  10,286      $   7,198
     Add back: depreciation and amortization
      included in income from operations              11,865         13,103         13,490         12,728         11,451
                                                   ---------      ---------      ---------      ---------      ---------
     EBITDA (1)                                    $  16,732      $  19,566      $  20,143      $  23,014      $  18,649
                                                   =========      =========      =========      =========      =========
     Capital expenditures                          $   5,230      $   6,408      $  13,936      $  10,328      $  14,877



                                                                               DECEMBER 31
                                                  ----------------------------------------------------------------------
                                                     2002           2001            2000           1999           1998
                                                     ----           ----            ----           ----           ----
FINANCIAL POSITION:
     Current assets                                $  32,991      $  34,146      $  36,968      $  37,503      $  32,198
     Current liabilities                             101,061        107,074        117,147        116,460         40,228
                                                   ---------      ---------      ---------      ---------      ---------
         Net working capital deficit               $ (68,070)     $ (72,928)     $ (80,179)     $ (78,957)     $  (8,030)
                                                   =========      =========      =========      =========      =========

     Total assets                                  $  92,145      $  99,877      $ 110,289      $ 111,327      $ 108,325
     Long-term debt, excluding current portion     $   1,117      $   2,000      $     104      $     116      $  74,953
     Series B preferred stock                      $     330      $     330      $     330      $     330      $     375
     Total stockholders' deficit                   $ (13,199)     $ (11,659)     $  (9,536)     $  (7,463)     $  (9,451)


(1) EBITDA is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-K because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to incur and to service debt. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

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

RESULTS OF OPERATIONS -- COMPARISON OF 2002, 2001, AND 2000

        The following table sets forth our consolidated operating results for 2002, 2001, and 2000 and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization (EBITDA) (dollar amounts in thousands):

                                                                          YEARS ENDED DECEMBER 31
                                                         ------------------------------------------------------------
                                                                2002                 2001                 2000
                                                         -----------------    ------------------   ------------------

Net sales                                                $ 124,852   100.0%   $ 126,202    100.0%  $ 138,302    100.0%

Cost of sales                                              110,718    88.7      109,055     86.4     120,726     87.3
                                                         ---------  ------    ---------  -------   ---------  -------

Gross profit                                                14,134    11.3       17,147     13.6      17,576     12.7

Selling and administrative expenses                          8,658     6.9        9,911      7.9      10,923      7.9

Plant closure costs (1)                                        609     0.5           --       --          --       --

Impairment of long-lived assets (1)                             --      --        2,047      1.6          --       --

Income from insurance company demutualization (2)               --      --       (1,274)    (1.0)         --       --
                                                         ---------  ------    ---------  -------   ---------  -------

Income from operations                                       4,867     3.9        6,463      5.1       6,653      4.8

Add back: depreciation and amortization (3)                 11,865     9.5       13,103     10.4      13,490      9.8
                                                         ---------  ------    ---------  -------   ---------  -------

EBITDA (4)                                               $  16,732    13.4%   $  19,566     15.5%  $  20,143     14.6%
                                                         =========  ======    =========  =======   =========  =======

Net cash provided by operating activities (5)            $  16,231    13.0%   $  17,561     13.9%  $  22,136     16.0%
                                                         =========  ======    =========  =======   =========  =======


(1) In 2002, we closed our metal machining facility in Casa Grande, Arizona. As of December 31, 2001, we recorded a provision of $2,047,000 to write down the value of certain of the facility's assets to fair value, and, during 2002, we incurred costs of $609,000 to close the facility. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

(2) During December 2001, we received 53,103 shares of common stock of Principal Financial Group, Inc. (Principal) as a result of the demutualization of Principal Mutual Holding Company, a mutual insurance company and predecessor to Principal. For more information, refer to the discussion of the results of operations of the Corporate Office in this section.

(3) Does not include amortization of deferred financing expenses, which totaled $440,000, $192,000, and $216,000, in 2002, 2001, and 2000, respectively, and which is included in interest expense in the consolidated financial statements.

(4) EBITDA, is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-K because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to incur and to service debt. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(5) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part II, Item 8.

        Our net sales for 2002 were $124,852,000, compared to net sales of $126,202,000 for 2001, a decrease of $1,350,000, or 1.1%. The decrease in net sales was principally a result of an $8,195,000 reduction in sales to former customers of our Arizona facility, which we closed in 2002. EBITDA for 2002 was $16,732,000, or 13.4% of net sales, compared to EBITDA of $19,566,000, or 15.5%
of net sales, for 2001.

        The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the years ended December 31, 2002, 2001, and 2000.

        RUBBER GROUP

        The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. During 2002, 2001, and 2000, sales to automotive industry customers represented 87.3%, 89.0%, and 91.1%, respectively, of the Rubber Group's net sales. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole

        The three largest customers of the Rubber Group accounted for 45.6%, 46.7%, and 49.1% of the Rubber Group's net sales during 2002, 2001, and 2000, respectively. Loss of a significant amount of business from any of the Rubber Group's large customers would have a material adverse effect upon the Rubber Group and upon our company as a whole if that business were not substantially replaced by additional business from existing or new customers.

        The following table sets forth the operating results of the Rubber Group for 2002, 2001, and 2000 and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                                       YEARS ENDED DECEMBER 31
                                                ---------------------------------------------------------------------
                                                       2002                      2001                     2000
                                                -------------------      -------------------     --------------------
Net sales                                      $ 98,880       100.0%      $ 91,532     100.0%     $102,171      100.0%

Cost of sales                                    83,503        84.4         75,949      83.0        85,750       83.9
                                               --------    --------       --------  --------      --------   --------

Gross profit                                     15,377        15.6         15,583      17.0        16,421       16.1

Selling and administrative expenses               4,612         4.7          5,194       5.7         5,937        5.8
                                               --------    --------       --------  --------      --------   --------

Income from operations                           10,765        10.9         10,389      11.3        10,484       10.3

Add back: depreciation and amortization           7,786         7.9          8,484       9.3         8,554        8.3
                                               --------    --------       --------  --------      --------   --------

EBITDA                                         $ 18,551        18.8%      $ 18,873      20.6%     $ 19,038       18.6%
                                               ========    ========       ========  ========      ========   ========


        During 2002, net sales of the Rubber Group increased by $7,348,000, or 8.0%, compared to 2001. The increase in net sales was primarily due to increased unit sales of automotive components, which resulted primarily from an increase in the level of activity in the automotive industry and an increase in our share of business at certain existing customers and, to a lesser extent, increased sales of components for medical devices. The increase in net sales during 2002 was offset, in part, by price reductions on certain automotive components.

        Delphi Corporation is the Rubber Group's largest customer. During 2002, 2001, and 2000, the Rubber Group's net sales to Delphi totaled $24,837,000, $23,660,000, and $27,908,000, respectively, which represented 25.1%, 25.8%, and
27.3%, respectively, of the Rubber Group's net sales. Substantially all of the Rubber Group's sales to Delphi are connector seals for automotive wiring systems that are sold pursuant to an agreement that expires on December 31, 2004. Under the terms of that agreement, we provided Delphi with significant price reductions effective July 16, 2001, with further price reductions in each of the years covered by the agreement. The price reductions granted to Delphi on July 16, 2001, reduced net sales during 2002 and 2001 by $4,366,000 and $2,588,000, respectively.

        Cost of sales as a percentage of net sales increased during 2002 to 84.4% of net sales from 83.0% of net sales during 2001, primarily because of (1) increased costs for sorting and repair of components, which were caused by quality problems in manufacturing a certain type of connector seal, (2) underabsorption of overhead at our captive tool-making operation, which was caused by a reduction in customer tooling orders for a number of months, (3) delays in completing the cost reduction plans that were initiated in connection with the price reductions granted to Delphi on July 16, 2001, (4) increased workers' compensation expense, and (5) increased maintenance expenses. The increases in these components of cost of sales were partially offset by lower depreciation expense.

        Selling and administrative expenses as a percentage of net sales decreased during 2002 compared to 2001, primarily because of reduced European selling expenses, the elimination of goodwill amortization as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we adopted on January 1, 2002, and a reduction in bad debt expense. These decreases were partially offset by an increase in management incentive compensation.

        During 2002, income from operations was $10,765,000, an increase of $376,000, or 3.6%, compared to 2001. EBITDA for 2002 was $18,551,000, or 18.8%
of net sales, compared to $18,873,000, or 20.6% of net sales, for 2001.

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

        Cost of sales as a percentage of net sales decreased during 2001 to 83.0% of net sales from 83.9% of net sales during 2000, primarily because our insulators division improved operating efficiencies and reduced scrap and because we did not incur fees of a consulting firm that was retained during 2000, at a cost of $1,013,000.

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

        During 2001, income from operations was $10,389,000, a decrease of $95,000, or 0.9%, compared to 2000. EBITDA for 2001 was $18,873,000, or 20.6% of
net sales, compared to $19,038,000, or 18.6% of net sales, for 2000.

        METALS GROUP

        The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars. During 2002, 2001, and 2000, net sales to automotive industry customers represented 86.3%, 75.9%, and 73.3%, respectively, of the Metals Group's net sales. Any material reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.

        The three largest customers of the Metals Group accounted for 57.3%, 45.9%, and 50.9% of the Metals Group's net sales during 2002, 2001, and 2000, respectively. Loss of a significant amount of business from any of the Metals Group's large customers would have a material adverse effect upon the Metals Group and upon our company as a whole if that business were not substantially replaced by additional business from existing or new customers.

        The following table sets forth the operating results of the Metals Group for 2002, 2001, and 2000 and the reconciliation of the Metals Group's loss from operations to its EBITDA (dollar amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                                 ----------------------------------------------------------------
                                                       2002                   2001                   2000
                                                 -----------------      -----------------      ------------------
Net sales                                       $ 25,972    100.0%     $  34,670   100.0%     $  36,131    100.0%

Cost of sales                                     27,215    104.8         33,106    95.5         34,976     96.8
                                                 --------  -------      --------- -------      --------- --------

Gross profit                                      (1,243)    (4.8)         1,564     4.5          1,155      3.2

Selling and administrative expenses                1,582      6.1          2,587     7.5          2,741      7.6

Plant closure costs                                  609      2.3              -       -              -        -

Impairment of long-lived assets                        -        -          2,047     5.9              -        -
                                                 --------  -------      --------- -------      --------- --------

Loss from operations                              (3,434)   (13.2)        (3,070)   (8.9)        (1,586)    (4.4)

Add back: depreciation and amortization            4,026     15.5          4,531    13.1          4,849     13.4
                                                 --------  -------      --------- -------      --------- --------

EBITDA                                          $    592      2.3%     $   1,461     4.2%     $   3,263      9.0%
                                                 ========  =======      ========= =======      ========= ========

        During the fourth quarter of 2001, we were notified that the Metals Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, the customer purchased $5,937,000 of machined metal components that were manufactured primarily at the Metals Group's Arizona facility. As a result of the reduction in sales at the Arizona facility, we closed the facility in 2002 and recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the Arizona facility's land and building and certain metal machining equipment idled by the loss of this business. The idled assets are currently classified in property, plant, and equipment and are being depreciated at the rate of $17,000 per month. These assets will be reclassified as assets held for sale if and when they meet the criteria set forth in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which we adopted on January 1, 2002. At December 31, 2002, the book value of the assets remaining to be disposed of at the Arizona facility totaled $1,937,000, which includes $1,737,000 for the land and building and $200,000 for equipment. The cost to hold the building and the remaining equipment is currently projected to total approximately $465,000 per annum, which includes $265,000 for building maintenance, property taxes, insurance, and security services and $200,000 for depreciation expense.

        The following table sets forth certain operating data of the Arizona facility for 2002 and 2001 and the reconciliation of the Arizona facility's income from operations to its EBITDA (dollar amounts in thousands):

                                                                                   YEAR ENDED
                                                                                   DECEMBER 31
                                                                             ------------------------
                                                                                2002         2001
 Net sales                                                                   $   332        $ 8,954
                                                                             =======        =======

 Operating loss before nonrecurring charges                                  $(1,290)       $  (523)
                                                                             -------        -------

 Nonrecurring charges:
      Plant closure costs:
          Severance and other employee termination costs                         246             --
          Asset relocation costs                                                 209             --
          Other costs                                                            154             --
                                                                             -------        -------
               Subtotal                                                          609             --

      Impairment of long-lived assets                                             --          2,047
                                                                             -------        -------
                                                                                 609          2,047
                                                                             -------        -------

 Operating loss                                                               (1,899)        (2,570)

 Add back: depreciation and amortization                                         527          1,658
                                                                             -------        -------

 EBITDA                                                                      $(1,372)       $  (912)
                                                                             =======        =======


        During 2002, net sales of the Metals Group decreased by $8,698,000, or 25.1%, compared to 2001. The decrease resulted primarily from an $8,195,000 reduction in sales to former customers of the Arizona facility.

        During 2002, operating losses other than plant closure costs at the Arizona facility resulted primarily from the underabsorption of operating costs due to minimal sales and poor operating efficiencies while the facility was being shut down, and, to a lesser extent, from the cost of maintaining, insuring, protecting, and depreciating the facility and the remaining equipment.

        Cost of sales as a percentage of net sales increased during 2002 to 104.8% of net sales from 95.5% of net sales during 2001, primarily due to minimal sales and operating inefficiencies incurred at the Arizona facility while the facility was being closed, excess costs and production inefficiencies caused by the transfer of certain business and equipment from Arizona to the Rochester, New York, facility, the cost of maintaining, insuring, protecting, and depreciating the Arizona facility and the remaining equipment, reduced efficiencies on certain high-volume automotive components due to increased customer quality standards, and an adverse change in product mix caused by the start-up of new products and the loss of certain mature components.

        Selling and administrative expenses as a percentage of net sales decreased during 2002 compared to 2001, primarily because of the closing of the Arizona facility, a reduction in bad debt expense, and reduced depreciation expense.

        During 2002, the loss from operations was $3,434,000, compared to a loss from operations of $3,070,000 during 2001. Excluding the $609,000 of plant closure costs, the loss from operations during 2002 was $2,825,000. Excluding the entire loss incurred at the Arizona facility during 2002, the loss from operations during 2002 was $1,535,000. EBITDA was $592,000 or 2.3% of net sales, compared to $1,461,000, or 4.2% of net sales, for 2001.

        During 2001, net sales of the Metals Group decreased by $1,461,000, or 4.0%, compared to 2000. This decrease resulted primarily from a planned reduction in low-volume business during 2001.

        Cost of sales as a percentage of net sales decreased during 2001 to 95.5% of net sales from 96.8% of net sales during 2000, primarily due to improved operating efficiencies, reduced indirect labor costs, reduced operating and repair costs, and lower depreciation and amortization expenses, offset, in part, by startup costs on certain new products and a provision of $362,000 for inventory losses related to the loss of the Group's largest customer, discussed above.

        As discussed previously, during February 2002, we decided to close the Arizona facility. In accordance with the provisions of FAS 144, we recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the land and building at the Arizona facility and certain metal machining equipment currently idled by the loss of this business. Our estimate of fair market value was based on appraisals of the assets.

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

        During 2001, the loss from operations was $3,070,000 compared to a loss from operations of $1,586,000 during 2000. Excluding the provision for asset impairment, the loss from operations during 2001 was $1,023,000. EBITDA was $1,461,000, or 4.2% of net sales, compared to $3,263,000, or 9.0% of net sales, in 2000.

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

        The following table sets forth the operating results of the Corporate Office for 2002, 2001, and 2000 and the reconciliation of the corporate office's loss from operations to its EBITDA (dollar amounts in thousands):

                                                       YEARS ENDED DECEMBER 31
                                                -------------------------------------
                                                  2002          2001          2000
                                                  ----          ----          ----
Administrative expenses                        $   2,464      $  2,130      $  2,245

Income from insurance company
  demutualization                                      -        (1,274)            -
                                                ---------      --------      --------

Loss from operations                              (2,464)         (856)       (2,245)

Add back: depreciation and
  amortization (1)                                    53            88            87
                                                ---------      --------      --------

EBITDA                                         $  (2,411)     $   (768)     $ (2,158)
                                                =========      ========      ========

(1) Excludes amortization of deferred financing expenses, which totaled $440,000, $192,000, and $216,000, in 2002, 2001, and 2000, respectively, and which is included in interest expense in the consolidated financial statements.

         During December of 2001, a mutual insurance company, Principal Mutual Holding Company, underwent a demutualization and converted to a stock company, Principal Financial Group, Inc., (Principal). We were a member of the mutual insurance company as a policyholder and received 53,103 shares of common stock of Principal as a result of the demutualization. In accordance with Financial Accounting Standards Board Emerging Issue Task Force Bulletin 99-4, "Accounting for Stock Received from the Demutualization of a Mutual Insurance Company," we recorded these shares at fair value by using the published closing price for the stock on December 31, 2001.

        Excluding the income from the insurance company demutualization, Corporate Office expenses increased by 15.7% in 2002, primarily because of increased legal and professional fees, increased directors' fees and expenses, and higher premiums for directors and officers insurance and fiduciary liability insurance.

        INTEREST EXPENSE

        During 2002, 2001, and 2000, interest expense totaled $7,220,000, $8,534,000, and $9,913,000, respectively. During 2002, 2001, and 2000, interest expense included amortization of deferred financing expenses of $440,000, $192,000, and $216,000, respectively. The decrease in interest expense in 2002 was caused primarily by lower rates of interest on our floating rate indebtedness and a reduction in the amount of borrowings outstanding, offset, in part, by fees paid during 2002 to the lenders providing loans under our revolving line of credit to extend the expiration date of the revolving line of credit beyond April 1, 2002.

        GAIN ON SALE OF SECURITIES

        During the fourth quarter of 2002, we sold the 53,103 shares of Principal common stock that we received during the fourth quarter of 2001 and realized a pre-tax gain of $248,000 on the sale.

        INCOME TAX PROVISION (BENEFIT)

        The income tax benefit recorded during 2002 results from a refund of alternative minimum taxes, currently estimated to be approximately $643,000, which were paid in earlier periods, offset, in part, by state income tax expense. During 2002, we received $148,000 of the alternative minimum tax refund and we currently anticipate that the balance of $495,000 will be refunded to us during 2003.

        During 2001, the income tax provision consisted of state income taxes.

        During 2000, the income tax benefit consisted primarily of the refund of federal income tax expensed in a prior period.

        For additional information concerning income taxes and related matters, see Note 9 to our consolidated financial statements in Part II, Item 8.

LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES

        During 2002, our operating activities provided $16,231,000 of cash. Accounts receivable decreased by $2,342,000. The decrease was caused primarily by a decrease in product sales during November and December of 2002 compared to November and December of 2001, a reduction in accounts receivable for tooling, and the payment by one customer of approximately $450,000 of invoices in advance of their scheduled due dates. Accounts payable decreased by $1,279,000. During 2002, $167,000 of accounts payable were converted into unsecured, amortizing term notes and $246,000 of accounts payable were eliminated because we returned a piece of equipment purchased in 2001. Accrued interest expense increased by $4,137,000, reflecting the accrual of interest on our senior, unsecured note, our senior subordinated notes, and our junior subordinated notes.

        INVESTING ACTIVITIES

        During 2002, our investing activities used $3,104,000 of cash, primarily for capital expenditures. We presently project that capital expenditures will total approximately $7,264,000 in 2003, primarily for equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office, are projected to total $6,196,000, $1,046,000, and $22,000, respectively, during 2003. We project that approximately $807,000 will be expended to rebuild or replace existing equipment, and approximately $6,457,000 will be expended to effect cost reductions and expand productive capacity.

        At December 31, 2002, we had outstanding commitments to purchase equipment aggregating $1,019,000.

        FINANCING ACTIVITIES

        During 2002, our financing activities used $11,563,000 of cash, primarily as a result of $10,194,000 of payments on our secured and unsecured, amortizing term notes and a $750,000 reduction in borrowings under our revolving line of credit.

        LIQUIDITY

        We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit is subject to certain availability formulas based on the levels of our accounts receivable and inventories. Our revolving line of credit is currently scheduled to expire on April 4, 2003. At March 25, 2003 the aggregate principal amount outstanding under our revolving line of credit was $19,477,000. We intend to replace the revolving line of credit with a revolving line of credit provided by a new lender or to negotiate an extension of the April 4, 2003, expiration date with our existing lender. We can give no assurance, however, that we will be able to replace or extend the revolving line of credit on favorable terms or at all. At December 31, 2002, availability under our revolving line of credit totaled $2,094,000 before outstanding checks of $971,000 were deducted.

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

        From time to time, our lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. During 2002, covenants requiring minimum levels of working capital were eliminated from three of our financing agreements, and, during 2003, noncompliance with the net worth covenant under one of our loan agreements was waived. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable.

        We are in default in the payment of our senior subordinated notes and our senior, unsecured note, which have outstanding principal amounts of $27,412,000 and $7,500,000, respectively, and accrued interest, as of December 31, 2002, of $11,941,000 and $703,000, respectively. In addition, our revolving line of credit is currently scheduled to expire on April 4, 2003, we have $643,000 of unsecured, amortizing term notes and $347,000 of junior subordinated notes that are scheduled to mature during 2003, and we have $11,122,000 of scheduled principal payments on our secured, amortizing term notes during 2003. We estimate that, at existing contractual and market rates, the interest expense on all of our debt during 2003 will be approximately $7,000,000. Interest paid during 2002, 2001, and 2000 totaled $2,663,000, $4,838,000, and $6,214,000.

        We had a net working capital deficit of $68,070,000 at December 31, 2002, compared to a net working capital deficit of $72,928,000 at December 31, 2001. The net working capital deficit exists primarily because the majority of our debt is in default or subject to short-term waivers of cross defaults. As discussed in more detail below, we are in the process of negotiating extensions or refinancings of all of our matured and maturing debt, although there can be no assurance that we will be successful in this effort. If our debt were refinanced on the terms that are set forth below, we estimate that our monthly interest expense would be approximately $670,000.

        We have been in default on our 12 3/4% senior subordinated notes since February 1, 2000, when we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, we commenced an exchange offer for the

12 3/4% senior subordinated notes. The exchange offer was amended on March 7, 2003. If the amended exchange offer is consummated, at least 99% of the 12 3/4% senior subordinated notes will be exchanged for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the amended exchange offer is consummated, which accrued interest will total $470.000 for each $1,000 principal amount of 12 3/4% senior subordinated notes, assuming the amended exchange offer is consummated on April 8, 2003. Interest on the 11 1/2% senior subordinated notes will accrue from the date the amended exchange offer is consummated, and will be payable on each May 1, August 1, November 1, and February 1. Each $1,000 principal amount of 11 1/2% senior subordinated notes will be issued together with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the amended exchange offer is consummated, we will pay a participation fee of 3% of the principal amount of 12 3/4% senior subordinated notes that are exchanged. Our senior, secured lenders and the holders of the junior subordinated notes have waived the cross-default provisions with respect to the default on the senior subordinated notes through April 4, 2003, and May 1, 2003, respectively. The current expiration date of the amended exchange offer is April 3, 2003. One of the conditions to the consummation of the amended exchange offer is the tender for exchange of at least 99% of the senior subordinated notes. As of March 26, 2003, we have received tenders of $27,209,000 principal amount of 12 3/4% senior subordinated notes, or 99.3% of the notes. However, there are additional conditions to the consummation of the amended exchange offer that may not be satisfied by the expiration date.

        We have reached an agreement with the holders of our 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, we will exchange new 12 1/2% junior subordinated notes due November 1, 2007, for the existing 14% junior subordinated notes. The accrued interest on the 14% junior subordinated notes for the period November 1, 1999, through the day before the restructuring is consummated, which will total $202,000, assuming the restructuring is consummated on April 8, 2003, will be converted into shares of our common stock at a price of $2.27 per share. Interest on the 12 1/2% junior subordinated notes will accrue from the date the restructuring is consummated, and will be payable on each May 1, August 1, November 1, and February 1. Each $1,000 principal amount of 12 1/2% junior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through November 1, 2007. If the restructuring is completed, we will also pay a participation fee of 3% of the principal amount of 14% junior subordinated notes.

        On April 30, 2002, the maturity date of the senior, unsecured note, the holder of the note rejected our proposal for a restructuring and our request for a three-month extension. We did not pay the principal, in the amount of $7,500,000, and interest, in the amount of $78,000, on April 30, 2002, and we have not made any payments on the senior, unsecured note since that date. If the other aspects of the financial restructuring program are completed, we have proposed to repurchase the senior, unsecured note for $5,550,000 in cash plus interest on that amount from November 1, 2002, to the date the amended exchange offer is consummated, at the prime rate. Our senior, secured lenders and the holders of the junior subordinated notes have waived the cross-default provisions with respect to the default on the senior, unsecured note through April 4, 2003, and May 1, 2003, respectively.

        We are currently in discussions with several lenders regarding a refinancing of our senior, secured credit facilities.

        We can give no assurance that we will be able to consummate the amended exchange offer, restructure the senior, unsecured note, or refinance our senior, secured financing arrangements on satisfactory terms. If we are unable to do so, we may file a petition under the federal bankruptcy code in order to carry out a debt restructuring plan on terms substantially similar to those discussed above or on other terms. Although we believe that such a restructuring could be accomplished without material disruption to our operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on our business, results of operations, cash flows, and financial position. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect those risks.

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

QUARTERLY FINANCIAL DATA

        For quarterly financial data please refer to Note 15 to our consolidated financial statements in Part II, Item 8.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our accounting policies are more fully described in Note 1, "Summary of Significant Accounting Policies," to our consolidated financial statements in
Part II, Item 8. As set forth in Note 1, the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during each reporting period. The accuracy of our estimates is subject to an inherent amount of risk. Future events and their impact on our results of operations or financial position cannot be determined with absolute certainty. Although we strive to use our best judgment in making estimates, actual results could vary materially from our estimates.

        As a manufacturer of rubber and metal components, we believe that the most critical accounting policies inherent in the preparation of our consolidated financial statements include (1) estimates of the recoverability of accounts receivable and inventory, (2) estimates used to determine liabilities related to environmental matters, litigation, income taxes, restructuring reserves, and other contingencies, and (3) the valuation of long-lived assets.

        The process of making estimates takes into account historical experience, specific facts and circumstances, present and projected economic and business conditions, projected unit volumes, projected operating efficiencies, and any other relevant factors and assumptions. The valuation of long-lived assets is based on such factors as estimated, undiscounted, future cash flows before interest and taxes over relatively long periods of time and estimates of the fair values of business units and assets. Although the Company believes that its estimates of future cash flows are reasonable, changes in assumptions regarding future unit volumes, pricing, operating efficiencies, material, labor, and overhead costs, and other factors could significantly affect the Company's cash flow projections. We reevaluate our estimates whenever factors relevant to the making of a critical estimate change.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which is effective for all fiscal periods beginning after December 15, 2001. FAS 142 prohibits the amortization of goodwill, but requires goodwill to be tested annually for impairment in accordance with the requirements set forth in FAS 142. Other intangible assets will continue to be amortized over their useful lives. We adopted the provisions of FAS 142 on January 1, 2002. The elimination of goodwill amortization pursuant to FAS 142 increased the income from operations of the Rubber Group and the Metals Group by $284,000 and $32,000, respectively, during 2002. Since adoption, the Company has determined that its goodwill is not impaired.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which is effective for all fiscal periods beginning after December 15, 2001. FAS 144 sets forth the conditions under which an impairment charge should be recognized for long-lived assets to be held and used, except for goodwill, assets to be disposed of by sale, and assets to be disposed of other than by sale. Our adoption of FAS 144 on January 1, 2002, did not affect our results of operations or financial position during 2002.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146, ACCOUNTING FOR COST ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which is effective for all restructuring, exit, or disposal activities that are initiated after December 31, 2002. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date on which an entity commits to a plan to restructure, exit, or dispose of a facility. This statement applies, but is not limited to, termination benefits provided to current employees, contract termination costs, and costs incurred to consolidate facilities or relocate employees. We currently do not believe that our adoption of FAS 146 during the first quarter of 2003 will adversely affect our results of operations or financial position, although FAS 146 may change the time period in which we recognize costs associated with future restructuring, exit, or disposal activities.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE

        In December 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). FAS 148 amends Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" (FAS
123), which provides entities with alternative methods of transition should they decide to voluntarily change from the intrinsic value method of recognizing stock based compensation as permitted under APB 25 to the fair value method. FAS 148 also amends FAS 123 to require disclosure in both annual and interim financial statements about the method of recognizing stock-based compensation. No stock options were outstanding during 2002, 2001, or 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

        At December 31, 2002, we had $35,049,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, prime rate plus 1%, prime rate plus 3/4%, or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

        At December 31, 2002, we had outstanding $37,200,000 of fixed-rate, long-term debt with a weighted-average interest rate of 12.6%, of which $34,912,000 has matured. We have received tenders of over 99% of our 12 3/4% senior subordinated notes in exchange for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the existing 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the exchange is effected, which accrued interest will total $470.000 for each $1,000 principal amount of 12 3/4% senior subordinated notes exchanged, if the exchange offer is consummated on April 8, 2003. The holder of our 14% junior subordinated notes has agreed to exchange the $347,000 principal amount of those notes for new 12 1/2% junior subordinated notes due November 1, 2007, and to convert the accrued interest on the notes into shares of common stock. If the other aspects of the financial restructuring are completed, we have proposed to repurchase our $7,500,000 senior, unsecured note for $5,550,000 plus interest on that amount from November 1, 2002, to the date of repurchase, at the prime rate.

        If the financial restructuring is completed on the terms currently negotiated, we estimate that our monthly interest expense would be approximately $670,000 and that a one percentage point increase or decrease in the applicable short-term rate would increase or decrease our monthly interest expense by approximately $34,000.

        For further information about our indebtedness, we recommend that you also read Note 5 to our consolidated financial statements in Part II, Item 8.

                       THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
             Report of Independent Auditors.........................................................24

             Consolidated Statement of Operations for the Years Ended
               December 31, 2002, 2001, and 2000....................................................25

             Consolidated Balance Sheet at December 31, 2002 and 2001...............................26

             Consolidated Statement of Stockholders' Deficit for
               the Years Ended December 31, 2002, 2001, and 2000....................................28

             Consolidated Statement of Cash Flows for the Years Ended
               December 31, 2002, 2001, and 2000....................................................29

             Notes to Consolidated Financial Statements.............................................30

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Lexington Precision Corporation and its subsidiaries at December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule contained in Part IV,
Item 14, of the Company's report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and its subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that Lexington Precision Corporation will continue as a going concern. As more fully described in Notes 1 and 5, the Company has approximately $71,000,000 of short-term debt, including $27,412,000 principal amount of senior subordinated notes that matured on February 1, 2000, and that have not been paid. Substantial doubt exists about the Company's ability to refinance, extend, amend, or exchange such obligations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect this uncertainty.

        As discussed in Notes 1 and 17 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                                  Ernst & Young LLP


Cleveland, Ohio
March 26, 2003

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                                       YEARS ENDED DECEMBER 31
                                                             -------------------------------------------
                                                                2002             2001             2000
                                                                ----             ----             ----
Net sales                                                    $ 124,852        $ 126,202        $ 138,302

Cost of sales                                                  110,718          109,055          120,726
                                                             ---------        ---------        ---------

     Gross profit                                               14,134           17,147           17,576

Selling and administrative expenses                              8,658            9,911           10,923

Plant closure costs                                                609               --               --

Impairment of long-lived assets                                     --            2,047               --

Income from insurance company demutualization                       --           (1,274)              --
                                                             ---------        ---------        ---------

     Income from operations                                      4,867            6,463            6,653

Interest expense                                                (7,220)          (8,534)          (9,913)

Gain on sale of securities                                         248               --               --
                                                             ---------        ---------        ---------

     Income (loss) before income taxes                          (2,105)          (2,071)          (3,260)

Income tax provision (benefit)                                    (538)              80             (161)
                                                             ---------        ---------        ---------

     Net income (loss)                                       $  (1,567)       $  (2,151)       $  (3,099)
                                                             =========        =========        =========

Per share data:

     Basic and diluted net income (loss) applicable to
      common stockholders                                    $   (0.32)       $   (0.45)       $   (0.65)
                                                             =========        =========        =========




See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)


                                                             DECEMBER 31
                                                     -------------------------
                                                        2002            2001
                                                        ----            ----
ASSETS:

Current assets:
     Cash                                            $  1,753       $    189
     Marketable securities                                 --          1,274
     Accounts receivable, net                          16,411         18,753
     Inventories, net                                   8,841          8,493
     Prepaid expenses and other current assets          3,682          3,523
     Deferred income taxes                              2,304          1,914
                                                     --------       --------
         Total current assets                          32,991         34,146
                                                     --------       --------

Plant and equipment:
     Land                                               2,314          2,309
     Buildings                                         22,935         22,601
     Equipment                                        113,291        111,206
                                                     --------       --------
                                                      138,540        136,116
     Accumulated depreciation                          89,511         80,792
                                                     --------       --------
         Plant and equipment, net                      49,029         55,324
                                                     --------       --------

Goodwill, net                                           7,831          7,831
                                                     --------       --------

Other assets, net                                       2,294          2,576
                                                     --------       --------

                                                     $ 92,145       $ 99,877
                                                     ========       ========




See notes to consolidated financial statements.       (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                             (THOUSANDS OF DOLLARS)


                                                                     DECEMBER 31
                                                           -----------------------------
                                                              2002                2001
                                                              ----                ----

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                       $  10,798        $  12,077
     Accrued expenses, excluding accrued interest               6,256            5,848
     Accrued interest expense                                  12,875            8,738
     Short-term debt                                           69,665           77,794
     Current portion of long-term debt                          1,467            2,617
                                                            ---------        ---------
           Total current liabilities                          101,061          107,074
                                                            ---------        ---------

Long-term debt, excluding current portion                       1,117            2,000
                                                            ---------        ---------

Deferred income taxes and other long-term liabilities           2,836            2,132
                                                            ---------        ---------

Series B preferred stock, $100 par value, at
  redemption value                                                660              660
Excess of redemption value over par value                        (330)            (330)
                                                            ---------        ---------
     Series B preferred stock at par value                        330              330
                                                            ---------        ---------

Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,828,036 shares issued
      at December 31, 2002 and 2001                             1,207            1,207
     Additional paid-in-capital                                12,960           12,960
     Accumulated deficit                                      (27,366)         (25,826)
                                                            ---------        ---------
           Total stockholders' deficit                        (13,199)         (11,659)
                                                            ---------        ---------

                                                            $  92,145        $  99,877
                                                            =========        =========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                             (THOUSANDS OF DOLLARS)


                                                          ADDITIONAL                                         TOTAL
                                              COMMON       PAID-IN-       ACCUMULATED        TREASURY    STOCKHOLDERS'
                                              STOCK         CAPITAL         DEFICIT           STOCK         DEFICIT
                                              -----         -------         -------           -----         -------
Balance at December 31, 1999                $  1,087       $ 12,160        $(20,493)       $   (217)       $ (7,463)

     Net loss                                     --             --          (3,099)             --          (3,099)
     Issuance of 125,000
      shares of restricted stock                  10            (90)           (137)            217              --
     Amortization of restricted stock
      grants                                      --             --              26              --              26
     Conversion of junior
      subordinated notes into 440,000
      shares of common stock                     110            890              --              --           1,000
                                            --------       --------        --------        --------        --------

Balance at December 31, 2000                   1,207         12,960         (23,703)             --          (9,536)

     Net loss                                     --             --          (2,151)             --          (2,151)
     Amortization of restricted stock
      grants                                      --             --              28              --              28
                                            --------       --------        --------        --------        --------

Balance at December 31, 2001                   1,207         12,960         (25,826)             --         (11,659)

     Net loss                                     --             --          (1,567)             --          (1,567)
     Amortization of restricted stock
      grants                                      --             --              27              --              27
                                            --------       --------        --------        --------        --------

Balance at December 31, 2002                $  1,207       $ 12,960        $(27,366)       $     --        $(13,199)
                                            ========       ========        ========        ========        ========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                     YEARS ENDED DECEMBER 31
                                                               ------------------------------------
                                                                  2002          2001          2000
                                                                  ----          ----          ----
OPERATING ACTIVITIES:
     Net income (loss)                                           $(1,567)      $(2,151)      $(3,099)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                             11,047        11,923        12,059
         Amortization included in operating expense                  818         1,180         1,431
         Amortization included in interest expense                   440           192           216
         Income   from insurance company demutualization              --        (1,274)           --
         Provision for impairment loss on long-lived assets           --         2,047            --
         Gain on sales of marketable securities                     (248)           --            --
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable, net                             2,342         1,159         4,186
              Inventories, net                                      (348)        2,616        (1,617)
              Prepaid expenses and other assets                     (278)          (31)       (1,093)
              Accounts payable                                      (866)       (1,677)        8,396
              Accrued expenses, excluding interest expense           408           (76)       (2,119)
              Accrued interest expense                             4,137         3,504         3,483
              Other long term liabilities                            314            23           (13)
         Other                                                        32           126           306
                                                                --------      --------      --------
              Net cash provided by operating activities           16,231        17,561        22,136
                                                                --------      --------      --------

INVESTING ACTIVITIES:

     Purchases of plant and equipment                             (4,618)       (6,081)      (13,936)
     Proceeds from sales of marketable securities                  1,522            --            --
     Decrease in equipment deposits                                  205            56           447
     Proceeds from sales of equipment                                147           195           313
     Expenditures for tooling owned by customers                    (688)         (646)       (1,076)
     Other                                                           328          (241)          416
                                                                --------      --------      --------
              Net cash used by investing activities               (3,104)       (6,717)      (13,836)
                                                                --------      --------      --------

FINANCING ACTIVITIES:


     Net decrease in revolving line of credit                       (750)       (2,992)       (2,291)
     Proceeds from issuance of amortizing term notes                  --         2,000         2,460
     Repayment of amortizing term notes                          (10,194)       (9,263)       (8,254)
     Other                                                          (619)         (465)         (158)
                                                                --------      --------      --------
              Net cash used by financing activities              (11,563)      (10,720)       (8,243)
                                                                --------      --------      --------

Net increase in cash                                               1,564           124            57
Cash at beginning of year                                            189            65             8
                                                                --------      --------      --------

Cash at end of year                                             $  1,753      $    189      $     65
                                                                ========      ========      ========

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

        MARKETABLE SECURITIES

        Marketable securities held by the Company are classified as available for sale and consist of equity securities, which are stated at fair value as determined by quoted market prices. Unrealized holding gains or losses on marketable securities, net of applicable income taxes, are reported as a separate component of comprehensive income and included as part of the Company's accumulated deficit until realized. Realized gains or losses are based on the first-in, first-out specific identification method. During 2002, realized gains from the sales of marketable securities totaled $248,000.

        INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):

                                                                DECEMBER 31
                                                          ---------------------
                                                           2002          2001
                                                           ----          ----
                    Finished goods                       $ 3,580       $ 3,727
                    Work in process                        2,493         2,060
                    Raw materials and purchased parts      2,768         2,706
                                                          ------        ------

                                                         $ 8,841       $ 8,493
                                                          ======        ======

        PLANT AND EQUIPMENT

        Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (15 to 32 years for buildings and 3 to 8 years for equipment). When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated. Maintenance and repair expenses are charged against income as incurred, while major improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repair expenses were $7,409,000, $6,405,000, and $7,817,000 for 2002, 2001, and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        VALUATION OF LONG-LIVED ASSETS

        The Company evaluates long-lived assets, such as plant and equipment and other long-term amortizable assets, for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. To perform this evaluation the Company compares the aggregate, estimated, undiscounted future cash flows before interest and taxes of an asset or group of assets to its carrying value. If such estimated, cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. Although the Company believes that its estimates of future cash flows are reasonable, changes in assumptions regarding future unit volumes, pricing, operating efficiencies, material, labor, and overhead costs, and other factors could significantly affect the Company's cash flow projections.

        Effective, January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which did not affect its results of operations or financial position.

        GOODWILL

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 prohibits the amortization of goodwill but requires goodwill to be tested for impairment annually using a fair value approach. The elimination of goodwill amortization pursuant to FAS 142 increased the income from operations of the Rubber Group and the Metals Group by $284,000 and $32,000, respectively, during 2002. At December 31, 2002 and December 31, 2001, our unamortized purchased goodwill balance was $7,831,000. Of this amount, $7,624,000 was assigned to the Rubber Group and $207,000 was assigned to the Metals Group. At December 31, 2002 and 2001, accumulated amortization of goodwill totaled $4,158,000. For additional information, see Note 17.

        DEFERRED FINANCING EXPENSES

        Deferred financing expenses are amortized over the lives of the related debt instruments.

        RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses are recorded as expenses in the year incurred. These costs totaled $924,000, $890,000, and $850,000 during 2002, 2001, and 2000, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        REVENUE RECOGNITION

        All of the Company's revenues result from the sale of rubber and metal components. The Company recognizes revenue from the sale of components upon the passage of title and risk of loss to the customers according to shipping schedules and terms of sale mutually agreed to by the Company and its customers.

        STOCK BASED EMPLOYEE COMPENSATION PLAN

        The Company's restricted stock award plan, which expired on December 31, 2001, permitted it to award restricted shares of its common stock to officers and key employees. Shares awarded under the plan are accounted for using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion Number 25 (APB 25), "Accounting for Stock Issued to Employees." Compensation expense equal to the market value of the shares on the date of grant is charged to earnings over the vesting period of the shares, while the unamortized value of the restricted shares is recorded as a reduction of stockholders' equity.

        In December 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). FAS 148 amends Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" (FAS
123), which provides entities with alternative methods of transition should they decide to voluntarily change from the intrinsic value method of recognizing stock based compensation as permitted under APB 25 to the fair value method. FAS 148 also amends FAS 123 to require disclosure in both annual and interim financial statements about the method of recognizing stock based compensation. No stock options were outstanding during 2002, 2001, or 2000.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146, ACCOUNTING FOR COST ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which is effective for all restructuring, exit, or disposal activities that are initiated after December 31, 2002. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date on which an entity commits to a plan to restructure, exit, or dispose of a facility. This statement applies, but is not limited to, termination benefits provided to current employees, contract termination costs, and cost incurred to consolidate facilities or relocate employees. The Company currently does not believe that the adoption of FAS 146 during the first quarter of 2003 will adversely affect its results of operations or financial position, although FAS 146 may change the time period in which the Company recognizes costs associated with future restructuring, exit, or disposal activities.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

        The Company has been in default on its 12 3/4% senior subordinated notes since February 1, 2000, when it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, the Company commenced an exchange offer for the 12 3/4% senior subordinated notes. The exchange offer was amended on March 7, 2003. If the amended exchange offer is consummated, at least 99% of the 12 3/4% senior subordinated notes will be exchanged for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the amended exchange offer is consummated, which accrued interest, will total $470.000 for each $1,000 principal amount of 12 3/4% senior subordinated notes assuming the amended exchange offer is consummated on April 8, 2003. Interest on the 11 1/2% senior subordinated notes will accrue from the date the amended exchange offer is consummated, and will be payable on each May 1, August 1, November 1, and February 1. Each $1,000 principal amount of 11 1/2% senior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the amended exchange offer is consummated, the Company will pay a participation fee of 3% of the principal amount of 12 3/4% senior subordinated notes that are exchanged. The Company's senior, secured lenders and the holder of the junior subordinated notes have waived the cross-default provisions with respect to the default on the senior subordinated notes through April 4, 2003, and May 1, 2003, respectively. The current expiration date of the amended exchange offer is April 3, 2003. One of the conditions to the consummation of the amended exchange offer is the tender for exchange of at least 99% of the senior subordinated notes. As of March 26, 2003, the Company has received tenders of $27,209,000 principal amount of 12 3/4% senior subordinated notes, or 99.3% of the notes. However, there are additional conditions to the consummation of the amended exchange offer that may not be satisfied by the expiration date.

        The Company has reached an agreement with the holders of its 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, the Company will exchange new 12 1/2% junior subordinated notes due November 1, 2007, for the existing 14% junior subordinated notes. The accrued interest on the 14% junior subordinated notes for the period November 1, 1999, through the day before the restructuring is consummated, which will total $202,000 assuming the restructuring is consummated on April 8, 2003, will be converted into shares of the Company's common stock at a price of $2.27 per share. Interest on the 12 1/2% junior subordinated notes will accrue from the date the restructuring is consummated, and will be payable on each May 1, August 1, November 1, and February 1. Each $1,000 principal amount of 12 1/2% junior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through November 1, 2007. If the restructuring is completed, the Company also will pay a participation fee of 3% of the principal amount of 14% junior subordinated notes.

        On April 30, 2002, the maturity date of the senior, unsecured note, the holder of the note rejected the Company's proposal for a restructuring and the Company's request for a three-month extension. The Company did not pay the principal, in the amount of $7,500,000, and interest, in the amount of $78,000, on April 30, 2002, and the Company has not made any payments on the note since that date. If the other aspects of the financial restructuring program are completed, the Company has proposed to repurchase the senior, unsecured note for $5,550,000, plus interest from November 1, 2002, to the date the amended exchange offer is consummated, at the prime rate. The Company's senior, secured lenders and the holders of the junior subordinated notes have waived the cross-default provisions with respect to the default on the senior, unsecured note through April 4, 2003 and May 1, 2003, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company is currently in discussions with several lenders regarding a refinancing of its senior, secured credit facilities.

        The Company can give no assurance that it will be able to consummate the amended exchange offer, restructure the senior, unsecured note, or refinance its senior, secured financing arrangements on satisfactory terms. If the Company is unable to do so, it may file a petition under the federal bankruptcy code in order to carry out a debt restructuring plan on terms substantially similar to those discussed above or on other terms. Although the Company believes that such a restructuring could be accomplished without material disruption to its operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on the Company's operations and financial position.

NOTE 2 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

        At December 31, 2002 and 2001, other current assets included $2,092,000 and $1,728,000, respectively, of tooling manufactured or purchased by the Company pursuant to purchase orders issued by customers of the Company. Upon customer approval of the components produced by such tooling, which normally takes less than 90 days, the customer is obligated to pay for the tooling in accordance with previously agreed-upon terms.

NOTE 3 -- OTHER NONCURRENT ASSETS

        The Company has paid for a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce components under long-term supply arrangements. The payments have been recorded as a noncurrent asset and are being amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 2002 and 2001, other noncurrent assets included $991,000 and $1,094,000, respectively, representing the unamortized portion of such capitalized payments. During 2002, 2001, and 2000, the Company amortized $791,000, $836,000, and $1,090,000, respectively, of such capitalized payments.

NOTE 4 -- ACCRUED EXPENSES, EXCLUDING INTEREST EXPENSE

        Accrued expenses, excluding interest expense, at December 31, 2002 and 2001, are summarized below (dollar amounts in thousands):

                                                         DECEMBER 31
                                                    ----------------------
                                                     2002           2001
                                                     ----           ----
Employee fringe benefits                             $3,682        $3,432
Salaries and wages                                    1,031           684
Taxes                                                   665           610
Other                                                   878         1,122
                                                     ------        ------

                                                     $6,256        $5,848
                                                     ======        ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- DEBT

        Debt at December 31, 2002 and 2001, is set forth below (dollar amounts in thousands):


                                                         DECEMBER 31
                                                     ---------------------
                                                       2002         2001
                                                       ----         ----
         Short-term debt:
              Revolving line of credit              $ 15,435      $ 16,185
              Secured, amortizing term notes          18,971        26,350
              Senior unsecured note                    7,500         7,500
              Senior subordinated notes               27,412        27,412
              Junior subordinated notes                  347           347
                                                    --------      --------
                  Subtotal                            69,665        77,794
              Current portion of long-term debt        1,467         2,617
                                                    --------      --------

                  Total short-term debt             $ 71,132      $ 80,411
                                                    --------      --------

         Long-term debt:
              12% secured term note                 $  1,119      $  1,336
              Unsecured, amortizing term notes           643         2,868
              Other                                      822           413
                                                    --------      --------
                                                       2,584         4,617
              Less current portion                    (1,467)       (2,617)
                                                    --------      --------

                  Total long-term debt              $  1,117      $  2,000
                                                    --------      --------

                       Total Debt                   $ 72,249      $ 82,411
                                                    ========      ========

        REVOLVING LINE OF CREDIT

        The Company's revolving line of credit is currently scheduled to expire on April 4, 2003. The Company intends to replace the revolving line of credit with a revolving line of credit provided by a new lender or to negotiate an extension of the April 4, 2003, expiration date with its existing lender. The Company can give no assurance that it will be able to replace or extend the revolving line of credit.

        At December 31, 2002, availability under the revolving line of credit totaled $2,094,000, before outstanding checks of $971,000 were deducted. At December 31, 2002, loans outstanding under the revolving line of credit accrued interest at one percent over the prime rate. At December 31, 2002, 2001, and 2000, the weighted-average interest rates on borrowings under the revolving line of credit were 5.25%, 4.49%, and 9.24%, respectively

        The loans outstanding under the Company's revolving line of credit are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc., a subsidiary of the Company.

        The lenders providing loans under the Company's revolving line of credit have waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through April 4, 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        SECURED, AMORTIZING TERM NOTES

        Secured, amortizing term loans outstanding at December 31, 2002 and 2001, are set forth below (dollar amounts in thousands):

                                                                                               DECEMBER 31
                                                                                      ------------------------------
                                                                                         2002            2001
                                                                                         ----            ----
Term notes payable in equal monthly principal installments based on a 180-month amortization schedule, final maturities in 2003, prime rate
  plus  3/4% (5.0% at December 31, 2002)                                              $ 1,988          $ 2,221
Term notes payable in equal monthly principal installments, final maturities
  in 2002, LIBOR plus 2 3/4%                                                               --              344
Term note payable in equal monthly principal installments based on a
  180-month amortization schedule, final maturity in 2003, prime rate
  plus  3/4% (5.0% at December 31, 2002)                                                  978            1,084
Term note payable in equal monthly principal installments based on a
  180-month amortization schedule, final maturity in 2003, prime rate
  plus  3/4% (5.0% at December 31, 2002)                                                1,927            2,128
Term notes payable in equal monthly principal installments, final maturity
  in 2002, prime rate and LIBOR plus 2 1/2%                                                -- (1)          305 (1)
Term note, payable in equal monthly principal installments, final maturity
  in 2003, prime rate (4.25% at December 31, 2002)                                         45              227
Term notes payable in equal monthly principal installments, final maturity
  in 2003, prime rate plus one percent (5.25% at December 31, 2002)                        10 (1)          131 (1)
Term note payable in equal monthly principal installments, final maturity
  in 2003, LIBOR plus 2 3/4% (4.18% at December 31, 2002)                                 107              427
Term notes payable in equal monthly principal installments, final maturity
  in 2004, LIBOR plus 2 3/4% (4.13% at December 31, 2002)                                 476              810
Term note payable in equal monthly principal installments, final maturity
  in 2004, prime rate and LIBOR plus 2 1/2% (4.0% at December 31, 2002)                   386              657
Term notes payable in equal monthly principal installments, final maturity
  in 2004, prime rate plus one percent (5.25% at December 31, 2002)                     3,846 (1)        6,325 (1)
Term note payable in equal monthly principal installments, final maturity
  in 2005, LIBOR plus 2 1/2% (3.88% at December 31, 2002)                                 579              802
Term note payable in equal monthly principal installments, final maturity
  in 2005, prime rate plus one percent (5.25% at December 31, 2002)                       609 (1)          852 (1)
Term note payable in equal monthly principal installments, final maturity
  in 2006, prime rate (4.25% at December 31, 2002)                                        270              352
Term notes payable in equal monthly principal installments, final maturity
  in 2006, prime rate plus one percent (5.25% at December 31, 2002)                     4,847 (1)        6,086 (1)
Term notes payable in equal monthly principal installments, final maturity
  in 2007, prime rate plus one percent (5.25% at December 31, 2002)                     2,903 (1)        3,599 (1)
                                                                                      -------          -------

                                                                                      $18,971          $26,350
                                                                                      =======          =======


(1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term note. The revolving line of credit is currently scheduled to expire on April 4, 2003.

        At December 31, 2002 and 2001, the scheduled principal payments on the secured, amortizing term notes that were payable within one year totaled $11,122,000 and $12,728,000, respectively. In

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition, the portions of the secured, amortizing term notes that are due more than one year after the date of the consolidated financial statements were classified as short-term debt because the Company's lenders had granted waivers, for a period of less than one year, of the cross-default provisions of such term notes with respect to the default on the senior subordinated notes or because the revolving line of credit was scheduled to expire in less than one year.

        The secured, amortizing term notes are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc.

        SENIOR UNSECURED NOTE

        The senior, unsecured note, which matured on April 30, 2002, is senior in right of payment to the senior subordinated notes and the junior subordinated notes. The senior, unsecured note bore interest at 10 1/2% per annum until August 1, 2000, when the effective interest rate increased to 12 1/2%. The Company has not paid the principal of the note, and, since April 1, 2002, the Company has not made any interest payments on the senior, unsecured note. At December 31, 2002, the accrued and unpaid interest on the senior, unsecured note totaled $703,000.

        SENIOR SUBORDINATED NOTES

        The senior subordinated notes, which matured on February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future secured debt and to the payment of the senior, unsecured note. The senior subordinated notes currently accrue interest at 12 3/4% per annum. On February 1, 2000, the Company did not make the payments of interest and principal then due on the senior subordinated notes in the amounts of $1,748,000 and $27,412,000, respectively, and the Company has not made any payments on the senior subordinated notes since that date. At
December 31, 2002, the accrued and unpaid interest on the senior subordinated notes totaled $11,941,000. For a more detailed discussion of the status of the senior subordinated notes, refer to Note 1.

        JUNIOR SUBORDINATED NOTES

        The junior subordinated convertible notes and the junior subordinated nonconvertible notes are unsecured obligations of the Company. The $1,000,000 principal amount of junior subordinated convertible notes were converted into 440,000 shares of common stock on February 1, 2000. The junior subordinated nonconvertible notes are due on May 1, 2003, and are subordinated in right of payment to all existing and future secured debt of the Company, the senior, unsecured note, and the senior subordinated notes. The junior subordinated notes currently bear interest at 14% per annum. The holders of the junior subordinated notes have deferred until May 1, 2003, the interest payments that were due on or after February 1, 2000, and have waived their cross-default provisions with respect to the default on the senior, unsecured note and the senior subordinated notes. At December 31, 2002, the accrued and unpaid interest on the junior subordinated convertible and nonconvertible notes totaled $189,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        12% SECURED TERM NOTE

        The 12% secured term note is payable in sixty equal, monthly installments of principal and interest that commenced on November 30, 2001. The 12% secured term note has no cross-default provision with respect to the default on the senior subordinated notes or the senior, unsecured note.

        UNSECURED, AMORTIZING TERM NOTES

        The unsecured, amortizing term notes mature in 2003, and are a series of notes that are payable in seventeen equal monthly principal installments, with interest at the prime rate in effect on the date each note was issued. At December 31, 2002, the weighted average interest rate on the notes was 5.6%.

        NON-CASH INVESTING AND FINANCING ACTIVITIES

        During 2002, the Company purchased equipment under capitalized lease obligations in the amount of $365,000 and obtained seller-provided financing for the purchase of equipment in the aggregate amount of $247,000.

        LETTERS OF CREDIT

        At December 31, 2002 and 2001, the Company had outstanding irrevocable letters of credit totaling $1,341,000 and $1,238,000, respectively. The letters of credit guaranteed certain payments that may be required under the Company's self-insured workers' compensation program.

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

        From time to time, the Company's lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in its various note agreements in order to maintain or otherwise ensure the Company's current or future compliance. During 2002, covenants requiring minimum levels of working capital were eliminated from three of the Company's financing agreements, and, during 2003, the Company's noncompliance with the net worth covenant under one of its loan agreements was waived. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their note agreements to be due and payable. For a more detailed discussion of recent amendments to and waivers under the Company's various note agreements, refer to Note 1.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company believes that, at December 31, 2002, the fair values of the secured, amortizing term loans and the loans outstanding under the revolving line of credit approximated the principal amounts of such loans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Since January 1, 2000, the Company is unaware of any trading activity in the senior subordinated notes. The Company has no basis to express an opinion as to the fair market value of the senior subordinated notes or the junior subordinated notes. If the other aspects of the Company's financial restructuring plan are completed, the Company expects to repurchase the senior, unsecured note for $5,550,000, plus interest from November 1, 2002, to the date the Company purchases the senior, unsecured note, at the prime rate.

        FINANCIAL LEVERAGE AND LIQUIDITY

        The Company is in default in the payment of its senior subordinated notes and its senior, unsecured note, which have outstanding principal amounts of $27,412,000 and $7,500,000, respectively, and accrued interest, as of December 31, 2002, of $11,941,000 and $703,000, respectively. In addition, the revolving line of credit is currently scheduled to expire on April 4, 2003, the Company has $643,000 of unsecured, amortizing term notes and $347,000 of junior subordinated notes that are scheduled to mature during 2003, and the Company has $11,122,000 of scheduled principal payments on its secured, amortizing term notes during 2003. The Company currently estimates that, at existing contractual and market rates, the interest expense on all of its debt during 2003 will be approximately $7,000,000. Interest paid during 2002, 2001, and 2000 totaled $2,663,000, $4,838,000, and $6,214,000, respectively.

NOTE 6 -- PREFERRED STOCK

        SERIES B PREFERRED STOCK

        At December 31, 2000, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100 per share. Each share of series B preferred stock is (1) entitled to one vote,
(2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of series B preferred stock annually. The Company failed to make the scheduled redemption on each of November 30, 2000, 2001, and 2002, as discussed in more detail below. All of the outstanding series B preferred stock is scheduled to be redeemed during the years 2003 through 2007. For accounting purposes, when series B preferred stock is redeemed, the series B preferred stock account is reduced by the $100 par value of each share redeemed, and paid-in-capital is charged for the $100 excess of redemption value over par value of each share redeemed. Under the terms of the series B preferred stock, the Company may not declare any cash dividends on its common stock if there exists a dividend arrearage on the series B preferred stock.

        Because the Company is in default in the payment of its senior, unsecured note and its senior subordinated notes, the Company is prohibited from making any dividend payments on or redemptions of the series B preferred stock until it cures the payment defaults. At December 31, 2002, the Company was in arrears in the payment of twelve dividends on the series B preferred stock in the aggregate amount of $79,000 and in the redemption of 1,350 shares of series B preferred stock in the amount of $270,000.

        OTHER AUTHORIZED PREFERRED STOCK

        The Company's restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% cumulative convertible preferred stock, series A, par value $100 per share. No shares of series A preferred stock have been issued.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company's restated certificate of incorporation also provides that the Company is authorized to issue 2,500,000 shares of other preferred stock having a par value of $1 per share. No shares of $1 par value preferred stock have been issued.

NOTE 7 -- COMMON STOCK

        COMMON STOCK, $.25 PAR VALUE

        At December 31, 2002, 2001, and 2000, there were 4,828,036 shares of the Company's common stock outstanding, and 48,889 shares were reserved for issuance on the conversion of the series B preferred stock.

        In January 2000, the Company awarded to key employees of the Company, under a restricted stock award plan, 125,000 shares of common stock, of which 85,915 represented treasury shares and 39,085 shares represented authorized but previously unissued shares.

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

        RESTRICTED STOCK AWARD PLAN

        The Company had a restricted stock award plan that permitted it to award restricted shares of common stock to officers and other key employees. In January 2000, the Company awarded 125,000 shares of restricted common stock to key employees of the Company. Under the terms of the restricted stock award plan, the restricted shares vest over the five-year period following the date of grant. The individuals who received restricted shares are entitled to receive cash dividends (if any) and to vote their unvested shares. During 2001, no shares of restricted common stock were awarded. The restricted stock award plan expired on December 31, 2001.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

        RETIREMENT AND SAVINGS PLAN

        The Company maintains a retirement and savings plan pursuant to Section 401 of the Internal Revenue Code (a "401(k)" plan). All employees of the Company are entitled to participate in the 401(k) plan after meeting the eligibility requirements. Effective January 1, 2003, employees may generally contribute up to 60% of their annual compensation but not more than prescribed dollar amounts established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee's compensation, are matched 50% by the Company. During 2002, 2001, and 2000, matching contributions made by the Company totaled $591,000, $637,000, and $696,000, respectively. Company contributions to the 401(k) plan vest at a rate of 20% per year commencing in the participant's second year of service until the participant becomes fully vested after six years of service.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        INCENTIVE COMPENSATION PLAN

        The Company has an incentive compensation plan that provides for the payment of annual cash bonus awards to certain officers and key employees of the Company. The Compensation Committee of the Company's Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the incentive compensation plan and approves the cash bonus awards. Bonus awards for eligible divisional employees are typically based upon the attainment of predetermined targets for earnings before interest, taxes, depreciation, and amortization (EBITDA) at each division. Bonus awards for corporate officers are typically based upon the attainment of predetermined consolidated EBITDA targets. The consolidated financial statements included provisions for bonuses totaling $623,000, $243,000, and $349,000 for 2002, 2001, and 2000, respectively.

        POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company maintains programs to fund certain costs related to a prescription drug card program for retirees of one of its former divisions and to fund insurance premiums for certain retirees of one of its divisions. At December 31, 2002, the Company's accumulated postretirement benefit obligation totaled $411,000. Prior to January 1, 2003, the Company amortized its transition obligation over the remaining life expectancy of the participants, which equated to an annual rate of $57,000. Effective January 1, 2003, the Company revised the life expectancy of the participants in the prescription drug program and, as a result, the Company will begin to amortize its unamortized transition obligation at the rate of $23,000 per year during 2003.

        A reconciliation of the changes in the Company's post-retirement obligations at December 31, 2002 and 2001, is set forth below (dollar amounts in thousands):

                                                                                    DECEMBER 31
                                                                              -----------------------
                                                                               2002            2001

          Accumulated postretirement benefit obligation at
            beginning of year                                                  $ 413           $ 361
          Interest cost                                                           28              26
          Benefits paid                                                          (47)            (55)
          Actuarial loss                                                          17              81
                                                                               -----           -----
               Accumulated postretirement benefit obligation at
                end of year                                                      411             413
          Plan assets at fair market value                                        --              --
                                                                               -----           -----
               Unfunded accumulated postretirement benefit obligation
                at end of year                                                   411             413
          Unrecognized transition obligation                                    (122)           (179)
          Unrecognized net gain                                                    2              23
                                                                               -----           -----

               Accrued benefit cost                                            $ 291           $ 257
                                                                               =====           =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Net annual postretirement benefit costs for 2002, 2001, and 2000, are summarized below (dollar amounts in thousands):

                                                                             YEARS ENDED DECEMBER 31
                                                                         -------------------------------
                                                                         2002          2001         2000
                                                                         ----          ----         ----
          Service cost                                                    $--          $--          $--
          Interest cost                                                    28           26           23
          Net amortization and deferral                                    54           48           33
                                                                          ---          ---          ---

                Net annual postretirement benefit cost                    $82          $74          $56
                                                                          ===          ===          ===


        The weighted-average annual rate of increase in the per capita cost of covered benefits for the prescription drug card program is assumed to be 11% in 2002 and is projected to decrease gradually thereafter until it reaches 5% in 2011. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company's program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in health care costs. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 2002 and 2001, was 7.25%.

NOTE 9 -- INCOME TAXES

        The components of the provisions for income taxes related to operations in 2002, 2001, and 2000, are set forth below (dollar amounts in thousands):

                                                                              YEARS ENDED DECEMBER 31
                                                                          ---------------------------------
                                                                           2002         2001         2000
                                                                           ----         ----         ----
                   Current:
                        Federal                                           $(643)       $  --         $(214)
                        State                                               105           80            53
                                                                          -----        -----         -----
                                                                           (538)          80          (161)
                   Deferred:
                        Federal                                              --           --            --
                                                                          -----        -----         -----

                   Income tax provision (benefit)                         $(538)       $  80         $(161)
                                                                          =====        =====         =====


        The income tax benefit recorded during 2002 results from a refund of alternative minimum taxes, currently estimated to be approximately $643,000, which were paid in earlier periods, offset, in part, by state income tax expense. During 2002, we received $148,000 of the alternative minimum tax refund and we currently anticipate that the balance of $495,000 will be refunded to us during 2003.

        During 2000, the income tax benefit consisted primarily of the refund of federal income tax expensed in a prior period.

        Excluding the receipt of refunds of prior years' income taxes, income taxes paid during 2002, 2001, and 2000 totaled $80,000, $125,000, and $113,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The difference between the Company's income tax provision (benefit) in 2002, 2001, and 2000 and the income taxes that would have been payable at the federal statutory rate is reconciled as follows (dollar amounts in thousands):

                                                                            YEARS ENDED DECEMBER 31
                                                                 --------------------------------------------
                                                                  2002               2001              2000
                                                                  ----               ----              ----
             Federal statutory income tax provision              $  (719)          $  (704)          $(1,108)
             Change in valuation allowance                            69               588               963
             Amortization of nondeductible goodwill                   --               107               107
             State income taxes, net of federal benefit               78                53                57
             Adjustment of prior year's tax                           --                --              (214)
             Other                                                    34                36                34
                                                                 -------           -------           -------

                 Income tax provision (benefit)                  $  (538)          $    80           $  (161)
                                                                 =======           =======           =======

        The following table sets forth the deferred tax assets and the deferred tax liabilities of the Company at December 31, 2002 and 2001 (dollar amounts in thousands):

                                                                          DECEMBER 31
                                                                 ---------------------------
                                                                  2002                 2001
                                                                 ------               ------
Deferred tax assets:
     Net operating losses and tax credit carryforwards:
         Federal net operating losses                            $  5,934           $  5,031
         State net operating losses                                 1,779              1,787
         Federal alternative minimum taxes                            864              1,552
         Investment tax credit                                        100                100
         Other tax credit                                              81                 81
                                                                 --------           --------
              Total tax carryforwards                               8,758              8,551
     Deductible temporary differences:
         Impairment of long-lived assets                              693                696
         Asset loss reserves                                          414                341
         Tax inventory over book                                      305                498
         Deferred compensation liabilities                             31                 36
         Vacation accruals                                            318                341
         Other accruals                                               231                261
         Deferred financing costs and other                            27                 27
                                                                 --------           --------
              Total deferred tax assets                            10,777             10,751
     Valuation allowance                                           (6,785)            (6,716)
                                                                 --------           --------
              Net deferred tax assets                               3,992              4,035
Deferred tax liabilities:
     Tax over book depreciation                                     3,992              3,602
     Unrealized gain on marketable securities                          --                433
                                                                 --------           --------

              Net deferred taxes                                 $     --           $     --
                                                                 ========           ========


        During 2002, the Company's valuation allowance increased by $69,000, primarily due to the net loss incurred by the Company during 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of $17,454,000, which expire in the years 2005 through 2017 and alternative minimum tax credits of $864,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitations.

NOTE 10 -- SEGMENTS

        DESCRIPTION OF SEGMENTS AND PRODUCTS

        The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group produces seals used in automotive wiring systems, insulators for automotive ignition wire sets, and components for medical devices. The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars for sale primarily to automotive suppliers and industrial equipment manufacturers. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States. At December 31, 2002, approximately 26% of the Company's employees were subject to collective bargaining agreements that expire in 2004.

        MEASUREMENT OF SEGMENT PROFIT OR LOSS

        The Company evaluates performance based upon several measures, including income from operations and earnings before interest, taxes, depreciation, and amortization, which is frequently referred to as EBITDA. The Company's definition of EBITDA may not be the same as the definition of EBITDA used by other companies. EBITDA is not a measure of performance under accounting principles generally accepted in the United States. While EBITDA should not be considered in isolation or used as a substitute for net income, cash flows from operating activities, or other operating or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States. EBITDA is used by investors, as well as the Company's management, to evaluate the Company's financial performance, including its ability to incur and to service debt.

        The accounting policies of the Company's operating segments are the same as those described in Note 1, "Summary of Significant Accounting Policies," except that debt, deferred financing expenses, interest expense, and income tax expense are recorded at the Corporate Office. Corporate Office expenses that are not considered direct expenses of the Rubber Group or the Metals Group are not allocated to those segments for purposes of evaluating operating performance.

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

        INDUSTRY CONCENTRATION; RELIANCE ON LARGE CUSTOMERS AND CREDIT RISK

        During 2002, 2001, and 2000, net sales to customers in the automotive industry totaled $108,752,000, $107,818,000, and $119,572,000, respectively, which represented 87.1%, 85.4%, and 86.4%, respectively, of the Company's net sales. At December 31, 2002 and 2001, accounts receivable from automotive customers totaled $15,205,000 and $17,646,000, respectively. The Company operates primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sudden and an adverse affect on the operating results and financial condition of our customers, and, in turn, the collectibility of the Company's accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of customer financial statements, and discussions with customer management as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations of the financial condition of the Company's customers. The Company generally does not require collateral from its customers to support the extension of trade credit. At December 31, 2002 and 2001, the Company had reserves for credit losses of $662,000 and $669,000, respectively.

        During the fourth quarter of 2001, two automotive customers of the Company filed petitions for protection from creditors under Chapter 11 of the federal bankruptcy code. The unpaid, outstanding pre-petition accounts receivable from the two customers as of December 31, 2001, totaled $1,068,000. During 2002, one these companies who was indebted to us in the amount of $727,000 on the date of their filing under Chapter 11 of the Federal Bankruptcy Code, paid us $679,000 in full settlement of all claims.

        During 2002, 2001, and 2000, the Company's net sales to Delphi Corporation, totaled $25,181,000, $24,388,000, and $28,782,000. Sales to Delphi
in 2002, 2001, and 2000, represented 20.2%, 19.3%, and 20.8%, respectively, of the Company's net sales and 25.1%, 25.8%, and 27.3%, respectively, of the Rubber Group's net sales. As of December 31, 2002, 2001, and 2000, accounts receivable due from Delphi represented 25.3%, 22.7%, and 25.8% of the Company's total trade receivable balances. No other customer accounted for more than 10% of the Company's net sales during 2002, 2001, or 2000. In 2002, the three largest customers of the Rubber Group, including Delphi, accounted for 45.6% of the Rubber Group's net sales and, as of December 31, 2002, 51.8% of the Company's total trade receivable balances. In 2002, the three largest customers of the Metals Group accounted for 57.3% of the Metals Group's net sales and, as of December 31, 2002, 43.6% of the Company's total trade receivable balances. Loss of a significant amount of business from Delphi or any of the Company's other large customers would have a material adverse effect on the Company if such business were not substantially replaced by additional business from existing or new customers.

        Most of the connector seals that the Company sells to Delphi are subject to an agreement that expires on December 31, 2004. Under the terms of that agreement, the Company provided Delphi with significant price reductions effective July 16, 2001, with further price reductions in each of the years covered by the agreement. The price reductions granted to Delphi on July 16, 2001, reduced net sales during 2002 and 2001 by $4,366,000 and $2,588,000, respectively.

        CORPORATE OFFICE

        The net loss from operations at the Corporate Office consists primarily of general administrative expenses that are not a result of any activity carried on by either the Rubber Group or the Metals Group. Corporate Office expenses include the compensation and benefits of the Company's executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, and certain insurance expenses. Assets of the Corporate Office include primarily cash, marketable securities, certain prepaid expenses and other miscellaneous current assets, deferred tax assets, and deferred financing expenses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SEGMENT FINANCIAL DATA

        Information relating to the Company's operating segments and the Corporate Office for 2002, 2001, and 2000 is summarized below (dollar amounts in thousands):

                                                                        YEARS ENDED DECEMBER 31
                                                           -------------------------------------------------
                                                             2002                 2001               2000
                                                             ----                 ----               ----
     NET SALES:
         Rubber Group                                      $  98,880           $  91,532           $ 102,171
         Metals Group                                         25,972              34,670              36,131
                                                           ---------           ---------           ---------
              Total net sales                              $ 124,852           $ 126,202           $ 138,302
                                                           =========           =========           =========

     INCOME (LOSS) FROM OPERATIONS (1):
         Rubber Group                                      $  10,765           $  10,389           $  10,484
         Metals Group                                         (3,434)             (3,070)             (1,586)
                                                           ---------           ---------           ---------
              Subtotal                                         7,331               7,319               8,898
         Corporate Office                                     (2,464)               (856)             (2,245)
                                                           ---------           ---------           ---------
              Total income from operations                 $   4,867           $   6,463           $   6,653
                                                           =========           =========           =========

     DEPRECIATION AND AMORTIZATION (2):
         Rubber Group                                      $   7,786           $   8,484           $   8,554
         Metals Group                                          4,026               4,531               4,849
                                                           ---------           ---------           ---------
              Subtotal                                        11,812              13,015              13,403
         Corporate Office                                         53                  88                  87
                                                           ---------           ---------           ---------
              Total depreciation and amortization          $  11,865           $  13,103           $  13,490
                                                           =========           =========           =========

     CAPITAL EXPENDITURES (3):
         Rubber Group                                      $   3,690           $   5,116           $  10,355
         Metals Group                                          1,536               1,281               3,580
                                                           ---------           ---------           ---------
              Subtotal                                         5,226               6,397              13,935
         Corporate Office                                          4                  11                   1
                                                           ---------           ---------           ---------
              Total capital expenditures                   $   5,230           $   6,408           $  13,936
                                                           =========           =========           =========

     ASSETS:
         Rubber Group                                      $  64,439           $  68,823           $  71,549
         Metals Group                                         22,454              27,287              35,905
                                                           ---------           ---------           ---------
              Subtotal                                        86,893              96,110             107,454
         Corporate Office                                      5,252               3,767               2,835
                                                           ---------           ---------           ---------
              Total assets                                 $  92,145           $  99,877           $ 110,289
                                                           =========           =========           =========


(1) During 2002, the loss from operations at the Metals Group includes costs of $609,000 incurred to close the Group's metal machining facility in Arizona, and $1,290,000 of other losses related to the Arizona facility. During 2001, the loss from operations at the Metals Group includes a provision for asset impairment of $2,047,000, related to the planned closure of the Arizona facility. During 2001, the loss from operations at the Corporate Office was reduced by $1,274,000 as a result of the demutualization of an insurance company.

(2) Excludes amortization of deferred financing expenses, which totaled $440,000, $192,000, and $216,000, during 2002, 2001, and 2000, respectively, and which is included in interest expense in the consolidated financial statements.

(3) Capital expenditures for 2002 includes $365,000 of equipment purchased under capitalized lease obligations and $247,000 of equipment obtained with seller-provided financing. Capital expenditures for 2001, includes $327,000 of equipment purchased under capitalized lease obligations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -- NET INCOME OR LOSS PER COMMON SHARE

        The calculations of basic and diluted net income or loss per common share for 2002, 2001, and 2000, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's $8 cumulative convertible preferred stock, series B, was not dilutive. During 2000, the pro forma conversion of the Company's 14% junior subordinated convertible notes, prior to their conversion into 440,000 shares of the Company's common stock on February 1, 2000, was not dilutive. As a result, the calculation of diluted net income or loss per common share set forth below do not reflect pro forma conversion of the series B preferred stock or the 14% junior subordinated convertible notes.

        For purposes of the earnings per share calculation, earnings are reduced by (1) preferred stock dividends and (2) the amount by which payments made to redeem preferred stock exceeded the par value of such shares. During 2002, 2001, and 2000, the Company did not pay any dividends on, or redeem any shares of, the series B preferred stock. The Company's failure to pay dividends on the series B preferred stock, or to redeem shares of series B preferred stock during 2002, 2001, and 2000 reduced the Company's net loss per share by one cent per share during each year.

                                                                                  YEARS ENDED DECEMBER 31
                                                                              -------------------------------
                                                                                 2002       2001       2000
                                                                                 ----       ----       ----
         Numerator -- income (loss) applicable to commonstockholders           $(1,567)   $(2,151)   $ (3,099)
                                                                               =======    ========   ========

         Denominator -- weighted average common shares                          4,828       4,828       4,781
                                                                               =======    =======    ========

         Basic and diluted net income (loss) applicable to common
         stockholders                                                          $(0.32)    $ (0.45)   $ (0.65)
                                                                               =======    =======    ========


NOTE 12 -- COMMITMENTS AND CONTINGENCIES

        PURCHASE COMMITMENTS

        At December 31, 2002, the Company had outstanding commitments to purchase equipment of $1,019,000.

        LEASES

        The Company is lessee under various operating leases relating to storage and office space, temporary office units, and equipment. Total rent expense under operating leases aggregated $436,000, $410,000, and $400,000 for 2002, 2001, and 2000, respectively. At December 31, 2002, future minimum lease commitments under noncancelable operating leases totaled $258,000, $149,000, $116,000, and $65,000 for 2003, 2004, 2005, and 2006, respectively. Commitments subsequent to 2006 are not significant.

        LEGAL ACTIONS

        The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. It is the Company's policy to record accruals for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 13 -- RELATED PARTIES

        The Chairman of the Board and the President of the Company are the two largest holders of the Company's common stock. They are also the holders of the junior subordinated notes, and, together with affiliates, the holders of $1,500,000 principal amount of the senior subordinated notes. In February 2000, the Chairman of the Board and the President of the Company converted the junior subordinated convertible notes in the principal amount of $1,000,000 into 440,000 shares of common stock.

        The Chairman of the Board and the President of the Company are partners of an investment banking firm that is retained by the Company to provide management and investment banking services. The annual fee for such services has been set at $500,000 for 2003. Additionally, the firm may receive incentive compensation tied to the Company's operating performance and other compensation for specific transactions completed by the Company with the assistance of the firm. The Company also has agreed to reimburse the firm for certain expenses. During each of 2002, 2001, and 2000, the Company paid the firm fees of $500,000. During 2002, 2001, and 2000, the Company reimbursed the firm for expenses of $196,000, $223,000, and $269,000, respectively.

NOTE 14 -- PLANT CLOSURES - ASSET IMPAIRMENT CHARGE

        During the fourth quarter of 2001, the Company was notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, the customer purchased $5,937,000 of machined metal components that were manufactured primarily at the Metals Group's Arizona facility. As a result of the reduction in sales at the Arizona facility, we closed the facility in 2002 and recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair market value the carrying value of the Arizona facility's land and building and certain metal machining equipment idled by the loss of this business. The Company's estimate of fair value was based on appraisals of the assets. The idled assets are currently classified in property, plant, and equipment and are being depreciated at the rate of $17,000 per month. These assets will be reclassified as assets held for sale if and when they meet the criteria set forth in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which we adopted on January 1, 2002. At
December 31, 2002, the book value of the assets remaining to be

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disposed of at the Arizona facility totaled $1,937,000, which includes $1,737,000 for the land and building and $200,000 for equipment. The cost to hold the building and the remaining equipment is projected to total approximately $465,000 per annum, which includes approximately $265,000 for building maintenance, property taxes, insurance, and security services and $200,000 for depreciation expense.

         The following table sets forth certain operating data of the Arizona facility for 2002 and 2001 (dollar amounts in thousands):

                                                                                YEAR ENDED
                                                                                DECEMBER 31
                                                                          ---------------------
                                                                            2002         2001
                                                                            ----         ----

               Net sales                                                   $   332      $ 8,954
                                                                           =======      =======

               Operating loss before nonrecurring charges                  $(1,290)     $  (523)
                                                                           -------      -------

               Nonrecurring charges:
                    Plant closure costs:
                        Severance and other employee termination costs         246           --
                        Asset relocation costs                                 209           --
                        Other costs                                            154           --
                                                                           -------      -------
                             Subtotal                                          609           --

                    Impairment of long-lived assets                             --        2,047
                                                                           -------      -------
                                                                               609        2,047
                                                                           -------      -------

               Operating loss                                              $(1,899)     $(2,570)
                                                                           =======      =======

               Depreciation included in facility's operating loss          $   527      $ 1,658
                                                                           =======      =======

        During 2002, operating losses other than plant closure costs resulted primarily from the underabsorption of operating costs incurred due to minimal sales and poor operating efficiencies while the facility was being shut down, and, to a lesser extent, from the cost of maintaining, insuring, protecting, and depreciating the building and the remaining equipment in the facility.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly financial data for the eight quarters ended December 31, 2002, is set forth below (dollar amounts in thousands, except per share amounts).

                                         QUARTERS ENDED 2002                                QUARTERS ENDED 2001
                           ------------------------------------------------   ---------------------------------------------
                            MAR. 31      JUNE 30    SEPT. 30     DEC. 31       MAR. 31     JUNE 30     SEPT. 30     DEC. 31
                            -------      -------    --------     --------      -------     -------     --------     -------
   Net sales               $  30,244    $ 32,996    $ 32,342    $ 29,270      $ 32,968     $ 33,831    $ 30,070    $ 29,333
   Gross profit                2,968       4,640       4,212       2,314         4,419        5,638       3,745       3,345
   Net income
   (loss)                     (1,626)        207         227        (375)         (381)         755        (532)     (1,993)

 Per share data:
   Basic and
   diluted net income
   (loss) applicable to
   common stockholders     $   (0.34)   $   0.04    $   0.05    $  (0.08)     $  (0.08)    $   0.16    $  (0.11)   $  (0.41)

        Results of operations for the first quarter of 2002 included a pre-tax charge of $522,000, or $0.11 per share, for costs incurred to close the Company's facility in Casa Grande, Arizona. Results of operations for the fourth quarter of 2002 included a pre-tax gain of $248,000, or $0.05 per share, resulting from the sale of marketable securities. Results of operations for the fourth quarter of 2001 included (1) a pre-tax gain of $1,274,000, or 26 cents per share, resulting from the demutualization of an insurance company and (2) a pre-tax loss of $2,047,000, or 42 cents per share, resulting from a provision for asset impairment. For additional information see Note 14.

NOTE 16 -- INCOME FROM INSURANCE COMPANY DEMUTUALIZATION

        During December 2001, a mutual insurance company, Principal Mutual Holding Company, underwent a demutualization and converted to a stock company, Principal Financial Group, Inc. (Principal). The Company was a member of the mutual insurance company as a policyholder and received 53,103 shares of common stock of Principal as a result of the demutualization. In accordance with Financial Accounting Standards Board Emerging Issue Task Force Bulletin 99-4, "Accounting For Stock Received from the Demutualization of a Mutual Insurance Company," on December 31, 2001, the Company recorded these shares at fair value of $1,274,000 by using the published closing price for the stock on that date. The income resulting from the demutualization and the receipt of common stock is presented in the Company's consolidated statement of operations for 2001 as a separate line item. During the fourth quarter of 2002, the Company sold all 53,103 shares of its Principal common stock and realized a pre-tax gain of $248,000.

NOTE 17 -- GOODWILL

        On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

standard, among other things, prohibits the amortization of goodwill and other intangible assets with indefinite useful lives, and requires that goodwill be reviewed for impairment at least annually and written down to fair value if found to be impaired. Prior to the adoption of FAS No. 142, goodwill was amortized over forty years.

        At December 31, 2002, there was $7,831,000 of unamortized goodwill recorded as an asset in the Company's consolidated balance sheet, including $7,624,000 related to the Rubber Group and $207,000 related to the Metals Group. The Company has determined that its goodwill is not impaired.

        The following table shows the pro forma effect on net income and net income per share for 2002, 2001, and 2000, if FAS 142 had been effective for those periods and goodwill had not been amortized.

                                                                    YEARS ENDED DECEMBER 31
                                                            ---------------------------------------
                                                              2002           2001           2000
                                                              ----           ----           ----
         Net loss, as reported                              $  (1,567)     $  (2,151)     $  (3,099)
         Add back amortization of goodwill, net of
           applicable income taxes                                 --            316            315
                                                            ---------      ---------      ---------

                  Adjusted net loss                         $  (1,567)     $  (1,835)     $  (2,784)
                                                            =========      =========      =========


         Per share data:
              Net loss per common share, as reported        $   (0.32)     $   (0.45)     $   (0.65)
              Add back amortization of goodwill, net of
               applicable income taxes                             --           0.07           0.07
                                                            ---------      ---------      ---------

                  Adjusted net loss per common share        $   (0.32)     $   (0.38)     $   (0.58)
                                                            =========      =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Company's proxy statement to be issued in connection with its 2003 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

       Information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's proxy statement to be issued in connection with its 2003 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

       Information required by Item 12 is incorporated by reference to the section entitled "Security Ownership" and "Equity Compensation Plan Information" in the Company's proxy statement to be issued in connection with its 2003 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Transactions" in the Company's proxy statement to be issued in connection with its 2003 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

       During the 90-day period prior to the date of this report, an evaluation was performed under the supervision, and with the participation, of our management, including our principal executive officers and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officers and our chief financial officer concluded that our disclosure controls and procedures are effective to provide us with timely notice of material information required to be disclosed in periodic reports filed with the U.S. Securities and Exchange Commission. We also reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our previous evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) 1. FINANCIAL STATEMENTS

             The consolidated financial statements of Lexington Precision Corporation (LPC) and its wholly owned subsidiaries, Lexington Rubber Group, Inc. (LRGI) and Lexington Precision GmbH, are included in Part II, Item 8.

          2. FINANCIAL STATEMENT SCHEDULE

             Schedule II, "Valuation and Qualifying Accounts and Reserves," is included in this Part IV, Item 14, on page 70. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or the notes thereto.

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

             3-13  Certificate of Reduction of Capital dated December 16, 1982

             3-14  Certificate of Reduction of Capital dated December 17, 1982

             3-15 Certificate of Amendment of Restated Certificate of Incorporation dated September 26, 1984

             3-16  Certificate of Retirement of Stock dated September 24, 1986

\
             3-17 Certificate of Amendment of Restated Certificate of Incorporation dated November 21, 1986

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

             10-2 Amendment agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to purchase agreement dated as of February 7, 1985

             10-3 *Lexington Precision Corporation Flexible Compensation Plan, as amended

             10-4  *1986 Restricted Stock Award Plan, as amended

             10-5 *Lexington Precision Corporation Retirement & Savings Plan, as amended

             10-6 *Description of 2002 Compensation Arrangements with Lubin, Delano, & Company

             10-7  *Corporate Office 2002 Management Cash Bonus Plan

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

             10-166 Agreement dated as of July 31, 2001, among LPC, LRGI, and
                    Bank One

             10-167 Amendment to promissory note dated July 31, 2001, between
                    LPC, LRGI, and Bank One

             10-168 Amendment to promissory note dated July 31, 2001, between
                    LPC, LRGI, and Bank One

             10-169 Bank One covenant amendment dated June 30, 2001

             10-170 ** Long term contract between Delphi Automotive Systems LLC and Lexington Connector Seals

             10-171 Agreement relating to 14% Junior Subordinated Notes dated as of October 31, 2001, between LPC and Michael A. Lubin

             10-172 Agreement relating to Junior Subordinated Convertible
                    Increasing Rate Note dated as of October 31, 2001, among LPC, Michael A. Lubin, and Warren Delano

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

             10-183 Agreement dated as of January 31, 2002, between LPC and CIT

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

             10-186 Congress covenant amendment dated March 29, 2002

             10-187 Bank One covenant amendment dated as of December 31, 2001

             10-188 CIT covenant amendment dated as of February 28, 2002

             10-189 Agreement dated as of March 29, 2002, among LPC, LRGI, and
                    Congress

             10-190 Agreement relating to 14% Junior Subordinated Noted dated as of April 30, 2002, between LPC and Michael A. Lubin

             10-191 Agreement relating to Junior Subordinated Convertible
                    Increasing Rate Note dated as of April 30, 2002, among LPC, Michael A. Lubin, and Warren Delano

             10-192 Agreement dated as of April 30, 2002, among LPC, LRGI, and
                    Bank One

             10-193 Sixth Amendment Agreement dated April 1, 2002, between LPC,
                    LRGI, and Bank One

             10-194 Agreement dated as of April 30, 2002, between LPC and CIT

             10-195 Agreement relating to 14% Junior Subordinated Notes dated as of June 30, 2002, between LPC and Michael A. Lubin

             10-196 Agreement relating to Junior Subordinated Convertible
                    Increasing Rate Note dated as of July 31, 2002, among LPC, Michael A. Lubin, and Warren Delano

             10-197 Agreement dated as of June 28, 2002, between LPC and
                    Congress

             10-198 Agreement dated as of June 28, 2002, between LRGI and
                    Congress

             10-199 Agreement dated as of April 30, 2002 among LPC, LRGI, and
                    Bank One

             10-200 Agreement dated July 31, 2002, among LPC, LRGI, and Bank One

             10-201 Seventh Amendment Agreement dated June 26, 2002, between
                    LPC, LRGI, and Bank One

             10-202 Agreement dated as of April 30, 2002, between LPC and CIT

             10-203 Agreement dated as of July 31, 2002, between LPC and CIT

             10-204 Agreement relating to 14% Junior Subordinated Notes dated as of October 31, 2002, between LPC and Michael A. Lubin

             10-205 Agreement relating to Junior Subordinated Convertible
                    Increasing Rate Note dated as of October 31, 2002, among LPC, Michael A. Lubin, and Warren Delano

             10-206 Agreement dated as of August 29, 2002, between LPC and
                    Congress

             10-207 Agreement dated as of August 29, 2002, between LRGI and
                    Congress

             10-208 Agreement dated as of September 2, 2002, among LPC, LRGI, and Congress

             10-209 Agreement dated as of October 31, 2002, between LPC and
                    Congress

             10-210 Agreement dated as of October 31, 2002, between LRGI and
                    Congress

             10-211 Agreement dated as of October 31, 2002, among LPC, LRGI, and
                    Congress

             10-212 Amendment No. 16 to Credit Facility and Security Agreement
                    dated as of July 31, 2002, among LPC, LRGI, and Bank One

             10-213 Eighth Amendment Agreement dated September 20, 2002, between
                    LPC, LRGI, and Bank One

             10-214 Agreement dated as of October 31, 2002, among LPC, LRGI, and
                    Bank One

             10-215 Ninth Amendment Agreement dated November 1, 2002, between
                    LPC, LRGI, and Bank One

             10-216 Amendment No. 8 to Loan and Security Agreement dated as of
                    August 31, 2002, between LPC and CIT

             10-217 Agreement dated as of October 31, 2002, between LPC and CIT

             10-218 Agreement relating to 14% Junior Subordinated Notes dated as of January 31, 2003, between LPC and Michael A. Lubin

             10-219 Agreement relating to Junior Subordinated Convertible
                    Increasing Rate Note dated as of January 31, 2003, among LPC, Michael A. Lubin, and Warren Delano

             10-220 Agreement dated as of January 3, 2003, between LPC and
                    Congress

             10-221 Agreement dated as of January 3, 2003, between LRGI and
                    Congress

             10-222 Agreement dated as of January 3, 2003, among LPC, LRGI, and
                    Congress

             10-223 Agreement dated as of February 14, 2003, between LPC and
                    Congress

             10-224 Agreement dated as of February 14, 2003, between LRGI and
                    Congress

             10-225 Agreement dated as of February 17, 2003, among LPC, LRGI, and Congress

             10-226 Agreement dated as of January 31, 2003, between LPC and CIT

             10-227 Tenth Amendment Agreement dated January 2, 2003, between
                    LPC, LRGI, and Bank One

             10-228 Agreement dated as of January 31, 2003, among LPC, LRGI, and
                    Bank One

             10-229 Eleventh Amendment Agreement dated February 17, 2003, between LPC, LRGI, and Bank One

             10-230 Agreement dated as of March 28, 2003, among LPC, LRGI, and
                    Bank One

             21-1   Significant Subsidiary of Registrant

             99-1 Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99-2 Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99-3 Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

      (b)    REPORTS ON FORM 8-K

             On October 18, 2002, we filed a report on Form 8-K that included a press release dated October 18,, 2002, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from October 18, 2002, to 12 midnight, New York City Time on October 31, 2002, unless further extended.

            On October 31, 2002, we filed a report on Form 8-K that included a press release dated October 31, 2002, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from October 31, 2002, to 12 midnight, New York City Time on November 15, 2002, unless further extended.

            On November 13, 2002, we filed a report on Form 8-K that included a press release dated November 13, 2002, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from November 15, 2002, to 12 midnight, New York City Time on December 4, 2002, unless further extended.

            On December 4, 2002, we filed a report on Form 8-K that included a press release dated December 4, 2002, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from December 4, 2002, to 12 midnight, New York City Time on December 20, 2002, unless further extended.

            On December 20, 2002, we filed a report on Form 8-K that included a press release dated December 20, 2002, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from December 20, 2002, to 12 midnight, New York City Time on January 10, 2003, unless further extended.

                         LEXINGTON PRECISION CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)

                                                  BALANCE AT        CHARGED TO         DEDUCTIONS        BALANCE
                                                  BEGINNING         COSTS AND             FROM            AT END
                                                  OF PERIOD          EXPENSES           RESERVES        OF PERIOD
                                                  ---------          --------           --------        ---------
         ALLOWANCE FOR
       DOUBTFUL ACCOUNTS
       -----------------
 Year ended December 31, 2002                    $     669           $    211          $    218          $    662

 Year ended December 31, 2001                          181                523                35               669

 Year ended December 31, 2000                          248                  7                74               181

 Year ended December 31, 1999                          197                 73                22               248


       INVENTORY RESERVE
       -----------------

 Year ended December 31, 2002                    $   1,370           $    558          $    866          $  1,062

 Year ended December 31, 2001                          872              1,135               637             1,370

 Year ended December 31, 2000                          777                617               522               872

 Year ended December 31, 1999                          591                302               116               777

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          LEXINGTON PRECISION CORPORATION
                                                    (Registrant)

                                          By: /s/ Warren Delano
                                              ----------------------------
                                              Warren Delano, President

March 28, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003:

PRINCIPAL EXECUTIVE OFFICERS AND DIRECTORS:

/s/ Michael A. Lubin
--------------------------------------------
Michael A. Lubin, Chairman of the Board

/s/ Warren Delano
--------------------------------------------
Warren Delano, President and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Dennis J. Welhouse
--------------------------------------------
Dennis J. Welhouse, Senior Vice President
  and Chief Financial Officer

DIRECTORS:

/s/ William B. Conner
--------------------------------------------
William B. Conner, Director

/s/ Kenneth I. Greenstein
--------------------------------------------
Kenneth I. Greenstein, Secretary and
  Director

/s/ Joseph A. Pardo
--------------------------------------------
Joseph A. Pardo, Director

/s/ Elizabeth H. Ruml
--------------------------------------------
Elizabeth H. Ruml, Director

                                 CERTIFICATIONS

I, Michael A. Lubin, certify that:

1. I have reviewed this annual report on Form 10-K of Lexington Precision Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
      --------------

                                                /s/  Michael A. Lubin
                                                ------------------------------
                                                Michael A. Lubin
                                                Chairman of the Board
                                                (Co-Principal Executive Officer)

I, Warren Delano, certify that:

1. I have reviewed this annual report on Form 10-K of Lexington Precision Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March  28, 2003
      ---------------

                                            /s/  Warren Delano
                                            ----------------------------
                                            Warren Delano
                                            President
                                            (Co-Principal Executive Officer)

I, Dennis J. Welhouse, certify that:

1. I have reviewed this annual report on Form 10-K of Lexington Precision Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003
        --------------
                                                /s/  Dennis J. Welhouse
                                                --------------------------------
                                                Dennis J. Welhouse
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (Principal Financial Officer)

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

3-8          Certificate of Reduction of Capital dated                Incorporated by reference from Exhibit 3-8 to
             December 28, 1978                                        1983 10-K

3-9          Certificate of Retirement of Preferred Shares            Incorporated by reference from Exhibit 3-9 to
             dated December 28, 1978                                  1983 10-K

3-10         Certificate of Reduction of Capital dated                Incorporated by reference from Exhibit 3-10 to
             January 9, 1979                                          1983 10-K

3-11         Certificate of Reduction of Capital dated                Incorporated by reference from Exhibit 3-11 to
             December 20, 1979                                        1983 10-K

3-12         Certificate of Retirement of Preferred Shares            Incorporated by reference from Exhibit 3-12 to
             dated December 20, 1979                                  1983 10-K

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

3-16        Certificate of Retirement of Stock dated                  Incorporated by reference from Exhibit 4-3 to the
            September 24, 1986                                        Company's Registration Statement on Form S-2 located
                                                                      under Securities and Exchange Commission File No. 33-
                                                                      9380 ("1933 Act Registration Statement")

3-17        Certificate of Amendment of Restated                      Incorporated by reference from Exhibit 3-17 to the
            Certificate of Incorporation dated November               Company's Form 10-K for the year ended May 31, 1987
            21, 1986                                                  located under Securities and Exchange Commission File
                                                                      No. 0-3252

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

3-20        Certificate of Amendment of Restated                      Incorporated by reference from Exhibit 3-20 to May 31,
            Certificate of Incorporation dated January 6,             1989 10-K
            1989

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

3-23        Certificate of the Designations, Preferences              Incorporated by reference from Exhibit 3-1 to the
            and Relative Participating, Optional and Other            Company's Form 10-Q for the quarter ended November
            Special Rights of 12% Cumulative                          30, 1989 located under Securities and Exchange
            Convertible Exchangeable Preferred Stock,                 Commission File No. 0-3252 ("November 30, 1989
            Series C, and the Qualifications, Limitations             10-Q")
            and Restrictions thereof dated January 10,
            1990

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

3-26        Certificate of Retirement of Stock dated                  Incorporated by reference from Exhibit 3-26 to
            March 6, 1991                                             1990 10-K


3-27        Certificate of Retirement of Stock dated April             Incorporated by reference from Exhibit 3-27 to
            29, 1994                                                   1994 10-K

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

3-30        Certificate of Retirement of Stock dated                   Incorporated by reference from Exhibit 3-30 to
            January 6, 1997                                            1996 10-K

3-31        Certificate of Retirement of Stock dated                   Incorporated by reference from Exhibit 3-31 to
            January 9, 1998                                            1997 10-K

3-32        Certificate of Retirement of Stock dated                   Incorporated by reference from Exhibit 3-32 to
            January 13, 1999                                           1998 10-K

3-33        Certificate of Retirement of Stock dated                   Incorporated by reference from Exhibit 3-33 to
            January 26, 2000                                           1999 10-K

4-1         Certificate of Designations, Preferences,                  Incorporated by reference from Exhibit 3-3 to
            Rights and Number of Shares of Redeemable                  1981 10-K
            Preferred Stock, Series B

4-2         Purchase Agreement dated as of February 7,                 Incorporated by reference from Exhibit 4-1 to the
            1985, between LPC and L&D Precision                        Company's Form 8-K dated February 7, 1985 (date of
            Limited Partnership ("L&D Precision") and                  earliest event reported) located under Securities and
            exhibits thereto                                           Exchange Commission File No. 0-3252

4-3         Amendment Agreement dated as of April 27,                  Incorporated by reference from Exhibit 10-2 to
            1990, between LPC and L&D Precision with                   1990 10-K
            respect to Purchase Agreement dated as of
            February 7, 1985

4-4         Recapitalization Agreement dated as of April               Incorporated by reference from Exhibit 4-10 to
            27, 1990, between LPC and L&D Woolens                      December 31, 1989 10-K
            Limited Partnership ("L&D Woolens") and
            exhibits thereto

4-5         Specimen of Junior Subordinated Convertible                Incorporated by reference from Exhibit 4-11 to
            Increasing Rate Note, due May 1, 2000                      December 31, 1989 10-K

4-6         Specimen of 14% Junior Subordinated Note,                  Incorporated by reference from Exhibit 10-2 to the
            due May 1, 2000                                            Company's Form 8-K dated December 10,1993 (date of
                                                                       earliest event reported) located under Securities and
                                                                       Exchange Commission File No. 0-3252

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

4-8         Specimen of 12.75% Senior Subordinated                    Included in Exhibit 4-7 hereto
            Note, due February 1, 2000

4-9         Note Purchase Agreement dated October 27,                 Incorporated by reference from Exhibit 10-2 to the
            1997, between LPC and Nomura Holding                      Company's Form 10-Q for the quarter ended June 30,
            America, Inc. ("Nomura")                                  1997 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("June 30, 1997 Form
                                                                      10-Q")

4-10        Specimen of 10.5% Senior Unsecured Note                   Incorporated by reference from Exhibit 10-3 to June 30,
            due February 1, 2000, from LPC to Nomura                  1997 Form 10-Q

4-11        Note Amendment dated January 28, 2000,                    Incorporated by reference from Exhibit 4-11 to
            between LPC and Nomura                                    1999 10-K

4-12        Agreement dated January 31, 2000, between                 Incorporated by reference from Exhibit 4-12 to
            LPC and Nomura                                            1999 10-K

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

10-4        1986 Restricted Stock Award Plan, as                      Incorporated by reference from Exhibit 10-38 to
            amended                                                   December 31, 1989 10-K

10-5        Lexington Precision Corporation Retirement                Incorporated by reference from Exhibit 10-5 to
            and Savings Plan, as amended                              December 31, 1998 10-K

10-6        Description of 2001 Compensation                          Filed with this Form 10-K
            Arrangements with Lubin, Delano, &
            Company

10-7        Corporate Office 2001 Management Cash                     Filed with this Form 10-K
            Bonus Plan

10-8        Consent and Amendment Letter Agreement                    Incorporated by reference from Exhibit 10-1 to the
            between Chemical Bank of New Jersey and                   Company's Form 8-K dated December 30, 1993 (date of
            LPC dated as of December 29, 1993                         earliest event reported) located under Securities and
                                                                      Exchange Commission File No. 0-3252

10-9        Promissory Note dated November 30, 1988,                  Incorporated by reference from Exhibit 10-32 to May
            of LRGI payable to the order of Paul H.                   31, 1989 10-K
            Pennell in the original principal amount of
            $3,530,000

10-10       Guaranty dated as of November 30, 1988,                   Incorporated by reference from Exhibit 10-33 to May
            from LPC to Paul H. Pennell                               31, 1989 10-K

10-11       Amendment Agreement dated as of                           Incorporated by reference from Exhibit 10-28 to
            November 30, 1991, between LRGI and Paul                  1991 10-K
            H. Pennell

10-12       Release and Notice Agreement dated as of                  Incorporated by reference from Exhibit 10-40 to the
            March 31, 1993, between LRGI and Paul H.                  Company's Form 10-K for the year ended December 31,
            Pennell                                                   1992 located under Securities and Exchange
                                                                      Commission File No. 0-3252

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

10-18       Letter dated April 11, 1990, from LPC and                 Incorporated by reference from Exhibit 10-51 to
            Wise Die Casting, Inc. to Congress                        1990 10-K

10-19       Letter Agreement dated February 28, 1991,                 Incorporated by reference from Exhibit 10-54 to
            between LPC and Congress amending certain                 1990 10-K
            financing agreements and consent thereto of
            LRGI

10-20       Letter Agreement dated February 28, 1991,                 Incorporated by reference from Exhibit 10-56 to
            between LRGI and Congress amending                        1990 10-K
            certain financing agreements and consent
            thereto of LPC

10-21       Letter Agreement dated January 14, 1994,                  Incorporated by reference from Exhibit 10-26 to the
            between LPC and Congress amending certain                 Company's Form 10-K for the year ended December 31,
            financing agreements and consent thereto of               1993 located under Securities and Exchange
            LRGI                                                      Commission File No. 0-3252 ("1993 10-K")

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

10-25       Letter Agreement dated as of August 1,                    Incorporated by reference from Exhibit 10-1 to the
            1994, between LPC and Congress amending                   Company's Form 10-Q for the quarter ended September
            certain financing agreements and consent                  30, 1994 located under Securities and Exchange
            thereto of LRGI                                           Commission File No. 0-3252 ("September 30, 1994
                                                                      10-Q")

10-26       Letter Agreement dated as of August 1,                    Incorporated by reference from Exhibit 10-2 to
            1994, between LRGI and Congress                           September 30, 1994 10-Q
            amending certain financing agreements and
            consent thereto of LPC

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

10-31       Amendment to Financing Agreements dated                   Incorporated by reference from Exhibit 10-1 to the
            August 1, 1995, from LPC in favor of                      Company's Form 10-Q for the quarter ended September
            Congress                                                  30, 1995 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("September 30, 1995
                                                                      Form 10-Q")

10-32       Amendment to Financing Agreements dated                   Incorporated by reference from Exhibit 10-2 to
            August 1,1995, from LRGI in favor of                      September 30, 1995 Form 10-Q
            Congress

10-33       Amendment to Financing Agreements dated                   Incorporated by reference from Exhibit 10-49 to the
            January 16, 1996, from LPC in favor of                    Company's Form 10-K for the year ended December 31,
            Congress                                                  1995 located under Securities and Exchange
                                                                      Commission File No.0-3252 ("1995 Form 10-K")


10-34       Term Promissory Note dated January 16,                    Incorporated by reference from Exhibit 10-50 to
            1996, in the amount of $375,000 from LPC                  1995 Form 10-K
            in favor of Congress

10-35       Term Promissory Note dated January 16,                    Incorporated by reference from Exhibit 10-51 to
            1996, in the amount of $450,000 from LPC                  1995 Form 10-K
            in favor of Congress

10-36       Amendment to Financing Agreements dated                   Incorporated by reference from Exhibit 10-62 to
            February 28, 1996, from LPC in favor of                   1995 Form 10-K
            Congress

10-37       Amendment to Financing Agreements and                     Incorporated by reference from Exhibit 10-63 to
            Consent dated March 14, 1996, from LPC in                 1995 Form 10-K
            favor of Congress

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

10-40       Amendment to Financing Agreements dated                   Incorporated by reference from Exhibit 10-3 to the
            August 21, 1996, from LRGI in favor of                    Company's Form 10-Q for the quarter ended September
            Congress                                                  30, 1996 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("September 30, 1996
                                                                      Form 10-Q")

10-41       Amendment to Financing Agreements dated                   Incorporated by reference from Exhibit 10-4 to
            August 21, 1996, from LPC in favor of                     September 30, 1996 Form 10-Q
            Congress

10-42       Amendment to Financing Agreements dated                   Incorporated by reference from Exhibit 10-42 to the
            January 31, 1997, from LPC in favor of                    Company's Form 10-K for the year ended December 31,
            Congress                                                  1996 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("1996 Form 10-K")

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

10-45       Promissory Note (Equipment Term Loan)                     Incorporated by reference from Exhibit 10-45 to
            dated January 31, 1997, from LPC and LRGI                 1996 Form 10-K
            in favor of Bank One

10-46       Promissory Note (North Canton Term Loan)                  Incorporated by reference from Exhibit 10-46 to
            dated January 31, 1997, from LPC and LRGI                 1996 Form 10-K
            in favor of Bank One

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

10-49       Promissory Note (LaGrange Term Loan)                      Incorporated by reference from Exhibit 10-49 to
            dated January 31, 1997, from LPC and LRGI                 1996 Form 10-K
            in favor of Bank One

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

10-53       Amendment to Financing Agreements dated                   Incorporated by reference from Exhibit 10-53 to
            March 11, 1997, from LRGI in favor of                     1996 Form 10-K
            Congress

10-54       Amendment to Financing Agreements dated                   Incorporated by reference from Exhibit 10-54 to
            March 11, 1997, from LPC in favor of                      1996 Form 10-K
            Congress

10-55       Loan and Security Agreement and Rider A to                Incorporated by reference from Exhibit 10-55 to
            Loan and Security Agreement dated March                   1996 Form 10-K
            19, 1997, from LPC in favor of The CIT
            Group/Equipment Financing, Inc. ("CIT")


10-56       Promissory Note dated March 19, 1997,                     Incorporated by reference from Exhibit 10-56 to
            from LPC in favor of CIT                                  1996 Form 10-K

10-57       Amendment to Financing Agreements and                     Incorporated by reference from Exhibit 10-1 to the
            Consent dated April 17, 1997, between LPC                 Company's Form 10-Q for the quarter ended March 31,
            and Congress                                              1997 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("March 31, 1997 Form
                                                                      10-Q")

10-58       Amendment to Financing Agreements and                     Incorporated by reference from Exhibit 10-2 to March
            Consent dated April 17, 1997, between LRGI                31, 1997 Form 10-Q
            and Congress

10-59       First Amendment Agreement dated April 17,                 Incorporated by reference from Exhibit 10-3 to March
            1997, among LPC, LRGI, and Bank One                       31, 1997 Form 10-Q


10-60       Specimen of Amended and Restated                          Incorporated by reference from Exhibit 10-4
            Promissory Note dated April 17, 1997, of                  March 31, 1997 Form 10-Q
            LPC and LRGI to Bank One

10-61       Specimen of Promissory Note dated August                  Incorporated by reference from Exhibit 10-1 to the
            29, 1997, from LPC                                        Company's Form 10-Q for the quarter ended June 30,
                                                                      1997 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("June 30, 1997 Form
                                                                      10-Q")

10-62       Note Purchase Agreement dated October 27,                 Incorporated by reference from Exhibit 10-2 to June 30,
            1997, between LPC and Nomura                              1997 Form 10-Q


10-63       Specimen of 10.5% Senior Unsecured Note                   Incorporated by reference from Exhibit 10-3 to June 30,
            due February 1, 2000, from LPC to Nomura                  1997 Form 10-Q

10-64        Amended No. 1 to Credit Facility and                     Incorporated by reference from Exhibit 10-65 to the
             Security Agreement dated                                 Company's Form 10-K for the year ended December 31,
             December 31, 1997, among LPC, LRGI, and                  1997 located under Securities and Exchange
             Bank One                                                 Commission File No. 0-3252 ("1997 Form 10-K")

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

10-67        New Equipment Term Note dated                            Incorporated by reference from Exhibit 10-1 to the
             June 26, 1998, from LPC in favor of                      Company's Form 10-Q for the quarter ended June 30,
             Congress                                                 1998 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("June 30, 1998 Form
                                                                      10-Q")

10-68        Second Amendment Agreement dated May 1,                  Incorporated by reference from Exhibit 10-2 to the
             1998, from LRGI in favor of Paul H. Pennell              Company's Form 10-Q for the quarter ended June 30,
                                                                      1998 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("June 30, 1998 Form
                                                                      10-Q")

10-69        Amendment No. 1 to Loan and Security                     Incorporated by reference from Exhibit 10-1 to the
             Agreement dated June 30, 1998, between                   Company's Form 10-Q for the quarter ended September
             LPC and CIT                                              30, 1998 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("September 30, 1998
                                                                      Form 10-Q")

10-70        Amendment No. 3 to Credit Facility and                   Incorporated by reference from Exhibit 10-2 to the
             Security Agreement dated June 30, 1998,                  Company's Form 10-Q for the quarter ended September
             among LPC, LRGI, and Bank One                            30, 1998 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("September 30, 1998
                                                                      Form 10-Q")

10-71        Amendment to Financing Agreements and                    Incorporated by reference from Exhibit 10-3 to the
             Consent dated August 13, 1998, between                   Company's Form 10-Q for the quarter ended September
             LPC and Congress                                         30, 1998 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("September 30, 1998
                                                                      Form 10-Q")

10-72        Amendment to Financing Agreements and                    Incorporated by reference from Exhibit 10-4 to the
             Consent dated August 13, 1998, between                   Company's Form 10-Q for the quarter ended September
             LRGI and Congress                                        30, 1998 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("September 30, 1998
                                                                      Form 10-Q")

10-73        Amendment to Financing Agreements and                    Incorporated by reference from Exhibit 10-5 to the
             Consent dated October 20, 1998, between                  Company's Form 10-Q for the quarter ended September
             LPC and Congress                                         30, 1998 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("September 30, 1998
                                                                      Form 10-Q")

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

10-76        New Equipment Term Note dated December                   Incorporated by reference from Exhibit 10-77 to
             16, 1998, between LPC and Congress                       1998 Form 10-K

10-77        Amendment to Financing Agreements dated                  Incorporated by reference from Exhibit 10-78 to
             January 28, 1999, between LPC and                        1998 Form 10-K
             Congress

10-78        Amendment to Financing Agreements dated                  Incorporated by reference from Exhibit 10-79 to
             January 28, 1999, between LRGI and                       1998 Form 10-K
             Congress

10-79        Term Promissory Note dated January 28,                   Incorporated by reference from Exhibit 10-80 to
             1999, between LRGI and Congress                          1998 Form 10-K

10-80        Term Promissory Note dated January 28,                   Incorporated by reference from Exhibit 10-81 to
             1999, between LPC and Congress                           1998 Form 10-K

10-81        Fifth Amended and Restated Promissory                    Incorporated by reference from Exhibit 10-82 to
             Note dated January 28, 1999, between LPC                 1998 Form 10-K
             and Congress

10-82        Amendment No. 6 to Credit Facility and                   Incorporated by reference from Exhibit 10-83 to
             Security Agreement dated January 31, 1999,               1998 Form 10-K
             among LPC, LRGI, and Bank One

10-83        Fifth Amendment Agreement dated March                    Incorporated by reference from Exhibit 10-84 to
             10, 1999, among LPC, LRGI, and Bank One                  1998 Form 10-K


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

10-87        Amendment to Financing Agreements dated                  Incorporated by reference from Exhibit 10-1 to the
             March 31, 1999, between LPC and Congress                 Company's Form 10-Q for the quarter ended March 31,
                                                                      1999 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("March 31, 1999 Form
                                                                      10-Q")

10-88        Term Promissory Note dated March 31,                     Incorporated by reference from Exhibit 10-2 to the
             1999, between LPC and Congress                           Company's Form 10-Q for the quarter ended March 31,
                                                                      1999 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("March 31, 1999 Form
                                                                      10-Q")

10-89        Amendment to Financing Agreements dated                  Incorporated by reference from Exhibit 10-3 to the
             March 31, 1999, between LRGI and                         Company's Form 10-Q for the quarter ended March 31,
             Congress                                                 1999 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("March 31, 1999 Form
                                                                      10-Q")

10-90        Term Promissory Note dated March 31,                     Incorporated by reference from Exhibit 10-4 to the
             1999, between LRGI and Congress                          Company's Form 10-Q for the quarter ended March 31,
                                                                      1999 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("March 31, 1999 Form
                                                                      10-Q")

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

10-93        Amendment to Financing Agreements dated                  Incorporated by reference from Exhibit 10-1 to the
             October 1, 1999, between LPC and                         Company's Form 10-Q for the quarter ended September
             Congress                                                 30, 1999 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("September 30, 1999
                                                                      Form 10-Q")

10-94        Amendment to Financing Agreements dated                  Incorporated by reference from Exhibit 10-2 to the
             October 1, 1999, between LRG and                         Company's Form 10-Q for the quarter ended September
             Congress                                                 30, 1999 located under Securities and Exchange
                                                                      Commission File No. 0-3252 ("September 30, 1999
                                                                      Form 10-Q")

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

10-98        Amendment to Financing Agreements dated                  Incorporated by reference from Exhibit 10-99 to
             December 30, 1999, between LPC and                       1999 Form 10-K
             Congress

10-99        Note Amendment No. 5 to Loan and Security                Incorporated by reference from Exhibit 10-100 to
             Agreement dated December 31, 1999,                       1999 Form 10-K
             between LPC and CIT

10-100       Amendment No. 8 to Credit Facility and                   Incorporated by reference from Exhibit 10-101 to
             Security Agreement dated December 31,                    1999 Form 10-K
             1999, among LPC, LRGI, and Bank One


10-101       Note Amendment dated January 28, 2000,                   Incorporated by reference from Exhibit 10-102 to
             between LPC and Nomura                                   1999 Form 10-K

10-102       Agreement dated January 31, 2000, between                Incorporated by reference from Exhibit 10-103 to
             LPC and Nomura                                           1999 Form 10-K

10-103       Third Amendment Agreement between LRGI                   Incorporated by reference from Exhibit 10-104 to
             and Paul H. Pennell                                      1999 Form 10-K

10-104       Agreement dated January 31, 2000, among                  Incorporated by reference from Exhibit 10-105 to
             LPC, LRGI, and Congress

10-105       Agreement dated January 31, 2000, between                Incorporated by reference from Exhibit 10-106 to
             LPC and CIT                                              1999 Form 10-K

10-106       Agreement dated January 31, 2000, among                  Incorporated by reference from Exhibit 10-107 to
             LPC, LRGI, and Bank One                                  1999 Form 10-K

10-107       Amendment No. 9 to Credit Facility and                   Incorporated by reference from Exhibit 10-1 to the
             Security Agreement dated as of December                  Company's Form 10-Q for the quarter ended March 31,
             31,1999, among LPC, LRGI, and Bank One                   2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("March 31, 2000 Form
                                                                      10-Q")

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

10-110       Agreement relating to 14% Junior                         Incorporated by reference from Exhibit 10-4 to the
             Subordinated Notes dated April 30, 2000,                 Company's Form 10-Q for the quarter ended March 31,
             between LPC and Michael A. Lubin                         2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("March 31, 2000 Form
                                                                      10-Q")

10-111       Agreement relating to Junior Subordinated                Incorporated by reference from Exhibit 10-5 to the
             Convertible Increasing Rate Note dated April             Company's Form 10-Q for the quarter ended
             30, 2000, among LPC, Michael A. Lubin,                   March 31, 2000 located under Securities and Exchange
             and Warren Delano                                        Commission file No. 0-3252 ("March 31, 2000 Form
                                                                      10-Q")

10-112       Note Amendment No. 2 to Note dated as of                 Incorporated by reference from Exhibit 10-6 to the
             April 30, 2000, between LPC and Tri-Links                Company's Form 10-Q for the quarter ended March 31,
             Investment Trust, as successor to Nomura                 2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("March 31, 2000 Form
                                                                      10-Q")

10-113       Fourth Amendment Agreement dated April                   Incorporated by reference from Exhibit 10-7 to the
             30, 2000, between LRGI and Paul H. Pennell               Company's Form 10-Q for the quarter ended March 31,
                                                                      2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("March 31, 2000 Form
                                                                      10-Q")

10-114       Agreement dated as of April 30, 2000,                    Incorporated by reference from Exhibit 10-8 to the
             among LPC, LRGI, and Congress                            Company's Form 10-Q for the quarter ended March 31,
                                                                      2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("March 31, 2000 Form
                                                                      10-Q")

10-115       Agreement dated as of April 30, 2000,                    Incorporated by reference from Exhibit 10-9 to the
             between LPC and CIT                                      Company's Form 10-Q for the quarter ended March 31,
                                                                      2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("March 31, 2000 Form
                                                                      10-Q")

10-116       Agreement dated as of April 30, 2000,                    Incorporated by reference from Exhibit 10-10 to the
             among LPC, LRGI, and Bank One                            Company's Form 10-Q for the quarter ended March 31,
                                                                      2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("March 31, 2000 Form
                                                                      10-Q")

10-117       Amendment to Financing Agreements dated                  Incorporated by reference from Exhibit 10-11 to the
             May 12, 2000, between LPC and Congress                   Company's Form 10-Q for the quarter ended March 31,
                                                                      2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("March 31, 2000 Form
                                                                      10-Q")

10-118       Amendment to Financing Agreements dated                  Incorporated by reference from Exhibit 10-12 to the
             May 12, 2000, between LRGI and Congress                  Company's Form 10-Q for the quarter ended March 31,
                                                                      2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("March 31, 2000 Form
                                                                      10-Q")

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

10-120       Amendment No. 4 to Loan and Security                     Incorporated by reference from Exhibit 10-2 to the
             Agreement dated June 26, 2000, between                   Company's Form 10-Q for the quarter ended June 30,
             LPC and CIT                                              2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("June 30, 2000 Form
                                                                      10-Q")

10-121       Amendment No. 10 to Credit Facility and                  Incorporated by reference from Exhibit 10-3 to the
             Security Agreement dated as of June 30,                  Company's Form 10-Q for the quarter ended June 30,
             2000, between LPC, LRGI, and Bank One                    2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("June 30, 2000 Form
                                                                      10-Q")

10-122       Agreement relating to 14% Junior                         Incorporated by reference from Exhibit 10-4 to the
             Subordinated Notes dated July 31, 2000,                  Company's Form 10-Q for the quarter ended June 30,
             between LPC and Michael A. Lubin                         2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("June 30, 2000 Form
                                                                      10-Q")

10-123       Agreement relating to Junior Subordinated                Incorporated by reference from Exhibit 10-5 to the
             Convertible Increasing Rate Note dated July              Company's Form 10-Q for the quarter ended June 30,
             31, 2000, among LPC, Michael A. Lubin,                   2000 located under Securities and Exchange
             and Warren Delano                                        Commission file No. 0-3252 ("June 30, 2000 Form
                                                                      10-Q")

10-124       Note Amendment No. 3 to Note dated as of                 Incorporated by reference from Exhibit 10-6 to the
             July 31, 2000, between LPC and Tri-Links                 Company's Form 10-Q for the quarter ended June 30,
             Investment Trust, as successor to Nomura                 2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("June 30, 2000 Form
                                                                      10-Q")

10-125       Fifth Amendment Agreement dated July 31,                 Incorporated by reference from Exhibit 10-7 to the
             2000, between LRGI and Paul H. Pennell                   Company's Form 10-Q for the quarter ended June 30,
                                                                      2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("June 30, 2000 Form
                                                                      10-Q")

10-126       Agreement dated as of July 31, 2000, among               Incorporated by reference from Exhibit 10-8 to the
             LPC, LRGI, and Congress                                  Company's Form 10-Q for the quarter ended June 30,
                                                                      2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("June 30, 2000 Form
                                                                      10-Q")

10-127       Agreement dated as of July 31, 2000,                     Incorporated by reference from Exhibit 10-9 to the
             between LPC and CIT                                      Company's Form 10-Q for the quarter ended June 30,
                                                                      2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("June 30, 2000 Form
                                                                      10-Q")

10-128       Agreement dated as of July 31, 2000, among               Incorporated by reference from Exhibit 10-10 to the
             LPC, LRGI, and Bank One                                  Company's Form 10-Q for the quarter ended June 30,
                                                                      2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("June 30, 2000 Form
                                                                      10-Q")

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

10-131       Agreement relating to 14% Junior                         Incorporated by reference from Exhibit 10-3 to the
             Subordinated Notes dated October 31, 2000,               Company's Form 10-Q for the quarter ended September
             between LPC and Michael A. Lubin                         30, 2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("September 30, 2000 Form
                                                                      10-Q")

10-132       Agreement relating to Junior Subordinated                Incorporated by reference from Exhibit 10-4 to the
             Convertible Increasing Rate Note dated                   Company's Form 10-Q for the quarter ended September
             October 31, 2000, among LPC, Michael A.                  30, 2000 located under Securities and Exchange
             Lubin, and Warren Delano                                 Commission file No. 0-3252 ("September 30, 2000 Form
                                                                      10-Q")

10-133       Note Amendment No. 4 to Note dated as of                 Incorporated by reference from Exhibit 10-5 to the
             October 31, 2000, between LPC and Tri-                   Company's Form 10-Q for the quarter ended September
             Links Investment Trust, as successor to                  30, 2000 located under Securities and Exchange
             Nomura                                                   Commission file No. 0-3252 ("September 30, 2000 Form
                                                                      10-Q")

10-134       Sixth Amendment Agreement dated October                  Incorporated by reference from Exhibit 10-6 to the
             31, 2000, between LRGI and Paul H. Pennell               Company's Form 10-Q for the quarter ended September
                                                                      30, 2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("September 30, 2000 Form
                                                                      10-Q")

10-135       Agreement dated as of October 31, 2000,                  Incorporated by reference from Exhibit 10-7 to the
             among LPC, LRGI, and Congress                            Company's Form 10-Q for the quarter ended September
                                                                      30, 2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("September 30, 2000 Form
                                                                      10-Q")

10-136       Agreement dated as of October 31, 2000,                  Incorporated by reference from Exhibit 10-8 to the
             between LPC and CIT                                      Company's Form 10-Q for the quarter ended September
                                                                      30, 2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("September 30, 2000 Form
                                                                      10-Q")

10-137       Agreement dated as of October 31, 2000,                  Incorporated by reference from Exhibit 10-9 to the
             among LPC, LRGI, and Bank One                            Company's Form 10-Q for the quarter ended September
                                                                      30, 2000 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("September 30, 2000 Form
                                                                      10-Q")

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

10-140       Amendment No. 12 to Credit Facility and                  Incorporated by reference from Exhibit 10-141 to 2000
             Security Agreement dated December 31,                    Form 10-K
             2000, between LPC, LRGI, and Bank One

             Amendment No. 11 to Credit Facility and                  Incorporated by reference from Exhibit 10-142 to 2000
10-141       Security Agreement dated January 31, 2001,               Form 10-K
             between LPC, LRGI, and Bank One

10-142       Agreement relating to 14% Junior                         Incorporated by reference from Exhibit 10-143 to 2000
             Subordinated Notes dated January 31, 2001,               Form 10-K
             between LPC and Michael A. Lubin

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

10-146       Agreement dated January 31, 2001, between                Incorporated by reference from Exhibit 10-147 to 2000
             LPC, LRGI, and Congress                                  Form 10-K

10-147       Agreement dated January 31, 2001, between                Incorporated by reference from Exhibit 10-148 to 2000
             LPC and CIT                                              Form 10-K

10-148       Agreement dated January 31, 2001, between                Incorporated by reference from Exhibit 10-149 to 2000
             LPC, LRGI, and Bank One                                  Form 10-K

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

10-153       Agreement relating to Junior Subordinated                Incorporated by reference from Exhibit 10-2 to the
             Convertible Increasing Rate note dated as of             Company's Form 10-Q for the quarter ended
             April 30, 2001, among LPC, Michael A.                    March 31, 2001 located under Securities and Exchange
             Lubin, and Warren Delano                                 Commission file No. 0-3252 ("March 31, 2001
                                                                      Form 10-Q")

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

10-160       Agreement relating to Junior Subordinated                Incorporated by reference from Exhibit 10-2 to the
             Convertible Increasing Rate note dated as of             Company's Form 10-Q for the quarter ended
             July 31, 2001, among LPC, Michael A.                     June 30, 2001 located under Securities and Exchange
             Lubin, and Warren Delano                                 Commission file No. 0-3252 ("June 30, 2001
                                                                      Form 10-Q")

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

10-163       Agreement dated as of July 31, 2001, among               Incorporated by reference from Exhibit 10-5 to the
             LPC, LRGI, and Congress                                  Company's Form 10-Q for the quarter ended
                                                                      June 30, 2001 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("June 30, 2001
                                                                      Form 10-Q")

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

10-166       Agreement dated as of July 31, 2001, among               Incorporated by reference from Exhibit 10-8 to the
             LPC, LRGI, and Bank One                                  Company's Form 10-Q for the quarter ended
                                                                      June 30, 2001 located under Securities and Exchange
                                                                      Commission file No. 0-3252 ("June 30, 2001
                                                                      Form 10-Q")

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

10-171       Agreement relating to 14% Junior                         Incorporated by reference from Exhibit 10-1 to the
             Subordinated Notes dated as of October 31,               Company's Form 10-Q for the quarter ended
             2001, between LPC and Michael A. Lubin                   September 30, 2001 located under Securities and
                                                                      Exchange Commission file No. 0-3252
                                                                      ("September 30, 2001 Form 10-Q")

10-172       Agreement relating to Junior Subordinated                Incorporated by reference from Exhibit 10-2 to the
             Convertible Increasing Rate note dated as of             Company's Form 10-Q for the quarter ended
             October 31, 2001, among LPC, Michael A.                  September 30, 2001 located under Securities and
             Lubin, and Warren Delano                                 Exchange Commission file No. 0-3252
                                                                      ("September 30, 2001 Form 10-Q")

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

10-179       Agreement relating to 14% Junior                         Incorporated by reference from Exhibit 10-179 to 2001
             Subordinated Notes dated as of January 31,               Form 10-K
             2002, between LPC and Michael A. Lubin

10-180       Agreement relating to Junior Subordinated                Incorporated by reference from Exhibit 10-180 to 2001
             Convertible Increasing Rate note dated as of             Form 10-K
             January 31, 2002, among LPC, Michael A.
             Lubin, and Warren Delano

10-181       Amendment no. 9 to note dated as of                      Incorporated by reference from Exhibit 10-181 to 2001
             January 31, 2002, between LPC and Tri-                   Form 10-K
             Links Investment Trust, as successor to
             Nomura

10-182       Agreement dated as of January 31, 2002,                  Incorporated by reference from Exhibit 10-182 to 2001
             among LPC, LRGI, and Congress                            Form 10-K

10-183       Agreement dated as of January 31, 2002,                  Incorporated by reference from Exhibit 10-183 to 2001
             between LPC and CIT                                      Form 10-K

10-184       Agreement dated as of January 31, 2002,                  Incorporated by reference from Exhibit 10-184 to 2001
             among LPC, LRGI, and Bank One                            Form 10-K


10-185       Extension letter dated March 28, 2002 from               Incorporated by reference from Exhibit 10-185 to 2001
             Bank One to LPC                                          Form 10-K

10-186       Congress covenant amendment dated                        Incorporated by reference from Exhibit 10-186 to 2001
             March 29, 2002                                           Form 10-K

10-187       Bank One covenant amendment dated as of                  Incorporated by reference from Exhibit 10-187 to 2001
             December 31, 2001                                        Form 10-K

10-188       CIT covenant amendment dated as of                       Incorporated by reference from Exhibit 10-188 to 2001
             February 28, 2002                                        Form 10-K

10-189       Agreement dated as of March 29, 2002                     Incorporated by reference from Exhibit 10-189 to 2001
             among LPC, LRGI, and Congress                            Form 10-K

10-190       Agreement relating to 14% Junior                         Incorporated by reference from Exhibit 10-1 to the
             Subordinated Noted dated as of April 30,                 Company's Form 10-Q for the quarter ended
             2002, between LPC and Michael A. Lubin                   March 31, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("March 31, 2002 Form 10-Q")

10-191       Agreement relating to Junior Subordinated                Incorporated by reference from Exhibit 10-2 to the
             Convertible Increasing Rate note dated as of             Company's Form 10-Q for the quarter ended
             April 30, 2002, among LPC, Michael A.                    March 31, 2002 located under Securities and Exchange
             Lubin, and Warren Delano                                 Commission file No. 0-3252
                                                                      ("March 31, 2002 Form 10-Q")

10-192       Agreement dated as of April 30, 2002,                    Incorporated by reference from Exhibit 10-3 to the
             among LPC, LRGI, and Bank One                            Company's Form 10-Q for the quarter ended
                                                                      March 31, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("March 31, 2002 Form 10-Q")

10-193       Sixth Amendment Agreement dated                          Incorporated by reference from Exhibit 10-4 to the
             April 1, 2002, between LPC, LRGI, and                    Company's Form 10-Q for the quarter ended
             Bank One                                                 March 31, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("March 31, 2002 Form 10-Q")

10-194       Agreement dated as of April 30, 2002,                    Incorporated by reference from Exhibit 10-5 to the
             between LPC and CIT                                      Company's Form 10-Q for the quarter ended
                                                                      March 31, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("March 31, 2002 Form 10-Q")

10-195       Agreement relating to 14% Junior                         Incorporated by reference from Exhibit 10-1 to the
             Subordinated Notes dated as of June 30,                  Company's Form 10-Q for the quarter ended
             2002, between LPC and Michael A. Lubin                   June 30, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("June 30, 2002 Form 10-Q")

10-196       Agreement relating to Junior Subordinated                Incorporated by reference from Exhibit 10-2 to the
             Convertible Increasing Rate Note dated as                Company's Form 10-Q for the quarter ended
             of July 31, 2002, among LPC, Michael A.                  June 30, 2002 located under Securities and Exchange
             Lubin, and Warren Delano                                 Commission file No. 0-3252
                                                                      ("June 30, 2002 Form 10-Q")

10-197       Agreement dated as of June 28, 2002,                     Incorporated by reference from Exhibit 10-3 to the
             between LPC and Congress                                 Company's Form 10-Q for the quarter ended
                                                                      June 30, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("June 30, 2002 Form 10-Q")

10-198       Agreement dated as of June 28, 2002,                     Incorporated by reference from Exhibit 10-4 to the
             between LRGI and Congress                                Company's Form 10-Q for the quarter ended
                                                                      June 30, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("June 30, 2002 Form 10-Q")

10-199       Agreement dated as of April 30, 2002 among               Incorporated by reference from Exhibit 10-5 to the
             LPC, LRGI, and Bank One                                  Company's Form 10-Q for the quarter ended
                                                                      June 30, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("June 30, 2002 Form 10-Q")

10-200       Agreement dated July 31, 2002, among LPC,                Incorporated by reference from Exhibit 10-6 to the
             LRGI, and Bank One                                       Company's Form 10-Q for the quarter ended
                                                                      June 30, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("June 30, 2002 Form 10-Q")

10-201       Seventh Amendment Agreement dated                        Incorporated by reference from Exhibit 10-7 to the
             June 26, 2002, between LPC, LRGI, and                    Company's Form 10-Q for the quarter ended
             Bank One                                                 June 30, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("June 30, 2002 Form 10-Q")

10-202       Agreement dated as of April 30, 2002,                    Incorporated by reference from Exhibit 10-8 to the
             between LPC and CIT                                      Company's Form 10-Q for the quarter ended
                                                                      June 30, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("June 30, 2002 Form 10-Q")

10-203       Agreement dated as of July 31, 2002,                     Incorporated by reference from Exhibit 10-9 to the
             between LPC and CIT                                      Company's Form 10-Q for the quarter ended
                                                                      June 30, 2002 located under Securities and Exchange
                                                                      Commission file No. 0-3252
                                                                      ("June 30, 2002 Form 10-Q")

10-204       Agreement relating to 14% Junior                         Incorporated by reference from Exhibit 10-1 to the
             Subordinated Notes dated as of October 31,               Company's Form 10-Q for the quarter ended
             2002, between LPC and Michael A. Lubin                   September 30, 2002 located under Securities and
                                                                      Exchange Commission file No. 0-3252
                                                                      ("September 30, 2002 Form 10-Q")

10-205       Agreement relating to Junior Subordinated                Incorporated by reference from Exhibit 10-2 to the
             Convertible Increasing Rate Note dated as                Company's Form 10-Q for the quarter ended
             of October 31, 2002, among LPC, Michael                  September 30, 2002 located under Securities and
             A. Lubin, and Warren Delano                              Exchange Commission file No. 0-3252
                                                                      ("September 30, 2002 Form 10-Q")

10-206       Agreement dated as of August 29, 2002,                   Incorporated by reference from Exhibit 10-3 to the
             between LPC and Congress                                 Company's Form 10-Q for the quarter ended
                                                                      September 30, 2002 located under Securities and
                                                                      Exchange Commission file No. 0-3252
                                                                      ("September 30, 2002 Form 10-Q")

10-207       Agreement dated as of August 29, 2002,                   Incorporated by reference from Exhibit 10-4 to the
             between LRGI and Congress                                Company's Form 10-Q for the quarter ended
                                                                      September 30, 2002 located under Securities and
                                                                      Exchange Commission file No. 0-3252
                                                                      ("September 30, 2002 Form 10-Q")

10-208       Agreement dated as of September 2, 2002,                 Incorporated by reference from Exhibit 10-5 to the
             among LPC, LRGI, and Congress                            Company's Form 10-Q for the quarter ended
                                                                      September 30, 2002 located under Securities and
                                                                      Exchange Commission file No. 0-3252
                                                                      ("September 30, 2002 Form 10-Q")

10-209       Agreement dated as of October 31, 2002,                  Incorporated by reference from Exhibit 10-6 to the
             between LPC and Congress                                 Company's Form 10-Q for the quarter ended
                                                                      September 30, 2002 located under Securities and
                                                                      Exchange Commission file No. 0-3252
                                                                      ("September 30, 2002 Form 10-Q")

10-210       Agreement dated as of October 31, 2002,                  Incorporated by reference from Exhibit 10-7 to the
             between LRGI and Congress                                Company's Form 10-Q for the quarter ended
                                                                      September 30, 2002 located under Securities and
                                                                      Exchange Commission file No. 0-3252
                                                                      ("September 30, 2002 Form 10-Q")

10-211       Agreement dated as of October 31, 2002,                  Incorporated by reference from Exhibit 10-8 to the
             among LPC, LRGI, and Congress                            Company's Form 10-Q for the quarter ended
                                                                      September 30, 2002 located under Securities and
                                                                      Exchange Commission file No. 0-3252
                                                                      ("September 30, 2002 Form 10-Q")

10-212       Amendment No. 16 to Credit Facility and                 Incorporated by reference from Exhibit 10-9 to the
             Security Agreement dated as of July 31,                 Company's Form 10-Q for the quarter ended
             2002, among LPC, LRGI, and Bank One                     September 30, 2002 located under Securities and
                                                                     Exchange Commission file No. 0-3252
                                                                     ("September 30, 2002 Form 10-Q")

10-213       Eighth Amendment Agreement dated                        Incorporated by reference from Exhibit 10-10 to the
             September 20, 2002, between LPC, LRGI,                  Company's Form 10-Q for the quarter ended
             and Bank One                                            September 30, 2002 located under Securities and
                                                                     Exchange Commission file No. 0-3252
                                                                     ("September 30, 2002 Form 10-Q")

10-214       Agreement dated as of October 31, 2002,                 Incorporated by reference from Exhibit 10-11 to the
             among LPC, LRGI, and Bank One                           Company's Form 10-Q for the quarter ended
                                                                     September 30, 2002 located under Securities and
                                                                     Exchange Commission file No. 0-3252
                                                                     ("September 30, 2002 Form 10-Q")

10-215       Ninth Amendment Agreement dated                         Incorporated by reference from Exhibit 10-12 to the
             November 1, 2002, between LPC, LRGI,                    Company's Form 10-Q for the quarter ended
             and Bank One                                            September 30, 2002 located under Securities and
                                                                     Exchange Commission file No. 0-3252
                                                                     ("September 30, 2002 Form 10-Q")

10-216       Amendment No. 8 to Loan and Security                    Incorporated by reference from Exhibit 10-13 to the
             Agreement dated as of August 31, 2002,                  Company's Form 10-Q for the quarter ended
             between LPC and CIT                                     September 30, 2002 located under Securities and
                                                                     Exchange Commission file No. 0-3252
                                                                     ("September 30, 2002 Form 10-Q")

10-217       Agreement dated as of October 31, 2002,                 Incorporated by reference from Exhibit 10-14 to the
             between LPC and CIT                                     Company's Form 10-Q for the quarter ended
                                                                     September 30, 2002 located under Securities and
                                                                     Exchange Commission file No. 0-3252
                                                                     ("September 30, 2002 Form 10-Q")

10-218       Agreement relating to 14% Junior                        Filed with this Form 10-K
             Subordinated Notes dated as of January 31,
             2003, between LPC and Michael A. Lubin

10-219       Agreement relating to Junior Subordinated               Filed with this Form 10-K
             Convertible Increasing Rate Note

10-220       Agreement dated as of January 3, 2003,                  Filed with this Form 10-K
             between LPC and Congress

10-221       Agreement dated as of January 3, 2003,                  Filed with this Form 10-K
             between LRGI and Congress

10-222       Agreement dated as of January 3, 2003,                   Filed with this Form 10-K
             among LPC, LRGI, and Congress

10-223       Agreement dated as of February 14, 2003,                 Filed with this Form 10-K
             between LPC and Congress

10-224       Agreement dated as of February 14, 2003,                 Filed with this Form 10-K
             between LRGI and Congress

10-225       Agreement dated as of February 17, 2003,                 Filed with this Form 10-K
             among LPC, LRGI, and Congress

10-226       Agreement dated as of January 31, 2003,                  Filed with this Form 10-K
             between LPC and CIT

10-227       Tenth Amendment Agreement dated January                  Filed with this Form 10-K
             2, 2003, between LPC, LRGI, and Bank One

10-228       Agreement dated as of January 31, 2003,                  Filed with this Form 10-K
             among LPC, LRGI, and Bank One

10-229       Eleventh Amendment Agreement dated                       Filed with this Form 10-K
             February 17, 2003, between LPC, LRGI, and
             Bank One

10-230       Agreement dated as of March 28, 2003                     Filed with this Form 10-K
             among LPC, LRGI, and Bank One

21-1         Significant Subsidiary of Registrant

99-1         Certification of Michael A. Lubin, Chairman              Filed with this Form 10-K
             of the Board and Co-Principal Executive
             Officer of the registrant, pursuant to 18
             U.S.C. Section 1350, as
             adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

99-2         Certification of Warren Delano, President                Filed with this Form 10-K
             and Co-Principal Executive Officer of the
             registrant, pursuant to 18 U.S.C. Section
             1350, as adopted pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002.

99-3         Certification of Dennis J. Welhouse, Chief               Filed with this Form 10-K
             Financial Officer and Principal Financial
             Officer of the registrant, pursuant to 18
             U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of
             2002.

