Form 10-Q
period 2003-03-31
LEXINGTON PRECISION CORP
filed 2003-05-15
CIK 12570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes[ ] No[X]

     AS OF MAY 13, 2003, THERE WERE 4,828,036 SHARES OF COMMON STOCK OF THE
                            REGISTRANT OUTSTANDING.

 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

================================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements....................................................     1

Item 2.  Management's Discussion and Analysis of Financial Condition

          and Results of Operations.............................................     14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............     22

Item 4.  Controls and Procedures................................................     23

PART II. OTHER INFORMATION

Item 3.  Defaults on Senior Securities..........................................     24

Item 6.  Exhibits and Reports on Form 8-K.......................................     24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                            ----------------------
                                                                               2003         2002
                                                                               ----         ----
Net sales                                                                   $  32,383     $ 30,244

Cost of sales                                                                  28,653       27,276
                                                                            ---------     --------

   Gross profit                                                                 3,730        2,968

Selling and administrative expenses                                             2,092        2,255

Plant closure costs                                                                 -          522
                                                                            ---------     --------

   Income from operations                                                       1,638          191

Interest expense                                                                1,780        1,796
                                                                            ---------     --------

   Loss before income taxes                                                      (142)      (1,605)

Income tax provision                                                               27           21
                                                                            ---------     --------

   Net loss                                                                 $    (169)    $ (1,626)
                                                                            =========     ========

Per share data:

   Basic and diluted net loss applicable to common stockholders             $   (0.04)    $  (0.34)
                                                                            =========     ========

See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 MARCH 31,       DECEMBER 31,
                                                                   2003             2002
                                                                ----------       ------------
ASSETS:
Current assets:
   Cash                                                         $    1,617        $    1,753
   Accounts receivable, net                                         20,767            16,411
   Inventories, net                                                  9,350             8,841
   Prepaid expenses and other current assets                         2,847             3,682
   Deferred income taxes                                             2,304             2,304
                                                                ----------        ----------
      Total current assets                                          36,885            32,991

Property, plant, and equipment, net                                 47,432            49,029
Goodwill                                                             7,831             7,831
Other assets, net                                                    2,320             2,294
                                                                ----------        ----------

          Total assets                                          $   94,468        $   92,145
                                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
   Accounts payable                                             $   10,674        $   10,798
   Accrued expenses, excluding accrued interest                      7,031             6,256
   Accrued interest expense                                         13,988            12,875
   Short-term debt                                                  71,018            69,665
   Current portion of long-term debt                                   840             1,467
                                                                ----------        ----------
      Total current liabilities                                    103,551           101,061
                                                                ----------        ----------

Long-term debt, excluding current portion                            1,048             1,117
                                                                ----------        ----------

Deferred income taxes and other long-term liabilities                2,900             2,836
                                                                ----------        ----------

Series B preferred stock                                               330               330
                                                                ----------        ----------

Stockholders' deficit:
   Common stock, $0.25 par value, 10,000,000 shares
    authorized, 4,828,036 shares issued                              1,207             1,207
   Additional paid-in-capital                                       12,960            12,960
   Accumulated deficit                                             (27,528)          (27,366)
                                                                ----------        ----------
      Total stockholders' deficit                                  (13,361)          (13,199)
                                                                ----------        ----------

          Total liabilities and stockholders' deficit           $   94,468        $   92,145
                                                                ==========        ==========

See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                         ----------------------------
                                                                            2003              2002
                                                                            ----              ----
OPERATING ACTIVITIES:

  Net loss                                                               $     (169)       $   (1,626)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                                              2,606             2,866
    Amortization included in operating expense                                  165               183
    Amortization included in interest expense                                   143                36
    Changes in operating assets and liabilities that
     provided (used) cash:
       Accounts receivable, net                                              (4,356)           (3,188)
       Inventories, net                                                        (509)              283
       Prepaid expenses and other current assets                                695               204
       Accounts payable                                                        (124)            1,307
       Accrued expenses, excluding interest expense                             775               636
       Accrued interest expense                                               1,113               879
       Other long-term liabilities                                               64                14
   Other                                                                        (13)               16
                                                                         ----------        ----------
       Net cash provided by operating activities                                390             1,610
                                                                         ----------        ----------

INVESTING ACTIVITIES:

  Purchases of property, plant, and equipment                                  (899)             (778)
  Net decrease (increase) in equipment deposits                                 (47)               38
  Expenditures for tooling owned by customers                                   (77)             (243)
  Other                                                                         151                 3
                                                                         ----------        ----------
       Net cash used by investing activities                                   (872)             (980)
                                                                         ----------        ----------

FINANCING ACTIVITIES:

  Net increase in loans under revolving line of credit                        3,142             2,128
  Repayment of term notes and other debt                                     (2,591)           (2,876)
  Deferred financing charges                                                   (205)              (10)
                                                                         ----------        ----------
       Net cash provided (used) by financing activities                         346              (758)
                                                                         ----------        ----------

Net decrease in cash                                                           (136)             (128)
Cash at beginning of period                                                   1,753               189
                                                                         ----------        ----------

Cash at end of period                                                    $    1,617        $       61
                                                                         ==========        ==========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all the information and footnotes included in the Company's annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2002.

         Subject to the Company's ability to successfully restructure its indebtedness as discussed below, in the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2003, and the Company's results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. All such adjustments were of a normal, recurring nature.

         The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

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

         The Company has been in default on its 12 3/4% senior subordinated notes since February 1, 2000, when it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, the Company commenced an exchange offer for the 12 3/4% senior subordinated notes. The exchange offer was amended on March 7, 2003. If the amended exchange offer is consummated, at least 99% of the 12 3/4% senior subordinated notes will be exchanged for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the amended exchange offer is consummated, which accrued interest will total $499.375 for each $1,000 principal amount of 12 3/4% senior subordinated notes assuming the amended exchange offer is consummated on July 1, 2003. Interest on the 11 1/2% senior subordinated notes will accrue from the date the amended exchange offer is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 11 1/2% senior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the amended exchange offer is consummated, the Company will pay a participation fee of 3% of the principal amount of 12 3/4% senior subordinated notes that are exchanged. The Company's senior, secured lenders and the holder of the junior subordinated notes have waived the cross-default provisions with respect to the default on the senior subordinated notes through May 19, 2003, and August 1, 2003, respectively. The current expiration date of the amended exchange offer is May 15, 2003. One of the conditions to the consummation of the amended exchange offer is the tender for exchange of at least 99%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

of the senior subordinated notes. As of May 13, 2003, the Company had received tenders of $27,209,000 principal amount of 12 3/4% senior subordinated notes, or 99.3% of the notes. There are additional conditions to the consummation of the amended exchange offer that may not be satisfied by the expiration date.

         The Company has reached an agreement with the holders of its 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, the Company will exchange new 12 1/2% junior subordinated notes due November 1, 2007, for the existing 14% junior subordinated notes, and the accrued interest on the 14% junior subordinated notes for the period November 1, 1999, through the day before the restructuring is consummated, which will total $213,000 assuming the restructuring is consummated on July 1, 2003, will be converted into shares of the Company's common stock at a price of $2.27 per share. Interest on the 12 1/2% junior subordinated notes will accrue from the date the restructuring is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 12 1/2% junior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through November 1, 2007. If the restructuring is completed, the Company also will pay a participation fee of 3% of the principal amount of 14% junior subordinated notes.

         The Company has been in default on its senior, unsecured note, since April 30, 2002, when it did not make the payments of principal, in the amount of $7,500,000, and interest, in the amount of $78,000, that were due on that date. If the other aspects of the financial restructuring program are completed, the Company has proposed to repurchase the senior, unsecured note for $5,550,000, plus interest from November 1, 2002, to the date the amended exchange offer is consummated, at the prime rate. The Company's senior, secured lenders and the holders of the junior subordinated notes have waived the cross-default provisions with respect to the default on the senior, unsecured note through May 19, 2003, and August 1, 2003, respectively.

         The Company is currently in discussions with several lenders regarding a refinancing of its senior, secured credit facilities.

         The Company can give no assurance that it will be able to consummate the amended exchange offer, restructure the senior, unsecured note, or refinance its senior, secured credit facilities on satisfactory terms. If the Company is unable to do so, it may file a petition under the federal bankruptcy code in order to effect a debt restructuring on terms substantially similar to those discussed above, or on other terms. Although the Company believes that such a debt restructuring could be accomplished without material disruption to its operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on the Company's operations and financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 -- INVENTORIES

         Inventories at March 31, 2003, and December 31, 2002, are set forth below (dollar amounts in thousands):

                                            MARCH 31,        DECEMBER 31,
                                              2003              2002
                                           ----------        -----------
Finished goods                             $    3,179         $    3,580
Work in process                                 3,408              2,493
Raw materials and purchased parts               2,763              2,768
                                           ----------         ----------

                                           $    9,350         $    8,841
                                           ==========         ==========

NOTE 3 -- PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at March 31, 2003, and December 31, 2002, are set forth below (dollar amounts in thousands):

                                            MARCH 31,        DECEMBER 31,
                                              2003              2002
                                           ----------        -----------
Land                                       $    2,314         $    2,314
Buildings                                      22,945             22,935
Equipment                                     114,202            113,291
                                           ----------         ----------
                                              139,461            138,540
Accumulated depreciation                       92,029             89,511
                                           ----------         ----------

   Property, plant, and equipment, net     $   47,432         $   49,029
                                           ==========         ==========

NOTE 4 -- ACCRUED INTEREST EXPENSE

         At March 31, 2003, and December 31, 2002, accrued interest expense included $12,815,000 and $11,941,000, respectively, of accrued interest expense on the 12 3/4% senior subordinated notes, and $938,000 and $703,000, respectively, of accrued interest on the senior, unsecured note.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -- DEBT

         Debt at March 31, 2003, and December 31, 2002, is set forth below (dollar amounts in thousands):

                                            MARCH 31,        DECEMBER 31,
                                              2003              2002
                                           ----------        ------------
Short-term debt:
     Revolving line of credit              $   18,577         $   15,435
     Secured, amortizing term notes            17,182             18,971
     Senior, unsecured note                     7,500              7,500
     Senior subordinated notes                 27,412             27,412
     Junior subordinated notes                    347                347
                                           ----------         ----------
         Subtotal                              71,018             69,665
     Current portion of long-term debt            840              1,467
                                           ----------         ----------

         Total short-term debt                 71,858             71,132
                                           ----------         ----------

Long-term debt:
     12% secured term note                      1,061              1,119
     Unsecured, amortizing term notes              48                643
     Other                                        779                822
                                           ----------         ----------
         Subtotal                               1,888              2,584
     Less current portion                        (840)            (1,467)
                                           ----------         ----------

         Total long-term debt                   1,048              1,117
                                           ----------         ----------

              Total debt                   $   72,906         $   72,249
                                           ==========         ==========

         REVOLVING LINE OF CREDIT

         The Company's revolving line of credit is currently scheduled to expire on May 21, 2003. The Company intends to replace the revolving line of credit with a revolving line of credit provided by a new lender or to negotiate an extension of the May 21, 2003, expiration date with its existing lender. The Company can give no assurance that it will be able to replace or extend the revolving line of credit.

         At March 31, 2003, availability under the revolving line of credit totaled $1,200,000, before outstanding checks of $952,000 were deducted. At March 31, 2003, loans outstanding under the revolving line of credit accrued interest at one percent over the prime rate, which equated to 5.25%.

         The loans outstanding under the Company's revolving line of credit are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc., a subsidiary of the Company.

         The lenders providing loans under the Company's revolving line of credit have waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through May 19, 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         SECURED, AMORTIZING TERM NOTES

         Secured, amortizing term notes outstanding at March 31, 2003, and December 31, 2002, are set forth below (dollar amounts in thousands):

                                                                                        MARCH 31,       DECEMBER 31,
                                                                                          2003             2002
                                                                                        ---------       ------------
Term notes payable in equal monthly principal installments based on a 180-month amortization schedule, final maturities in 2003, prime
  rate plus 3/4%                                                                        $   1,929        $   1,988
Term note payable in equal monthly principal installments based on a 180-month amortization schedule, final maturity in 2003, prime
  rate plus 3/4%                                                                              951              978
Term note payable in equal monthly principal installments based on a 180-month amortization schedule, final maturity in 2003, prime
  rate plus 3/4%                                                                            1,877            1,927
Term note payable in equal monthly principal installments, final
  maturity in 2003, prime rate                                                                  -               45
Term note payable in equal monthly principal installments, final
  maturity in 2003, prime rate plus 1%                                                          -               10(1)
Term note payable in equal monthly principal installments, final
  maturities in 2003, LIBOR plus 2 3/4%                                                        27              107
Term notes payable in equal monthly principal installments, final
  maturities in 2004, LIBOR plus 2 3/4%                                                       392              476
Term note payable in equal monthly principal installments, final
  maturity in 2004, prime rate and LIBOR plus 2 1/2%                                          318              386
Term notes payable in equal monthly principal installments, final
  maturities in 2004, prime rate plus 1%                                                    3,144(1)         3,846(1)
Term note payable in equal monthly principal installments, final
  maturity in 2005, LIBOR plus 2 1/2%                                                         522              579
Term note payable in equal monthly principal installments, final
  maturity in 2005, prime rate plus 1%                                                        549(1)           609(1)
Term note payable in equal monthly principal installments, final
  maturity in 2006, prime rate                                                                249              270
Term notes payable in equal monthly principal installments, final
  maturities in 2006, prime rate plus 1%                                                    4,494(1)         4,847(1)
Term notes payable in equal monthly installments, final maturity in
  2007, prime rate plus 1%                                                                  2,730(1)         2,903(1)
                                                                                        ---------        ---------

                                                                                        $  17,182        $  18,971
                                                                                        =========        =========

         (1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan. The revolving line of credit is currently scheduled to mature on May 21, 2003.

         At March 31, 2003, and December 31, 2002, the secured, amortizing term notes were classified as short-term debt because the Company's lenders had granted waivers, for a period of less than one year,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

of the cross-default provisions of such term notes with respect to the default on the senior subordinated notes and the senior, unsecured note or because the revolving line of credit was scheduled to expire in less than one year.

         The secured, amortizing term notes are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc.

         The lenders providing secured, amortizing term notes have waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through May 19, 2003, and August 1, 2003.

         SENIOR, UNSECURED NOTE

         The senior, unsecured note, which matured on April 30, 2002, is senior in right of payment to the senior subordinated notes and the junior subordinated notes. The senior, unsecured note currently bears interest at 12 1/2% per annum. On April 30, 2002, the Company did not make the payments of principal and interest then due on the senior, unsecured note in the amounts of $7,500,000 and $78,000, respectively, and the Company has not made any payments on the senior, unsecured note since that date. At March 31, 2003, the accrued and unpaid interest on the senior, unsecured note totaled $938,000. For more information about the senior, unsecured note, refer to Note 1.

         SENIOR SUBORDINATED NOTES

         The senior subordinated notes, which matured on February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future secured debt and to the payment of the senior, unsecured note. The senior subordinated notes currently bear interest at 12 3/4% per annum. On February 1, 2000, the Company did not make the payments of principal and interest then due on the senior subordinated notes in the amounts of $27,412,000 and $1,748,000, respectively, and the Company has not made any payments on the senior subordinated notes since that date. At March 31, 2003, the accrued and unpaid interest on the senior subordinated notes totaled $12,815,000. For more information about the senior subordinated notes, refer to
Note 1.

         JUNIOR SUBORDINATED NOTES

         The junior subordinated notes are due on August 1, 2003, and are subordinated in right of payment to all existing and future secured debt of the Company, the senior, unsecured note, and the senior subordinated notes. The junior subordinated notes bear interest at 14% per annum. The holders of the junior subordinated notes have deferred until August 1, 2003, the interest payments that were due on or after February 1, 2000, and have waived the cross-default provisions with respect to the default on the senior, unsecured note and the senior subordinated notes. At March 31, 2003, the accrued and unpaid interest on the junior subordinated notes totaled $201,000. For more information on the junior subordinated notes, refer to Note 1.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         12% SECURED TERM NOTE

         The 12% secured term note is payable in sixty equal, monthly installments of principal and interest that commenced on November 30, 2001. The 12% secured term note has no cross-default provision with respect to defaults on any of the Company's other debt.

         RESTRICTIVE COVENANTS

         Certain of the Company's financing arrangements contain covenants that require the Company to maintain minimum levels of working capital, net worth, and cash flow coverage. The covenants also place certain restrictions and limitations on the Company's business and operations, including the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of the Company's assets, the purchase of property, plant, and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, most of the Company's financing agreements include cross-default provisions.

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

NOTE 6 -- SERIES B PREFERRED STOCK

         At March 31, 2003, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100 per share. As a result of the default on the senior subordinated notes, the Company has been prohibited from making any dividend payments on, or redemptions of, the series B preferred stock since February 2000. At March 31, 2003, the Company was in arrears in the payment of thirteen dividends on the series B preferred stock in the aggregate amount of $86,000 and in the redemption of 1,350 shares of series B preferred stock for $270,000.

NOTE 7 -- INCOME TAXES

         At March 31, 2003, and December 31, 2002, the Company's net deferred income tax assets were fully offset by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2003 and 2002, consisted of estimated state income taxes payable.

NOTE 8 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net income or loss per common share for the three-month periods ended March 31, 2003 and 2002, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's $8 cumulative convertible preferred stock, series B, was not dilutive for the three-month periods ended March 31, 2003 and 2002. As a result, the calculations of diluted net income or loss per common share set forth below do not reflect any pro forma conversion.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         For purposes of calculating earnings per share, earnings are reduced by
(1) preferred stock dividend payments and (2) the amount by which payments made to redeem preferred stock exceeded the par value of such shares. During the three-month periods ended March 31, 2003 and 2002, the Company did not pay any dividends on, or redeem any shares of, the series B preferred stock.

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                     ------------------------
                                                       2003           2002
                                                       ----           ----
Numerator-- loss applicable to common stockholders   $    (169)     $  (1,626)
                                                     =========      =========

Denominator-- weighted average common shares             4,828          4,828
                                                     =========      =========

Basic and diluted net loss applicable to common
  stockholders                                       $   (0.04)     $   (0.34)
                                                     =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month periods ended March 31, 2003 and 2002, is summarized below (dollar amounts in thousands):

                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                               -------------------------
                                                  2003           2002
                                                  ----           ----
NET SALES:
    Rubber Group                               $   26,722     $   23,953
    Metals Group                                    5,661          6,291
                                               ----------     ----------

       Total net sales                         $   32,383     $   30,244
                                               ==========     ==========
INCOME (LOSS) FROM OPERATIONS:
    Rubber Group                               $    2,812     $    2,490
    Metals Group                                     (583)        (1,716)
                                               ----------     ----------
       Subtotal                                     2,229            774
    Corporate Office                                 (591)          (583)
                                               ----------     ----------

       Total income from operations            $    1,638     $      191
                                               ==========     ==========
ASSETS:
    Rubber Group                               $   65,645     $   70,656
    Metals Group                                   23,239         25,675
                                               ----------     ----------
       Subtotal                                    88,884         96,331
    Corporate Office                                5,584          4,085
                                               ----------     ----------

       Total assets                            $   94,468     $  100,416
                                               ==========     ==========
DEPRECIATION AND AMORTIZATION (1):
    Rubber Group                               $    1,875     $    2,000
    Metals Group                                      887          1,028
                                               ----------     ----------
       Subtotal                                     2,762          3,028
    Corporate Office                                    9             21
                                               ----------     ----------

       Total depreciation and amortization     $    2,771     $    3,049
                                               ==========     ==========
CAPITAL EXPENDITURES (2):
    Rubber Group                               $      827     $      663
    Metals Group                                      176            115
                                               ----------     ----------
       Subtotal                                     1,003            778
    Corporate Office                                    2              -
                                               ----------     ----------

       Total capital expenditures              $    1,005     $      778
                                               ==========     ==========

         (1) Does not include amortization of deferred financing expenses, which totaled $143,000 and $36,000 during the three-month periods ended March 31, 2003 and 2002, respectively, and which is included in interest expense in the consolidated financial statements.

         (2) Capital expenditures for the three-month period ended March 31, 2003, include $106,000 of equipment purchased under a capital lease obligation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 -- PLANT CLOSURE

         During the fourth quarter of 2001, the Company was notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. As a result of the subsequent reduction in sales at the Arizona facility, the Company closed the facility in 2002. At March 31, 2003, the book value of the remaining Arizona assets totaled $2,046,000, which included $1,696,000 for the land and building and $341,000 for equipment.

         The following table sets forth certain operating data of the Arizona facility for the three-month periods ended March 31, 2003 and 2002 (dollar amounts in thousands):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ------------------------
                                                                 2003        2002
                                                                 ----        ----
Net sales                                                     $       -    $     332
                                                              =========    =========
Operating loss before nonrecurring costs                      $    (155)   $    (701)
                                                              ---------    ---------
Nonrecurring plant closure costs:
      Severance and other employee termination costs                  -          246
      Asset relocation costs                                          -          166
      Other costs                                                     -          110
                                                              ---------    ---------
          Subtotal                                                    -          522
                                                              ---------    ---------
Operating loss                                                $    (155)   $  (1,233)
                                                              =========    =========
Depreciation included in operating loss                       $      54    $     265
                                                              =========    =========

         The operating loss recorded during the first quarter of 2003 resulted primarily from the cost of maintaining, insuring, protecting, and depreciating the building and the remaining equipment in the facility.

NOTE 11 -- OTHER COMPREHENSIVE INCOME

         Comprehensive income for the three-month periods ended March 31, 2003 and 2002, net of applicable income tax, if any, is set forth below:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                  2003        2002
                                                                  ----        ----
Net loss                                                      $     (169)  $  (1,626)
Other comprehensive income:
     Unrealized gain on marketable securities                          -          70
                                                              ----------   ---------
Comprehensive income                                          $     (169)  $  (1,556)
                                                              ==========   =========

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

             -   product warranty claims,

             - labor interruptions at our facilities or at our customers' facilities,

             - the impact on our operations of the defaults on our indebtedness, and

             - our inability to obtain additional borrowings or to refinance our existing indebtedness.

         Because we have substantial borrowings for a company our size and because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than it would have upon a company of the same size with less debt.

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

RESULTS OF OPERATIONS-- FIRST QUARTER OF 2003 VERSUS FIRST QUARTER OF 2002

         The following table sets forth our consolidated operating results for the three-month periods ended March 31, 2003 and 2002, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA (dollar amounts in thousands):

                                                       THREE MONTHS ENDED MARCH 31
                                                -----------------------------------------
                                                       2003                   2002
                                                ------------------     ------------------
Net sales                                       $  32,383    100.0%    $  30,244    100.0%

Cost of sales                                      28,653     88.5        27,276     90.2
                                                ---------  -------     ---------    -----

Gross profit                                        3,730     11.5         2,968      9.8

Selling and administrative expenses                 2,092      6.5         2,255      7.5

Plant closure costs(1)                                  -        -           522      1.7
                                                ---------  -------     ---------     ----

Income from operations                              1,638      5.0           191      0.6

Add back: depreciation and amortization(2)          2,771      8.6         3,049     10.1
                                                ---------  -------     ---------    -----

EBITDA(3)                                       $   4,409     13.6%    $   3,240     10.7%
                                                =========  =======     =========    =====

Net cash provided by operating activities (4)   $     390      1.2%    $   1,610      5.3%
                                                =========  =======     =========    =====

         (1) In 2002, we closed our metal machining facility in Casa Grande, Arizona. In connection with the closing, we recorded plant closing costs of $522,000 during the first quarter of 2002. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

         (2) Does not include amortization of deferred financing expenses, which totaled $143,000 and $36,000 during the first quarters of 2003 and 2002, respectively, and which is included in interest expense in the consolidated financial statements.

         (3) EBITDA is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to incur and to service debt. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

         (4) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I, Item 1.

         Our net sales for the first quarter of 2003 were $32,383,000, compared to net sales of $30,244,000 for the first quarter of 2002, an increase of $2,139,000, or 7.1%. The increase in net sales was principally a result of increased net sales of rubber components and machined metal components, offset, in part, by reduced sales of diecast components. EBITDA for the first quarter of 2003 was $4,409,000, or 13.6% of net sales, compared to EBITDA of $3,240,000, or 10.7% of net sales, for 2002. The increase in EBITDA was primarily a result of a $992,000 increase in EBITDA at our Metals Group.

         Cash flows from operations for the first quarter of 2003 totaled $390,000, compared to $1,610,000 for the first quarter of 2002. Please refer to the Consolidated Statement of Cash Flows in Part I, Item 1 for a comparison of the quarter to quarter changes in our individual operating activities and to our discussion of operating activities under the caption "Liquidity and Capital Resources" in this Part I, Item 2.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the three-month periods ended March 31, 2003 and 2002.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the three-month periods ended March 31, 2003 and 2002, and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                       THREE MONTHS ENDED MARCH 31
                                                -----------------------------------------
                                                        2003                  2002
                                                ------------------     ------------------
Net sales                                       $ 26,722     100.0%    $ 23,953     100.0%

Cost of sales                                     22,769      85.2       20,336      84.9
                                                --------   -------     --------   -------

Gross profit                                       3,953      14.8        3,617      15.1

Selling and administrative expenses                1,141       4.3        1,127       4.7
                                                --------   -------     --------   -------

Income from operations                             2,812      10.5        2,490      10.4

Add back: depreciation and amortization            1,875       7.0        2,000       8.3
                                                --------   -------     --------   -------

EBITDA                                          $  4,687      17.5%    $  4,490      18.7%
                                                ========   =======     ========   =======

         During the first quarter of 2003, net sales of the Rubber Group increased by $2,769,000, or 11.6%, compared to the first quarter of 2002. This increase was primarily due to increased unit sales of all three of the Rubber Groups main product lines: connector seals for automotive wiring systems, insulators for automotive ignition wire sets, and medical components. The increase in first quarter net sales was offset, in part, by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales increased slightly during the first quarter of 2003 to 85.2% of net sales from 84.9% of net sales during the first quarter of 2002, primarily because of increased costs for sorting and repair, which were caused by quality problems encountered in the manufacture of a certain type of connector seal. We believe that these additional sorting and repair costs will start to abate in the third quarter of 2003 as we start to implement improved manufacturing processes and automated inspection and repair equipment. These increased costs were offset, in part, by reduced depreciation and amortization expenses.

         Selling and administrative expenses as a percentage of net sales decreased during the first quarter of 2003, compared to the first quarter of 2002, primarily because certain of our selling and administrative expenses are fixed, or partially fixed, in nature.

         During the first quarter of 2003, income from operations totaled $2,812,000, an increase of $322,000, or 12.9%, compared to the first quarter of 2002. EBITDA for the first quarter of 2003 was $4,687,000, or 17.5% of net sales, compared to $4,490,000, or 18.7% of net sales, during the first quarter of 2002.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the three-month periods ended March 31, 2003 and 2002, and the reconciliation of the Metals Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                       THREE MONTHS ENDED MARCH 31
                                                ----------------------------------------
                                                       2003                   2002
                                                -----------------      -----------------
Net sales                                       $  5,661    100.0%     $  6,291    100.0%

Cost of sales                                      5,884    103.9         6,940    110.3
                                                --------   ------      --------   ------

Gross profit                                        (223)    (3.9)         (649)   (10.3)

Selling and administrative expenses                  360      6.4           545      8.7

Plant closure costs                                    -        -           522      8.3
                                                --------   ------      --------   ------

Income from operations                              (583)   (10.3)       (1,716)   (27.3)

Add back: depreciation and amortization              887     15.7         1,028     16.3
                                                --------   ------      --------   ------

EBITDA                                          $    304      5.4%     $   (688)   (10.9)%
                                                ========   ======      ========   ======

         During the fourth quarter of 2001, we were notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. As a result of the reduction in sales at the Arizona facility, we closed the facility in 2002. At March 31, 2003, the book value of the remaining Arizona assets totaled $2,046,000, which included $1,696,000 for the land and building and $341,000 for equipment.

         The following table sets forth certain operating data of the Arizona facility for the three-month periods ended March 31, 2003 and 2002 (dollar amounts in thousands):

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                       ----------------------
                                                         2003         2002
                                                         ----         ----
Net sales                                              $       -    $     332
                                                       =========    =========

Operating loss before nonrecurring costs               $    (155)   $    (701)
                                                       ---------    ---------

Nonrecurring plant closure costs:

      Severance and other employee termination costs           -          246
      Asset relocation costs                                   -          166
      Other costs                                              -          110
                                                       ---------    ---------
          Subtotal                                             -          522
                                                       ---------    ---------

Operating loss                                         $    (155)   $  (1,233)
                                                       =========    =========

Depreciation included in operating loss                $      54    $     265
                                                       =========    =========

         During the first quarter of 2002, the operating loss, excluding the plant closure costs, resulted primarily from the underabsorption of operating costs due to minimal sales and poor operating efficiencies while the facility was being shut down, and, to a lesser extent, from the cost of maintaining, insuring, protecting, and depreciating the facility and the remaining equipment. The operating loss during the first quarter of 2003 resulted primarily from the ongoing cost to maintain, insure, protect, and depreciate the building and the remaining equipment in the facility.

         During the first quarter of 2003, net sales of the Metals Group decreased by $630,000, or 10.0%, compared to the first quarter of 2002. The decrease resulted from reduced sales of diecast components, primarily due to the off-shore sourcing of certain components, offset, in part, by increased sales of machined metal components resulting primarily from the roll out of certain new business obtained from existing customers.

         Cost of sales, as a percentage of net sales decreased to 103.9% of net sales during the first quarter of 2003 from 110.3% of net sales during the first quarter of 2002, primarily because the gross profit at the Arizona facility improved to negative $125,000 from negative $897,000 in the first quarter of 2002. The Metals Group continued to be negatively affected by relatively high fixed, or partially fixed, operating expenses in a period of low to moderate sales volume.

         Selling and administrative expenses as a percentage of net sales decreased during the first quarter of 2003 compared to the first quarter of 2002, primarily because of the closing of the Arizona facility, which resulted in a reduction in selling and administrative expenses to $30,000 from $326,000 during the first quarter of 2002.

         During the first quarter of 2003, the loss from operations was $583,000 compared to a loss from operations of $1,716,000 during the first quarter of 2002. Excluding the $522,000 of plant closure costs, the loss from operations during the first quarter of 2002, was $1,194,000. EBITDA for the first quarter of 2003 was $304,000, or 5.4% of net sales, an increase of $992,000, compared to the first quarter of 2002.

         PLANT CLOSURE COSTS

         For a discussion of plant closure costs please refer to our discussion of the Metals Group above.

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

         The following table sets forth the operating results of the corporate office for the three-month periods ended March 31, 2003 and 2002, and the reconciliation of the loss from operations to EBITDA (dollar amounts in thousands):

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                 ------------------
                                                   2003      2002
                                                   ----      ----
Loss from operations                             $ (591)   $ (583)

Add back: depreciation and amortization               9        21
                                                 ------    ------
EBITDA                                           $ (582)   $ (562)
                                                 ======    ======

         INTEREST EXPENSE

         During the first quarters of 2003 and 2002, interest expense totaled $1,780,000 and $1,796,000, respectively, which included amortization of deferred financing expenses of $143,000 and $36,000, respectively.

         INCOME TAX PROVISION

         At March 31, 2003, and December 31, 2002, our net deferred income tax assets were fully offset by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2003 and 2002, consisted of estimated state income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first quarter of 2003, our operating activities provided $390,000 of cash. Accounts receivable increased by $4,356,000. The increase was caused primarily by an increase in net sales during March 2003 compared to December 2002, an increase in accounts receivable related to sales of tooling, and, at December 31, 2002, a payment by one customer of approximately $450,000 of invoices in advance of their scheduled due dates. Inventories increased by $509,000, or 5.8%, primarily because of the production of safety stocks in order to satisfy customer requirements during periods of high demand. Prepaid expenses and other current assets decreased by $695,000, primarily because of a reduction in the amount of unbilled tooling being manufactured or purchased by us for sale to our customers. Accrued interest expense increased by $1,113,000, reflecting additional interest accrued during the quarter on our senior, unsecured note, our senior subordinated notes, and our junior subordinated notes.

         INVESTING ACTIVITIES

         During the first quarter of 2003, our investing activities used $872,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the corporate office totaled $721,000, $176,000, and $2,000, respectively, primarily for the purchase of equipment. In addition, during the first quarter of 2003, the Rubber Group acquired another $106,000 of production equipment, which was financed under a capital lease obligation. We presently project that capital expenditures during 2003 will total approximately $7,353,000, substantially all of which will be for the purchase of equipment. Capital expenditures for the Rubber Group, the Metals Group, and the corporate office are projected to total approximately $6,285,000, $1,046,000, and $22,000, respectively, during 2003. At March 31, 2003, we had outstanding commitments to purchase property, plant, and equipment of approximately $2,659,000.

         FINANCING ACTIVITIES

         During the first quarter of 2003, our financing activities provided $346,000 of cash. During the first quarter of 2003, we made payments on our amortizing term notes totaling $2,591,000, and we increased the net borrowings under our revolving line of credit by $3,142,000.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit is subject to certain availability formulas based on the levels of our accounts receivable and inventories. Our revolving line of credit is currently scheduled to expire on May 21, 2003. At May 13, 2003 the aggregate principal amount outstanding under our revolving line of credit was $18,007,000. We intend to replace the revolving line of credit with a revolving line of credit provided by a new lender or to negotiate an extension of the May 21, 2003, expiration date with our existing lender. We can give no assurance, however, that we will be able to replace or extend the revolving line of credit on favorable terms, or at all. At March 31, 2003, availability under our revolving line of credit totaled $1,200,000 before outstanding checks of $952,000 were deducted.

         Substantially all of our assets are pledged as collateral for various of our borrowings. A number of our financing arrangements contain covenants that require us to maintain minimum levels of working capital, net worth, and cash flow coverage and other covenants that place certain restrictions on our business and operations, including covenants relating to the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of our assets, the purchase property, plant, and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of our financing arrangements include cross-default provisions.

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

         We are in default in the payment of our senior subordinated notes and our senior, unsecured note, which have outstanding principal amounts of $27,412,000 and $7,500,000, respectively, and accrued interest, as of March 31, 2003, of $12,815,000 and $938,000, respectively. In addition, our revolving line of credit is currently scheduled to expire on May 21, 2003, we have $347,000 of junior subordinated notes that are scheduled to mature during 2003, and we have $9,335,000 of scheduled principal payments on our secured, amortizing term notes during the last nine months of 2003. We estimate that, at existing contractual and market rates, the interest expense on all of our debt during 2003 will be approximately $7,000,000. Interest paid during the first quarters of 2003 and 2002 totaled $524,000 and $881,000, respectively.

         We had a net working capital deficit of $66,666,000 at March 31, 2003, compared to a net working capital deficit of $68,070,000 at December 31, 2002. The net working capital deficit exists primarily because the majority of our debt is in default or subject to short-term waivers of cross defaults. As discussed in more detail below, we are in the process of negotiating extensions or refinancings of all of our matured and maturing debt, although there can be no assurance that we will be successful in this effort. If our debt were refinanced on the terms that are set forth below, we estimate that our monthly interest expense would be approximately $670,000.

         We have been in default on our 12 3/4% senior subordinated notes since February 1, 2000, when we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, we commenced an exchange offer for the 12 3/4% senior subordinated notes. The exchange offer was amended on March 7, 2003. If the amended exchange offer is consummated, at least 99% of the 12 3/4% senior subordinated notes will be exchanged for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the amended exchange offer is consummated, which accrued interest will total $499.375 for each $1,000 principal amount of 12 3/4% senior subordinated notes, assuming the amended exchange offer is consummated on July 1, 2003. Interest on the 11 1/2% senior subordinated notes will accrue from the date the amended exchange offer is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 11 1/2% senior subordinated notes will be issued together with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the amended exchange offer is consummated, we will pay a participation fee of 3% of the principal amount of 12 3/4% senior subordinated notes that are exchanged. Our senior, secured lenders and the holders of the junior subordinated notes have waived the cross-default provisions with respect to the default on the senior subordinated notes through May 19, 2003, and August 1, 2003, respectively. The current expiration date of the amended exchange offer is May 15, 2003. One of the conditions to the consummation of the amended exchange offer is the tender for exchange of at least 99% of the senior subordinated notes. As of May 13, 2003, we had received tenders of $27,209,000 principal amount of 12 3/4% senior subordinated notes, or 99.3% of the notes. There are additional conditions to the consummation of the amended exchange offer that may not be satisfied by the expiration date.

         We have reached an agreement with the holders of our 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, we will exchange new 12 1/2% junior subordinated notes due November 1, 2007, for the existing 14% junior subordinated notes, and the accrued interest on the 14% junior subordinated notes for the period November 1, 1999, through the day before the restructuring is consummated, which will total $213,000, assuming the restructuring is consummated on July 1, 2003, will be converted into shares of our common stock at a price of $2.27 per share. Interest on the 12 1/2% junior subordinated notes will accrue from the date the restructuring is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 12 1/2% junior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through November 1, 2007. If the restructuring is completed, we will also pay a participation fee of 3% of the principal amount of 14% junior subordinated notes.

         We have been in default on our senior, unsecured note since April 30, 2002, when we did not make the payments of principal, in the amount of $7,500,000, and the interest, in the amount of $78,000, that were due on that date. If the other aspects of the financial restructuring program are completed, we have proposed to repurchase the senior, unsecured note for $5,550,000 in cash plus interest on that amount from November 1, 2002, to the date the amended exchange offer is consummated, at the prime rate. Our senior, secured lenders and the holders of the junior subordinated notes have waived the cross-default provisions with respect to the default on the senior, unsecured note through May 19, 2003, and August 1, 2003, respectively.

         We are currently in discussions with several lenders regarding a refinancing of our senior, secured credit facilities.

         We can give no assurance that we will be able to consummate the amended exchange offer, restructure the senior, unsecured note, or refinance our senior, secured credit facilities on satisfactory terms. If we are unable to do so, we may file a petition under the federal bankruptcy code in order to effect a debt restructuring on terms substantially similar to those discussed above, or on other terms. Although we believe that such a debt restructuring could be accomplished without material disruption to our operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on our business, results of operations, cash flows, and financial position. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect those risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At March 31, 2003, we had $35,908,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, the prime rate plus 1%, the prime rate plus 3/4%, or the prime rate. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At March 31, 2003, we had $36,998,000 of outstanding fixed-rate, long-term debt with a weighted-average interest rate of 12.7%, of which $34,912,000 has matured. We have received tenders of over 99% of our 12 3/4% senior subordinated notes in exchange for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the existing 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the exchange is effected, which accrued interest will total $499.375 for each $1,000 principal amount of 12 3/4% senior subordinated notes exchanged, if the exchange offer is consummated on July 1, 2003. The holders of our 14% junior subordinated notes have agreed to exchange the $347,000 principal amount of those notes for new 12 1/2% junior subordinated notes due November 1, 2007, and to convert the accrued interest on the notes into shares of common stock. If the other aspects of the financial restructuring are completed, we have proposed to repurchase our $7,500,000 senior, unsecured note for $5,550,000 plus interest on that amount from November 1, 2002, to the date of repurchase, at the prime rate.

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

         We are in default in respect of our senior, unsecured note because we did not make the payments of principal, in the amount of $7,500,000, and interest, in the amount of $78,000, that were due on April 30, 2002. For more information regarding the default in respect of the senior, unsecured note, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity," in Part I, Item 2, which is incorporated by reference herein.

         (b) We did not pay dividends on our $8 cumulative convertible preferred stock, series B, during the three-month period ended March 31, 2003, in the aggregate amount of $7,000. As of May 13, 2003, we were in arrears in the payment of dividends in the amount of $86,000 and in the making of mandatory redemptions in the amount of $270,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  The following exhibits are filed herewith:

                  10-1 Agreement relating to 14% Junior Subordinated Notes dated as of April 30, 2003, between Lexington Precision Corporation ("LPC") and Michael A. Lubin

                  10-2 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated as of April 30, 2003, among LPC, Michael A. Lubin, and Warren Delano

                  10-3 Agreement dated as of April 4, 2003, between LPC and Congress Financial Corporation ("Congress")

                  10-4 Agreement dated as of April 4, 2003, between Lexington Rubber Group, Inc. ("LRGI") and Congress

                  10-5 Agreement dated as of April 4, 2003, among LPC, LRGI, and Congress

                  10-6 Agreement dated as of April 30, 2003, between LPC and CIT Group/Equipment Financing, Inc.

                  10-7 Twelfth Amendment Agreement dated as of April 4, 2003, between LPC, LRGI, and Bank One, NA

                  10-8 Agreement dated as of April 4, 2003, among LPC, LRGI, and Bank One, NA

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

         (b)      REPORTS ON FORM 8-K

                  On January 10, 2003, we filed a report on Form 8-K that included a press release dated January 10, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from January 10, 2003, to 12 midnight, New York City Time on January 31, 2003, unless further extended.

                  On January 31, 2003, we filed a report on Form 8-K that included a press release dated January 31, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from January 31, 2003, to 12 midnight, New York City Time on February 7, 2003, unless further extended.

                  On February 7, 2003, we filed a report on Form 8-K that included a press release dated February 7, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from February 7, 2003, to 12 midnight, New York City Time on February 12, 2003, unless further extended.

                  On February 12, 2003, we filed a report on Form 8-K that included a press release dated February 12, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from February 12, 2003, to 12 midnight, New York City Time on February 18, 2003, unless further extended.

                  On February 18, 2003, we filed a report on Form 8-K that included a press release dated February 18, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from February 18, 2003, to 12 midnight, New York City Time on February 24, 2003, unless further extended.

                  On February 24, 2003, we filed a report on Form 8-K that included a press release dated February 24, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from February 24, 2003, to 12 midnight, New York City Time on February 28, 2003, unless further extended.

                  On February 28, 2003, we filed a report on Form 8-K that included a press release dated February 28, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from February 28, 2003, to 12 midnight, New York City Time on March 7, 2003, unless further extended.

                  On March 7, 2003, we filed a report on Form 8-K that included a press release dated March 7, 2003, stating that we were amending the terms of our exchange offer with respect to our 12 3/4% Senior Subordinated Notes Due February 1, 2000, and extending the expiration date of our offer to exchange our senior subordinated notes from March 7, 2003, to 12 midnight, New York City Time on March 20, 2003, unless further extended.

                  On March 20, 2003, we filed a report on Form 8-K that included a press release dated March 20, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from March 20, 2003, to 12 midnight, New York City Time on April 3, 2003, unless further extended.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LEXINGTON PRECISION CORPORATION
                                                         (Registrant)

May 14, 2003                                    By: /s/ Michael A. Lubin
   Date                                             ----------------------------
                                                    Michael A. Lubin
                                                    Chairman of the Board

May 14, 2003                                    By: /s/ Warren Delano
   Date                                             ----------------------------
                                                    Warren Delano
                                                    President

May 14, 2003                                    By: /s/ Dennis J. Welhouse
   Date                                             ----------------------------
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

Date: May 14, 2003
                                                /s/ Michael A. Lubin
                                                -------------------------------
                                                Michael A. Lubin
                                                Chairman of the Board
                                                (Co-Principal Executive Officer)

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

Date:   May 14, 2003

                                                /s/ Warren Delano
                                                --------------------------------
                                                Warren Delano
                                                President
                                                (Co-Principal Executive Officer)

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

Date:   May 14, 2003

                                                   /s/ Dennis J. Welhouse
                                                   ----------------------------
                                                   Dennis J. Welhouse
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)