Form 10-Q
period 2003-06-30
LEXINGTON PRECISION CORP
filed 2003-08-14
CIK 12570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2003

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


                                 NOT APPLICABLE
        (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED
                            SINCE LAST REPORT DATE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

      AS OF AUGUST 12, 2003, THERE WERE 4,828,036 SHARES OF COMMON STOCK OF
    THE REGISTRANT OUTSTANDING. (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)


================================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS





PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.............................................1

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................15

Item 3.      Quantitative and Qualitative Disclosures about Market Risk......29

Item 4.      Controls and Procedures.........................................29

PART II.     OTHER INFORMATION

Item 3.      Defaults on Senior Securities...................................30

Item 4.      Submission of Matters to a Vote of Security Holders.............30

Item 6.      Exhibits and Reports on Form 8-K................................31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30                     JUNE 30
                                                        -----------------------    ------------------------
                                                           2003         2002          2003          2002
                                                           ----         ----          ----          ----

Net sales                                               $  30,873     $ 32,996     $  63,256     $  63,240

Cost of sales                                              27,587       28,356        56,240        55,632
                                                         ---------     --------     ---------     ---------

     Gross profit                                           3,286        4,640         7,016         7,608

Selling and administrative expenses                         2,173        2,349         4,265         4,604

Plant closure costs                                             -           87             -           609
                                                         ---------     --------     ---------     ---------

     Income from operations                                 1,113        2,204         2,751         2,395

Interest expense                                            1,760        1,967         3,540         3,763
                                                         ---------     --------     ---------     ---------

     Income (loss) before income taxes                       (647)         237          (789)       (1,368)

Income tax provision                                           27           30            54            51
                                                         ---------     --------     ---------     ---------

     Net income (loss)                                  $    (674)    $    207     $    (843)    $  (1,419)
                                                         =========     ========     =========     =========

Per share data:

     Basic and diluted net income (loss) applicable to
      common stockholders                               $   (0.14)    $   0.04     $   (0.17)    $   (0.29)
                                                         =========     ========     =========     =========







See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                JUNE 30,          DECEMBER 31,
                                                                  2003                2002
                                                             ---------------   -----------------

ASSETS:
Current assets:
     Cash                                                      $   1,644           $    1,753
     Accounts receivable, net                                     19,628               16,411
     Inventories, net                                              9,250                8,841
     Prepaid expenses and other current assets                     2,848                3,682
     Deferred income taxes                                         2,304                2,304
                                                                ---------           ----------
         Total current assets                                     35,674               32,991

Property, plant, and equipment, net                               46,759               49,029
Goodwill                                                           7,831                7,831
Other assets, net                                                  2,320                2,294
                                                                ---------           ----------

              Total assets                                     $  92,584           $   92,145
                                                                =========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                          $  10,686           $   10,798
     Accrued expenses, excluding accrued interest                  7,061                6,256
     Accrued interest expense                                     15,104               12,875
     Short-term debt                                              68,875               69,665
     Current portion of long-term debt                               708                1,467
                                                                ---------           ----------
         Total current liabilities                               102,434              101,061
                                                                ---------           ----------

Long-term debt, excluding current portion                            920                1,117
                                                                ---------           ----------

Deferred income taxes and other long-term liabilities              2,928                2,836
                                                                ---------           ----------

Series B preferred stock                                             330                  330
                                                                ---------           ----------

Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,828,036 shares issued                          1,207                1,207
     Additional paid-in-capital                                   12,960               12,960
     Accumulated deficit                                         (28,195)             (27,366)
                                                                ---------           ----------
         Total stockholders' deficit                             (14,028)             (13,199)
                                                                ---------           ----------

              Total liabilities and stockholders' deficit      $  92,584           $   92,145
                                                                =========           ==========



See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30
                                                                      ---------------------------
                                                                        2003              2002
                                                                        ----              ----

OPERATING ACTIVITIES:

     Net loss                                                        $    (843)        $  (1,419)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                                    5,106             5,635
         Amortization included in operating expense                        296               394
         Amortization included in interest expense                         273               161
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable, net                                  (3,217)           (2,687)
              Inventories, net                                            (409)             (286)
              Prepaid expenses and other current assets                    642               819
              Accounts payable                                            (112)           (1,368)
              Accrued expenses, excluding interest expense                 805             1,353
              Accrued interest expense                                   2,229             2,033
              Other long-term liabilities                                   92                28
         Other                                                              (5)              469
                                                                      ---------         ---------
              Net cash provided by operating activities                  4,857             5,132
                                                                      ---------         ---------

INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                        (2,734)           (1,873)
     Net decrease (increase) in equipment deposits                         (35)               39
     Expenditures for tooling owned by customers                          (113)             (518)
     Other                                                                 202               (10)
                                                                      ---------         ---------
              Net cash used by investing activities                     (2,680)           (2,362)
                                                                      ---------         ---------

FINANCING ACTIVITIES:

     Net increase in loans under revolving line of credit                2,677             2,431
     Repayment of term notes and other debt                             (4,529)           (5,069)
     Deferred financing charges                                           (434)             (239)
                                                                      ---------         ---------
              Net cash used by financing activities                     (2,286)           (2,877)
                                                                      ---------         ---------

Net decrease in cash                                                      (109)             (107)
Cash at beginning of period                                              1,753               189
                                                                      ---------         ---------

Cash at end of period                                                $   1,644         $      82
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

     Subject to the Company's ability to successfully restructure its indebtedness as discussed below, in the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2003, and the Company's results of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the Company's cash flows for the six-month periods ended June 30, 2003 and 2002. All such adjustments were of a normal, recurring nature.

     The results of operations for the three-month and six-month periods ended June, 2003, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

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

     The Company has been in default on its 12 3/4% senior subordinated notes since February 1, 2000, when it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, the Company commenced an exchange offer for the 12 3/4% senior subordinated notes. The exchange offer was amended on March 7, 2003. If the amended exchange offer is consummated, at least 99% of the 12 3/4% senior subordinated notes will be exchanged for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the amended exchange offer is consummated, which accrued interest will total $520.979 for each $1,000 principal amount of 12 3/4% senior subordinated notes assuming the amended exchange offer is consummated on September 2, 2003. Interest on the 11 1/2% senior subordinated notes will accrue from the date the amended exchange offer is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 11 1/2% senior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the amended exchange offer is consummated, the Company will pay a participation fee of 3% of the principal amount of 12 3/4% senior subordinated notes that are exchanged. The Company's senior, secured lenders have waived the cross default provisions with respect to the default on the senior subordinated notes through either September 15, 2003, or October 31, 2003, and the holders of the junior subordinated notes have waived such cross-default provisions through November 1, 2003. The Company plans to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


extend the expiration date of the amended exchange offer, which is currently August 14, 2003. One of the conditions to the consummation of the amended exchange offer is the tender for exchange of at least 99% of the senior subordinated notes. As of August 12, 2003, the Company had received tenders of $27,209,000 principal amount of 12 3/4% senior subordinated notes, or 99.3% of the notes. There are additional conditions to the consummation of the amended exchange offer that may not be satisfied by the expiration date.

     The Company has reached an agreement with the holders of its 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, the Company will exchange new 12 1/2% junior subordinated notes due November 1, 2007, for the existing 14% junior subordinated notes, and the accrued interest on the 14% junior subordinated notes for the period November 1, 1999, through the day before the restructuring is consummated, which will total $221,000 assuming the restructuring is consummated on September 2, 2003, will be converted into shares of the Company's common stock at a price of $2.27 per share. Interest on the 12 1/2% junior subordinated notes will accrue from the date the restructuring is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 12 1/2% junior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through November 1, 2007. If the restructuring is completed, the Company also will pay a participation fee of 3% of the principal amount of 14% junior subordinated notes.

     The Company has been in default on its senior, unsecured note, since April 30, 2002, when it did not make the payments of principal, in the amount of $7,500,000, and interest, in the amount of $78,000, that were due on that date. If the other aspects of the financial restructuring program are completed, the Company has proposed to repurchase the senior, unsecured note for $5,550,000, plus interest from November 1, 2002, to the date the amended exchange offer is consummated, at the prime rate. The Company's senior, secured lenders have waived the cross default provisions with respect to the default on the senior, unsecured note through either September 15, 2003, or October 31, 2003, and the holders of the junior subordinated notes have waived such cross-default provisions through November 1, 2003.

     The Company is currently working with its primary secured lenders on the documents for a new senior, secured credit facility.

     The Company can give no assurance that it will be able to consummate the amended exchange offer, restructure the senior, unsecured note, or refinance its senior, secured credit facility on satisfactory terms. If the Company is unable to do so, it may choose to file a voluntary petition under the federal bankruptcy code in order to effect a debt restructuring on terms substantially similar to those discussed above, or on other terms. Representatives of the four largest holders of the senior subordinated notes, who hold in the aggregate approximately 75% of the notes, have indicated that, if the documentation for the new senior, secured credit facility cannot be completed promptly, they may demand that the Company file a voluntary petition under the federal bankruptcy code or, in the alternative, they may choose to file an involuntary petition against the Company in order to accomplish a debt restructuring, in which case the Company would have twenty days to respond by filing a voluntary petition or seeking the withdrawal or dismissal of such involuntary petition. Although the Company believes that such a debt restructuring could be accomplished without material disruption to its operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on the Company's operations and financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


RECENTLY ISSUED ACCOUNTING STANDARDS

     STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact, if any, that FAS 150 will have on its results of operations or financial position.

NOTE 2 -- INVENTORIES

     Inventories at June 30, 2003, and December 31, 2002, are set forth below (dollar amounts in thousands):

                                             JUNE 30,         DECEMBER 31,
                                               2003               2002
                                           ----------------  ----------------

Finished goods                              $    3,131         $    3,580
Work in process                                  3,491              2,493
Raw materials and purchased parts                2,628              2,768
                                             ----------         ----------

                                            $    9,250         $    8,841
                                             ==========         ==========

NOTE 3 -- PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at June 30, 2003, and December 31, 2002, are set forth below (dollar amounts in thousands):

                                               JUNE 30,         DECEMBER 31,
                                                 2003               2002
                                            -----------------  ----------------

Land                                          $    2,350         $    2,314
Buildings                                         23,075             22,935
Equipment                                        115,756            113,291
                                               ----------         ----------
                                                 141,181            138,540
Accumulated depreciation                          94,422             89,511
                                               ----------         ----------

      Property, plant, and equipment, net     $   46,759         $   49,029
                                               ==========         ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 -- ACCRUED INTEREST EXPENSE

     At June 30, 2003, and December 31, 2002, accrued interest expense included $13,689,000 and $11,941,000, respectively, of accrued interest expense on the 12 3/4% senior subordinated notes, and $1,172,000 and $703,000, respectively, of accrued interest on the senior unsecured notes.

NOTE 5 -- DEBT

     Debt at June 30, 2003, and December 31, 2002, is set forth below (dollar amounts in thousands):

                                                 JUNE 30,         DECEMBER 31,
                                                   2003               2002
                                             -----------------  ----------------

Short-term debt:
     Revolving line of credit                    $ 18,112          $  15,435
     Secured, amortizing term notes                15,504             18,971
     Senior, unsecured note                         7,500              7,500
     Senior subordinated notes                     27,412             27,412
     Junior subordinated notes                        347                347
                                                  --------          ---------
         Subtotal                                  68,875             69,665
     Current portion of long-term debt                708              1,467
                                                  --------          ---------

         Total short-term debt                     69,583             71,132
                                                  --------          ---------

Long-term debt:
     12% secured term note                          1,001              1,119
     Unsecured, amortizing term notes                  15                643
     Other                                            612                822
                                                  --------          ---------
         Subtotal                                   1,628              2,584
     Less current portion                            (708)            (1,467)
                                                  --------          ---------

         Total long-term debt                         920              1,117
                                                  --------          ---------

              Total debt                         $ 70,503          $  72,249
                                                  ========          =========

     REVOLVING LINE OF CREDIT

     The Company's revolving line of credit is currently scheduled to expire on September 15, 2003. The Company is currently working with its primary secured lenders on the documents for a new secured credit facility, which includes an extension of its revolving line of credit until 2006. The Company can give no assurance that it will be able to refinance the revolving line of credit.

     At June 30, 2003, availability under the revolving line of credit totaled $1,983,000, before outstanding checks of $1,631,000 were deducted. At June 30, 2003, loans outstanding under the revolving line of credit accrued interest at one percent over the prime rate, which equated to 5.00%.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The lenders providing loans under the Company's revolving line of credit have waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through September 15, 2003.

     SECURED, AMORTIZING TERM LOANS

     Secured, amortizing term loans outstanding at June 30, 2003, and December 31, 2002, are set forth below (dollar amounts in thousands):


                                                                                  JUNE 30,        DECEMBER 31,
                                                                                    2003              2002
                                                                                 -----------     --------------

Term notes payable in equal monthly principal installments based on a 180-month amortization schedule, final maturities in 2003, prime
  rate plus 3/4%                                                                  $   1,871         $    1,988
Term note payable in equal monthly principal installments based on a 180-month amortization schedule, final maturity in 2003, prime
  rate plus 3/4%                                                                        924                978
Term note payable in equal monthly principal installments based on a 180-month amortization schedule, final maturity in 2003, prime
  rate plus 3/4%                                                                      1,827              1,927
Term note payable in equal monthly principal installments, final
  Maturity in 2003, prime rate                                                            -                 45
Term note payable in equal monthly principal installments, final
  Maturity in 2003, prime rate plus 1%                                                    -                 10(1)
Term note payable in equal monthly principal installments, final
  maturities in 2003, LIBOR plus 2 3/4%                                                   -                107
Term notes payable in equal monthly principal installments, final
  maturities in 2004, LIBOR plus 2 3/4%                                                 309                476
Term note payable in equal monthly principal installments, final
  Maturity in 2004, prime rate and LIBOR plus 2 1/2%                                    250                386
Term notes payable in equal monthly principal installments, final
  maturities in 2004, prime rate plus 1%                                              2,441(1)           3,846(1)
Term note payable in equal monthly principal installments, final
  Maturity in 2005, LIBOR plus 2 1/2%                                                   467                579
Term note payable in equal monthly principal installments, final
  Maturity in 2005, prime rate plus 1%                                                  488(1)             609(1)
Term note payable in equal monthly principal installments, final
  Maturity in 2006, prime rate                                                          228                270
Term notes payable in equal monthly principal installments, final
  maturities in 2006, prime rate plus 1%                                              4,143(1)           4,847(1)
Term notes payable in equal monthly installments, final maturity in
  2007, prime rate plus 1%                                                            2,556(1)           2,903(1)
                                                                                 ----------         ----------
                                                                                 $   15,504         $   18,971
                                                                                 ==========         ==========


(1) Maturity date can be accelerated by the lender if the Company's revolving line of credit expires prior to the stated maturity date of the term loan. The revolving line of credit is currently scheduled to mature on September 15, 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     At June 30, 2003, and December 31, 2002, the secured, amortizing term notes were classified as short-term debt because the Company's lenders had granted waivers, for a period of less than one year, of the cross-default provisions of such term notes with respect to the default on the senior subordinated notes and the senior, unsecured note or because the revolving line of credit was scheduled to expire in less than one year.

     The secured, amortizing term notes are collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, certain real estate, and the stock of Lexington Rubber Group, Inc.

     The lenders providing secured, amortizing term notes have waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through September 15 or October 31, 2003.

     SENIOR, UNSECURED NOTE

     The senior, unsecured note, which matured on April 30, 2002, is senior in right of payment to the senior subordinated notes and the junior subordinated notes. The senior, unsecured note currently bears interest at 12 1/2% per annum. On April 30, 2002, the Company did not make the payments of principal and interest then due on the senior, unsecured note in the amounts of $7,500,000 and $78,000, respectively, and the Company has not made any payments on the senior, unsecured note since that date. At June 30, 2003, the accrued and unpaid interest on the senior, unsecured note totaled $1,172,000. For more information about the senior, unsecured note, refer to Note 1.

     SENIOR SUBORDINATED NOTES

     The senior subordinated notes, which matured on February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future secured debt and to the payment of the senior, unsecured note. The senior subordinated notes currently bear interest at 12 3/4% per annum. On February 1, 2000, the Company did not make the payments of principal and interest then due on the senior subordinated notes in the amounts of $27,412,000 and $1,748,000, respectively, and the Company has not made any payments on the senior subordinated notes since that date. At June 30, 2003, the accrued and unpaid interest on the senior subordinated notes totaled $13,689,000. For more information about the senior subordinated notes, refer to
Note 1.

     JUNIOR SUBORDINATED NOTES

     The junior subordinated notes are due on November 1, 2003, and are subordinated in right of payment to all existing and future secured debt of the Company, the senior, unsecured note, and the senior subordinated notes. The junior subordinated notes bear interest at 14% per annum. The holders of the junior subordinated notes have deferred until November 1, 2003, the interest payments that were due on or after February 1, 2000, and have waived the cross-default provisions with respect to the default on the senior, unsecured note and the senior subordinated notes. At June 30, 2003, the accrued and unpaid interest on the junior subordinated notes totaled $221,000. For more information on the junior subordinated notes, refer to Note 1.

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

     From time to time, the Company's lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in its various note agreements in order to maintain or otherwise ensure the Company's current or future compliance. During 2003, covenants requiring minimum levels of net worth were amended in two of the Company's three financing agreements. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings owed to them to be due and payable. For a more detailed discussion of recent amendments to and waivers under the Company's various debt obligations, refer to Note 1.

NOTE 6 -- SERIES B PREFERRED STOCK

     At June 30, 2003, there were outstanding 3,300 shares of the Company's $8 cumulative convertible preferred stock, series B, par value $100 per share. As a result of the default on the senior subordinated notes, the Company has been prohibited from making any dividend payments on, or redemptions of, the series B preferred stock since February 2000. At June 30, 2003, the Company was in arrears in the payment of fourteen dividends on the series B preferred stock in the aggregate amount of $92,000 and in the redemption of 1,350 shares of series B preferred stock for $270,000.

NOTE 7 -- INCOME TAXES

     At June 30, 2003, and December 31, 2002, the Company's net deferred income tax assets were fully offset by a valuation allowance. The income tax provisions recorded during the three-month and six-month periods ended June 30, 2003 and 2002, consisted of estimated state income taxes payable.

NOTE 8 -- NET INCOME (LOSS) PER COMMON SHARE

     The calculations of basic and diluted net income or loss per common share for the three-month and six-month periods ended June 30, 2003 and 2002, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Company's $8 cumulative convertible preferred stock, series B, was not dilutive for the three-month or six-month periods ended June 30, 2003 and 2002. As a result,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the calculations of diluted net income or loss per common share set forth below do not reflect any pro forma conversion.

     For purposes of calculating earnings per share, earnings are reduced by (1) preferred stock dividend payments and (2) the amount by which payments made to redeem preferred stock exceeded the par value of such shares. During the three-month and six month periods ended June 30, 2003 and 2002, the Company did not pay any dividends on, or redeem any shares of, the series B preferred stock.



                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30                  JUNE 30
                                                             --------------------     ---------------------
                                                              2003        2002         2003         2002
                                                              ----        ----         ----         ----

     Numerator-- income (loss) applicable to common
      stockholders                                          $   (674)   $    207     $   (843)   $  (1,419)
                                                             ========    ========     ========    =========

     Denominator-- weighted average common shares              4,828       4,828        4,828        4,828
                                                             ========    ========     ========    =========

     Basic and diluted net income (loss) per common share   $  (0.14)   $   0.04     $  (0.17)   $   (0.29)
                                                             ========    ========     ========    =========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 -- SEGMENTS

     Information relating to the Company's operating segments and its corporate office for the three-month and six-month periods ended June 30, 2003 and 2002, is summarized below (dollar amounts in thousands):


                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30                       JUNE 30
                                                  ------------------------       ----------------------
                                                    2003           2002           2003          2002
                                                    ----           ----           ----          ----

NET SALES:
     Rubber Group                                $  26,645      $  26,161       $ 53,367      $ 50,114
     Metals Group                                    4,228          6,835          9,889        13,126
                                                  ---------      ---------       --------      --------

         Total net sales                         $  30,873      $  32,996       $ 63,256      $ 63,240
                                                  =========      =========       ========      ========

INCOME (LOSS) FROM OPERATIONS:
     Rubber Group                                $   3,020      $   3,449       $  5,839      $  5,939
     Metals Group                                   (1,259)          (492)        (1,842)       (2,208)
                                                  ---------      ---------       --------      --------
         Subtotal                                    1,761          2,957          3,997         3,731
     Corporate office                                 (648)          (753)        (1,246)       (1,336)
                                                  ---------      ---------       --------      --------

         Total income from operations            $   1,113      $   2,204       $  2,751      $  2,395
                                                  =========      =========       ========      ========

ASSETs:
     Rubber Group                                $  64,819      $  68,723       $ 64,819      $ 68,723
     Metals Group                                   21,666         24,843         21,666        24,843
                                                  ---------      ---------       --------      --------
         Subtotal                                   86,485         93,566         86,485        93,566
     Corporate office                                6,099          4,739          6,099         4,739
                                                  ---------      ---------       --------      --------

         Total assets                            $  92,584      $  98,305       $ 92,584      $ 98,305
                                                  =========      =========       ========      ========

DEPRECIATION AND AMORTIZATION (1):
     Rubber Group                                $   1,805      $   1,947       $  3,680      $  3,947
     Metals Group                                      816          1,022          1,703         2,050
                                                  ---------      ---------       --------      --------
         Subtotal                                    2,621          2,969          5,383         5,997
     Corporate office                                   10             11             19            32
                                                  ---------      ---------       --------      --------

         Total depreciation and amortization     $   2,631      $   2,980       $  5,402      $  6,029
                                                  =========      =========       ========      ========

CAPITAL EXPENDITURES (2):
     Rubber Group                                $   1,392      $     903       $  2,219      $  1,566
     Metals Group                                      443            244            619           359
                                                  ---------      ---------       --------      --------
         Subtotal                                    1,835          1,147          2,838         1,925
     Corporate office                                    -              -              2             -
                                                  ---------      ---------       --------      --------

         Total capital expenditures              $   1,835      $   1,147       $  2,840      $  1,925
                                                  =========      =========       ========      ========



(1) Does not include amortization of deferred financing expenses, which totaled $130,000 and $125,000 during the three-month periods ended June 30, 2003 and 2002, respectively, and $273,000 and $161,000 during the six-month periods ended June 30, 2003 and 2002, respectively, which is included in interest expense in the consolidated financial statements.

(2) Capital expenditures for the six-month period ended June 30, 2003, include $106,000 of equipment purchased under a capital lease obligation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 -- PLANT CLOSURE

     During the fourth quarter of 2001, the Company was notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. As a result of the subsequent reduction in sales at the Arizona facility, the Company closed the facility in 2002. At June 30, 2003, the book value of the remaining Arizona assets totaled $1,994,000, including $1,669,000 for the land and building, which is currently being offered for sale.

     The following table sets forth certain operating data of the Arizona facility for the three-month and six-month periods ended June 30, 2003 and 2002 (dollar amounts in thousands).


                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30                  JUNE 30
                                                           ------------------------   ---------------------
                                                              2003        2002         2003         2002
                                                              ----        ----         ----         ----

     Net sales                                              $      -    $      -     $      -     $    332
                                                             ========    ========     ========     ========

     Operating loss before nonrecurring costs               $   (156)   $   (235)    $   (311)    $   (936)
                                                             --------    --------     --------     --------

     Nonrecurring plant closure costs:
         Severance and other employee termination costs            -           -            -          246
         Asset relocation costs                                    -          43            -          209
         Other costs                                               -          44            -          154
                                                             --------    --------     --------     --------
              Subtotal                                             -          87            -          609
                                                             --------    --------     --------     --------

     Operating loss                                         $   (156)   $   (322)    $   (311)    $ (1,545)
                                                             ========    ========     ========     ========

     Depreciation included in operating loss                $     49    $    101     $    103     $    366
                                                             ========    ========     ========     ========



     The operating loss recorded during the three-month and six-month periods ended June 30, 2003, and the three-month period ended June 30, 2002, resulted primarily from the ongoing cost of maintaining, insuring, protecting, and depreciating the building and the remaining equipment in the facility. During the six-month period ended June 30, 2002, the operating loss, excluding the plant closure costs, resulted primarily from the underabsorption of operating costs due to minimal sales and poor operating efficiencies while the facility was being shut down, and, to a lesser extent, from the cost of maintaining, insuring, protecting, and depreciating the facility and the remaining equipment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 -- OTHER COMPREHENSIVE INCOME

     Comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, net of applicable income tax, if any, is set forth below:


                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            JUNE 30                  JUNE 30
                                                    ------------------------  ---------------------
                                                      2003        2002         2003         2002
                                                      ----        ----         ----         ----

     Net income (loss)                              $   (674)   $    207     $   (843)    $ (1,419)
     Other comprehensive income:
         Unrealized gain on marketable securities          -         303            -          373
                                                     --------    --------     --------     --------

     Comprehensive income                           $   (674)   $    510     $   (843)    $ (1,046)
                                                     ========    ========     ========     ========


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

     Our consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to refinance, extend, amend, or exchange substantially all of its outstanding debt, as more fully described below, is subject to risks and uncertainties. As a result, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

RESULTS OF OPERATIONS-- SECOND QUARTER OF 2003 VERSUS SECOND QUARTER OF 2002

         The following table sets forth our consolidated operating results for the three-month periods ended June 30, 2003 and 2002, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA (dollar amounts in thousands):

                                                   THREE MONTHS ENDED JUNE 30
                                              ----------------------------------
                                                    2003                2002
                                              ---------------    ---------------
Net sales                                     $30,873   100.0%   $32,996   100.0%

Cost of sales                                  27,587    89.4     28,356    85.9
                                              -------   -----    -------   -----

Gross profit                                    3,286    10.6      4,640    14.1

Selling and administrative expenses             2,173     7.0      2,349     7.1

Plant closure costs (1)                          --      --           87     0.3
                                              -------   -----    -------   -----

Income from operations                          1,113     3.6      2,204     6.7

Add back: depreciation and amortization (2)     2,631     8.5      2,980     9.0
                                              -------   -----    -------   -----

EBITDA (3)                                    $ 3,744    12.1%   $ 5,184    15.7%
                                              =======   =====    =======   =====

Net cash provided by operating
  activities (4)                              $ 4,467    14.5%   $ 3,522    10.7%
                                              =======   =====    =======   =====

(1) In 2002, we closed our metal machining facility in Casa Grande, Arizona. In connection with the closing, we recorded plant closing costs of $87,000 during the second quarter of 2002. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

(2) Does not include amortization of deferred financing expenses, which totaled $130,000 and $125,000 during the second quarters of 2003 and 2002, respectively, and which is included in interest expense in the consolidated financial statements.

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

         Our net sales for the second quarter of 2003 were $30,873,000, compared to net sales of $32,996,000 for the second quarter of 2002, a decrease of $2,123,000, or 6.4%. The decrease in net sales was principally the result of decreased net sales of diecast components and machined metal components, offset, in part, by increased sales of rubber components. EBITDA for the second quarter of 2003 was $3,744,000, or 12.1% of net sales, compared to EBITDA of $5,184,000, or 15.7% of net sales, for 2002. The decrease in EBITDA was primarily a result of a $973,000 decrease in EBITDA at our Metals Group.

         Cash flows from operations for the second quarter of 2003 totaled $4,467,000, compared to $3,522,000 for the second quarter of 2002. Please refer to the Consolidated Statement of Cash Flows in Part I, Item 1 for a comparison of the changes in our individual operating activities and to our discussion of operating activities under the caption "Liquidity and Capital Resources" in this
Part I, Item 2.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the three-month periods ended June 30, 2003 and 2002.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the three-month periods ended June 30, 2003 and 2002, and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                       THREE MONTHS ENDED JUNE 30
                                                   ----------------------------------
                                                         2003              2002
                                                   ---------------    ---------------
  Net sales                                        $26,645   100.0%   $26,161   100.0%

  Cost of sales                                     22,472    84.3     21,515    82.2
                                                   -------   -----    -------   -----

  Gross profit                                       4,173    15.7      4,646    17.8

  Selling and administrative expenses                1,153     4.3      1,197     4.6
                                                   -------   -----    -------   -----

  Income from operations                             3,020    11.3      3,449    13.2

  Add back depreciation and amortization             1,805     6.8      1,947     7.4
                                                   -------   -----    -------   -----

  EBITDA                                           $ 4,825    18.1%   $ 5,396    20.6%
                                                   =======   =====    =======   =====

         During the second quarter of 2003, net sales of the Rubber Group increased by $484,000, or 1.9%, compared to the second quarter of 2002. This increase was primarily due to increased unit sales of insulators for automotive ignition wire sets and medical components, offset, in part, by reduced sales of connector seals for automotive wiring systems and by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales increased during the second quarter of 2003 to 84.3% of net sales from 82.2% of net sales during the second quarter of 2002, primarily because of increased costs for sorting and repair, which were caused by quality problems encountered in the manufacture of a certain type of connector seal. In July of 2003, we started to implement improved manufacturing processes and automated inspection and repair equipment. As a result, we anticipate that the additional sorting and repair costs will start to abate during the third quarter of 2003. These increased costs were offset, in part, by reduced depreciation and amortization expenses.

         Selling and administrative expenses as a percentage of net sales were unchanged during the second quarter of 2003, compared to the second quarter of 2002.

         During the second quarter of 2003, income from operations totaled $3,020,000, a decrease of $429,000, or 12.4%, compared to the second quarter of 2002. EBITDA for the second quarter of 2003 was $4,825,000, or 18.1% of net sales, compared to $5,396,000, or 20.6% of net sales, during the second quarter of 2002.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the three-month periods ended June 30, 2003 and 2002, and the reconciliation of the Metals Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                      THREE MONTHS ENDED JUNE 30
                                                -------------------------------------
                                                      2003                 2002
                                                ----------------     ----------------
  Net sales                                     $ 4,228    100.0%    $ 6,835    100.0%

  Cost of sales                                   5,115    121.0       6,841    100.1
                                                -------    -----     -------    -----

  Gross profit (loss)                              (887)   (21.0)         (6)    (0.1)

  Selling and administrative expenses               372      8.8         399      5.8

  Plant closure costs                              --       --            87      1.3
                                                -------    -----     -------    -----

  Income (loss) from operations                  (1,259)   (29.8)       (492)    (7.2)

  Add back depreciation and amortization            816     19.3       1,022     15.0
                                                -------    -----     -------    -----

  EBITDA                                        $ (443)    (10.5)    $   530       7.8%
                                                =======    =====     =======    =====

         During the second quarter of 2003, net sales of the Metals Group decreased by $2,607,000, or 38.1%, compared to the second quarter of 2002. The decrease resulted from reduced sales of diecast and machined metal components, primarily due to the off-shore sourcing of certain diecast components and the loss of a high-volume machined metal component because the customer converted the part to a stamped metal component.

         Cost of sales, as a percentage of net sales increased to 121.0% of net sales during the second quarter of 2003 from 100.1% of net sales during the second quarter of 2002, primarily because of the affect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume. During the second quarter of 2003, the impact of the fixed, or partially fixed, manufacturing costs was offset, in part, by reduced depreciation and amortization expenses.

         Selling and administrative expenses as a percentage of net sales increased during the second quarter of 2003 compared to the second quarter of 2002, primarily because of the reduced sales levels.

         During the fourth quarter of 2001, we were notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. As a result of the reduction in sales at the Arizona facility, we closed the facility in 2002. At June 30, 2003, the book value of the remaining Arizona assets totaled $1,994,000, including $1,656,000 for the land and building, which is currently being offered for sale.

         The following table sets forth certain operating data of the Arizona facility for the three-month periods ended June 30, 2003 and 2002 (dollar amounts in thousands):

                                                     THREE MONTHS ENDED
                                                          JUNE 30
                                                      --------------
                                                       2003    2002
                                                      ------   -----
Net sales                                             $ --     $--
                                                      ======   =====

Operating loss before plant closure costs             $ (156)  $(235)
                                                      ------   -----

Nonrecurring plant closure costs:
     Severance and other employee termination costs     --      --
     Asset relocation costs                             --        43
     Other costs                                        --        44
                                                      ------   -----
         Subtotal                                       --        87
                                                      ------   -----

Operating loss                                        $ (156)  $(322)
                                                      ======   =====

Depreciation included in operating loss               $   49   $ 101
                                                      ======   =====

         During the second quarters of 2003 and 2002, the operating loss, excluding plant closure costs, if any, resulted primarily from the ongoing cost to maintain, insure, protect, and depreciate the building and the remaining equipment in the facility.

         During the second quarter of 2003, the loss from operations was $1,259,000 compared to a loss from operations of $492,000 during the second quarter of 2002. EBITDA for the second quarter of 2003 was a negative $443,000, or 10.5% of net sales, a decrease of $973,000, compared to the second quarter of 2002.

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

         The following table sets forth the operating results of the corporate office for the three-month periods ended June 30, 2003 and 2002, and the reconciliation of the loss from operations to EBITDA (dollar amounts in thousands):

                                        THREE MONTHS ENDED
                                             JUNE 30
                                         --------------
                                          2003     2002
                                         -----    -----
Loss from operations                     $(648)    (753)

Add back depreciation and amortization      10       11
                                         -----    -----

EBITDA                                   $(638)   $(742)
                                         =====    =====

         During the second quarter of 2003, corporate office expenses decreased compared to the second quarter of 2002, primarily because of reduced accruals for incentive compensation.

         INTEREST EXPENSE

         During the second quarters of 2003 and 2002, interest expense totaled $1,760,000 and $1,967,000, respectively, which included amortization of deferred financing expenses of $130,000 and $125,000, respectively.

         INCOME TAX PROVISION

         At June 30, 2003, and December 31, 2002, our net deferred income tax assets were fully offset by a valuation allowance. The income tax provisions recorded during the three-month periods ended June 30, 2003 and 2002, consisted of estimated state income taxes payable.

RESULTS OF OPERATIONS-- FIRST SIX MONTHS OF 2003 VERSUS FIRST SIX MONTHS OF 2002

         The following table sets forth our consolidated operating results for the six-month periods ended June 30, 2003 and 2002 and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA (dollar amounts in thousands):

                                                      SIX MONTHS ENDED JUNE 30
                                                ------------------------------------
                                                      2003                 2002
                                                ----------------    ----------------

Net sales                                       $63,256    100.0%   $63,240    100.0%

Cost of sales                                    56,240     88.9     55,632     88.0
                                                -------   ------    -------   ------

Gross profit                                      7,016     11.1      7,608     12.0

Selling and administrative expenses               4,265      6.7      4,604      7.3

Plant closure costs (1)                            --       --          609      0.9
                                                -------   ------    -------   ------

Income from operations                            2,751      4.4      2,395      3.8

Add back depreciation and amortization (2)        5,402      8.5      6,029      9.5
                                                -------   ------    -------   ------

EBITDA (3)                                      $ 8,153     12.9%   $ 8,424     13.3%
                                                =======   ======    =======   ======

Net cash provided by operating activities (4)   $ 4,857      7.7%   $ 5,132      8.1%
                                                =======   ======    =======   ======

(1) During the first quarter of 2002, we closed our metal machining facility in Casa Grande, Arizona. During the first six months of 2002, we incurred charges of $609,000 to close the facility. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

(2) Does not include amortization of deferred financing expenses, which totaled $273,000 and $161,000 during the first six months of 2003 and 2002, respectively, and which is included in interest expense in the consolidated financial statements.

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

         Our net sales for the first six months of 2003 were $63,256,000, compared to net sales of $63,240,000 for the first six months of 2002, an increase of $16,000. EBITDA for the first six months of 2003 was $8,153,000, or 12.9% of net sales, compared to $8,424,000, or 13.3% of net sales, for the first six months of 2002.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the six-month periods ended June 30, 2003 and 2002.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the six-month periods ended June 30, 2003 and 2002, and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                 SIX MONTHS ENDED JUNE 30
                                         ------------------------------------
                                               2003                2002
                                         ----------------    ----------------
Net sales                                $53,367    100.0%   $50,114    100.0%

Cost of sales                             45,241     84.8     41,851     83.5
                                         -------   ------    -------   ------

Gross profit                               8,126     15.2      8,263     16.5

Selling and administrative expenses        2,287      4.3      2,324      4.6
                                         -------   ------    -------   ------

Income from operations                     5,839     10.9      5,939     11.9

Add back depreciation and amortization     3,680      6.9      3,947      7.8
                                         -------   ------    -------   ------

EBITDA                                   $ 9,519     17.8%   $ 9,886     19.7%
                                         =======   ======    =======   ======

         During the first six months of 2003, net sales of the Rubber Group increased by $3,253,000, or 6.5%, compared to the first six months of 2002. This increase was primarily due to increased unit sales of insulators for automotive ignition wire sets and components for medical devices, offset, in part, by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales increased during the first six months of 2003 to 84.8% of net sales from 83.5% of net sales for the first six months of 2002, primarily because of increased costs for sorting and repair, which were caused by quality problems encountered in the manufacture of a certain type of connector seal. In July 2003, we started to implement improved manufacturing processes and automated inspection and repair equipment. As a result, we anticipate that the additional sorting and repair costs will start to abate during the third quarter of 2003. During the first six months of 2003, increased costs for sorting and repair were offset, in part, by reduced depreciation and amortization expenses.

         Selling and administrative expenses as a percentage of net sales decreased during the first six months of 2003, compared to the first six months of 2002, primarily because these expenses are fixed or partially fixed in nature.

         During the first six months of 2003, income from operations totaled $5,839,000, a decrease of $100,000, or 1.7%, compared to the first six months of 2002. EBITDA for the first six months of 2003 was $9,519,000, or 17.8% of net sales, compared to $9,886,000, or 19.7% of net sales, for the first six months of 2002.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the six-month periods ended June 30, 2003 and 2002, and the reconciliation of the Metals Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                   SIX MONTHS ENDED JUNE 30
                                         -----------------------------------------
                                                 2003                   2002
                                         ------------------     ------------------
Net sales                                $  9,889     100.0%    $ 13,126     100.0%

Cost of sales                              10,999     111.2       13,781     105.0
                                         --------    ------     --------    ------

Gross profit (loss)                        (1,110)    (11.2)        (655)     (5.0)

Selling and administrative expenses           732       7.4          944       7.2

Plant closure costs                          --        --            609       4.6
                                         --------    ------     --------    ------

Income (loss) from operations              (1,842)    (18.6)      (2,208)    (16.8)

Add back depreciation and amortization      1,703      17.2        2,050      15.6
                                         --------    ------     --------    ------

EBITDA                                   $   (139)     (1.4)%   $   (158)     (1.2)%
                                         ========    ======     ========    ======

         As previously discussed, during the fourth quarter of 2001, we were notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. As a result of the reduction in sales at the Arizona facility we closed the facility in 2002.

         The following table sets forth certain operating data of the Arizona facility for the first six months of 2003 and 2002 (dollar amounts in thousands):

                                                        SIX MONTHS ENDED
                                                            JUNE 30
                                                      ------------------
                                                        2003       2002
                                                      -------    -------
Net sales                                             $  --      $   332
                                                      =======    =======

Operating loss before plant closure costs             $  (311)   $  (936)
                                                      -------    -------

Plant closure costs:
     Severance and other employee termination costs      --          246
     Asset relocation costs                              --          209
     Other costs                                         --          154
                                                      -------    -------
                                                         --          609
                                                      -------    -------

Operating loss                                           (311)    (1,545)

Add back depreciation and amortization                    103        366
                                                      -------    -------

EBITDA                                                $  (208)   $(1,179)
                                                      =======    =======

         During 2002, operating losses other than plant closure costs resulted primarily from the underabsorption of operating costs incurred due to minimal sales and poor operating efficiencies while the facility was being shut down, and, to a lesser extent, from the cost of maintaining, insuring, protecting, and depreciating the facility and the equipment remaining in the facility. The operating loss during the first six months of 2003, resulted primarily from the ongoing cost to maintain, insure, protect, and depreciate the building and the remaining equipment in the facility.

         During the first six months of 2003, net sales of the Metals Group decreased by $3,237,000, or 24.7%, compared to the first six months of 2002. The decrease resulted from reduced sales of diecast and machined metal components, primarily due to the off-shore sourcing of certain diecast components and the loss of a high-volume machined metal component because the customer converted the part to a stamped metal component.

         Cost of sales as a percentage of net sales increased during the first six months of 2003 to 111.2% of net sales from 105.0% of net sales during the first six months of 2002, primarily due to the affect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume. During the first six months of 2003, the impact of fixed, or partially fixed, manufacturing costs was offset, in part, by reduced depreciation and amortization expenses.

         Selling and administrative expenses as a percentage of net sales increased during the first six months of 2003 compared to the first six months of 2002, primarily because of the reduced sales level.

         During the first six months of 2003, the loss from operations was $1,842,000, compared to a loss from operations of $2,208,000 during the first six months of 2002. Excluding the entire loss incurred at the Arizona facility during the first six months of 2003, the loss from operations during the first six months of 2003 was $1,531,000.

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

         The following table sets forth the operating results of the corporate office for the six-month periods ended June 30, 2003 and 2002, and the reconciliation of the loss from operations to EBITDA (dollar amounts in thousands):

                                           SIX MONTHS ENDED
                                               JUNE 30
                                         -------------------
                                           2003       2002
                                         -------    -------
Loss from operations                     $(1,246)   $(1,336)

Add back depreciation and amortization        19         32
                                         -------    -------

EBITDA                                   $(1,227)   $(1,304)
                                         =======    =======

         During the first six months of 2003, corporate office expenses decreased compared to the first six months of 2002, primarily because of reduced accruals for incentive compensation.

         INTEREST EXPENSE

         During the first six months of 2003 and 2002, interest expense totaled $3,540,000 and $3,763,000, respectively, which included amortization of deferred financing expenses of $273,000 and $161,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate indebtedness and a reduction in the average amount of outstanding indebtedness.

         INCOME TAX PROVISION

         At June 30, 2003, and December 31, 2002, our net deferred income tax assets were fully offset by a valuation allowance. The income tax provision recorded during the six-month periods ended June 30, 2003 and 2002 consisted of estimated state income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first six months of 2003, our operating activities provided $4,857,000 of cash. Accounts receivable increased by $3,217,000. The increase was caused primarily by an increase in net sales during May and June 2003 compared to November and December 2002, and, at December 31, 2002, a payment by one customer of approximately $450,000 of invoices in advance of their scheduled due dates. Prepaid expenses and other current assets decreased by $642,000, primarily because of a reduction in the amount of unbilled tooling being manufactured or purchased by us for sale to our customers. Accrued interest expense increased by $2,229,000, reflecting additional interest accrued during the first six months of 2003 on our senior, unsecured note, our senior subordinated notes, and our junior subordinated notes.

         INVESTING ACTIVITIES

         During the first six months of 2003, our investing activities used $2,680,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the corporate office totaled $2,113,000, $619,000, and $2,000, respectively, primarily for the purchase of equipment. We presently project that capital expenditures during 2003 will total approximately $6,791,000, substantially all of which will be for the purchase of equipment. Capital expenditures for the Rubber Group, the Metals Group, and the corporate office are projected to total approximately $5,770,000, $1,015,000, and $6,000, respectively, during 2003. At June 30, 2003, we had outstanding commitments to purchase property, plant, and equipment of approximately $946,000.

         FINANCING ACTIVITIES

         During the first six months of 2003, our financing activities used $2,286,000 of cash. During the first six months of 2003, we made payments on our amortizing term notes totaling $4,529,000, and we increased the net borrowings under our revolving line of credit by $2,677,000.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit is subject to certain availability formulas based on the levels of our accounts receivable and inventories. Our revolving line of credit is currently scheduled to expire on September 15, 2003. At August 12, 2003 the aggregate principal amount outstanding under our revolving line of credit was $15,829,000. We are currently working with our primary secured lenders on the documents for a new secured credit facility, which include an extension of our revolving line of credit until 2006. We can give no assurance, however, that we will be able to refinance the revolving line of credit on favorable terms, or at all. At June 30, 2003, availability under our revolving line of credit totaled $1,938,000 before outstanding checks of $1,631,000 were deducted.

         Substantially all of our assets are pledged as collateral for various of our borrowings. A number of our financing arrangements contain covenants that require us to maintain minimum levels of working capital, net worth, and cash flow coverage and other covenants that place certain restrictions on our business and operations, including covenants relating to the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of our assets, the purchase of property, plant, and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of our financing arrangements include cross-default provisions.

         From time to time, our lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. During 2003, covenants requiring minimum levels of net worth were amended in two of our three financing agreements. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable.

         We are in default in the payment of our senior subordinated notes and our senior, unsecured note, which have outstanding principal amounts of $27,412,000 and $7,500,000, respectively, and accrued interest, as of June 30, 2003, of $13,689,000 and $1,172,000, respectively. In addition, our revolving line of credit is currently scheduled to expire on September 15, 2003, we have $347,000 of junior subordinated notes that are scheduled to mature during 2003, and we have $7,656,000 of scheduled principal payments on our secured, amortizing term notes during the last six months of 2003. We estimate that, at existing contractual and market rates, the interest expense on all of our debt during 2003 will be approximately $7,000,000. Interest paid during the first six months of 2003 and 2002 totaled $1,310,000 and $1,730,000, respectively.

         We had a net working capital deficit of $66,760,000 at June 30, 2003, compared to a net working capital deficit of $68,070,000 at December 31, 2002. The net working capital deficit exists primarily because the majority of our debt is in default or subject to short-term waivers of cross defaults. As discussed in more detail below, we are in the process of negotiating extensions or refinancings of all of our matured and maturing debt, although there can be no assurance that we will be successful in this effort. If our debt were refinanced on the terms that are set forth below, we estimate that our monthly cash interest expense would be approximately $610,000.

         We have been in default on our 12 3/4% senior subordinated notes since February 1, 2000, when we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, we commenced an exchange offer for the 12 3/4% senior subordinated notes. The exchange offer was amended on March 7, 2003. If the amended exchange offer is consummated, at least 99% of the 12 3/4% senior subordinated notes will be exchanged for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the amended exchange offer is consummated, which accrued interest will total $520.979 for each $1,000 principal amount of 12 3/4% senior subordinated notes, assuming the amended exchange offer is consummated on September 2, 2003. Interest on the 11 1/2% senior subordinated notes will accrue from the date the amended exchange offer is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 11 1/2% senior subordinated notes will be issued together with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from January 1, 2004, through August 1, 2007. If the amended exchange offer is consummated, we will pay a participation fee of 3% of the principal amount of 12 3/4% senior subordinated notes that are exchanged. Our senior, secured lenders have waived the cross default provisions with respect to the default on the senior subordinated notes through either September 15, 2003, or October 31, 2003, and the holders of the junior subordinated notes have waived such cross-default provisions through November 1, 2003. We plan to extend the expiration date of the amended exchange offer, which is currently August 14, 2003. One of the conditions to the consummation of the amended exchange offer is the tender for exchange of at least 99% of the senior subordinated notes. As of August 12, 2003, we had received tenders of $27,209,000 principal amount of 12 3/4% senior subordinated notes, or 99.3% of the notes. There are additional conditions to the consummation of the amended exchange offer that may not be satisfied by the expiration date.

         We have reached an agreement with the holders of our 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, we will exchange new 12 1/2% junior subordinated notes due November 1, 2007, for the existing 14% junior subordinated notes, and the accrued interest on the 14% junior subordinated notes for the period November 1, 1999, through the day before the restructuring is consummated, which will total $221,000, assuming the restructuring is consummated on September 2, 2003, will be converted into shares of our common stock at a price of $2.27 per share. Interest on the 12 1/2% junior subordinated notes will accrue from the date the restructuring is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 12 1/2% junior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from

January 1, 2004, through November 1, 2007. If the restructuring is completed, we will also pay a participation fee of 3% of the principal amount of 14% junior subordinated notes.

         We have been in default on our senior, unsecured note since April 30, 2002, when we did not make the payments of principal, in the amount of $7,500,000, and the interest, in the amount of $78,000, that were due on that date. If the other aspects of the financial restructuring program are completed, we have proposed to repurchase the senior, unsecured note for $5,550,000 in cash plus interest on that amount from November 1, 2002, to the date the amended exchange offer is consummated, at the prime rate. Our senior, secured lenders have waived the cross default provisions with respect to the default on the senior, unsecured note through either September 15, 2003, or October 31, 2003, and the holders of the junior subordinated notes have waived such cross-default provisions through November 1, 2003.

         We are currently working with our primary secured lenders on the documents for a new senior, secured credit facility.

         We can give no assurance that we will be able to consummate the amended exchange offer, restructure the senior, unsecured note, or refinance our senior, secured credit facility on satisfactory terms. If we are unable to do so, we may choose to file a voluntary petition under the federal bankruptcy code in order to effect a debt restructuring on terms substantially similar to those discussed above, or on other terms. Representatives of the four largest holders of the senior subordinated notes, who hold in the aggregate approximately 75% of the notes, have indicated that, if the documentation for the new senior, secured credit facility cannot be completed promptly, they may demand that we file a voluntary petition under the federal bankruptcy code or, in the alternative, they may choose to file an involuntary petition against us in order to accomplish a debt restructuring, in which case we would have twenty days to respond by filing a voluntary petition or seeking the withdrawal or dismissal of such involuntary petition. Although we believe that such a debt restructuring could be accomplished without material disruption to our operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on our business, results of operations, cash flows, and financial position. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect those risks.

RECENTLY ISSUED ACCOUNTING STANDARDS

     STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         In May 2003, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not yet determined the impact, if any, that FAS 150 will have on the company's results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At June 30, 2003, we had $33,715,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, the prime rate, the prime rate plus 3/4%, or the prime rate plus 1%. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At June 30, 2003, we had $36,788,000 of outstanding fixed-rate, long-term debt with a weighted-average interest rate of 12.7%, of which $34,912,000 has matured. We have received tenders of over 99% of our 12 3/4% senior subordinated notes in exchange for new 11 1/2% senior subordinated notes due August 1, 2007, in a principal amount equal to the principal amount of the existing 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the exchange is effected, which accrued interest will total $520.979 for each $1,000 principal amount of 12 3/4% senior subordinated notes exchanged, if the exchange offer is consummated on September 2, 2003. The holders of our 14% junior subordinated notes have agreed to exchange the $347,000 principal amount of those notes for new 12 1/2% junior subordinated notes due November 1, 2007, and to convert the accrued interest on the notes into shares of common stock. If the other aspects of the financial restructuring are completed, we have proposed to repurchase our $7,500,000 senior, unsecured note for $5,550,000 plus interest on that amount from November 1, 2002, to the date of repurchase, at the prime rate.

         If the financial restructuring is completed on the terms currently negotiated, we estimate that our monthly cash interest expense would be approximately $610,000 and that a one percentage point increase or decrease in the applicable short-term rate would increase or decrease our monthly cash interest expense by approximately $34,000.

         For further information about our indebtedness, we recommend that you also read Notes 1 and 5 of our consolidated financial statements in Part I, Item 1.

ITEM 4. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision, and with the participation, of our management, including one of our co-principal executive officers and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the co-principal executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to provide us with timely notice of material information required to be disclosed in periodic reports filed with the U.S. Securities and Exchange Commission. We also reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our previous evaluation.

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

         (b) We did not pay dividends on our $8 cumulative convertible preferred stock, series B, during the three-month or six-month periods ended June 30, 2003, in the aggregate amount of $6,600 and $13,200, respectively. As of August 13, 2003, the Company was in arrears in the payment of dividends in the amount of $92,000 and in the making of mandatory redemptions in the amount of $270,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of the Company was held on May 20, 2003.

        The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:

          (1) A proposal to elect six directors (Messrs. William B. Conner, Warren Delano, Kenneth I. Greenstein, Michael A. Lubin, and Joseph A. Pardo, and Ms. Elizabeth Ruml).

                Mr. Conner:
                    Votes for Mr. Conner                  4,567,646
                    Votes withheld from Mr. Conner           18,827

                Mr. Delano:
                    Votes for Mr. Delano                  4,562,417
                    Votes withheld from Mr. Delano           24,056

                Mr. Greenstein:
                    Votes for Mr. Greenstein              4,562,422
                    Votes withheld from Mr. Greenstein       24,051

                Mr. Lubin:
                    Votes for Mr. Lubin                   4,562,472
                    Votes withheld from Mr. Lubin            24,001

                Mr. Pardo:
                    Votes for Mr. Pardo                   4,568,263
                    Votes withheld from Mr. Pardo            18,210

                Ms. Ruml:
                    Votes for Ms. Ruml                    4,568,664
                    Votes withheld from Ms. Ruml             17,809

          (2) The ratification of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2003.

                    Votes for Ernst & Young LLP              4,558,635
                    Votes against Ernst & Young LLP              5,102
                    Abstentions                                 22,736

         There were no broker non-votes in respect of the foregoing matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              The following exhibits are filed herewith:

          10-1 Agreement relating to 14% Junior Subordinated Notes dated as of
               July 31, 2003, between Lexington Precision Corporation ("LPC") and Michael A. Lubin

          10-2 Agreement relating to Junior Subordinated Convertible Increasing
               Rate Note dated as of July 31, 2003, among LPC, Michael A. Lubin, and Warren Delano

          10-3 Agreement dated as of May 21, 2003, between LPC and Congress
               Financial Corporation ("Congress")

          10-4 Agreement dated as of May 21, 2003, between Lexington Rubber
               Group, Inc. ("LRGI") and Congress

          10-5 Agreement dated as of May 21, 2003 among LPC, LRGI, and Congress

          10-6 Agreement dated as of July 9, 2003, between LPC and Congress

          10-7 Agreement dated as of July 9, 2003, between LRGI and Congress

          10-8 Agreement dated as of July 9, 2003 among LPC, LRGI, and Congress

          10-9 Agreement dated as of August 11, 2003, between LPC and Congress

          10-10 Agreement dated as of August 11, 2003, between LRGI and Congress

          10-11 Agreement dated as of August 11, 2003 among LPC, LRGI, and
                Congress

          10-12 Agreement dated July 31, 2003, between LPC and CIT
                Group/Equipment Financing, Inc. ("CIT")

          10-13 Thirteenth Amendment Agreement dated as of May 21, 2003, between
                LPC, LRGI, and Bank One, NA ("Bank One")

          10-14 Fourteenth Amendment Agreement dated as of July 11, 2003, between LPC, LRGI, and Bank One

          10-15 Fifteenth Amendment Agreement dated as of August 11, 2003, between LPC, LRGI, and Bank One

          10-16 Agreement dated as of July 11, 2003, between LPC, LRGI, and Bank
                One

          10-17 Agreement dated as of August 11, 2003, between LPC, LRGI, and
                Bank One

          10-18 Amendment No. 9 to Loan and Security Agreement dated as of May
                31, 2003, between LPC and CIT

          31-1 Certification of Michael A. Lubin, Chairman of the Board and
               Co-Principal Executive Officer of the registrant, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

          31-2 Certification of Warren Delano, President and Co-Principal
               Executive Officer of the registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31-3 Certification of Dennis J. Welhouse, Chief Financial Officer and
               Principal Financial Officer of the registrant, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

          32-1 Certification of Michael A. Lubin, Chairman of the Board and
               Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32-2 Certification of Warren Delano, President and Co-Principal
               Executive Officer of the registrant, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32-3 Certification of Dennis J. Welhouse, Chief Financial Officer and
               Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  REPORTS ON FORM 8-K

              On April 3, 2003, we filed a report on Form 8-K that included a press release dated April 3, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from April 3, 2003, to 12 midnight, New York City Time on April 24, 2003, unless further extended.

              On April 24, 2003, we filed a report on Form 8-K that included a press release dated April 24, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from April 24, 2003, to 12 midnight, New York City Time on May 15, 2003, unless further extended.

              On May 15, 2003, we filed a report on Form 8-K that included a press release dated May 15, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from May 15, 2003, to 12 midnight, New York City Time on June 5, 2003, unless further extended.

              On June 5, 2003, we filed a report on Form 8-K that included a press release dated June 5, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from June 5, 2003, to 12 midnight, New York City Time on June 27, 2003, unless further extended.

              On June 27, 2003, we filed a report on Form 8-K that included a press release dated June 27, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from June 27, 2003, to 12 midnight, New York City Time on July 11, 2003, unless further extended.

              On July 11, 2003, we filed a report on Form 8-K that included a press release dated July 11, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from July 11, 2003, to 12 midnight, New York City Time on July 31, 2003, unless further extended.

              On July 31, 2003, we filed a report on Form 8-K that included a press release dated July 31, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from July 31, 2003, to 12 midnight, New York City Time on August 14, 2003, unless further extended.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LEXINGTON PRECISION CORPORATION
                                                           (Registrant)

August 13, 2003                             By:/s/  Michael A. Lubin
---------------                                ---------------------------
     Date                                           Michael A. Lubin
                                                    Chairman of the Board


August 13, 2003                             By:/s/  Warren Delano
---------------                                --------------------------
     Date                                           Warren Delano
                                                    President


August 13, 2003                             By:/s/  Dennis J. Welhouse
---------------                                --------------------------
     Date                                           Dennis J. Welhouse
                                                    Senior Vice President and
                                                      Chief Financial Officer