Form 10-Q
period 2003-09-30
LEXINGTON PRECISION CORP
filed 2003-11-14
CIK 12570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2003

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

      AS OF NOVEMBER 12, 2003, THERE WERE 4,828,036 SHARES OF COMMON STOCK
                         OF THE REGISTRANT OUTSTANDING.
           (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
      ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements........................................................................... 1

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................16

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................................30

Item 4.      Controls and Procedures........................................................................31

PART II.     OTHER INFORMATION

Item 3.      Defaults on Senior Securities..................................................................32

Item 6.      Exhibits and Reports on Form 8-K...............................................................32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30                SEPTEMBER 30
                                                             ------------------------    ------------------------
                                                                 2003         2002          2003          2002
                                                                 ----         ----          ----          ----

Net sales                                                      $ 28,294      $ 32,342      $ 91,550      $ 95,582
Cost of sales                                                    26,278        28,130        82,518        83,761
                                                               --------      --------      --------      --------
     Gross profit                                                 2,016         4,212         9,032        11,821
Selling and administrative expenses                               2,010         2,128         6,275         6,733
Plant closure costs                                                --            --            --             609
                                                               --------      --------      --------      --------
     Income from operations                                           6         2,084         2,757         4,479
Interest expense                                                  1,715         1,978         5,255         5,741
                                                               --------      --------      --------      --------
     Income (loss) before income taxes                           (1,709)          106        (2,498)       (1,262)
Income tax provision (credit)                                         7          (121)           61           (70)
                                                               --------      --------      --------      --------
Net income (loss) before cumulative effect of change in
  accounting principle                                           (1,716)          227        (2,559)       (1,192)
Cumulative effect of change in accounting principle                 247          --             247          --
                                                               --------      --------      --------      --------

     Net income (loss)                                         $ (1,963)     $    227      $ (2,806)     $ (1,192)
                                                               ========      ========      ========      ========

Per share data:

     Basic and diluted net income (loss) before cumulative
      effect of change in accounting principle                 $  (0.36)     $   0.05      $  (0.53)     $  (0.25)
     Cumulative effect of change in accounting principle          (0.05)         --           (0.05)         --
                                                               --------      --------      --------      --------

     Basic and diluted net income (loss) applicable to
      common stockholders                                      $  (0.41)     $   0.05      $  (0.58)     $  (0.25)
                                                               ========      ========      ========      ========





See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                  2003                2002
                                                               -------------      -------------

ASSETS:

Current assets:
     Cash                                                        $   1,128         $   1,753
     Accounts receivable, net                                       18,664            16,411
     Inventories, net                                                9,032             8,841
     Prepaid expenses and other current assets                       2,414             3,682
     Deferred income taxes                                           2,304             2,304
                                                                 ---------         ---------
         Total current assets                                       33,542            32,991

Property, plant, and equipment, net                                 46,090            49,029
Goodwill                                                             7,831             7,831
Other assets, net                                                    2,585             2,294
                                                                 ---------         ---------

              Total assets                                       $  90,048         $  92,145
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                            $  11,838         $  10,798
     Accrued expenses, excluding accrued interest                    6,755             6,256
     Accrued interest expense                                       16,226            12,875
     Short-term debt                                                65,854            69,665
     Current portion of long-term debt                               1,267             1,647
                                                                 ---------         ---------
         Total current liabilities                                 101,940           101,241
                                                                 ---------         ---------

Long-term debt, excluding current portion                            1,208             1,267
                                                                 ---------         ---------

Deferred income taxes and other long-term liabilities                2,884             2,836
                                                                 ---------         ---------

Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,828,036 shares issued                            1,207             1,207
     Additional paid-in-capital                                     12,960            12,960
     Accumulated deficit                                           (30,151)          (27,366)
                                                                 ---------         ---------
         Total stockholders' deficit                               (15,984)          (13,199)
                                                                 ---------         ---------

              Total liabilities and stockholders' deficit        $  90,048         $  92,145
                                                                 =========         =========




See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                      -------------------------
                                                                         2003             2002
                                                                      --------         --------

OPERATING ACTIVITIES:

     Net loss                                                         $ (2,806)        $ (1,192)
     Cumulative effect of change in accounting principle                   247             --
     Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation                                                    7,499            8,304
         Amortization included in operating expense                        360              595
         Amortization included in interest expense                         394              294
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable, net                                  (2,253)          (1,197)
              Inventories, net                                            (191)             188
              Prepaid expenses and other current assets                    860            1,026
              Accounts payable                                           1,040             (907)
              Accrued expenses, excluding interest expense                 499              741
              Accrued interest expense                                   3,351            3,343
              Other long-term liabilities                                   48              296
         Other                                                              57               21
                                                                      --------         --------
              Net cash provided by operating activities                  9,105           11,512
                                                                      --------         --------

INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                        (3,844)          (3,390)
     Net decrease (increase) in equipment deposits                         (80)             128
     Expenditures for tooling owned by customers                           (90)            (725)
     Other                                                                 372              253
                                                                      --------         --------
              Net cash used by investing activities                     (3,642)          (3,734)
                                                                      --------         --------

FINANCING ACTIVITIES:

     Net increase in loans under revolving line of credit                1,308              190
     Repayment of term notes and other debt                             (6,534)          (7,621)
     Deferred financing charges                                           (862)            (453)
                                                                      --------         --------
              Net cash used by financing activities                     (6,088)          (7,884)
                                                                      --------         --------

Net decrease in cash                                                      (625)            (106)
Cash at beginning of period                                              1,753              189
                                                                      --------         --------

Cash at end of period                                                 $  1,128         $     83
                                                                      ========         ========



See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all the information and footnotes included in the Company's annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2002, and below in this Note 1.

         Subject to the Company's ability to successfully restructure its indebtedness as discussed below, in the opinion of management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2003, the Company's results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the Company's cash flows for the nine-month periods ended September 30, 2003 and 2002. All such adjustments were of a normal, recurring nature.

         The results of operations for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

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

         The Company has been in default on its 12 3/4% senior subordinated notes since February 1, 2000, when it did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, the Company commenced an exchange offer for the 12 3/4% senior subordinated notes. The exchange offer was amended on March 7, 2003, and further amended on September 18, 2003, and is scheduled to expire on November 18, 2003, unless extended by the Company. If the amended exchange offer is consummated, at least 99% of the 12 3/4% senior subordinated notes will be exchanged for new 12% senior subordinated notes due August 1, 2009, in a principal amount equal to the principal amount of the 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the amended exchange offer is consummated, which accrued interest will total $548.958 for each $1,000 principal amount of 12 3/4% senior subordinated notes if the amended exchange offer is consummated on November 21, 2003. Interest on the 12% senior subordinated notes will accrue from the date the amended exchange offer is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 12% senior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from August 1, 2005, through August 1, 2009. The Company's senior, secured lenders have waived the cross-default provisions with respect to the default on the senior subordinated notes through November 21, 2003, and the holders of the junior subordinated notes have waived such cross-default provisions through February 1, 2004. One of the conditions to the consummation of the amended exchange offer is the tender for exchange of at least 99%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


of the senior subordinated notes. As of November 10, 2003, the Company had received tenders of $27,279,000 principal amount of 12 3/4% senior subordinated notes, or 99.5% of the outstanding notes. There are additional conditions to the consummation of the amended exchange offer that may not be satisfied by the expiration date.

         The Company has reached an agreement with the holders of its 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, the Company will exchange new 13% junior subordinated notes due November 1, 2009, for the existing 14% junior subordinated notes, and the accrued interest on the 14% junior subordinated notes for the period November 1, 1999, through the day before the date the restructuring is consummated, which will total $232,000 if the restructuring is consummated on November 21, 2003, will be converted into shares of the Company's common stock at a price of $2.27 per share. Interest on the 13% junior subordinated notes will accrue from the date the restructuring is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 13% junior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from August 1, 2005, through November 1, 2009.

         The Company has been in default on its senior, unsecured note, since April 30, 2002, when it did not make the payments of principal, in the amount of $7,500,000, and interest, in the amount of $78,000, that were due on that date. If the other aspects of the financial restructuring program are completed, the Company has proposed to repurchase the senior, unsecured note for $5,550,000, plus interest from November 1, 2002, to the date the amended exchange offer is consummated, at the prime rate. The Company's senior, secured lenders have waived the cross-default provisions with respect to the default on the senior, unsecured note through November 21, 2003, and the holders of the junior subordinated notes have waived such cross-default provisions through February 1, 2004.

         The Company is currently working with its primary secured lenders on the documents for a new senior, secured credit facility.

         The Company can give no assurance that it will be able to consummate the amended exchange offer, repurchase the senior, unsecured note, or refinance its senior, secured credit facility on satisfactory terms. If the Company is unable to do so, it may choose to file a voluntary petition under the federal bankruptcy code in order to effect a debt restructuring on terms substantially similar to those discussed above, or on other terms. Representatives of the four largest holders of the 12 3/4% senior subordinated notes, who hold in the aggregate approximately 75% of the notes, have indicated that, if the documentation for the new senior, secured credit facility cannot be completed promptly, they may demand that the Company file a voluntary petition under the federal bankruptcy code or, in the alternative, they may choose to file an involuntary petition against the Company in order to accomplish a debt restructuring, in which case the Company would have twenty days to respond by filing a voluntary petition or seeking the withdrawal or dismissal of such involuntary petition. Although the Company believes that such a debt restructuring could be accomplished without material disruption to its operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on the Company's operations and financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


RECENTLY ISSUED ACCOUNTING STANDARDS

         STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         On July 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. In connection with the adoption of FAS 150, during the three months ended September 30, 2003, the Company recognized a charge of $247,000 to increase the carrying value of its $8 cumulative convertible preferred stock, series B (the "Series B Preferred Stock"), from $330,000 to its estimated fair value of $577,000. The charge is shown in the Company's consolidated statement of operations on the line entitled "Cumulative effect of change in accounting principle." In addition, during the three months ended September 30, 2003, the Company recorded $9,000 of interest expense, which increased the carrying value of the Series B Preferred Stock from $577,000 to $586,000. If FAS 150 had been in effect during the three-month and nine-month periods ended September 30, 2002, and for the entire nine-month period ended September 30, 2003, the interest expense that would have been recorded and the related increase in the carrying value of the Series B Preferred Stock would have totaled $10,000 and $32,000, during the three-month and nine-month periods ended September 30, 2002, respectively, and $27,000 during the nine-month period ended September 30, 2003. At September 30, 2003, the Series B Preferred Stock was classified as debt on the Company's consolidated balance sheet. The Series B Preferred Stock outstanding at December 31, 2002, has been reclassified as debt to conform to the current period presentation. For more information about the Series B Preferred Stock, refer to Note 5.

NOTE 2 -- INVENTORIES

         Inventories at September 30, 2003, and December 31, 2002, are set forth below (dollar amounts in thousands):

                    SEPTEMBER 30,    DECEMBER 31,
                        2003            2002
                       ------          ------

Finished goods         $3,494          $3,580
Work in process         2,867           2,493
Raw materials           2,671           2,768
                       ------          ------

                       $9,032          $8,841
                       ======          ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 -- PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at September 30, 2003, and December 31, 2002, are set forth below (dollar amounts in thousands):

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2003            2002
                                               -------------    ------------

Land                                             $  2,350        $  2,314
Buildings                                          23,103          22,935
Equipment                                         117,440         113,291
                                                 --------        --------
                                                  142,893         138,540
Accumulated depreciation                           96,803          89,511
                                                 --------        --------

      Property, plant, and equipment, net        $ 46,090        $ 49,029
                                                 ========        ========

NOTE 4 -- ACCRUED INTEREST EXPENSE

         Accrued interest expense at September 30, 2003, and December 31, 2002, is set forth below. (dollar amount in thousands):

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2003            2002
                                               -------------    ------------

12 3/4% senior subordinated notes                $14,563        $11,941
Senior, unsecured note                             1,406            703
Junior subordinated notes                            225            189
All other debt                                        32             42
                                                 -------        -------

      Property, plant, and equipment, net        $16,226        $12,875
                                                 =======        =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 -- DEBT

         Debt at September 30, 2003, and December 31, 2002, is set forth below (dollar amounts in thousands):

                                            SEPTEMBER 30,     DECEMBER 31,
                                                2003              2002
                                            -------------     ------------

Short-term debt:
     Revolving line of credit                 $ 16,743         $ 15,435
     Secured, amortizing term notes             13,852           18,971
     Senior, unsecured note                      7,500            7,500
     Senior subordinated notes                  27,412           27,412
     Junior subordinated notes                     347              347
                                              --------         --------
         Subtotal                               65,854           69,665
     Current portion of long-term debt           1,267            1,647
                                              --------         --------

         Total short-term debt                  67,121           71,312
                                              --------         --------

Long-term debt:
     12% secured term note                         939            1,119
     Unsecured, amortizing term notes             --                643
     Capital lease obligations                     710              485
     Series B Preferred Stock                      586              330
     Other                                         240              337
                                              --------         --------
         Subtotal                                2,475            2,914
     Less current portion                       (1,267)          (1,647)
                                              --------         --------

         Total long-term debt                    1,208            1,267
                                              --------         --------

              Total debt                      $ 68,329         $ 72,579
                                              ========         ========

         REVOLVING LINE OF CREDIT

         The Company's revolving line of credit is currently scheduled to expire on November 21, 2003. The Company is currently working with its primary secured lenders on the documents for a new secured credit facility, which includes an extension of its revolving line of credit until June 30, 2006. The Company can give no assurance that it will be able to refinance the revolving line of credit.

         At September 30, 2003, availability under the revolving line of credit totaled $1,655,000, before outstanding checks of $1,671,000 were deducted. At September 30, 2003, loans outstanding under the revolving line of credit accrued interest at one percent over the prime rate, which equated to 5%.

         The loans outstanding under the revolving line of credit are collateralized by substantially all of the assets of the Company and its principal subsidiary, Lexington Rubber Group, Inc. ("LRGI"), including accounts receivable, inventories, equipment, certain real estate, and the common stock of LRGI.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The lenders providing loans under the revolving line of credit have waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through November 21, 2003.

         SECURED, AMORTIZING TERM LOANS

         Secured, amortizing term loans outstanding at September 30, 2003, and December 31, 2002, are set forth below (dollar amounts in thousands):

                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                           2003               2002
                                                                                      -------------       ------------

Term notes payable in equal monthly principal installments based on a 180-month amortization schedules, final maturities in 2003, prime
  rate plus3/4%                                                                        $  4,488            $  4,893
Term note payable in equal monthly principal installments, final
  maturity in 2003, prime rate                                                             --                    45
Term note payable in equal monthly principal installments, final
  maturity in 2003, prime rate plus 1%                                                     --                    10
Term note payable in equal monthly principal installments, final
  maturity in 2003, LIBOR plus 2 3/4%                                                      --                   107
Term notes payable in equal monthly principal installments, final
  maturities in 2004, LIBOR plus 2 3/4%                                                     226                 476
Term note payable in equal monthly principal installments, final
  maturity in 2004, prime rate and LIBOR plus 2 1/2%                                        182                 386
Term notes payable in equal monthly principal installments, final
  maturities in 2004, prime rate plus 1%                                                  1,738(1)            3,846(1)
Term note payable in equal monthly principal installments, final
  maturity in 2005, LIBOR plus 2 1/2%                                                       411                 579
Term note payable in equal monthly principal installments, final
  maturity in 2005, prime rate plus 1%                                                      427(1)              609(1)
Term note payable in equal monthly principal installments, final
  maturity in 2006, prime rate                                                              207                 270
Term notes payable in equal monthly principal installments, final
  maturities in 2006, prime rate plus 1%                                                  3,791(1)            4,847(1)
Term notes payable in equal monthly principal installments, final
  maturities in 2007, prime rate plus 1%                                                  2,382(1)            2,903(1)
                                                                                       --------            --------
                                                                                       $ 13,852            $ 18,971
                                                                                       ========            ========


(1) Maturity date can be accelerated by the lender if the revolving line of credit expires prior to the stated maturity date of the term loan. The revolving line of credit is currently scheduled to mature on November 21, 2003.

         At September 30, 2003, and December 31, 2002, the secured, amortizing term notes were classified as short-term debt because the Company's lenders had granted waivers, for a period of less than one year, of the cross-default provisions of such term notes with respect to the defaults on the senior subordinated notes and the senior, unsecured note and because the revolving line of credit was scheduled to expire in less than one year.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The secured, amortizing term notes are collateralized by substantially all of the assets of the Company and LRGI, including accounts receivable, inventories, equipment, certain real estate, and the common stock of LRGI.

The lenders providing secured, amortizing term notes have waived the cross-default provisions with respect to the defaults on the senior subordinated notes and the senior, unsecured note through November 21, 2003.

         SENIOR, UNSECURED NOTE

         The senior, unsecured note, which matured on April 30, 2002, is senior in right of payment to the senior subordinated notes and the junior subordinated notes. The senior, unsecured note currently bears interest at 12 1/2% per annum. On April 30, 2002, the Company did not make the payments of principal and interest then due on the senior, unsecured note in the amounts of $7,500,000 and $78,000, respectively, and the Company has not made any payments on the senior, unsecured note since that date. At September 30, 2003, the accrued and unpaid interest on the senior, unsecured note totaled $1,406,000. For more information about the senior, unsecured note, refer to Note 1.

         SENIOR SUBORDINATED NOTES

         The senior subordinated notes, which matured on February 1, 2000, are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future secured debt and to the payment of the senior, unsecured note. The senior subordinated notes currently bear interest at 12 3/4% per annum. On February 1, 2000, the Company did not make the payments of principal and interest then due on the senior subordinated notes in the amounts of $27,412,000 and $1,748,000, respectively, and the Company has not made any payments on the senior subordinated notes since that date. At September 30, 2003, the accrued and unpaid interest on the senior subordinated notes totaled $14,563,000. For more information about the senior subordinated notes, refer to Note 1.

         JUNIOR SUBORDINATED NOTES

         The junior subordinated notes are due on February 1, 2004, and are subordinated in right of payment to all existing and future secured debt of the Company, the senior, unsecured note, and the senior subordinated notes. The junior subordinated notes bear interest at 14% per annum. The holders of the junior subordinated notes have deferred until February 1, 2004, the interest payments that were due on or after February 1, 2000, and have waived the cross-default provisions with respect to the default on the senior, unsecured note and the senior subordinated notes. At September 30, 2003, the accrued and unpaid interest on the junior subordinated notes totaled $225,000. For more information on the junior subordinated notes, refer to Note 1.

         12% SECURED TERM NOTE

         The 12% secured term note is payable in sixty equal, monthly installments of principal and interest that commenced on November 30, 2001. The 12% secured term note has no cross-default provision with respect to defaults on any of the Company's other debt.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         SERIES B PREFERRED STOCK

         At September 30, 2003, there were outstanding 3,300 shares of the Series B Preferred Stock having an aggregate carrying value of $586,000. The Series B Preferred Stock has a par value of $100 per share and a redemption value of $200 per share. Dividends of $8 per share are due on each March 15, June 15, September 15, and December 15. Redemptions of 450 shares are scheduled for November 30 of each year. The Series B Preferred Stock is convertible into common stock at $13.50 per share. As a result of the default on the senior subordinated notes, the Company has been prohibited from making any dividend payments on, or redemptions of, the Series B Preferred Stock since February 2000. At September 30, 2003, the Company was in arrears in the payment of fifteen quarterly dividends on the Series B Preferred Stock in the aggregate amount of $99,000 and in the redemption of 1,350 shares of Series B Preferred Stock for an aggregate redemption value of $270,000. For more information about the Series B Preferred Stock and the impact of the adoption by the Company of FAS 150 on July 1, 2003, refer to Note 1.

         RESTRICTIVE COVENANTS

         Certain of the Company's financing arrangements contain covenants that require the Company to maintain minimum levels of net worth and cash flow coverage. The covenants also place certain restrictions and limitations on the Company's business and operations, including the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of the Company's assets, the purchase of property, plant, and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, most of the Company's financing agreements include cross-default provisions.

         From time to time, the Company's lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in its various note agreements in order to maintain or otherwise ensure the Company's current or future compliance. During 2003, covenants requiring minimum levels of net worth were amended twice in two of the Company's three financing agreements. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings owed to them to be due and payable. For a more detailed discussion of recent amendments to and waivers under the Company's various debt obligations, refer to Note 1.

         CASH INTEREST PAID

         Cash interest paid during the nine months ended September 30, 2003 and 2002, totaled $1,498,000 and $1,730,000, respectively.

NOTE 6 -- INCOME TAXES

         At September 30, 2003, and December 31, 2002, the Company's net deferred income tax assets were fully offset by a valuation allowance. The income tax provisions recorded during the three-month and nine-month periods ended September 30, 2003 and 2002, consisted of estimated state income taxes payable. Cash income taxes paid during the nine months ended September 30, 2003 and 2002, totaled $77,000 and $58,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 -- NET INCOME (LOSS) PER COMMON SHARE

         The pro forma conversion of the Series B Preferred Stock was not dilutive for the three-month or nine-month periods ended September 30, 2003 and 2002. For purposes of the basic and fully diluted earnings per share calculations for the three-month and nine-month periods ended September 30, 2003 and 2002, the weighted average number of common shares outstanding totaled 4,828,036.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month and nine-month periods ended September 30, 2003 and 2002, is summarized below (dollar amounts in thousands):

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30                    SEPTEMBER 30
                                                    -------------------------         -------------------------
                                                      2003             2002             2003            2002
                                                    --------         --------         --------         --------

NET SALES:
     Rubber Group                                   $ 24,665         $ 25,617         $ 78,032         $ 75,731
     Metals Group                                      3,629            6,725           13,518           19,851
                                                    --------         --------         --------         --------

         Total net sales                            $ 28,294         $ 32,342         $ 91,550         $ 95,582
                                                    ========         ========         ========         ========

INCOME (LOSS) FROM OPERATIONS:

     Rubber Group                                   $  1,602         $  3,099         $  7,441         $  9,038
     Metals Group                                       (976)            (424)          (2,818)          (2,632)
                                                    --------         --------         --------         --------
         Subtotal                                        626            2,675            4,623            6,406
     Corporate Office                                   (620)            (591)          (1,866)          (1,927)
                                                    --------         --------         --------         --------

         Total income from operations               $      6         $  2,084         $  2,757         $  4,479
                                                    ========         ========         ========         ========

ASSETs:
     Rubber Group                                   $ 64,352         $ 66,744         $ 64,352         $ 66,744
     Metals Group                                     21,297           24,431           21,297           24,431
                                                    --------         --------         --------         --------
         Subtotal                                     85,649           91,175           85,649           91,175
     Corporate Office                                  4,399            3,877            4,399            3,877
                                                    --------         --------         --------         --------

         Total assets                               $ 90,048         $ 95,052         $ 90,048         $ 95,052
                                                    ========         ========         ========         ========

DEPRECIATION AND AMORTIZATION (1):
     Rubber Group                                   $  1,732         $  1,892         $  5,412         $  5,839
     Metals Group                                        715              966            2,418            3,016
                                                    --------         --------         --------         --------
         Subtotal                                      2,447            2,858            7,830            8,855
     Corporate Office                                     10               12               29               44
                                                    --------         --------         --------         --------

         Total depreciation and amortization        $  2,457         $  2,870         $  7,859         $  8,899
                                                    ========         ========         ========         ========

CAPITAL EXPENDITURES (2):
     Rubber Group                                   $  1,651         $    920         $  3,870         $  2,486
     Metals Group                                         64              974              683            1,333
                                                    --------         --------         --------         --------
         Subtotal                                      1,715            1,894            4,553            3,819
     Corporate Office                                      9                4               11                4
                                                    --------         --------         --------         --------

         Total capital expenditures                 $  1,724         $  1,898         $  4,564         $  3,823
                                                    ========         ========         ========         ========

(1) Does not include amortization of deferred financing expenses, which totaled $121,000 and $133,000 during the three-month periods ended September 30, 2003 and 2002, respectively, and $394,000 and $294,000 during the nine-month periods ended September 30, 2003 and 2002, respectively, which is included in interest expense in the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(2) Includes equipment financed with capital leases, which totaled $614,000 and $390,000 during the three-month periods ended September 30, 2003 and 2002, respectively, and $720,000 and $433,000 during the nine-month periods ended September 30, 2003 and 2002, respectively.

NOTE 9 -- PLANT CLOSURE

         During the fourth quarter of 2001, the Company was notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. As a result of the subsequent reduction in sales at the Arizona facility due to the loss of this customer, the Company closed the facility in 2002. At September 30, 2003, the book value of the remaining Arizona assets totaled $1,941,000, including $1,615,000 for the land and building.

         The following table sets forth certain operating data of the Arizona facility for the three-month and nine-month periods ended September 30, 2003 and 2002 (dollar amounts in thousands).

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                          -----------------------         -----------------------
                                                            2003            2002            2003            2002
                                                          -------         -------         -------         -------

Net sales                                                 $  --           $  --           $  --           $   332
                                                          =======         =======         =======         =======

Operating loss before nonrecurring costs                  $  (159)        $  (176)        $  (470)        $(1,111)
                                                          -------         -------         -------         -------

Nonrecurring plant closure costs:

    Severance and other employee termination costs           --              --              --               246
    Asset relocation costs                                   --              --              --               209
    Other costs                                              --              --              --               154
                                                          -------         -------         -------         -------
         Subtotal                                            --              --              --               609
                                                          -------         -------         -------         -------

Operating loss                                            $  (159)        $  (176)        $  (470)        $(1,720)
                                                          =======         =======         =======         =======

Depreciation included in operating loss                   $    49         $    95         $   152         $   461
                                                          =======         =======         =======         =======

         The operating loss recorded during the three-month and nine-month periods ended September 30, 2003, and the three-month period ended September 30, 2002, resulted primarily from the ongoing cost of maintaining, insuring, protecting, and depreciating the building and the equipment remaining in the facility. During the nine-month period ended September 30, 2002, the operating loss, excluding the plant closure costs, resulted primarily from the underabsorption of operating costs due to minimal sales and poor operating efficiencies while the facility was being shut down, and, to a lesser extent, from the cost of maintaining, insuring, protecting, and depreciating the building and the remaining equipment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 -- COMPREHENSIVE NET LOSS

        Comprehensive net loss for the three-month and nine-month periods ended September 30, 2003 and 2002, is set forth below (dollar amounts in thousands):

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
                                                           -----------------------         -----------------------
                                                             2003            2002            2003           2002
                                                           -------         -------         -------         -------

Net income (loss)                                          $(1,963)        $   227         $(2,806)        $(1,192)
Other comprehensive income-- unrealized gain (loss)
    on marketable securities                                  --              (256)           --               117
                                                           -------         -------         -------         -------

Comprehensive net loss                                     $(1,963)        $   (29)        $(2,806)        $(1,075)
                                                           =======         =======         =======         =======

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

         Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:

               - increases and decreases in business awarded to us by our customers,

               - unanticipated price reductions for our products as a result of competition,

               -    unanticipated operating results,

               -    changes in the cost of raw materials,

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

         Our consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to refinance, extend, amend, or exchange substantially all of our outstanding debt, as more fully described below, is subject to risks and uncertainties. As a result, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

RESULTS OF OPERATIONS -- THIRD QUARTER OF 2003 VERSUS THIRD QUARTER OF 2002

         The following table sets forth our consolidated operating results for the three-month periods ended September 30, 2003 and 2002, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA (dollar amounts in thousands):

                                                             THREE MONTHS ENDED SEPTEMBER 30
                                                          ------------------------------------
                                                                 2003              2002
                                                                 ----              ----
          Net sales                                       $28,294    100.0%   $32,342    100.0%

          Cost of sales                                    26,278     92.9     28,130     87.0
                                                          -------   ------    -------   ------
          Gross profit                                      2,016      7.1      4,212     13.0

          Selling and administrative expenses               2,010      7.1      2,128      6.6
                                                          -------   ------    -------   ------
          Income from operations                                6      0.0      2,084      6.4

          Add back depreciation and amortization (1)        2,457      8.7      2,870      8.9
                                                          -------   ------    -------   ------
          EBITDA (2)                                      $ 2,463      8.7%   $ 4,954     15.3%
                                                          =======   ======    =======   ======
          Net cash provided by operating activities (3)   $ 4,248     15.0%   $ 6,380     19.7%
                                                          =======   ======    =======   ======

         (1) Does not include amortization of deferred financing expenses, which totaled $121,000 and $133,000 during the third quarters of 2003 and 2002, respectively, and which is included in interest expense in the consolidated financial statements.

         (2) EBITDA is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to incur and to service debt. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

         (3) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I,
                  Item 1.

         Our net sales for the third quarter of 2003 were $28,294,000, compared to net sales of $32,342,000 for the third quarter of 2002, a decrease of $4,048,000, or 12.5%. The decrease in net sales was principally the result of decreased net sales of diecast components and machined metal components, and, to a lesser extent, from decreased sales of rubber components. EBITDA for the third quarter of 2003 was $2,463,000, or 8.7% of net sales, compared to EBITDA of $4,954,000, or 15.3% of net sales, for 2002. The decrease in EBITDA was the result of a $1,657,000 decrease in EBITDA at the Rubber Group and a $803,000 decrease in EBITDA at the Metals Group, which are discussed in detail below.

         Net cash provided by operating activities during the third quarter of 2003 totaled $4,248,000, compared to $6,380,000 for the third quarter of 2002. For more information about our operating activities, please refer to the Consolidated Statement of Cash Flows in Part I, Item 1, and to our discussion of operating activities under the caption "Liquidity and Capital Resources" in this
Part I, Item 2.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended September 30, 2003 and 2002.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations and cash flow of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the three-month periods ended September 30, 2003 and 2002, and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                      THREE MONTHS ENDED SEPTEMBER 30
                                                   -------------------------------------
                                                          2003              2002
                                                   -----------------   -----------------
          Net sales                                $24,665    100.0%   $25,617    100.0%

          Cost of sales                             21,951     89.0     21,331     83.3
                                                   -------   ------    -------   ------
          Gross profit                               2,714     11.0      4,286     16.7

          Selling and administrative expenses        1,112      4.5      1,187      4.6
                                                   -------   ------    -------   ------
          Income from operations                     1,602      6.5      3,099     12.1

          Add back depreciation and amortization     1,732      7.0      1,892      7.4
                                                   -------   ------    -------   ------
          EBITDA                                   $ 3,334     13.5%   $ 4,991     19.5%
                                                   =======   ======    =======   ======

         During the third quarter of 2003, net sales of the Rubber Group decreased by $952,000, or 3.7%, compared to the third quarter of 2002. This decrease was primarily due to decreased unit sales of connector seals for automotive wiring systems and medical components, and by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales increased during the third quarter of 2003 to 89.0% of net sales from 83.3% of net sales during the third quarter of 2002, primarily due to operational problems at our connector seals division. To a lesser extent, cost of sales as a percentage of net sales increased during the third quarter of 2003 because of increased operating losses at our captive tool-making operation due primarily to reduced tooling orders from our customers. These increased costs were offset, in part, by reduced depreciation and amortization expenses.

The problems at the connector seals division included:

         - increased costs for scrap, sorting, and repair, relating to a particular type of connector seal,

         - increased freight costs, which resulted from delivery issues related to those quality problems,

         - costs related to the continued start-up of our operations to mold seals from liquid silicone rubber, and

         - costs incurred due to the general disruption to our operations as we attempted to cope with those problems.

During the third quarter, we initiated a plan to reduce or eliminate these operating problems. The plan includes:

         -        upgrading management and supervisory personnel,

         - installing and utilizing improved process controllers and centralized data acquisition capabilities on all molding presses,

         - implementing improved manufacturing procedures throughout the operation,

         - installing automated visual inspection and repair equipment, and

         - improved utilization of the division's enterprise resource planning software systems.

Based on operating performance in the month of October 2003, we believe that the operating improvement plan will yield positive results, during the fourth quarter of 2003 and thereafter, as key components of the plan are rolled out.

         Selling and administrative expenses as a percentage of net sales were essentially unchanged during the third quarter of 2003, compared to the third quarter of 2002.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations and cash flow of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the three-month periods ended September 30, 2003 and 2002, and the reconciliation of the Metals Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                        THREE MONTHS ENDED SEPTEMBER 30
                                                   ----------------------------------------
                                                          2003                  2002
                                                   ------------------    ------------------
          Net sales                                $ 3,629     100.0%    $ 6,725     100.0%

          Cost of sales                              4,327     119.2       6,799     101.1
                                                   -------    ------     -------    ------
          Gross profit (loss)                         (698)    (19.2)        (74)     (1.1)

          Selling and administrative expenses          278       7.7         350       5.2
                                                   -------    ------     -------    ------

          Loss from operations                        (976)    (26.9)       (424)     (6.3)

          Add back depreciation and amortization       715      19.7         966      14.4
                                                   -------    ------     -------    ------
          EBITDA                                   $  (261)     (7.2)%   $   542       8.1%
                                                   =======    ======     =======    ======

         During the third quarter of 2003, net sales of the Metals Group decreased by $3,096,000, or 46.0%, compared to the third quarter of 2002. The decrease resulted from reduced sales of diecast and machined metal components, primarily due to:

         - a reduction in sales of diecast components to a large customer resulting from low overall demand, the end of product life for certain components, and to a lesser extent, the offshore sourcing of certain diecast components,

         - the loss of a high-volume machined metal component because the customer converted the part to a stamped metal component,

         - a general reduction in orders resulting from a slowdown in the automotive business during the summer months, and

         - the insourcing of certain components formerly manufactured by us.

         Cost of sales, as a percentage of net sales increased to 119.2% of net sales during the third quarter of 2003 from 101.1% of net sales during the third quarter of 2002, primarily because of the effect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume. During the third quarter of 2003, the impact of the fixed, or partially fixed, manufacturing costs was offset, in part, by reduced depreciation and amortization expenses.

         Selling and administrative expenses were reduced by 20.6% during the third quarter of 2003 compared to the third quarter of 2002, but increased as a percentage of net sales, primarily because of the reduced sales levels.

         During the fourth quarter of 2001, we were notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. As a result of the reduction in sales at the Arizona facility caused by the loss of this customer, we closed the facility in 2002. At September 30, 2003, the book value of the remaining Arizona assets totaled $1,941,000, including $1,615,000 for the land and building.

         During the three-month periods ended September 30, 2003 and 2002, the Arizona facility incurred operating losses of $159,000 and $176,000, respectively, which resulted primarily from the ongoing costs to maintain, insure, protect, and depreciate the building and the remaining equipment in the facility. The depreciation included in the operating losses incurred during the three-month periods ended September 30, 2003 and 2002, totaled $49,000 and $95,000, respectively.

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

         The following table sets forth the operating results of the Corporate Office for the three-month periods ended September 30, 2003 and 2002, and the reconciliation of the loss from operations to EBITDA (dollar amounts in thousands):

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30
                                                   2003     2002
                                                   ----     ----
          Loss from operations                     $(620)    (591)

          Add back depreciation and amortization      10       12
                                                   -----    -----
          EBITDA                                   $(610)   $(579)
                                                   =====    =====

         INTEREST EXPENSE

         During the third quarters of 2003 and 2002, interest expense totaled $1,715,000 and $1,978,000, respectively, which included amortization of deferred financing expenses of $121,000 and $133,000, respectively.

         INCOME TAX PROVISION

         At September 30, 2003, and December 31, 2002, our net deferred income tax assets were fully offset by a valuation allowance. The income tax provisions recorded during the three-month periods ended September 30, 2003 and 2002, consisted of estimated state income taxes payable.

RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 2003 VERSUS FIRST NINE MONTHS OF 2002

         The following table sets forth our consolidated operating results for the nine-month periods ended September 30, 2003 and 2002, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA (dollar amounts in thousands):

                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                          -------------------------------------
                                                                 2003              2002
                                                          -----------------   -----------------
          Net sales                                       $91,550    100.0%   $95,582    100.0%

          Cost of sales                                    82,518     90.1     83,761     87.6
                                                          -------   ------    -------   ------

          Gross profit                                      9,032      9.9     11,821     12.4

          Selling and administrative expenses               6,275      6.9      6,733      7.0

          Plant closure costs (1)                            --       --          609      0.6
                                                          -------   ------    -------   ------
          Income from operations                            2,757      3.0      4,479      4.7

          Add back depreciation and amortization (2)        7,859      8.6      8,899      9.3
                                                          -------   ------    -------   ------
          EBITDA (3)                                      $10,616     11.6%   $13,378     14.0%
                                                          =======   ======    =======   ======
          Net cash provided by operating activities (4)   $ 9,105     10.0%   $11,512     12.0%
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

         (2) Does not include amortization of deferred financing expenses, which totaled $273,000 and $161,000 during the first nine months of 2003 and 2002, respectively, and which is included in interest expense in the consolidated financial statements.

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

         Our net sales for the first nine months of 2003 were $91,550,000, compared to net sales of $95,582,000 for the first nine months of 2002, a decrease of $4,032,000. The decrease in net sales was principally the result of decreased sales of diecast and machined metal components, offset, in part, by increased sales of rubber components. EBITDA for the first nine months of 2003 was $10,616,000, or 11.6% of net sales, compared to $13,378,000, or 14.0% of net sales, for the first nine months of 2002. The decrease in EBITDA was the result of a $2,024,000 decrease in EBITDA at the Rubber Group and a $784,000 decrease in EBITDA at the Metals Group, which are discussed in detail below.

         Net cash provided by operating activities for the first nine months of 2003 totaled $9,105,000, compared to $11,512,000 for the first nine months of 2002. For more information about our operating activities, please refer to the Consolidated Statement of Cash Flows in Part I, Item 1 and to our discussion of operating activities under the caption "Liquidity and Capital Resources" in this
Part I, Item 2.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the corporate office for the nine-month periods ended September 30, 2003 and 2002.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations and cash flow of the Rubber Group and on our company taken as a whole.

         The following table sets forth the operating results of the Rubber Group for the nine-month periods ended September 30, 2003 and 2002, and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                   ------------------------------------
                                                         2003                2002
                                                   -----------------   ----------------
          Net sales                                $78,032    100.0%   $75,731    100.0%

          Cost of sales                             67,192     86.1     63,182     83.4
                                                   -------   ------    -------   ------
          Gross profit                              10,840     13.9     12,549     16.6

          Selling and administrative expenses        3,399      4.4      3,511      4.6
                                                   -------   ------    -------   ------
          Income from operations                     7,441      9.5      9,038     11.9

          Add back depreciation and amortization     5,412      7.0      5,839      7.7
                                                   -------   ------    -------   ------
          EBITDA                                   $12,853     16.5%   $14,877     19.6%
                                                   =======   ======    =======   ======

         During the first nine months of 2003, net sales of the Rubber Group increased by $2,301,000, or 3.0%, compared to the first nine months of 2002. This increase was primarily due to increased unit sales of insulators for automotive ignition wire sets and components for medical devices, offset, in part, by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales increased during the first nine months of 2003 to 86.1% of net sales from 83.4% of net sales for the first nine months of 2002, primarily due to operational problems at our connector seals division. These increased costs were offset, in part, by reduced depreciation and amortization expenses.

The problems at the connector seals division included:

         - increased costs for scrap, sorting, and repair, relating to a particular type of connector seal,

         - increased freight costs, which resulted from delivery issues related to those quality problems,

         - costs related to the continued start-up of our operations to mold seals from liquid silicone rubber, and

         - costs incurred due to the general disruption to our operations as we attempted to cope with those problems.

During the third quarter, we initiated a plan to reduce or eliminate these operating problems. The plan includes:

         -        upgrading management and supervisory personnel,

         - installing and utilizing improved process controllers and centralized data acquisition capabilities on all molding presses,

         - implementing improved manufacturing procedures throughout the operation,

         - installing automated visual inspection and repair equipment, and

         - improved utilization of the division's resource planning software systems.

Based on operating performance in the month of October 2003, we believe that the operating improvement plan will yield positive results, during the fourth quarter of 2003 and thereafter, as key components of the plan are rolled out.

         Selling and administrative expenses as a percentage of net sales decreased during the first nine months of 2003, compared to the first nine months of 2002, primarily because these expenses are fixed, or partially fixed, in nature.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations and cash flow of the Metals Group and on our company taken as a whole.

The following table sets forth the operating results of the Metals Group for the nine-month periods ended September 30, 2003 and 2002, and the reconciliation of the Metals Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                   ------------------------------------------
                                                           2003                   2002
                                                   -------------------    -------------------
          Net sales                                $ 13,518     100.0%    $ 19,851     100.0%

          Cost of sales                              15,326     113.4       20,579     103.7
                                                   --------    ------     --------    ------
          Gross profit (loss)                        (1,808)    (13.4)        (728)     (3.7)

          Selling and administrative expenses         1,010       7.5        1,295       6.5

          Plant closure costs                          --        --            609       3.1
                                                   --------    ------     --------    ------
          Income (loss) from operations              (2,818)    (20.9)      (2,632)    (13.3)

          Add back depreciation and amortization      2,418      17.9        3,016      15.2
                                                   --------    ------     --------    ------
          EBITDA                                   $   (400)     (3.0)%   $    384       1.9%
                                                   ========    ======     ========    ======

         As previously discussed, during the fourth quarter of 2001, we were notified that the Metal Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. As a result of the reduction in sales at the Arizona facility caused by the loss of this customer, we closed the facility in 2002.

         The following table sets forth certain operating data of the Arizona facility for the first nine months of 2003 and 2002 (dollar amounts in thousands):

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                                ------------------
                                                                 2003       2002
                                                                 ----       ----
          Net sales                                             $  --      $   332
                                                                =======    =======
          Operating loss before plant closure costs             $  (470)   $(1,111)
                                                                -------    -------
          Plant closure costs:
               Severance and other employee termination costs      --          246
               Asset relocation costs                              --          209
               Other costs                                         --          154
                                                                -------    -------
                                                                   --          609
                                                                -------    -------
          Operating loss                                           (470)    (1,720)
          Add back depreciation and amortization                    152        461
                                                                -------    -------
          EBITDA                                                $  (318)   $(1,259)
                                                                =======    =======

         During 2002, operating losses other than plant closure costs at the Arizona facility resulted primarily from the underabsorption of operating costs incurred due to minimal sales and poor operating efficiencies while the facility was being shut down, and, to a lesser extent, from the cost of maintaining, insuring, protecting, and depreciating the facility and the equipment remaining in the facility. The operating loss during the first nine months of 2003, resulted primarily from the ongoing cost to maintain, insure, protect, and depreciate the building and the remaining equipment.

         During the first nine months of 2003, net sales of the Metals Group decreased by $6,333,000, or 31.9%, compared to the first nine months of 2002. The decrease resulted from reduced sales of diecast and machined metal components, primarily due to (1) a reduction in sales of diecast components to a large customer resulting from the offshore sourcing of certain diecast components and the loss of certain automotive programs by that customer, and the end of product life for certain components, and (2) the loss of a high-volume machined metal component because the customer converted the part to a stamped metal component.

         Cost of sales as a percentage of net sales increased during the first nine months of 2003 to 113.4% of net sales from 103.7% of net sales during the first nine months of 2002, primarily due to the affect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume. During the first nine months of 2003, the impact of fixed, or partially fixed, manufacturing costs was offset, in part, by reduced depreciation and amortization expenses.

         Selling and administrative expenses were reduced by 22.0% during the first nine months of 2003 compared to the first nine months of 2002, but increased as a percentage of net sales because of the reduced sales level.

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

         The following table sets forth the operating results of the Corporate Office for the nine-month periods ended September 30, 2003 and 2002, and the reconciliation of the loss from operations to EBITDA (dollar amounts in thousands):

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                                   ------------------
                                                     2003       2002
                                                     ----       ----
          Loss from operations                     $(1,866)   $(1,927)

          Add back depreciation and amortization        29         44
                                                   -------    -------
          EBITDA                                   $(1,837)   $(1,883)
                                                   =======    =======

         INTEREST EXPENSE

         During the first nine months of 2003 and 2002, interest expense totaled $5,255,000 and $5,741,000, respectively, which included amortization of deferred financing expenses of $394,000 and

$294,000, respectively. The decrease in interest expense was caused primarily by lower rates of interest on our floating rate indebtedness and a reduction in the average amount of outstanding indebtedness.

         INCOME TAX PROVISION

         At September 30, 2003, and December 31, 2002, our net deferred income tax assets were fully offset by a valuation allowance. The income tax provision recorded during the nine-month periods ended September 30, 2003 and 2002, consisted of estimated state income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first nine months of 2003, our operating activities provided $9,105,000 of cash. Accounts receivable increased by $2,253,000. The increase was caused primarily by an increase in net sales during August and September 2003 compared to November and December 2002, and, at December 31, 2002, the payment by one customer of approximately $450,000 of invoices in advance of their scheduled due dates. Prepaid expenses and other current assets decreased by $860,000, primarily because of a reduction in the amount of unbilled tooling being manufactured or purchased by us for sale to our customers. Accounts payable increased by $1,040,000, which resulted from increased levels of production activity and a slight extension in the timing of payments to certain suppliers. Accrued interest expense increased by $3,351,000, reflecting additional interest accrued during the first nine months of 2003 on our senior, unsecured note, our senior subordinated notes, and our junior subordinated notes.

         INVESTING ACTIVITIES

         During the first nine months of 2003, our investing activities used $3,642,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $3,150,000, $683,000, and $11,000, respectively, primarily for the purchase of equipment. In addition, during the first nine months of 2003, the Rubber Group acquired $720,000 of production equipment that was financed under capital lease obligations. We presently project that capital expenditures during 2003, including equipment financed under capital lease obligations, will total approximately $6,198,000, substantially all of which will be for the purchase of equipment. Capital expenditures, including equipment financed under capital lease obligations, for the Rubber Group, the Metals Group, and the Corporate Office are projected to total approximately $5,340,000, $847,000, and $11,000, respectively, during 2003. At September 30, 2003, we had outstanding commitments to purchase property, plant, and equipment of approximately $764,000.

         FINANCING ACTIVITIES

         During the first nine months of 2003, our financing activities used $6,088,000 of cash. During the first nine months of 2003, we made payments on our amortizing term notes totaling $6,534,000, and we increased the net borrowings under our revolving line of credit by $1,308,000. We also incurred $862,000 of deferred financing expenses, primarily related to our efforts to restructure substantially all of our outstanding debt, and amortized $394,000 of deferred financing expenses.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit is subject to certain availability formulas based on the levels of our accounts receivable and inventories. Our revolving line of credit is currently scheduled to expire on November 21, 2003. At November 12, 2003, the aggregate principal amount outstanding under the revolving line of credit was $18,512,000. We are currently working with our primary secured lenders on the documentation for a new secured credit facility, which includes an extension of the revolving line of credit until June 30, 2006. We can give no assurance, however, that we will be able to refinance the revolving line of credit on favorable terms, or at all. At September 30, 2003, availability under the revolving line of credit totaled $1,655,000 before outstanding checks of $1,671,000 were deducted.

         Substantially all of our assets are pledged as collateral for various of our borrowings. A number of our financing arrangements contain covenants that require us to maintain minimum levels of net worth and cash flow coverage and other covenants that place certain restrictions on our business and operations, including covenants relating to the incurrence or assumption of additional debt, the level of past-due trade accounts payable, the sale of all or substantially all of our assets, the purchase of property, plant, and equipment, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends. In addition, substantially all of our financing arrangements include cross-default provisions.

         From time to time, our secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. During 2003, covenants requiring minimum levels of net worth were amended twice in two of our three financing agreements. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable.

         We are in default in the payment of our senior subordinated notes and our senior, unsecured note, which have outstanding principal amounts of $27,412,000 and $7,500,000, respectively, and accrued interest, as of September 30, 2003, of $14,563,000 and $1,406,000, respectively. In addition, the revolving line of credit is currently scheduled to expire on November 21, 2003, we have $347,000 of junior subordinated notes that are scheduled to mature on February 1, 2004, and we have $9,283,000 of scheduled principal payments on our secured, amortizing term notes during the twelve months ending September 30, 2004. We estimate that, at existing contractual and market rates, the interest expense on all of our debt during 2003 will be approximately $7,000,000. Cash interest paid during the first nine months of 2003 and 2002 totaled $1,498,000 and $1,730,000, respectively.

         We had a net working capital deficit of $68,389,000 at September 30, 2003, compared to a net working capital deficit of $68,070,000 at December 31, 2002. The net working capital deficit exists primarily because the majority of our debt is in default or subject to short-term waivers of cross-defaults. As discussed in more detail below, we are in the process of negotiating extensions or refinancings of all of our matured and maturing debt, although there can be no assurance that we will be successful in this effort. If our debt were refinanced on the terms that are set forth below, we estimate that our monthly cash interest expense would be approximately $640,000.

         We have been in default on our 12 3/4% senior subordinated notes since February 1, 2000, when we did not make the payments of principal, in the amount of $27,412,000, and interest, in the amount of $1,748,000, that were due on that date. On July 10, 2002, we commenced an exchange offer for the 12 3/4% senior subordinated notes. The exchange offer was amended on March 7, 2003, and further amended on September 18, 2003, and is scheduled to expire on November 18, 2003, unless extended by us. If the amended exchange offer is consummated, at least 99% of the 12 3/4% senior subordinated notes will be exchanged for new 12% senior subordinated notes due August 1, 2009, in a principal amount equal to the principal amount of the 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the amended exchange offer is consummated, which accrued interest will total $548.958 for each $1,000 principal amount of 12 3/4% senior subordinated notes, if the amended exchange offer is consummated on November 21, 2003. Interest on the 12% senior subordinated notes will accrue from the date the amended exchange offer is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 12% senior subordinated notes will be issued together with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from August 1, 2005, through August 1, 2009. Our senior, secured lenders have waived the cross-default provisions with respect to the default on the senior subordinated notes through November 21, 2003, and the holders of the junior subordinated notes have waived such cross-default provisions through February 1, 2004. One of the conditions to the consummation of the amended exchange offer is the tender for exchange of at least 99% of the senior subordinated notes. As of November 10, 2003, we had received tenders of $27,279,000 principal amount of 12 3/4% senior subordinated notes, or 99.5% of the outstanding notes. There are additional conditions to the consummation of the amended exchange offer that may not be satisfied by the expiration date.

         We have reached an agreement with the holders of our 14% junior subordinated notes on the terms of a restructuring of those notes. If the restructuring is completed, we will exchange new 13% junior subordinated notes due November 1, 2009, for the existing 14% junior subordinated notes, and the accrued interest on the 14% junior subordinated notes for the period November 1, 1999, through the day before the date the restructuring is consummated, which will total $232,000, if the restructuring is consummated on November 21, 2003, will be converted into shares of our common stock at a price of $2.27 per share. Interest on the 13% junior subordinated notes will accrue from the date the restructuring is consummated, and will be payable on each February 1, May 1, August 1, and November 1. Each $1,000 principal amount of 13% junior subordinated notes will be issued with warrants to purchase ten shares of common stock at a price of $3.50 per share at any time from August 1, 2005, through November 1, 2009.

         We have been in default on our senior, unsecured note since April 30, 2002, when we did not make the payments of principal, in the amount of $7,500,000, and the interest, in the amount of $78,000, that were due on that date. If the other aspects of the financial restructuring program are completed, we have proposed to repurchase the senior, unsecured note for $5,550,000 in cash plus interest on that amount from November 1, 2002, to the date the amended exchange offer is consummated, at the prime rate. Our senior, secured lenders have waived the cross-default provisions with respect to the default on the senior, unsecured note through November 21, 2003, and the holders of the junior subordinated notes have waived such cross-default provisions through February 1, 2004.

         We are currently working with our primary secured lenders on the documents for a new senior, secured credit facility.

         We can give no assurance that we will be able to consummate the amended exchange offer, repurchase the senior, unsecured note, or refinance our senior, secured credit facility on satisfactory terms. If we are unable to do so, we may choose to file a voluntary petition under the federal bankruptcy code in order to effect a debt restructuring on terms substantially similar to those discussed above, or on other terms. Representatives of the four largest holders of the 12 3/4% senior subordinated notes, who hold in the aggregate approximately 75% of the notes, have indicated that, if the documentation for the new senior, secured credit facility cannot be completed promptly, they may demand that we file a voluntary petition under the federal bankruptcy code or, in the alternative, they may choose to file an involuntary petition against us in order to accomplish a debt restructuring, in which case we would have twenty days to respond by filing a voluntary petition or seeking the withdrawal or dismissal of such involuntary petition. Although we believe that such a debt restructuring could be accomplished without material disruption to our operations, any such proceeding involves considerable risks and uncertainties and could have a material adverse effect on our business, results of operations, cash flows, and financial position. The consolidated financial statements do not include any adjustments to the amounts or classifications of assets or liabilities to reflect those risks.

RECENTLY ISSUED ACCOUNTING STANDARDS

         STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         On July 1, 2003, we adopted Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. In connection with the adoption of FAS 150, during the three months ended September 30, 2003, we recognized a charge of $247,000 to increase the carrying value of our Series B Preferred Stock from $330,000 to its estimated fair value of $577,000. The charge is shown in our consolidated statement of operations on the line entitled "Cumulative effect of a change in accounting principle." In addition, during the three months ended September 30, 2003, we recorded $9,000 of interest expense, which increased the carrying fair value of the Series B Preferred Stock from $577,000 to $586,000. If FAS 150 had been in effect during the three-month and nine-month periods ended September 30, 2002, and for the entire nine-month period ended September 30, 2003, the interest expense that would have been recorded and the related increase in the carrying value of the Series B Preferred Stock would have totaled $10,000 and $32,000, during the three-month and nine-month periods ended September 30, 2002, respectively, and $27,000 during the nine-month period ended September 30, 2003. At September 30, 2003, the Series B Preferred Stock was classified as a debt in our consolidated balance sheet. The Series B Preferred Stock outstanding at December 31, 2002, has been reclassified as debt to conform to the current period presentation. For more information about the Series B Preferred Stock, refer to Note 5 of the consolidated financial statements in Part 1, Item 1.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At September 30, 2003, we had $30,595,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2 1/2%, LIBOR plus 2 3/4%, the prime rate, the prime rate plus 3/4%, or the prime rate plus 1%. Currently we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At September 30, 2003, we had $37,734,000 of outstanding fixed-rate, long-term debt with a weighted-average interest rate of 12.6%, of which $34,912,000 had matured. We have received tenders of over 99% of our 12 3/4% senior subordinated notes in exchange for new 12% senior subordinated notes due August 1, 2009, in a principal amount equal to the principal amount of the existing 12 3/4% senior subordinated notes being exchanged plus the accrued and unpaid interest thereon through the day before the date the exchange offer is consummated, which accrued interest will total $548.958 for each $1,000 principal amount of 12 3/4% senior subordinated notes exchanged, if the exchange offer is consummated on November 21, 2003. The holders of our 14% junior subordinated notes have agreed to exchange the $347,000 principal amount of those notes for new 13% junior subordinated notes due November 1, 2009, and to convert the accrued interest on the notes into shares of common stock. If the other aspects of the financial restructuring are completed, we have proposed to repurchase our $7,500,000 senior, unsecured note for $5,550,000 plus interest on that amount from November 1, 2002, to the date of repurchase, at the prime rate.

         If the financial restructuring is completed on the terms currently negotiated, we estimate that our monthly cash interest expense will be approximately $640,000 and that a one percentage point increase or decrease in the applicable short-term rate would increase or decrease our monthly cash interest expense by approximately $33,000.

         For further information about our indebtedness, we recommend that you also read Notes 1 and 5 of our consolidated financial statements in Part I, Item 1.

ITEM 4. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision, and with the participation, of our management, including one of our co-principal executive officers and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the co-principal executive officer and our chief financial officer concluded that our disclosure controls and procedures provide management with timely notice of material information that is required to be disclosed in periodic reports filed with the U.S. Securities and Exchange Commission. We also reviewed our internal controls, and there have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date of our previous evaluation.

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

         (b) We did not pay dividends on our $8 cumulative convertible preferred stock, series B, during the three-month or nine-month periods ended September 30, 2003, in the aggregate amount of $6,600 and $19,800, respectively. As of November 13, 2003, the Company was in arrears in the payment of dividends in the amount of $99,000 and in the making of mandatory redemptions in the amount of $270,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              The following exhibits are filed herewith:

              10-1 Agreement relating to 14% Junior Subordinated Notes dated as of October 31, 2003, between Lexington Precision Corporation ("LPC") and Michael A. Lubin

              10-2 Agreement relating to Junior Subordinated Convertible Increasing Rate Note dated as of October 31, 2003, among LPC, Michael A. Lubin, and Warren Delano

              10-3 Agreement dated as of September 15, 2003, between LPC and Congress Financial Corporation ("Congress")

              10-4 Agreement dated as of September 15, 2003, between Lexington Rubber Group, Inc. ("LRGI") and Congress

              10-5 Agreement dated as of September 15, 2003 among LPC, LRGI, and Congress

              10-6 Agreement dated as of October 15, 2003, between LPC and Congress

              10-7 Agreement dated as of October 15, 2003, between LRGI and Congress

              10-8 Agreement dated as of October 15, 2003 among LPC, LRGI, and Congress

              10-9 Agreement dated as of November 5, 2003, between LPC and Congress

              10-10 Agreement dated as of November 5, 2003, between LRGI and Congress

              10-11 Agreement dated as of November 7, 2003 among LPC, LRGI, and Congress

              10-12 Sixteenth Amendment Agreement dated as of September 15, 2003, between LPC, LRGI, and Bank One, NA ("Bank One")

              10-13 Agreement dated as of September 15, 2003, between LPC, LRGI, and Bank One

              10-14 Seventeenth Amendment Agreement dated as of October 15, 2003, between LPC, LRGI, and Bank One

              10-15 Agreement dated as of October 15, 2003, between LPC, LRGI, and Bank One

              10-16 Eighteenth Amendment Agreement dated as of November 7, 2003, between LPC, LRGI, and Bank One

              10-17 Agreement dated as of November 7, 2003, between LPC, LRGI, and Bank One

              10-18 Agreement dated October 31, 2003, between LPC and CIT Group/Equipment Financing, Inc. ("CIT")

              10-19 Amendment No. 10 to Loan and Security Agreement dated as of August 31, 2003, between LPC and CIT

              31-1 Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31-2 Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31-3 Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32-1 Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32-2 Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32-3 Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  REPORTS ON FORM 8-K

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

              On August 14, 2003, we filed a report on Form 8-K that included a press release dated August 14, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from August 14, 2003, to 12 midnight, New York City Time on August 28, 2003, unless further extended.

              On August 18, 2003, we filed a report on Form 8-K that included a press release dated August 18, 2003, announcing financial results for the three-month and six-month periods ended June 30, 2003.

              On August 28, 2003, we filed a report on Form 8-K that included a press release dated August 28, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from August 28, 2003, to 12 midnight, New York City Time on September 11, 2003, unless further extended.

              On September 11, 2003, we filed a report on Form 8-K that included a press release dated September 11, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from September 11, 2003, to 12 midnight, New York City Time on September 30, 2003, unless further extended.

              On September 18, 2003, we filed a report on Form 8-K that included a press release dated September 18, 2003, stating that we were further amending our exchange offer to holders of our senior subordinated notes and extending the expiration date of our offer to exchange our senior subordinated notes from September 30, 2003, to 5:00 p.m., New York City Time on October 7, 2003, unless further extended.

              On October 7, 2003, we filed a report on Form 8-K that included a press release dated October 7, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from October 7, 2003, to 5:00 p.m., New York City Time on October 21, 2003, unless further extended.

              On October 21, 2003, we filed a report on Form 8-K that included a press release dated October 21 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from October 21, 2003, to 5:00 p.m., New York City Time on November 4, 2003, unless further extended.

              On November 4, 2003, we filed a report on Form 8-K that included a press release dated November 4, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from November 4, 2003, to 5:00 p.m., New York City Time on November 11, 2003, unless further extended.

              On November 12, 2003, we filed a report on Form 8-K that included a press release dated November 11, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from November 11, 2003, to 5:00 p.m., New York City Time on November 18, 2003, unless further extended.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LEXINGTON PRECISION CORPORATION
                                                   (Registrant)

November 13, 2003                        By:  /s/  Michael A. Lubin
-----------------                             ------------------------------
      Date                                    Michael A. Lubin
                                              Chairman of the Board

November 13, 2003                        By:  /s/  Warren Delano
-----------------                             ---------------------
      Date                                    Warren Delano
                                              President

November 13, 2003                        By:  /s/  Dennis J. Welhouse
-----------------                             ------------------------------
      Date                                    Dennis J. Welhouse
                                              Senior Vice President and
                                                Chief Financial Officer