Form 10-K
period 2003-12-31
LEXINGTON PRECISION CORP
filed 2004-04-14
CIK 12570

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2003

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

                               Yes  X__     No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the registrant's common stock, $0.25 par value per share, held by non-affiliates of the registrant, as of June 30, 2003, was approximately $2,897,000.

The number of shares of common stock outstanding as of March 1, 2004, was 4,931,767.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 2004 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.

                         LEXINGTON PRECISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
PART I

Item 1.  Business.....................................................................................        1

Item 2.  Properties...................................................................................        5

Item 3.  Legal Proceedings............................................................................        5

Item 4.  Submission of Matters to a Vote of Security Holders..........................................        5

PART II

Item 5.  Market for Our Common Stock and Other Stockholder Matters....................................        6

Item 6.  Selected Financial Data......................................................................        7

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........        8

Item 7A. Quantitative and Qualitative Disclosures about Market Risk...................................       26

Item 8.  Financial Statements and Supplementary Data..................................................       27

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.........................................................................       58

Item 9A. Controls and Procedures......................................................................       58

PART III

Item 10. Directors and Executive Officers of the Registrant...........................................       59

Item 11. Executive Compensation.......................................................................       59

Item 12. Security Ownership of Certain Beneficial Owners and Management...............................       59

Item 13. Certain Relationships and Related Transactions...............................................       59

Item 14. Principal Accountant Fees and Services.......................................................       59

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................       60

                                     PART I
ITEM 1. BUSINESS

         Our company was incorporated in Delaware in 1966. Substantially all of our business is conducted in the continental United States. Through our two operating segments, the Rubber Group and the Metals Group, we manufacture rubber and metal components that are sold to other manufacturers.

         In 2003, net sales of the Rubber Group totaled $103,243,000, or 84.9% of our consolidated net sales. The Rubber Group manufactures connector seals used in automotive wiring systems and insulators used in automotive ignition wire sets. We believe that we are the leading manufacturer of these types of components in North America. During 2003, sales to automotive customers represented 86.8% of the total net sales of the Rubber Group. The Rubber Group also manufactures molded rubber components used in a variety of medical devices, such as drug delivery systems and syringes.

         In 2003, net sales of the Metals Group totaled $18,373,000, or 15.1% of our consolidated net sales. The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars. During 2003, sales to automotive customers represented 86.2% of the total net sales of the Metals Group.

         Financial data and other information about our operating segments can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and in Note 9, "Segments," to our consolidated financial statements in Part II, Item 8.

PRINCIPAL END-USES FOR OUR PRODUCTS

         The following table summarizes our net sales during 2003, 2002, and 2001, by the type of product in which our components were utilized (dollar amounts in thousands):

                                                       YEARS ENDED DECEMBER 31
                                                       -----------------------
                                     2003                      2002                       2001
                                     ----                      ----                       ----

Automobiles and trucks      $105,471        86.7%      $108,752        87.1%      $107,818        85.4%
Medical devices               12,334        10.1         11,705         9.4          9,732         7.7
Other                          3,811         3.2          4,395         3.5          8,652         6.9
                            --------       -----       --------       -----       --------       -----

                            $121,616       100.0%      $124,852       100.0%      $126,202       100.0%
                            ========       =====       ========       =====       ========       =====

         The following table summarizes net sales of the Rubber Group and the Metals Group during 2003, 2002, and 2001, by the type of product in which each segment's components were utilized (dollar amounts in thousands):

                                                          YEARS ENDED DECEMBER 31
                                                          -----------------------
                                         2003                        2002                       2001
                                         ----                        ----                       ----
Rubber Group:
     Automobiles and trucks      $ 89,642        86.8%      $ 86,345        87.3%      $ 81,493        89.0%
     Medical devices               12,334        11.9         11,705        11.9          9,732        10.7
     Other                          1,267         1.3            830         0.8            307         0.3
                                 --------       -----       --------       -----       --------       -----

                                 $103,243       100.0%      $ 98,880       100.0%      $ 91,532       100.0%
                                 ========       =====       ========       =====       ========       =====

Metals Group:
     Automobiles and trucks      $ 15,829        86.2%      $ 22,407        86.3%      $ 26,325        75.9%
     Industrial equipment             446         2.4          1,104         4.2          4,631        13.4
     Other                          2,098        11.4          2,461         9.5          3,714        10.7
                                 --------       -----       --------       -----       --------       -----

                                 $ 18,373       100.0%      $ 25,972       100.0%      $ 34,670       100.0%
                                 ========       =====       ========       =====       ========       =====

MAJOR CUSTOMERS

         Our largest customer is Delphi Corporation. During 2003, 2002, and 2001, our net sales to Delphi totaled $24,591,000, $25,181,000, and $24,388,000, which represented 20.2%, 20.2%, and 19.3%, respectively, of our net sales. No other customer accounted for more than 10% of our net sales during 2003, 2002, or 2001. Approximately 82% of the products we sell to Delphi are covered by a supply contract that expires on December 31, 2004. For more information about the expiration of the supply contract, please refer to "Managements Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7.

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

PATENTS AND TRADEMARKS

         We do not currently hold any patents, trademarks, or licenses that we consider to be material to the successful operation of our business.

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

RESEARCH AND DEVELOPMENT

         During 2003, 2002, and 2001, we spent approximately $1,168,000, $924,000, and $890,000, respectively, on our research and development activities, which are primarily related to improving our manufacturing processes in order to reduce the cost and increase the quality of our products.

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

EMPLOYEES


         We believe that our employee relations are generally good. The following table shows the number of our employees at December 31, 2003, 2002, and 2001.

                             DECEMBER 31
                             -----------
                      2003       2002       2001
                      -----      -----      -----

Rubber Group            904        876        807
Metals Group            189        260        299
Corporate Office          9          7          7
                      -----      -----      -----

                      1,102      1,143      1,113
                      =====      =====      =====

         At December 31, 2003, 2002 and 2001, employees at the Rubber Group included 322, 301, and 263 hourly workers at two plant locations that were subject to collective bargaining agreements, which expire on October 19, 2004, and December 11, 2004, respectively.

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

         We do not currently maintain an internet website and therefore we do not make available through a website our annual report on Form 10-K, our quarterly reports on Form 10-Q, or our current reports on Form 8-K and all amendments to those reports. We will furnish free of charge, upon written request to our President at 767 Third Avenue, New York, NY 10017, a paper copy of the reports that we file with the Commission. The reports have been filed electronically with the Securities and Exchange Commission (the "Commission") and are accessible on the Commission's website at www.sec.gov.

ITEM 2. PROPERTIES

         The following table shows the location and square footage of our manufacturing facilities at December 31, 2003:

                                           SQUARE
             LOCATION                       FEET
             --------                       ----

Rubber Group:
     Jasper, Georgia                      100,000
     LaGrange, Georgia                     85,000
     North Canton, Ohio                    42,000
     Vienna, Ohio                          64,000
     Rock Hill, South Carolina             63,000
                                          -------

         Total Rubber Group               354,000
                                          -------

Metals Group:
     Casa Grande, Arizona                  64,000
     Lakewood, New York                   103,000
     Rochester, New York                   60,000
                                          -------

         Total Metals Group               227,000
                                          -------

         Total Company                    581,000
                                          =======

         All of our facilities are encumbered by mortgages. All of our plants are general manufacturing facilities suitable for our operations. We believe that our facilities are adequate to meet our current operating needs. Our manufacturing facility in Casa Grande, Arizona, was closed in 2002 and is currently being offered for sale. For more information about the closing, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND OTHER STOCKHOLDER MATTERS

         Our common stock is traded in the over-the-counter market. At March 19, 2004, there were approximately 751 holders of record of our common stock. Trading in shares of our common stock is limited. During 2003 and 2002, trading data for our stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD). The following table sets forth prices at which transactions in our common stock were reported on the OTC Bulletin Board. Additional trading data can be found at the NASD website, www.nasdaq.com.

                                       YEARS ENDED DECEMBER 31
                                       -----------------------
                                    2003                     2002
                                    ----                     ----
                              HIGH         LOW         HIGH         LOW
                              ----         ---         ----         ---

First quarter                 $1.01       $0.53        $0.32       $0.31
Second quarter                $1.01       $0.55        $0.50       $0.32
Third quarter                 $0.65       $0.40        $0.40       $0.32
Fourth quarter                $0.90       $0.50        $0.53       $0.35

         We are not able to determine whether retail markups, markdowns, or commissions were included in the above prices. We believe that eleven brokerage firms currently make a market in our common stock, although both bid and asked quotations may be limited.

         We have not paid dividends on our common stock since 1979, and we have no current plans to reinstate the payment of dividends. In addition, agreements defining the right of holders of our debts currently restrict us from paying cash dividends on our common stock. We are currently in arrears with respect to the redemption of 1,800 shares of our $8 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), that we did not redeem on each of November 30, 2003, 2002, 2001, and 2000, at an aggregate redemption price of $360,000.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data, including the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), for each of the years in the five-year period ended December 31, 2003 (dollar amounts in thousands, except per share amounts). The financial data has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent certified public accountants. This information is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and our consolidated financial statements in Part II, Item 8.

                                                                            YEARS ENDED DECEMBER 31

SUMMARY OF OPERATIONS:                                2003            2002            2001            2000            1999
                                                    ---------       ---------       ---------       ---------       ---------
     Net sales                                      $ 121,616       $ 124,852       $ 126,202       $ 138,302       $ 134,372
     Cost of sales                                    109,526         110,718         109,055         120,726         111,598
                                                    ---------       ---------       ---------       ---------       ---------
         Gross profit                                  12,090          14,134          17,147          17,576          22,774
     Selling and administrative expenses                8,532           8,658           9,911          10,923          12,153
     Impairment of goodwill                               208              --              --              --              --
     Impairment of long-lived assets                    2,427              --           2,047              --             335
     Plant closure costs                                   --             609              --              --              --
     Income from insurance company
      demutualization                                      --              --          (1,274)             --              --
                                                    ---------       ---------       ---------       ---------       ---------
         Income from operations                           923           4,867           6,463           6,653          10,286
     Interest expense                                  (7,049)         (7,220)         (8,534)         (9,913)         (9,632)
     Gain on sale of securities                            --             248              --              --              --
     Income tax provision (benefit)                        76            (538)             80            (161)            133
     Cumulative effect of a change in
      accounting principle                                247              --              --              --              --
     Extraordinary gain on repurchase of
      debt, net of applicable income taxes                 --              --              --              --           1,542
                                                    ---------       ---------       ---------       ---------       ---------
         Net income (loss)                          $  (6,449)      $  (1,567)      $  (2,151)      $  (3,099)      $   2,063
                                                    =========       =========       =========       =========       =========

     Net income (loss) per diluted common
      share                                         $   (1.36)      $   (0.32)      $   (0.45)      $   (0.65)      $    0.46
                                                    =========       =========       =========       =========       =========

OTHER DATA:

     Net cash provided by operating activities      $  11,119       $  16,231       $  17,561       $  22,136       $   5,624
                                                    =========       =========       =========       =========       =========

     Income from operations                         $     923       $   4,867       $   6,463       $   6,653       $  10,286
     Add back: depreciation and amortization
      included in income from operations               10,279          11,865          13,103          13,490          12,728
                                                    ---------       ---------       ---------       ---------       ---------
     EBITDA (1)                                     $  11,202       $  16,732       $  19,566       $  20,143       $  23,014
==============================================      =========       =========       =========       =========       =========
     Capital expenditures                           $   5,799       $   5,230       $   6,408       $  13,936       $  10,328

                                                                                   DECEMBER 31
                                                                                   -----------
                                                       2003            2002            2001            2000            1999
                                                    ---------       ---------       ---------       ---------       ---------
FINANCIAL POSITION:

     Current assets                                 $  29,834       $  32,991       $  34,146       $  36,968       $  37,503
     Current liabilities                               37,594         101,061         107,074         117,147         116,460
                                                    ---------       ---------       ---------       ---------       ---------
         Net working capital deficit                $  (7,760)      $ (68,070)      $ (72,928)      $ (80,179)      $ (78,957)
                                                    =========       =========       =========       =========       =========

     Total assets                                   $  83,687       $  92,145       $  99,877       $ 110,289       $ 111,327
     Long-term debt, excluding current portion      $  63,861       $   1,117       $   2,000       $     104       $     116
     Total stockholders' deficit                    $ (19,492)      $ (13,199)      $ (11,659)      $  (9,536)      $  (7,463)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Some of our statements in this Form 10-K, including this item, are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements usually can be identified by our use of words like "believes," "expects," "may," "will," "should," "anticipates," "estimates," "projects," or the negative thereof. They may be used when we discuss strategy, which typically involves risk and uncertainty, and they generally are based upon projections and estimates rather than historical facts and events.

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

         -        increases or decreases in capital expenditures,

         -        changes in economic conditions,

         -        strength or weakness in the North American automotive market,

         -        changes in the competitive environment,

         - changes in interest rates and the credit and securities markets, and

         - labor interruptions at our facilities or at our customers' facilities.

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

RESULTS OF OPERATIONS -- COMPARISON OF 2003, 2002, AND 2001

         The following table sets forth our consolidated operating results for 2003, 2002, and 2001 and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization ("EBITDA") (dollar amounts in thousands):

                                                                                 YEARS ENDED DECEMBER 31
                                                                2003                        2002                       2001
                                                                ----                        ----                       ----

Net sales                                              $ 121,616      100.0%      $ 124,852      100.0%      $ 126,202       100.0%

Cost of sales                                            109,526       90.1         110,718       88.7         109,055        86.4
                                                       ---------      -----       ---------      -----       ---------       -----
Gross profit                                              12,090        9.9          14,134       11.3          17,147        13.6

Selling and administrative expenses                        8,532        7.0           8,658        6.9           9,911         7.9

Impairment of goodwill (1)                                   208        0.2              --         --              --          --

Impairment of long-lived assets (2)                        2,427        2.0              --         --           2,047         1.6

Plant closure costs (3)                                       --         --             609        0.5              --          --

Income from insurance company demutualization (4)             --         --              --         --          (1,274)       (1.0)
                                                       ---------      -----       ---------      -----       ---------       -----

Income from operations                                       923        0.8           4,867        3.9           6,463         5.1

Add back: depreciation and amortization (5)               10,279        8.4          11,865        9.5          13,103        10.4
                                                       ---------      -----       ---------      -----       ---------       -----

EBITDA (6)                                             $  11,202        9.2%      $  16,732       13.4%      $  19,566        15.5%
                                                       =========      =====       =========      =====       =========       =====

Net cash provided by operating activities (7)          $  11,119        9.1%      $  16,231       13.0%      $  17,561        13.9%
                                                       =========      =====       =========      =====       =========       =====

(1) In 2003, we recorded a provision of $208,000 to write off the unamortized balance of the Metals Group's goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." For more information, refer to the discussion of the results of operations of the Metals Group in this section.

(2) In 2003, we recorded a provision of $2,427,000 to write down to fair value the long-lived assets of our die casting business in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets." In 2002, we closed our metal machining facility in Casa Grande, Arizona. As of December 31, 2001, we recorded a provision of $2,047,000 to write down to fair value certain of the facility's assets. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

(3) During 2002, we incurred costs of $609,000 to close our Casa Grande, Arizona, facility. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

(4) In 2001, we received shares of common stock of an insurance company as a result of the demutualization of the company. For more information, refer to the discussion of the results of operations of the Corporate Office in this section.

(5) Does not include amortization of deferred financing expenses, which totaled $610,000, $440,000, and $192,000, in 2003, 2002, and 2001, respectively, and which is included in interest expense in the consolidated financial statements.

(6) EBITDA is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-K because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(7) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part II, Item 8.

         Our net sales for 2003 were $121,616,000 compared to net sales of $124,852,000 for 2002, a decrease of $3,236,000, or 2.6%. The decrease in net sales was principally the result of decreased net sales of diecast components and machined metal components, offset, in part, by increased sales of rubber components. EBITDA for 2003 was $11,202,000, or 9.2% of net sales, compared to EBITDA of $16,732,000 or 13.4% of net sales, for 2002. The decrease in EBITDA was the result of a $1,404,000 decrease in EBITDA at the Rubber Group and a $3,896,000 decrease in EBITDA at the Metals Group, which are discussed in detail below.

         Net cash provided by operating activities during 2003 totaled $11,119,000, compared to $16,231,000 for 2002. For more information about our operating activities, please refer to the consolidated statement of cash flows in Part II, Item 8, and to our discussion of operating activities under the caption "Liquidity and Capital Resources" in this Part II, Item 7.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the years ended December 31, 2003, 2002, and 2001.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. During 2003, 2002, and 2001, sales to automotive industry customers represented 86.8%, 87.3%, and 89.0%, respectively, of the Rubber Group's net sales. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.

         The three largest customers of the Rubber Group accounted for 45.5%, 45.6%, and 46.7% of the Rubber Group's net sales during 2003, 2002, and 2001, respectively. Loss of a significant amount of business from any of the Rubber Group's large customers would have a material adverse effect upon the Rubber Group and upon our company as a whole if that business were not substantially replaced by additional business from existing or new customers.

         Delphi Corporation is the Rubber Group's largest customer. During 2003, 2002, and 2001, the Rubber Group's net sales to Delphi totaled $24,150,000, $24,837,000, and $23,660,000, respectively, which represented 23.4%, 25.1%, and
25.8%, respectively, of the Rubber Group's net sales. Net sales to Delphi of connector seals for automotive wire harnesses totaled $20,227,000, $21,147,000, and $22,295,000 during 2003, 2002, and 2001, respectively. Substantially all of the connector seals we sell to Delphi are sold pursuant to a supply agreement that expires on December 31, 2004. We cannot predict whether we and Delphi will enter into a new agreement for us to supply connector seals to Delphi when the current long-term agreement expires on December 31, 2004, or, if we do enter into an agreement, what the volume, pricing, duration, and other terms of that agreement will be. Delphi has indicated to us that they currently plan to in-source, during 2005, approximately 30 connector seals currently manufactured by us under the long-term agreement. Our aggregate net sales of these parts during 2003 were $9,319,000. Assuming those connector seals were in-sourced on the earliest possible date, January 1, 2005, and we were unable to replace the lost business with new business from Delphi or other customers, we estimate that the operating profit and EBITDA of the Rubber Group would be reduced by approximately $2,500,000 per annum. We are currently in discussions with Delphi regarding our ongoing supply relationship, and we are developing plans to restructure the operations of our connector seals division to reduce expenses and mitigate the impact of any lost business. Any such restructuring of our connector seals business could include, among other things, the closing of one of our existing manufacturing facilities, which could result in significant cash and non-cash expenses. Although we can give no assurance, it is also possible that, if we do continue to sell components to Delphi, the average price for those components may increase, thereby partially offsetting the negative impact of lower volume.

         The following table sets forth the operating results of the Rubber Group for 2003, 2002, and 2001 and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                                                     -----------------------
                                                       2003                    2002                     2001
                                                       ----                    ----                     ----

Net sales                                    $103,243      100.0%      $ 98,880      100.0%      $ 91,532      100.0%

Cost of sales                                  88,667       85.9         83,503       84.4         75,949       83.0
                                             --------      -----       --------      -----       --------      -----

Gross profit                                   14,576       14.1         15,377       15.6         15,583       17.0

Selling and administrative expenses             4,550        4.4          4,612        4.7          5,194        5.7
                                             --------      -----       --------      -----       --------      -----

Income from operations                         10,026        9.7         10,765       10.9         10,389       11.3

Add back: depreciation and amortization         7,121        6.9          7,786        7.9          8,484        9.3
                                             --------      -----       --------      -----       --------      -----

EBITDA                                       $ 17,147       16.6%      $ 18,551       18.8%      $ 18,873       20.6%
                                             ========      =====       ========      =====       ========      =====

         During 2003, net sales of the Rubber Group increased by $4,363,000, or 4.4%, compared to 2002. The increase in net sales was primarily due to increased unit sales of insulators for automotive ignition wire sets, which resulted primarily from an increase in the level of activity in the automotive industry and an increase in our share of business at certain existing customers, and, to a lesser extent, increased sales of components for medical devices, offset, in part, by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales increased during 2003 to 85.9% of net sales from 84.4% of net sales during 2002, primarily due to operational inefficiencies and scrap at our connector seals division, and, to a lesser extent, because of increased operating losses at our captive tool-making operation, due primarily to reduced tooling orders from our customers. These increased costs were offset, in part, by reduced depreciation and amortization expenses.

The problems at the connector seals division included:

         - increased costs for scrap, sorting, and repair, relating to a particular type of connector seal,

         - increased freight costs, which resulted from delivery issues related to those quality problems,

         - costs related to the rollout of new business at our operations that mold seals from liquid silicone rubber, and

         - costs incurred due to the general disruption to our operations as we attempted to cope with those problems.

During the third quarter of 2003, we initiated a plan to reduce or eliminate these operating problems. The plan includes:

         -        upgrading management and supervisory personnel,

         - installing and utilizing improved process controllers and centralized data collection capabilities on all molding presses,

         - implementing improved manufacturing procedures throughout the operation,

         - installing automated visual inspection and repair equipment, and

         - improving utilization of the division's enterprise resource planning software system.

         Based upon the operating performance of the connector seals division in the fourth quarter of 2003, we believe that the operations improvement plan has begun to benefit our operations and will continue to yield improving results during 2004 as key components of the plan take effect.

         Selling and administrative expenses as a percentage of net sales decreased during 2003 compared to 2002, primarily because these expenses are fixed, or partially fixed, in nature.

         During 2003, income from operations was $10,026,000, a decrease of $739,000, or 6.9%, compared to 2002. EBITDA for 2003 was $17,147,000, or 16.6%
of net sales, compared to $18,551,000, or 18.8% of net sales, for 2002.

         During 2002, net sales of the Rubber Group increased by $7,348,000, or 8.0%, compared to 2001. The increase in net sales was primarily due to increased unit sales of automotive components, which resulted primarily from an increase in the level of activity in the automotive industry and an increase in our share of business at certain existing customers and, to a lesser extent, increased sales of components for medical devices, offset, in part, by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales increased to 84.4% of net sales during 2002 from 83.0% of net sales during 2001, primarily because of:

         - increased costs for sorting and repair of components, which were caused by quality problems in manufacturing a certain type of connector seal,

         - underabsorption of overhead at our captive tool-making operation, which was caused by a reduction in customer tooling orders for a number of months,

         - delays in completing the cost reduction plans that were initiated in connection with the price reductions granted to Delphi on July 16, 2001,

         -        increased workers' compensation expense, and

         -        increased maintenance expenses.

The increases in these components of cost of sales were partially offset by lower depreciation expense.

         Selling and administrative expenses as a percentage of net sales decreased during 2002 compared to 2001, primarily because of reduced European selling expenses, the elimination of goodwill amortization, as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we adopted on January 1, 2002, and a reduction in bad debt expense. These decreases were partially offset by an increase in management incentive compensation.

         During 2002, income from operations was $10,765,000, an increase of $376,000, or 3.6%, compared to 2001. EBITDA for 2002 was $18,551,000, or 18.8%
of net sales, compared to $18,873,000, or 20.6% of net sales, for 2001.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars. During 2003, 2002, and 2001, net sales to automotive industry customers represented 86.2%, 86.3%, and 75.9%, respectively, of the Metals Group's net sales. Any material reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.

         The three largest customers of the Metals Group accounted for 51.9%, 57.3%, and 45.9% of the Metals Group's net sales during 2003, 2002, and 2001, respectively. Loss of a significant amount of business from any of the Metals Group's large customers would have a material adverse effect upon the Metals Group and upon our company as a whole if that business were not substantially replaced by additional business from existing or new customers.

         The following table sets forth the operating results of the Metals Group for 2003, 2002, and 2001 and the reconciliation of the Metals Group's loss from operations to its EBITDA (dollar amounts in thousands):

                                                                        YEARS ENDED DECEMBER 31
                                                                        -----------------------
                                                       2003                       2002                         2001
                                                       ----                       ----                         ----

Net sales                                    $ 18,373       100.0%       $ 25,972       100.0%       $ 34,670       100.0%

Cost of sales                                  20,859       113.5          27,215       104.8          33,106        95.5
                                             --------       -----        --------       -----        --------       -----

Gross profit (loss)                            (2,486)      (13.5)         (1,243)       (4.8)          1,564         4.5

Selling and administrative expenses             1,303         7.1           1,582         6.1           2,587         7.5

Impairment of goodwill                            208         1.1              --          --              --          --

Impairment of long-lived assets                 2,427        13.2              --          --           2,047         5.9

Plant closure costs                                --          --             609         2.3              --          --
                                             --------       -----        --------       -----        --------       -----

Loss from operations                           (6,424)      (35.0)         (3,434)      (13.2)         (3,070)       (8.9)

Add back: depreciation and amortization         3,120        17.0           4,026        15.5           4,531        13.1
                                             --------       -----        --------       -----        --------       -----

EBITDA                                       $ (3,304)      (18.0)%      $    592         2.3%       $  1,461         4.2%
                                             ========       =====        ========       =====        ========       =====

         During 2003, net sales of the Metals Group decreased by $7,599,000, or 29.3%, compared to 2002. The decrease resulted from reduced sales of diecast and machined metal components, primarily due to the following:

         - a reduction in sales of diecast components to a large customer resulting from the offshore sourcing of certain diecast components,

         - reduced die casting sales because a major customer lost certain automotive programs,

         - the end of product life for certain components that were not replaced with sales of new components, and

         - the loss of a high-volume, machined metal component because the customer converted the part to a stamped metal component.

         Cost of sales as a percentage of net sales increased during 2003 to 113.5% of net sales from 104.8% of net sales during 2002, primarily due to the effect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume, offset, in part, by reduced depreciation and amortization expenses.

         Selling and administrative expenses declined 17.6% during 2003 compared to 2002, but increased as a percentage of net sales because of the reduced sales level.

         During the fourth quarter of 2003, we performed our annual impairment test of goodwill, which involves the preparation of a projection of future cash flow, discounted to present value, and the consideration of other factors and determined that the unamortized goodwill of the Metals Group was impaired. As a result, we recorded a non-cash, pre-tax impairment charge of $208,000, to write off the unamortized goodwill of the Metals Group. The write-down resulted from the deteriorating operating results of the Metals Group in 2002 and 2003 and a consequent reduction in our expectations for the future performance of this segment. The charge appears as a separate line item in our consolidated statement of operations in Part II, Item 8.

         During 2002 and 2003, our die casting division experienced negative gross profit margins. In addition, because of the poor operating performance of this division over the past two calendar years and its projected operating results for 2004, we have reduced our overall expectations for the division's future financial performance. As a result, we reviewed the long-lived assets of the die casting division for impairment as of December 31, 2003, under the provisions of Statement of Financial Accounting Standards No.144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("FAS 144"). We determined that the undiscounted, projected cash flow of the division was less than the carrying value of the long-lived assets being tested. As a result, we concluded that the long-lived assets of this division, which had a carrying value of $7,131,000, were impaired and we wrote them down to their estimated fair value of $4,704,000, recording a non-cash, pre-tax impairment charge of $2,427,000. Fair value was based primarily on independent appraisals of the long-lived assets. The impairment charge appears as a separate line item in our consolidated statement of operations in Part II, Item 8.

         During the fourth quarter of 2001, we were notified that the Metals Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, the customer purchased $5,937,000 of machined metal components that were manufactured primarily at the Metals Group's Arizona facility. As a result of the reduction in sales at the Arizona facility, we closed the facility in 2002 and recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair value the carrying value of the Arizona facility's land and building and certain metal machining equipment idled by the loss of this business. The idled assets are currently classified in plant and equipment and are being depreciated at the rate of $127,000 per annum. These assets will be reclassified as assets held for sale if and when they meet the criteria set forth in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which we adopted on January 1, 2002. Although the land and building are currently offered for sale, they are not categorized on the balance sheet as assets held for sale. At December 31, 2003, the book value of the assets remaining to be disposed of at the Arizona facility totaled $1,714,000, which included $1,576,000 for the land and building and $138,000 for equipment. The cost to hold the building and the remaining equipment is currently projected to total approximately $388,000 per annum, which includes $219,000 for building maintenance, property taxes, insurance, and security services and $127,000 for depreciation expense.

         The following table sets forth certain operating data of the Arizona facility for 2003, 2002, and 2001 and the reconciliation of the Arizona facility's income from operations to its EBITDA (dollar amounts in thousands):

                                                                        YEAR ENDED
                                                                        DECEMBER 31
                                                              2003          2002          2001
                                                             -------       -------       -------

Net sales                                                    $    --       $   332       $ 8,954
                                                             =======       =======       =======

Operating loss before nonrecurring charges                   $  (559)      $(1,290)      $  (523)
                                                             -------       -------       -------

Nonrecurring charges:
     Plant closure costs:
         Severance and other employee termination costs           --           246            --
         Asset relocation costs                                   --           209            --
         Other costs                                              --           154            --
                                                             -------       -------       -------
              Subtotal                                            --           609            --

     Impairment of long-lived assets                              --            --         2,047
                                                             -------       -------       -------
                                                                  --           609         2,047
                                                             -------       -------       -------

Operating loss                                                  (559)       (1,899)       (2,570)

Add back: depreciation and amortization                          200           527         1,658
                                                             -------       -------       -------

EBITDA                                                       $  (359)      $(1,372)      $  (912)
                                                             =======       =======       =======

         During 2003, the loss from operations for the Metals Group was $6,424,000, compared to a loss from operations of $3,434,000 during 2002. Excluding the $208,000 charge for impairment of goodwill in 2003, the $2,427,000 charge for impairment of long-lived assets in 2003, and the $609,000 of plant closure costs in 2002, the loss from operations during 2003 was $3,789,000, compared to a loss from operations of $2,825,000 during 2002, and EBITDA was a negative $669,000, or negative 3.6% of net sales, compared to positive $1,201,000, or 4.6% of net sales, for 2002.

              Cost of sales as a percentage of net sales increased during 2002 to 104.8% of net sales from 95.5% of net sales during 2001, primarily due to the following:

         - minimal sales and operating inefficiencies incurred at the Arizona facility while the facility was being closed,

         - excess costs and production inefficiencies caused by the transfer of certain business and equipment from Arizona to the Rochester, New York, facility,

         - the cost of maintaining, insuring, protecting, and depreciating the Arizona facility and the remaining equipment,

         - reduced efficiencies on certain high-volume automotive components due to increased customer quality standards, and

         - an adverse change in product mix caused by the start-up of new products and the loss of certain mature components.

         Selling and administrative expenses as a percentage of net sales decreased during 2002 compared to 2001, primarily because of the closing of the Arizona facility, a reduction in bad debt expense, and reduced depreciation expense.

         During 2002, the loss from operations was $3,434,000 compared to a loss from operations of $3,070,000 during 2001. Excluding the $609,000 of plant closure costs in 2002 and the $2,047,000 charge for impairment of long-lived assets in 2001, the loss from operations during 2002 was $2,825,000, compared to a loss from operations of $1,023,000 during 2001, and EBITDA was $1,201,000, or 4.6% of net sales, compared to $3,508,000, or 10.1% of net sales, during 2001.

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

         The following table sets forth the operating results of the Corporate Office for 2003, 2002, and 2001 and the reconciliation of the Corporate Office's loss from operations to its EBITDA (dollar amounts in thousands):

                                                               YEAR ENDED
                                                               DECEMBER 31
                                                    2003          2002          2001
                                                   -------       -------       -------

Administrative expenses                            $ 2,679       $ 2,464       $ 2,130

Income from insurance company demutualization           --            --        (1,274)
                                                   -------       -------       -------

Loss from operations                                (2,679)       (2,464)         (856)

Add back: depreciation and amortization (1)             38            53            88
                                                   -------       -------       -------

EBITDA                                             $(2,641)      $(2,411)      $  (768)
                                                   =======       =======       =======

(1) Excludes amortization of deferred financing expenses, which totaled $610,000, $440,000, and $192,000, in 2003, 2002, and 2001, respectively, and which is included in interest expense in the consolidated financial statements.


         Corporate Office expenses increased by 8.7% in 2003, primarily because of increased legal and other professional fees and increased employee benefit costs.

         During 2001, a mutual insurance company of which we were a member underwent a demutualization and converted to a stock company. In accordance with Financial Accounting Standards Board Emerging Issue Task Force Bulletin 99-4, "Accounting for Stock Received from the Demutualization of a Mutual Insurance Company," we recorded the receipt of shares of the insurance company's common stock at their fair value of $1,274,000 by using the published closing price for the stock on December 31, 2001.

         INTEREST EXPENSE

         During 2003, 2002, and 2001, interest expense totaled $7,049,000, $7,220,000, and $8,534,000, respectively. During 2003, 2002, and 2001, interest expense included amortization of deferred financing expenses of $610,000, $440,000, and $192,000, respectively. The decrease in interest expense in 2003 was caused primarily by lower rates of interest on our floating rate indebtedness and a reduction in the amount of borrowings outstanding, offset, in part, by fees paid during 2003 to the lenders providing loans under our revolving line of credit to extend the expiration dates of the revolving line of credit beyond its scheduled due dates.

         GAIN ON SALE OF SECURITIES

         During the fourth quarter of 2002, we sold the shares of common stock of the insurance company that were received during the fourth quarter of 2001 and realized a pre-tax gain of $248,000 on the sale.

         INCOME TAX PROVISION (BENEFIT)

         During 2003 and 2001, the income tax provision consisted of state income taxes.

         The income tax benefit recorded during 2002 resulted from a $643,000 refund of alternative minimum taxes paid in earlier periods, offset, in part, by state income tax expense.

         For additional information concerning income taxes and related matters, see Note 8 to our consolidated financial statements in Part II, Item 8.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During 2003, our operating activities provided $11,119,000 of cash. Accounts receivable increased by $866,000, primarily because product sales increased during November and December of 2003 compared to November and December of 2002 and because, in December 2002, a customer paid approximately $450,000 of invoices in advance of their scheduled due dates. Prepaid expenses and other current assets decreased by $812,000, primarily because of a reduction in the amount of unbilled tooling being manufactured or purchased by us for sale to our customers. Accounts payable decreased by $604,000, because we reduced the average days that our payables were outstanding.

         INVESTING ACTIVITIES

         During 2003, our investing activities used $4,853,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $4,153,000, $912,000, and $14,000, respectively, primarily for the purchase of equipment. In addition, during 2003, the Rubber Group acquired $720,000 of production equipment that was financed under capital lease obligations. Capital expenditures for the Rubber Group, the Metals Group and the Corporate Office are projected to total $5,339,000, $1,553,000, and $5,000, respectively, during 2004. We project that approximately $2,167,000 will be expended to rebuild or replace existing equipment, and approximately $4,730,000 will be expended to effect cost reductions and expand productive capacity. At December 31, 2003, we had outstanding commitments to purchase plant and equipment of approximately $726,000.

         FINANCING ACTIVITIES

         During 2003, our financing activities used $7,830,000 of cash. During 2003, we made scheduled monthly payments on our amortizing term notes totaling $6,770,000. In connection with the restructuring of substantially all of our indebtedness on December 18, 2003, we paid off $12,200,000 of amortizing term notes, we repurchased our $7,500,000 senior, unsecured note and all accrued and unpaid interest thereon for a purchase price of $5,810,000, and we received loan proceeds from new amortizing term notes in the amount of $25,000,000. We also capitalized $2,279,000 of financing expenses related to new debt and amortized and wrote off $610,000 of deferred financing expenses related to refinanced debt. During 2003, we reduced the net borrowings under our revolving line of credit by $3,347,000.

         LIQUIDITY

         We finance our operations with cash from operating activities and a variety of financing arrangements, including term loans and loans under our revolving line of credit. Our ability to borrow under our revolving line of credit is subject to certain availability formulas based on the levels of our accounts receivable and inventories. Our revolving line of credit is currently scheduled to expire on June 30, 2006. At December 31, 2003, availability under the revolving line of credit totaled $3,171,000 before outstanding checks of $1,488,000 were deducted. At March 30, 2004, availability under our revolving line of credit totaled $3,024,000 before outstanding checks of $1,574,000 were deducted.

         The Company operates with substantial financial leverage and limited liquidity. Aggregate indebtedness as of December 31, 2003, totaled $81,512,000. During 2004, interest and scheduled principal payments are projected to be approximately $6,034,000 and $5,290,000, respectively.

         On December 18, 2003, we completed a comprehensive refinancing of substantially all of our debt. The refinancing involved the following transactions:

         -        the completion of a new $23,500,000 revolving line of credit,

         - the completion of a new $13,500,000 secured term loan (the "Equipment Term Loan"),

         - the completion of a new $11,500,000 secured term loan (the "Real Estate Term Loan"),

         -        the repurchase of our $7,500,000 senior, unsecured note,

         -        the exchange of our senior subordinated notes, and

         -        the exchange of our junior subordinated notes.

         The $23,500,000 revolving line of credit expires on June 30, 2006. Loans under the revolving line of credit bear interest at either the prime rate plus 1% or the London Interbank Offered Rate ("LIBOR") plus 3-1/4%, at our option. The revolving loans are limited to 88% of eligible accounts receivable plus 65% of eligible inventories.

         The Equipment Term Loan is payable in 45 monthly installments of $300,000 each, commencing on February 1, 2004, and bears interest at either the prime rate plus 1-1/2% or LIBOR plus 3-3/4%, at our option. The Equipment Term Loan matures on the earlier of October 1, 2007, or the date the revolving line of credit terminates.

         The revolving line of credit and the Equipment Term Loan are secured by first priority liens on substantially all of our assets other than real property. Our availability under the revolving line of credit is currently being reduced by three separate reserves established by the lender, which aggregate $3,000,000. The elimination of $1,000,000 of these reserves is subject to the attainment of certain specified financial performance goals and the elimination of $650,000 of the reserve is subject to our obtaining an appraisal of our equipment that indicates that the Equipment Term Loan does not exceed 85% of the net orderly liquidation value of our equipment. We cannot predict at this time when or whether all or any portion of these reserves will be released.

         At December 31, 2003, the loans outstanding under the revolving line of credit were classified as short-term debt because the revolving line of credit requires that our cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without our approval. At December 31, 2003, and March 30, 2004, the aggregate principal amount of loans outstanding under the revolving line of credit was $12,140,000 and $15,588,000, respectively.

         The Real Estate Term Loan bears interest at the prime rate plus 4%, subject to a minimum of 8-1/4% and requires us to pay a fee equal to 1.875% of the outstanding principal amount of the loan on the closing date and on each anniversary of the closing date. The Real Estate Term Loan is payable in monthly installments of $96,000 each from January 1, 2004, through June 1, 2006, with the unpaid balance due on June 30, 2006. We have the option to extend the loan to June 30, 2007, on the same terms, provided that the revolving line of credit is also extended from June 30, 2006, to June 30, 2007. The Real Estate Term Loan is secured by first mortgages on substantially all of our real property and by second priority liens on substantially all of our other assets. The Real Estate Term Loan contains a provision that permits the lender to accelerate the loan if, among other things, there is a material adverse change in our financial condition, business, or operating performance.

         The agreements governing the revolving line of credit, the Equipment Term Loan, and the Real Estate Term Loan contain certain financial covenants that require us to maintain specified financial ratios as of the end of specified periods. The covenants, which are set forth in detail in the financing documents, are summarized below:

         - Fixed Charge Coverage Ratio. The fixed charge coverage ratio is calculated by dividing EBITDA less capital expenditures by specified fixed charges and is required to be not less than
                  0.50 for the three-month period ended December 31, 2003, and not less than 0.85 as of the end of each of the first three quarters of 2004, increasing each quarter thereafter, to a maximum of 1.10 at March 31, 2006;

         - Net Worth. Stockholders' deficit plus (1) specified non-cash write-offs and (2) the $3,252,000 deferred pre-tax gain on the repurchase of our $7,500,000 senior, unsecured note on December 18, 2003, must not be less than negative $14,500,000 during 2004 and not less than negative $12,000,000 during 2005;

         - EBITDA. Must be not less than $10,000,000 for each twelve-month period ended December 31, 2003, and March 31, 2004, $12,000,000 for the twelve-month period ended June 30, 2004, $14,000,000 for each twelve-month period ended September 30 and December 31, 2004, $15,000,000 for each twelve-month period ending on the last day of each of the first three quarters of 2005, and $16,000,000 for each twelve-month period thereafter. In addition, EBITDA cannot be less than $3,000,000 for the three-month period ended March 31, 2004, cumulating each month until the end of 2004, at which time EBITDA for the trailing twelve-month period must not be less than $14,000,000; and

         - Leverage Ratio. The ratio of secured debt plus letters of credit to EBITDA must not exceed 3.35 for each twelve-month period ended December 31, 2003, through May 31, 2004, 3.0 for each twelve-month period ended June 30, 2004 through August 31, 2004, 2.75 for each twelve-month period ended September 30, 2004, through November 30, 2004, and 2.50 for each twelve-month period thereafter.

         We also have covenants that limit our unfinanced capital expenditures to $6,250,000 per annum and limit the amount of additional secured financing we can incur for the purchase of buildings and equipment to $2,500,000 per annum. Although we do not believe this provision will limit our planned capital expenditures during 2004, we may be required to obtain new borrowings in order to complete our planned capital expenditures. We currently believe, although we can give no assurance, that the necessary borrowings would be available to us under financing arrangements that we may negotiate. We also have other covenants that place certain restrictions on our business and operations, including covenants relating to the sale of all or substantially all of our assets, the purchase of common stock, the redemption of preferred stock, compliance with specified laws and regulations, and the payment of cash dividends. In addition, the revolving line of credit, the Equipment Term Loan and the Real Estate Term Loan contain cross-default provisions. Although our most recent financial projections indicate that we will not be in violation of any of our financial covenants during 2004, our projections are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from our projected results, as a result, we cannot give you any assurance that we will remain in compliance with our financial covenants throughout 2004 and beyond.

         On December 18, 2003, we repurchased our $7,500,000 senior, unsecured note, and all accrued and unpaid interest thereon, for a purchase price of $5,810,000. The pre-tax gain of $3,252,000 on the repurchase of the senior, unsecured note has been deferred and is reflected in the current liabilities section of the Company's consolidated balance sheet as "Deferred gain on repurchase of debt," because the agreement governing the purchase of the senior, unsecured note provides that the claim may be reinstated upon the occurrence of certain future events. If such events have not occurred prior to April 20, 2004, the Company will record the gain during the second quarter of 2004.

         We also completed an exchange with the holders of our outstanding 12-3/4% Senior Subordinated Notes (the "Old Notes"), pursuant to which each tendering holder received units consisting of (1) new 12% Senior Subordinated Notes due August 1, 2009 (the "New Notes"), in a principal amount equal to the principal amount of the Old Notes tendered plus all accrued and unpaid interest on those Old Notes through December 17, 2003, or $1,558.52 for each $1,000 of Old Notes, and (2) ten warrants to purchase our common stock for each $1,000 of New Notes issued (the "Warrants"). Approximately $27,254,000 principal amount, or 99.4%, of the Old Notes outstanding participated in the exchange offer and we issued 42,441 units consisting of $42,441,000 principal amount of New Notes and 424,410 Warrants in exchange therefore. The New Notes were issued in increments of $1,000, and exchanging noteholders received cash in lieu of fractional units. Interest on the New Notes accrues from December 18, 2003, and is payable quarterly on each February 1, May 1, August 1, and November 1. The New Notes are redeemable at any time at 100% of principal amount plus accrued and unpaid interest. Each Warrant entitles the holder to purchase one share of our common stock at a price of $3.50 per share, at any time from August 1, 2005, through August 1, 2009. Prior to August 1, 2005, the Warrants will trade only as part of a unit with the New Notes.

         Finally, we exchanged units consisting of $347,000 of new 13% Junior Subordinated Notes due November 1, 2009, and 3,467 Warrants for our outstanding 14% Junior Subordinated Notes and exchanged 103,731 shares of common stock for the $235,000 of interest that was accrued and unpaid on junior subordinated notes.

         From time to time, our secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. On March 31, 2004, our two senior, secured lenders amended their fixed charge coverage ratio and their annual limitation on unfinanced capital expenditures in order for us to avoid currently projected defaults under these two covenants during 2004. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable.

         We had a net working capital deficit of $7,760,000 at December 31, 2003, compared to a net working capital deficit of $68,070,000 at December 31, 2002. The net working capital deficit at December 31, 2003, exists primarily because we are required, by accounting principles generally accepted in the United States, to classify the loans outstanding under the revolving line of credit as current liabilities.

         Based on our most recent financial projections, we estimate that, in addition to cash flow from operations and borrowings under our revolving line of credit, we will require approximately $1,200,000 of new borrowings during 2004 to meet our working capital and debt service requirements and to fund projected capital expenditures. We currently believe that, although there can be no assurance, the required new borrowings will be available to us under equipment lines of credit or under other financing arrangements that we may negotiate. Although no assurance can be given, we currently believe that cash flows from operations, borrowings available to us under existing financing arrangements, and additional borrowings that we believe we will be able to obtain should be adequate to meet our projected working capital and debt service requirements and to fund projected capital expenditures through December 31, 2004. If cash flows from operations or availability under existing and new financing agreements fall below expectations, we may be forced to delay anticipated capital expenditures, reduce operating expenses, extend trade accounts payable balances beyond terms that we believe are customary in the industries in which we operate, or consider other alternatives designed to improve our liquidity. Certain of such actions could have a material adverse effect upon the company.

CONTRACTUAL OBLIGATIONS

         The following table summarizes our expected cash outflows from financial contracts and commitments in effect as of December 31, 2003. We have not included information on recurring purchases of raw materials for use in our manufacturing operations. Those amounts are normally consistent from year to year and do not represent a long-term commitment. The dollar amounts set forth in the table below are in thousands.

                                                                      PAYMENTS DUE BY PERIOD
                                                                      ----------------------
                                                                            2005 &       2007 &       MORE THAN
         CONTRACTUAL OBLIGATIONS (1) (2)          TOTAL          2004        2006         2008        5 YEARS
                                                 --------     --------     ---------    ---------    ---------
         Equipment Term Loan                     $ 13,500     $  3,300     $  10,200    $       -    $       -
         Real Estate Term Loan                     11,500        1,150        10,350            -            -
         Subordinated debt                         42,788            -             -            -       42,788
         Other long-term debt                         905          693           175           37            -
         Capital lease obligations                    573          442           127            4            -
         Operating lease obligations                  410          230           180            -            -
         Purchase obligations (3)                     726          726             -            -            -
                                                 --------     --------     ---------    ---------    ---------
         Total                                   $ 70,402     $  6,541     $  21,032    $      41    $  42,788
                                                 ========     ========     =========    =========    =========

(1) In addition, the Company projects that it will make cash interest payments of $6,034,000 during 2004. Amounts due beyond 2004 are not readily determinable.

(2) Commercial commitments also include $1,518,000 of outstanding letters of credit, which are not reflected in this chart.

(3)  Represents commitments for the purchase of equipment.

INFLATION

         We generally attempt to pass through to our customers fluctuations in raw material costs; however, many of our customers will not accept price increases from us to compensate for increases in labor and overhead expenses that result from inflation. To offset inflationary increases in costs that we cannot pass through to our customers and to maintain or improve our operating margins, we attempt to improve our production efficiencies and manufacturing processes. We believe that, over time, prices are affected by many factors in the market, but that the price we can charge our customers will be governed by the competitive pricing set by the marketplace, rather than by the increase or decrease in any particular component of our cost.

ENVIRONMENTAL MATTERS

         We have been named from time to time as one of numerous potentially responsible parties or third-party defendants under applicable environmental laws for restoration costs at waste-disposal sites, and as a defendant or potential defendant in various other environmental law matters. It is our policy to record accruals for matters of these types when we deem a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may in the future be a party are at various stages of completion. Although we can give no assurance as to the outcome of existing or potential environmental litigation, based upon the information currently available to us, we believe that the outcome thereof will not have a material adverse effect upon our results of operations or cash flow. You will find information concerning certain other commitments and contingencies affecting us in Note 11 to our consolidated financial statements in Part II, Item 8.

QUARTERLY FINANCIAL DATA

         For quarterly financial data please refer to Note 14 to our consolidated financial statements in Part II, Item 8.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our accounting policies are more fully described in Note 1, "Summary of Significant Accounting Policies," to our consolidated financial statements in
Part II, Item 8. As set forth in Note 1, the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during each reporting period. The accuracy of our estimates is subject to an inherent amount of risk. Future events and their impact on our results of operations or financial position cannot be determined with absolute certainty. Although we strive to use our best judgment in making estimates, actual results could vary materially from our estimates.

         As a manufacturer of rubber and metal components, we believe that the most critical accounting policies inherent in the preparation of our consolidated financial statements are the following:

         REVENUE RECOGNITION

         All of our revenues result from the sale of rubber and metal components. We recognize revenue from the sale of components upon the passage of title and risk of loss to the customers according to shipping schedules and terms of sale mutually agreed to by us and our customers.

         VALUATION OF TRADE RECEIVABLES

         We record trade receivables due from our customers at the time a sale is recorded in accordance with our revenue recognition policy. We operate primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a sudden and adverse effect on the operating results and financial condition of our customers, and, in turn, on the collectibility of our accounts receivable from those customers. We attempt to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of financial statements of our customers, and discussions with management of our customers, as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations of the financial condition of our customers. We generally do not require collateral from our customers to support the extension of trade credit.

         INVENTORY VALUATION

         Inventories are valued at the lower of cost (first-in, first-out method) or market. Where appropriate, standard cost systems are used to determine cost and the standards are adjusted as necessary to ensure that standard cost approximates actual cost. We evaluate our inventory on a quarterly and annual basis to assess its proper valuation. We write down our inventory where appropriate to provide for losses due to obsolescence, lower of cost or market valuations, excess quantities on hand, and certain other factors. In doing so, we apply consistent practices, which include the identification of potentially unmarketable inventory based on assumptions about future demand and usage rates, specific identification of components that are being replaced with new generation components, actual margins generated from the sales of our component parts, and historical unit sales volumes.

         VALUATION OF LONG-LIVED ASSETS

         Long-lived assets consist primarily of plant and equipment. We evaluate long-lived assets, such as plant and equipment and other long-term amortizable assets, for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Changes in technology or in our intended use of these assets, including changes in the primary markets in which we operate, among other things, may cause the original estimated useful lives of these assets to change and result in the impairment of these assets.

         To perform our impairment evaluation we compare the undiscounted projected cash flow before interest and taxes of an asset or group of assets to the carrying value of that asset or asset group. If the projected cash flow is less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. Although we believe that our estimates of future cash flows are reasonable, changes in assumptions regarding future unit volumes, pricing, operating efficiencies, material, labor, and overhead costs, and other factors could significantly affect our cash flow projections.

         VALUATION OF GOODWILL

         Prior to 2002, we amortized purchased goodwill using the straight-line method principally over 40 years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" ("FAS 142"), which eliminated the amortization of goodwill, but requires that goodwill be tested for impairment annually using a fair value approach. Goodwill is tested annually during the fourth quarter of each year, unless a change in circumstances or adverse events arise that would require a more frequent valuation. To assess the recoverability of goodwill, estimates of discounted, future cash flow and other factors are considered in order to determine the fair value of the respective assets. If the cash flow estimates or other factors change in the future, we may be required to record charges for impairment of goodwill at that time.

         OTHER

         Other critical accounting policies include estimates used to determine liabilities related to environmental matters, litigation, income taxes, restructuring reserves, and other contingencies.

         The process of making estimates takes into account historical experience, specific facts and circumstances, present and projected economic and business conditions, projected unit volumes, projected operating efficiencies, and any other relevant factors and assumptions. We reevaluate our estimates whenever factors relevant to the making of a critical estimate change.

RECENTLY ISSUED ACCOUNTING STANDARDS

         STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY"

         On July 1, 2003, we adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. In connection with the adoption of FAS 150, during 2003, we recognized a pre-tax charge of $247,000 to increase the carrying value of our $8 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), from $330,000 to its estimated fair value of $577,000. The charge is shown in our consolidated statement of operations on the line entitled "Cumulative effect of change in accounting principle." If FAS 150 had been in effect for the twelve-month periods ended December 31, 2001 and 2002, the interest expense that would have been recorded during those periods and the related increase in the carrying value of the Series B Preferred Stock would have totaled $47,000 and $36,000, respectively. At December 31, 2003, the Series B Preferred Stock was classified as debt on our consolidated balance sheet. For more information about the Series B Preferred Stock, refer to Note 5 to our consolidated financial statements in Part II, Item 8.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146, "ACCOUNTING FOR COST ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES"

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which is effective for all restructuring, exit, or disposal activities that are initiated after December 31, 2002. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date on which an entity commits to a plan to restructure, exit, or dispose of a facility. This statement applies, but is not limited to, termination benefits provided to current employees, contract termination costs, and costs incurred to consolidate facilities or relocate employees. The adoption of FAS 146 during the first quarter of 2003 did not affect our results of operations or financial position, although FAS 146 may change the time period in which we recognize costs associated with any future restructuring, exit, or disposal activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is minimal.

         At December 31, 2003, we had $37,192,000 of outstanding floating rate debt at interest rates equal to either LIBOR plus 3-1/4%, LIBOR plus 3-3/4%, the prime rate plus 1%, the prime rate plus 1-1/2%, the prime rate plus 4%, or the prime rate. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At December 31, 2003, we had outstanding $44,320,000 of fixed-rate, long-term debt with a weighted-average interest rate of 11.9%, of which $158,000 had matured.

         We currently estimate that our monthly cash interest expense during 2004 will be approximately $570,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $35,000.

         For further information about our indebtedness, we recommend that you also read Note 5 to our consolidated financial statements in Part II, Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----

  Report of Ernst & Young LLP, Independent Auditors...............      28

  Consolidated Statement of Operations for the Years Ended
     December 31, 2003, 2002, and 2001............................      29

  Consolidated Balance Sheet at December 31, 2003 and 2002........      30

  Consolidated Statement of Stockholders' Deficit for
    the Years Ended December 31, 2003, 2002, and 2001.............      32

  Consolidated Statement of Cash Flows for the Years Ended
    December 31, 2003, 2002, and 2001.............................      33

  Notes to Consolidated Financial Statements......................      34

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Lexington Precision Corporation and its subsidiaries at December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule contained in
Part IV, Item 14, of the Company's report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and its subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Notes 1 and 16 to the consolidated financial statements, effective July 1, 2003, the Company changed its method of accounting for its $8 Cumulative Convertible Preferred Stock, Series B, in accordance with the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                                /s/  Ernst & Young LLP


Cleveland, Ohio
April 14, 2004

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                                          YEARS ENDED DECEMBER 31
                                                                   2003            2002            2001
                                                                ---------       ---------       ---------

Net sales                                                       $ 121,616       $ 124,852       $ 126,202
Cost of sales                                                     109,526         110,718         109,055
                                                                ---------       ---------       ---------

     Gross profit                                                  12,090          14,134          17,147

Selling and administrative expenses                                 8,532           8,658           9,911
Impairment of goodwill                                                208              --              --
Impairment of long-lived assets                                     2,427              --           2,047
Plant closure costs                                                    --             609              --
Income from insurance company demutualization                          --              --          (1,274)
                                                                ---------       ---------       ---------
     Income from operations                                           923           4,867           6,463

Interest expense                                                   (7,049)         (7,220)         (8,534)
Gain on sale of securities                                             --             248              --
                                                                ---------       ---------       ---------
     Loss before income taxes                                      (6,126)         (2,105)         (2,071)

Income tax provision (benefit)                                         76            (538)             80
                                                                ---------       ---------       ---------
     Net loss before cumulative effect of a change in
      accounting principle                                         (6,202)         (1,567)         (2,151)

Cumulative effect of a change in accounting principle                 247              --              --
                                                                ---------       ---------       ---------
     Net loss                                                   $  (6,449)      $  (1,567)      $  (2,151)
                                                                =========       =========       =========

Per share data:

     Basic and diluted net loss applicable to common
       stockholders before cumulative effect of a change in
       accounting principle                                     $   (1.31)      $   (0.32)      $   (0.45)
     Cumulative effect of a change in accounting principle          (0.05)             --              --
                                                                ---------       ---------       ---------
     Basic and diluted net loss applicable to common
       stockholders after cumulative effect of a change in
       accounting principle                                     $   (1.36)      $   (0.32)      $   (0.45)
                                                                =========       =========       =========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)


                                                          DECEMBER 31
                                                      2003          2002
                                                    --------      --------
ASSETS:

Current assets:
     Cash                                           $    189      $  1,753
     Accounts receivable, net                         17,277        16,411
     Inventories, net                                  8,527         8,841
     Prepaid expenses and other current assets         2,481         3,682
     Deferred income taxes                             1,360         2,304
                                                    --------      --------
         Total current assets                         29,834        32,991
                                                    --------      --------

Plant and equipment:
     Land                                              2,350         2,314
     Buildings                                        22,863        22,935
     Equipment                                       116,557       113,291
                                                    --------      --------
                                                     141,770       138,540
     Accumulated depreciation                         99,138        89,511
                                                    --------      --------
         Plant and equipment, net                     42,632        49,029
                                                    --------      --------

Goodwill, net                                          7,623         7,831
                                                    --------      --------

Other assets, net                                      3,598         2,294
                                                    --------      --------

                                                    $ 83,687      $ 92,145
                                                    ========      ========


See notes to consolidated financial statements.         (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)


                                                                                       DECEMBER 31
                                                                                   2003            2002
                                                                                 ---------       ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                                            $  10,038       $  10,798
     Accrued expenses, excluding accrued interest                                    6,159           6,256
     Accrued interest expense                                                          314          12,875
     Deferred gain on repurchase of debt                                             3,252              --
     Short-term debt                                                                12,246          69,665
     Current portion of long-term debt                                               5,585           1,467
                                                                                 ---------       ---------
           Total current liabilities                                                37,594         101,061
                                                                                 ---------       ---------
Long-term debt, excluding current portion                                           63,681           1,117
                                                                                 ---------       ---------
Deferred income taxes and other long-term liabilities                                1,904           2,836
                                                                                 ---------       ---------
Series B Preferred Stock, $100 par value, at
  redemption value                                                                      --             660
Excess of redemption value over par value                                               --            (330)
                                                                                 ---------       ---------
     Series B Preferred Stock at par value                                              --             330
                                                                                 ---------       ---------

Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares authorized, 4,931,767 shares issued at December 31, 2003,
      and 4,828,036 shares issues at December 31, 2002                               1,233           1,207
     Additional paid-in-capital                                                     13,169          12,960
     Accumulated deficit                                                           (33,894)        (27,366)
                                                                                 ---------       ---------
         Total stockholders' deficit                                               (19,492)        (13,199)
                                                                                 ---------       ---------

                                                                                 $  83,687       $  92,145
                                                                                 =========       =========


See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                             (THOUSANDS OF DOLLARS)


                                                               ADDITIONAL                       TOTAL
                                                   COMMON       PAID-IN-      ACCUMULATED   STOCKHOLDERS'
                                                   STOCK         CAPITAL        DEFICIT        DEFICIT
                                                   -----         -------        -------        -------

Balance at December 31, 2000                      $  1,207      $ 12,960      $(23,703)      $ (9,536)

     Net loss                                           --            --        (2,151)        (2,151)
     Amortization of restricted stock grants            --            --            28             28
                                                  --------      --------      --------       --------

Balance at December 31, 2001                         1,207        12,960       (25,826)       (11,659)

     Net loss                                           --            --        (1,567)        (1,567)
     Amortization of restricted stock grants            --            --            27             27
                                                  --------      --------      --------       --------

Balance at December 31, 2002                         1,207        12,960       (27,366)      $(13,199)

     Net loss                                           --            --        (6,449)        (6,449)
     Amortization of restricted stock grants            --            --            27             27
     Conversion of interest payable on
       junior subordinated notes into
       103,731 shares of common stock                   26           209            --            235
     Dividends on preferred stock                       --            --          (106)          (106)
                                                  --------      --------      --------       --------

Balance at December 31, 2003                      $  1,233      $ 13,169      $(33,894)      $(19,492)
                                                  ========      ========      ========       ========


See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                       YEARS ENDED DECEMBER 31
                                                                  2003           2002           2001
                                                                --------       --------       --------
OPERATING ACTIVITIES:
     Net loss                                                   $ (6,449)      $ (1,567)      $ (2,151)
     Cumulative effect of a change in accounting principle           247             --             --
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                              9,856         11,047         11,923
         Amortization included in operating expense                  423            818          1,180
         Amortization included in interest expense                   610            440            192
         Impairment of goodwill                                      208             --             --
         Impairment loss on long-lived assets                      2,427             --          2,047
         Income from insurance company demutualization                --             --         (1,274)
         Gain on sales of marketable securities                       --           (248)            --
         Current year interest expense converted to debt           3,953             --             --
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable, net                              (866)         2,342          1,159
              Inventories, net                                       314           (348)         2,616
              Prepaid expenses and other assets                      812           (278)           (31)
              Accounts payable                                      (604)          (866)        (1,677)
              Accrued expenses, excluding interest expense           (97)           408            (76)
              Accrued interest expense                               164          4,137          3,504
              Other long term liabilities                             12            314             23
         Other                                                       109             32            126
                                                                --------       --------       --------
              Net cash provided by operating
     activities                                                   11,119         16,231         17,561
                                                                --------       --------       --------
INVESTING ACTIVITIES:
     Purchases of plant and equipment                             (5,079)        (4,618)        (6,081)
     Proceeds from sales of marketable securities                     --          1,522             --
     Decrease in equipment deposits                                  (61)           205             56
     Proceeds from sales of equipment                                123            147            195
     Expenditures for tooling owned by customers                    (225)          (688)          (646)
     Other                                                           389            328           (241)
                                                                --------       --------       --------
         Net cash used by investing activities                    (4,853)        (3,104)        (6,717)
                                                                --------       --------       --------
FINANCING ACTIVITIES:
     Net decrease in revolving line of credit                     (3,347)          (750)        (2,992)
     Proceeds from issuance of amortizing term notes              25,000             --          2,000
     Repayment of amortizing term notes                          (21,548)       (10,194)        (9,263)
     Repurchase of $7,500,000 senior, unsecured note              (5,550)            --             --
     Payment of deferred financing expenses                       (2,279)            --             --
     Other                                                          (106)          (619)          (465)
                                                                --------       --------       --------
         Net cash used by financing activities                    (7,830)       (11,563)       (10,720)
                                                                --------       --------       --------
Net increase (decrease) in cash                                   (1,564)         1,564            124
Cash at beginning of year                                          1,753            189             65
                                                                --------       --------       --------
Cash at end of year                                             $    189       $  1,753       $    189
                                                                ========       ========       ========


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

         MARKETABLE SECURITIES

         Marketable securities held by the Company are classified as assets available for sale and consist of equity securities, which are stated at fair value as determined by quoted market prices. Unrealized holding gains or losses on marketable securities, net of applicable income taxes, are reported as a separate component of comprehensive income and included as part of the Company's accumulated deficit until realized. During 2002, realized gains from the sales of marketable securities totaled $248,000.

         INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):

                                              DECEMBER 31
                                           2003          2002
                                           ----          ----

    Finished goods                       $ 3,793       $ 3,580
    Work in process                        2,018         2,493
    Raw materials                          2,716         2,768
                                         -------       -------
                                         $ 8,527       $ 8,841
                                         =======       =======

         PLANT AND EQUIPMENT

         Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (15 to 32 years for buildings and 3 to 8 years for equipment). When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated. Maintenance and repair expenses are charged against income as incurred, while major improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repair expenses were $6,556,000, $7,409,000, and $6,405,000 for 2003, 2002, and 2001, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         VALUATION OF LONG-LIVED ASSETS

         The Company evaluates long-lived assets, such as plant and equipment and other long-term amortizable assets, for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. When performing this evaluation, the Company compares the undiscounted, projected cash flow of an asset or group of assets to the carrying value of such asset or asset group. If such cash flow is less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value of the asset or asset group and the carrying value thereof. Although the Company believes that its projections of future cash flows are reasonable, changes in assumptions regarding future unit volumes, pricing, operating efficiencies, material, labor, and overhead costs, and other factors could significantly affect the Company's cash flow projections. During the fourth quarter of 2003, the Company tested the long-lived assets of its die casting division for impairment and, as a result thereof, recorded an impairment charge of $2,427,000 to reduce the carrying value of the long-lived assets of this division to estimated fair value. For additional information, see Note 17.

         GOODWILL

         Prior to 2002, the Company amortized purchased goodwill using the straight-line method over 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" ("FAS 142"), which eliminated the amortization of goodwill, but requires that goodwill be tested for impairment at least annually using a fair value approach. Goodwill is tested annually during the fourth quarter of each year, unless a change in circumstances or adverse events arise that would indicate impairment. To assess the recoverability of goodwill, an estimate of future cash flow and other factors are considered in order to determine the fair value of the respective assets. If these cash flow projections or other factors change in the future, the Company may be required to record impairment charges for goodwill at that time. The Company performed its annual impairment test as of October 1, 2003, and determined that the goodwill associated with the Metals Group was impaired. To record the impairment, the Company recorded a provision of $208,000 to write off all of the unamortized goodwill of the Metals Group. At December 31, 2003 and 2002, writedowns and accumulated amortization of goodwill totaled $4,158,000. For additional information, see Note 16.

         DEFERRED FINANCING EXPENSES

         Deferred financing expenses are amortized over the lives of the related debt instruments.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses are recorded as expenses as incurred. These costs totaled $1,168,000, $924,000, and $890,000 during 2003, 2002, and
2001, respectively.

         NET INCOME OR LOSS PER COMMON SHARE

         Basic net income or loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net income or loss per share is calculated after giving effect to all potential common shares that were dilutive, using the treasury stock method. Potential common shares are securities (convertible preferred stock and warrants to purchase common stock) that do not have a current right to participate in earnings but could in the future by virtue of their terms.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         REVENUE RECOGNITION

         All of the Company's revenues result from the sale of rubber and metal components. The Company recognizes revenue from the sale of components when title and risk of loss pass to the customer according to shipping schedules and terms of sale mutually agreed to by the Company and its customers. Shipping and handling costs are typically paid by the customer. If paid by the Company, shipping and handling costs are included in cost of sales.

RECENTLY ISSUED ACCOUNTING STANDARDS

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY"

         On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. In connection with the adoption of FAS 150, during 2003, the Company recognized a pre-tax charge of $247,000 to increase the carrying value of its $8 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), from $330,000 to its estimated fair value of $577,000. The charge is shown in the Company's consolidated statement of operations on the line entitled "Cumulative effect of change in accounting principle." If FAS 150 had been in effect for the twelve-month periods ended December 31, 2001 and 2002, the interest expense that would have been recorded during each of those periods and the related increase in the carrying value of the Series B Preferred Stock would have totaled $47,000 and $36,000, respectively. At December 31, 2003, the Series B Preferred Stock was classified as debt on the Company's consolidated balance sheet. For additional information about the Series B Preferred Stock, see Note 5.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146, "ACCOUNTING FOR COST ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES"

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which is effective for all restructuring, exit, or disposal activities that are initiated after December 31, 2002. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date on which an entity commits to a plan to restructure, exit, or dispose of an asset. This statement applies, but is not limited to, termination benefits provided to current employees, contract termination costs, and costs incurred to consolidate facilities or relocate employees. The Company's adoption of FAS 146 during the first quarter of 2003 did not adversely affect its results of operations or financial position.

NOTE 2 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

         At December 31, 2003 and 2002, other current assets included $715,000 and $2,092,000, respectively, of tooling manufactured or purchased by the Company pursuant to purchase orders issued by its customers. Upon customer approval of the components produced by such tooling, which normally takes less than 90 days, the customer is obligated to pay for the tooling in accordance with previously agreed-upon terms.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -- OTHER NONCURRENT ASSETS

         The Company has paid for a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce components under long-term supply arrangements. The payments have been recorded as a noncurrent asset and are being amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 2003 and 2002, other noncurrent assets included $728,000 and $991,000, respectively, representing the unamortized portion of such capitalized payments. During 2003, 2002, and 2001, the Company amortized $396,000, $791,000, and $836,000, respectively, of such capitalized payments.

NOTE 4 -- ACCRUED EXPENSES, EXCLUDING INTEREST EXPENSE

         Accrued expenses, excluding interest expense, at December 31, 2003 and 2002, are summarized below (dollar amounts in thousands):

                                                         DECEMBER 31
                                                     2003           2002
                                                     ----           ----

  Employee fringe benefits                         $  3,877       $ 3,682
  Salaries and wages                                    965         1,031
  Taxes                                                 446           665
  Other                                                 871           878
                                                   --------       -------
                                                   $  6,159       $ 6,256
                                                   ========       =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- DEBT

         Debt at December 31, 2003 and 2002, is set forth below (dollar amounts in thousands):

                                                  DECEMBER 31
                                              2003           2002
                                            --------       --------
Short-term debt:
     Revolving line of credit               $ 12,088       $ 15,435
     Secured, amortizing term notes               --         18,971
     Senior, unsecured note                       --          7,500
     12-3/4% Senior Subordinated Notes           158         27,412
     14% Junior Subordinated Notes                --            347
                                            --------       --------
         Subtotal                             12,246         69,665
     Current portion of long-term debt         5,585          1,467
                                            --------       --------

         Total short-term debt                17,831         71,132
                                            --------       --------

Long-term debt:
     Equipment Term Loan                      13,500             --
     Real Estate Term Loan                    11,500             --
     12% Senior Subordinated Notes            42,441             --
     13% Junior Subordinated Notes               347             --
     12% secured term note                        --          1,119
     Unsecured, amortizing term notes            104            643
     Capital lease obligations                   573            485
     Series B Preferred Stock                    594             --
     Other                                       207            337
                                            --------       --------
                                              69,266          2,584
     Less current portion                     (5,585)        (1,467)
                                            --------       --------

         Total long-term debt                 63,681          1,117
                                            --------       --------

              Total Debt                    $ 81,512       $ 72,249
                                            ========       ========

         On December 18, 2003, the Company completed a comprehensive refinancing of substantially all of its debt. The refinancing involved (1) the completion of a new $23,500,000 secured, revolving line of credit, (2) the completion of a new $13,500,000 secured, amortizing term loan (the "Equipment Term Loan"), (3) the completion of a new $11,500,000 secured, amortizing term loan (the "Real Estate Term Loan"), (4) the repurchase of the Company's $7,500,000 senior, unsecured note, (5) the repayment of the !2% secured term note, (6) the exchange of the Company's senior subordinated notes, and (7) the exchange of the Company's junior subordinated notes.

         REVOLVING LINE OF CREDIT

         The revolving line of credit expires on June 30, 2006. Loans under the revolving line of credit bear interest at either the prime rate plus 1% or the London Interbank Offered Rate ("LIBOR") plus 3-1/4%, at the Company's option. Loans under the revolving line of credit are limited to 88% of eligible accounts receivable plus 65% of eligible inventories. All loans under the revolving line of credit are secured by first priority liens on substantially all of the Company's assets other than real property. Availability under

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the revolving line of credit is currently being reduced by three separate reserves established by the lender, which total $3,000,000. The elimination of $1,000,000 of these reserves is subject to the attainment of certain specified financial performance goals and the elimination of $650,000 of the reserve is conditioned on the results of an appraisal of the machinery and equipment that secures the Equipment Term Loan. The Company cannot predict at this time when or whether all or any portion of these reserves will be released.

         At December 31, 2003, the aggregate principal amount of loans outstanding under the revolving line of credit was $12,140,000 and unused availability totaled $3,171,000, before outstanding checks of $1,488,000 were deducted.

         At December 31, 2003, the loans outstanding under the revolving line of credit were classified as short-term debt because the revolving line of credit provides that our cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the Company's approval. At December 31, 2003, 2002, and 2001, the weighted-average interest rates on borrowings under the revolving line of credit were 5%, 5-1/4%, and 4.49%, respectively.

         EQUIPMENT TERM LOAN

         The $13,500,000 Equipment Term Loan is payable in 45 monthly installments of $300,000 each, commencing on February 1, 2004, and bears interest at either the prime rate plus 1-1/2% or LIBOR plus 3-3/4%, at the Company's option. At December 31, 2003, the Equipment Term Loan bore interest at the rate of 5-1/2%. The unpaid balance of the Equipment Term Loan is payable on June 30, 2006, if the revolving line of credit is not extended. The Equipment Term Loan is secured by first priority liens on substantially all of the Company's assets other than real property.

         REAL ESTATE TERM LOAN

         The $11,500,000 Real Estate Term Loan is payable in monthly installments of $96,000 each from January 1, 2004, through June 1, 2006, with the unpaid balance due on June 30, 2006. The Company has the option to extend the loan to June 30, 2007, on the same terms, provided that the revolving line of credit is also extended from June 30, 2006, to June 30, 2007. The Real Estate Term Loan bears interest at the prime rate plus 4%, subject to a minimum of 8-1/4%, and requires the Company to pay a fee equal to 1.875% of the outstanding principal amount of the loan on the closing date and on each anniversary of the closing date. The Real Estate Term Loan is secured by first mortgages on substantially all of the Company's real property and by second priority liens on substantially all of the Company's other assets. The Real Estate Term Loan contains a provision that permits the lender to accelerate the loan if there is a material adverse change in the Company's financial condition, business, or operating performance.

         The loans outstanding under the revolving line of credit, the Equipment Term Loan, and the Real Estate Term Loan are collateralized by the stock of Lexington Rubber Group, Inc., a subsidiary of the Company.

         SECURED, AMORTIZING TERM NOTES

         At December 31, 2002, the portions of the secured, amortizing term loans that were due more than one year after the date of the consolidated financial statements were classified as short-term debt because the Company's lenders had granted waivers, for a period of less than one year, of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


cross-default provisions of such term notes with respect to the default that previously existed on the senior subordinated notes or because the revolving line of credit was scheduled to expire in less than one year. The secured, amortizing term notes were collateralized by substantially all of the assets of the Company, including accounts receivable, inventories, equipment, real estate, and the stock of Lexington Rubber Group, Inc.

         $7,500,000 SENIOR, UNSECURED NOTE

         The Company repurchased its $7,500,000 senior, unsecured note, and all accrued and unpaid interest thereon, for a purchase price of $5,810,000. The pre-tax gain of $3,252,000 on the repurchase of the senior, unsecured note has been deferred and is reflected in the current liabilities section of the Company's consolidated balance sheet as "Deferred gain on repurchase of debt" because the agreement governing the purchase of the senior, unsecured note provides that the claim may be reinstated upon the occurrence of certain future events. If such events have not occurred prior to April 20, 2004, the Company will record the gain during the second quarter of 2004.

         SENIOR SUBORDINATED NOTES

         The Company completed an exchange offer with the holders of its outstanding 12-3/4% Senior Subordinated Notes (the "Old Notes"), pursuant to which each tendering holder received units consisting of (1) new 12% Senior Subordinated Notes due August 1, 2009 (the "New Notes"), in a principal amount equal to the principal amount of Old Notes tendered plus all accrued and unpaid interest on those Old Notes through December 17, 2003, or $1,558.52 for each $1,000 principal amount of Old Notes, and (2) ten warrants (the "Warrants") to purchase common stock of the Company for each $1,000 principal amount of New Notes issued. Approximately $27,254,000 principal amount, or 99.4% of the Old Notes outstanding, participated in the exchange offer. The Company issued units consisting of $42,441,000 principal amount of New Notes, cash of $35,000 to eliminate that portion of the New Notes not in equal $1,000 denominations, and 424,410 Warrants. Interest on the New Notes accrues from December 18, 2003, and is payable quarterly on each February 1, May 1, August 1, and November 1. The New Notes are redeemable at any time at 100% of principal amount plus accrued and unpaid interest. Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $3.50 per share, at any time from August 1, 2005, through August 1, 2009. Prior to August 1, 2005, the Warrants will trade only as a unit with the New Notes. At December 31, 2003, $158,000 of the 12-3/4% Senior Subordinated Notes remained outstanding and in default. The 12% Senior Subordinated Notes are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future senior debt.

         JUNIOR SUBORDINATED NOTES

         The Company exchanged units consisting of $347,000 principal of new 13% Junior Subordinated Notes due November 1, 2009, and 3,467 Warrants for its outstanding 14% Junior Subordinated Notes and exchanged 103,731 shares of its common stock for the $235,000 of interest that was accrued and unpaid on the junior subordinated notes. The 13% Junior Subordinated Notes are unsecured obligations of the Company that are subordinated in right of payment to all existing and future secured and senior, unsecured debt of the Company, the 12% Senior Subordinated Notes, and the 12-3/4% Senior Subordinated Notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         UNSECURED, AMORTIZING TERM NOTES

         The unsecured, amortizing term notes mature in 2004 and 2005, and bear interest at the prime rate in effect on the date each note was issued. At December 31, 2003, the weighted average interest rate on the notes was 4%.

         CAPITAL LEASE OBLIGATIONS

         Capital lease obligations relate to the purchase of equipment used in the Company's manufacturing operations. During 2003, the Company entered into capital leases totaling $720,000. At December 31, 2003, the Company's consolidated balance sheet included equipment held under capital leases with a cost of $912,000 and related accumulated depreciation of $118,000. The future minimum lease payments under the terms of the various capital leases are as set forth below in the section entitled "Scheduled Maturities of Long-Term Debt." Amortization of assets recorded as capital leases is included in depreciation expense.

         SERIES B PREFERRED STOCK

         At December 31, 2003, there were outstanding 3,300 shares of the Company's $8 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), par value $100 per share, with a carrying value of $594,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into
14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company failed to make scheduled redemptions in the aggregate amount of $360,000 on November 30, 2000, 2001, 2002, and 2003.

         During 2003, the Company adopted FAS 150, which established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer that have characteristics of both liabilities and equity. As a result of the adoption of FAS 150, the Company began to classify the Series B Preferred Stock as debt in the consolidated financial statements and recognized a pre-tax charge of $247,000 to increase the carrying value of the Series B Preferred Stock to its fair value. Subsequent to adoption, increases in the fair value of the Series B Preferred Stock and payments of quarterly dividends have been recorded by monthly charges to interest expense.

         NON-CASH INVESTING AND FINANCING ACTIVITIES

         The Company purchased equipment under capitalized lease obligations in the amount of $720,000 and $365,000, during 2003 and 2002, respectively, and obtained seller financing for the purchase of equipment in the aggregate amount of $247,000 in 2002.

         LETTERS OF CREDIT

         At December 31, 2003 and 2002, the Company had outstanding irrevocable letters of credit totaling $1,518,000 and $1,341,000, respectively. The letters of credit guaranteed certain payments that may be required under the Company's self-insured workers' compensation program.

         RESTRICTIVE COVENANTS

         The agreements governing the revolving line of credit, the Equipment Term Loan, and the Real Estate Term Loan contain certain financial covenants that require the Company to maintain specified financial ratios as of the end of specified periods, including the maintenance of a minimum fixed charge coverage ratio, minimum levels of net worth and earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and a maximum leverage ratio. The Company also has other covenants that place certain restrictions on its business and operations, including covenants relating to the sale of all or substantially all of its assets, the purchase of common stock, the redemption of preferred stock, compliance with specified laws and regulations, the purchase of plant and equipment, and the payment of cash dividends.

         From time to time, the Company's secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in the Company's various financing agreements in order to maintain or otherwise ensure the Company's current or future compliance. On March 31, 2004, the Company's two senior, secured lenders amended their fixed charge coverage ratio and their annual limitation on unfinanced capital expenditures in order for the Company to avoid currently projected defaults under these two covenants during 2004. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes that, at December 31, 2003, the fair values of the loans outstanding under the revolving line of credit, the Equipment Term Loan, and the Real Estate Term Loan approximated the principal amounts of such loans.

         Since January 1, 2001, the Company is unaware of any trading activity in the 12-3/4% Senior Subordinated Notes or in the 12% Senior Subordinated Notes. The Company has no basis to express an opinion as to the fair market value of the 12% Senior Subordinated Notes, the 12-3/4% Senior Subordinated Notes, or the 13% Junior Subordinated Notes.

         FINANCIAL LEVERAGE AND LIQUIDITY

         The Company operates with substantial financial leverage and limited liquidity. Aggregate indebtedness as of December 31, 2003, totaled $81,512,000. During 2004, interest and scheduled principal payments are projected to be approximately $6,034,000 and $5,290,000, respectively.

         CASH INTEREST PAID

         Cash interest paid during 2003, 2002, and 2001 totaled $2,122,000, $2,644,000, and $4,838,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      SCHEDULED MATURITIES OF LONG-TERM DEBT

      Scheduled maturities of long-term debt and capital lease obligations for the years ending December 31 are listed below (dollar amounts in thousands):

                                                CAPITAL
                              LONG TERM          LEASE
                                 DEBT         OBLIGATIONS         TOTAL
                              ---------       -----------        -------
2004                           $ 5,143          $   442          $ 5,585
2005                             4,841              115            4,956
2006                            15,885               12           15,897
2007                                30                4               34
2008 and future years                6               --                6
Thereafter                      42,788               --           42,788
                               -------          -------          -------
                               $68,693          $   573          $69,266
                               =======          =======          =======

NOTE 6 -- COMMON STOCK, WARRANTS, AND OTHER EQUITY SECURITIES

      COMMON STOCK, $.25 PAR VALUE

      At December 31, 2003, 2002, and 2001, there were 4,931,767, 4,828,036, and
4,828,036 shares of the Company's common stock outstanding, respectively, and 48,889 shares were reserved for issuance on the conversion of the Series B Preferred Stock. In connection with the completion of the Company's debt refinancing on December 18, 2003, the Company exchanged 103,731 shares of its common stock for the $235,000 of interest that was accrued and unpaid on its junior subordinated notes.

      WARRANTS

      At December 31, 2003, there were outstanding 427,877 Warrants, each of which entitles the holder to purchase one share of the Company's common stock at $3.50 per share from August 1, 2005, through August 1, 2009. The Company issued 424,410 of the Warrants in connection with the exchange of its 12-3/4% Senior Subordinated Notes due February 1, 2000, for units consisting of 12% Senior Subordinated Notes due August 1, 2009, and 3,467 Warrants in connection with the exchange of its 14% Junior Subordinated Notes for new 13% Junior Subordinated Notes due November 1, 2009. The Warrants will trade only as part of a unit with the 12% Senior Subordinated Notes or the 13% Junior Subordinated Notes, as the case maybe. Because the exercise price of the Warrants substantially exceeded the market price of the Company's common stock at the date of issuance, the Company concluded that the Warrants did not have any value.

      OTHER AUTHORIZED PREFERRED STOCK

      The Company's restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% Cumulative Convertible Preferred Stock, Series A, par value $100 per share. No shares of this preferred stock have been issued.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company's restated certificate of incorporation also provides that the Company is authorized to issue 2,500,000 shares of other preferred stock having a par value of $1 per share. No shares of this preferred stock have been issued.

NOTE 7 -- EMPLOYEE BENEFIT PLANS

      RETIREMENT AND SAVINGS PLAN

      The Company maintains a retirement and savings plan pursuant to Section 401 of the Internal Revenue Code (a "401(k) plan"). All employees of the Company are entitled to participate in the 401(k) plan after meeting the eligibility requirements. Effective January 1, 2003, employees may generally contribute up to 60% of their annual compensation but not more than prescribed dollar amounts established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee's compensation, are matched 50% by the Company. During 2003, 2002, and 2001, matching contributions made by the Company totaled $554,000, $591,000, and $637,000, respectively. Company contributions to the 401(k) plan vest at a rate of 20% per year commencing after the participant's second year of service until the participant becomes fully vested after six years of service.

      INCENTIVE COMPENSATION PLAN

      The Company has an incentive compensation plan that provides for the payment of annual cash bonus awards to certain officers and key employees of the Company. The Compensation Committee of the Company's Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the incentive compensation plan and approves the cash bonus awards. Bonus awards for eligible divisional employees are typically based upon the attainment of predetermined targets for earnings before interest, taxes, depreciation, and amortization ("EBITDA") at each division. Bonus awards for corporate officers are typically based upon the attainment of predetermined consolidated EBITDA targets. The consolidated financial statements included provisions for bonuses totaling $569,000, $623,000, and $243,000 for 2003, 2002, and 2001, respectively.

      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      The Company maintains programs to fund certain costs related to a prescription drug card program for retirees of one of its former divisions and to fund insurance premiums for certain retirees of one of its divisions. At December 31, 2003, the Company's accumulated postretirement benefit obligation totaled $332,000. Prior to January 1, 2004, the Company amortized its transition obligation over the remaining life expectancy of the participants, which equated to an annual rate of $23,000. Effective January 1, 2004, the Company revised the life expectancy of the participants in the prescription drug program and, as a result, the Company will begin to amortize its unamortized transition obligation at the rate of $20,000 per year during 2004. The Company measures its post-retirement benefit obligation on January 1 of each year.

      The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act") became law on December 8, 2003. The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide actuarial equivalent medical plans. Financial Accounting Standards Board Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Prescription Drug, Improvement, and Modernization Act of 2003," requires the Company to make a one-time election to either defer or recognize the possible accounting effects of the Act before the first interim period in 2004. The Company has elected to defer possible accounting effects of the Act and, as a

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result, the possible effects of the Act are not reflected in the obligations or net annual postretirement benefit cost set forth below. Specific authoritative guidance on accounting for the federal subsidy is pending and when such guidance is issued, it could require the Company to change previously reported information.

      A reconciliation of the changes in the Company's post-retirement obligations at December 31, 2003 and 2002, is set forth below (dollar amounts in thousands):

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                     2003            2002
                                                                     -----           -----
Accumulated postretirement benefit obligation at
  beginning of year                                                  $ 411           $ 413
Interest cost                                                           26              28
Benefits paid                                                          (43)            (47)
Actuarial loss (gain)                                                  (62)             17
                                                                     -----           -----
     Accumulated postretirement benefit obligation at
      end of year                                                      332             411
Plan assets at fair market value                                        --              --
                                                                     -----           -----
     Unfunded accumulated postretirement benefit obligation
      at end of year                                                   332             411
Unrecognized transition obligation                                     (99)           (122)
Unrecognized net gain                                                   64               2
                                                                     -----           -----
      Accrued benefit cost                                           $ 297           $ 291
                                                                     =====           =====

      Net annual postretirement benefit costs for 2003, 2002, and 2001, are summarized below (dollar amounts in thousands):

                                                         YEARS ENDED DECEMBER 31
                                                     ------------------------------
                                                     2003         2002         2001
                                                     ----         ----         ----
Interest cost                                         $26          $28          $26
Net amortization and deferral                          22           54           48
                                                     ----         ----         ----
      Net annual postretirement benefit cost          $48          $82          $74
                                                     ====         ====         ====

      The weighted-average annual rate of increase in the per capita cost of covered benefits for the prescription drug card program is assumed to be 11% in 2003 and is projected to decrease gradually thereafter until it reaches 5% in 2011. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company's program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in health care costs. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 2003 and 2002, was 6-1/4% and 6-3/4%, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- INCOME TAXES

      The components of the provisions for income taxes related to operations in 2003, 2002, and 2001, are set forth below (dollar amounts in thousands):

                                              YEARS ENDED DECEMBER 31
                                        ------------------------------------
                                         2003            2002           2001
                                        -----           -----          -----
Current:
     Federal                            $  --           $(643)          $--
     State                                 76             105            80
                                        -----           -----           ---
                                           76            (538)           80
Deferred:
     Federal                               --              --            --
                                        -----           -----           ---
Income tax provision (benefit)          $  76           $(538)          $80
                                        =====           =====           ===

      The federal income tax benefit recorded during 2002 resulted from a refund of alternative minimum taxes totaling $643,000 that were paid in earlier periods.

      Excluding the receipt of refunds of prior years' income taxes, income taxes paid during 2003, 2002, and 2001 totaled $103,000, $80,000, and $125,000, respectively.

      The difference between the Company's income tax provision (benefit) in 2003, 2002, and 2001 and the income taxes that would have been payable at the federal statutory rate is reconciled as follows (dollar amounts in thousands):

                                                              YEARS ENDED DECEMBER 31
                                                    ---------------------------------------
                                                      2003             2002            2001
                                                    -------           -----           -----
Federal statutory income tax provision              $(2,083)          $(719)          $(704)
Change in valuation allowance                         2,245              69             588
Nondeductible goodwill                                   71              --             107
State income taxes, net of federal benefit               50              78              53
Other                                                  (207)             34              36
                                                    -------           -----           -----
    Income tax provision (benefit)                  $    76           $(538)          $  80
                                                    =======           =====           =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table sets forth the deferred tax assets and the deferred tax liabilities of the Company at December 31, 2003 and 2002 (dollar amounts in thousands):

                                                                         DECEMBER 31
                                                                 ---------------------------
                                                                   2003               2002
                                                                 --------           --------
Deferred tax assets:
     Net operating losses and tax credit carryforwards:
         Federal net operating losses                            $  6,714           $  5,934
         State net operating losses                                 1,942              1,779
         Federal alternative minimum taxes                            864                864
         Investment tax credit                                        100                100
         Other tax credit                                              81                 81
                                                                 --------           --------
              Total tax carryforwards                               9,701              8,758
     Deductible temporary differences:
         Impairment of long-lived assets                            1,518                693
         Accounts receivable and inventory reserves                   378                414
         Tax inventory over book                                      540                305
         Deferred compensation liabilities                             26                 31
         Vacation accruals                                            313                318
         Other accruals                                               394                231
         Deferred financing costs and other                            28                 27
                                                                 --------           --------
              Total deferred tax assets                            12,898             10,777
     Valuation allowance                                           (9,030)            (6,785)
                                                                 --------           --------
              Net deferred tax assets                               3,868              3,992
Deferred tax liabilities:
     Tax over book depreciation                                     3,868              3,992
                                                                 --------           --------
              Net deferred taxes                                 $     --           $     --
                                                                 ========           ========

      During 2003, the Company's valuation allowance increased by $2,245,000, primarily due to the net loss incurred by the Company during 2003.

      At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of $19,747,000, which expire in the years 2005 through 2017, and alternative minimum tax credit carryforwards of $864,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitation.

      The expiration of the Company's federal net operating loss carryforwards by year of expiration is set forth in the table below (dollar amounts in thousands):

2004                                             $     --
2005                                                  319
2006                                                3,473
2007                                                1,246
2008                                                   --
Thereafter                                         14,709
                                                 --------
     Total federal net operating loss
        carryforwards                            $ 19,747
                                                 ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- SEGMENTS

      DESCRIPTION OF SEGMENTS AND PRODUCTS

      The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group produces seals used in automotive wiring systems, insulators for automotive ignition wire sets, and components for medical devices. The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars for sale primarily to automotive suppliers. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States. At December 31, 2003, approximately 29% of the Company's employees were subject to collective bargaining agreements that expire in 2004.

      MEASUREMENT OF SEGMENT PROFIT OR LOSS

      The Company evaluates its performance based upon several measures, including income from operations, earnings before interest, taxes, depreciation, and amortization, and asset utilization.

      The accounting policies of the Company's operating segments are the same as those described in Note 1, "Summary of Significant Accounting Policies," except that debt, deferred financing expenses, interest expense, and income tax expense are recorded at the Corporate Office. Also, Corporate Office expenses that are not considered direct expenses of the Rubber Group or the Metals Group are not allocated to those segments.

      FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

      Although all of the Company's production facilities are similar manufacturing operations, selling to similar customers, the Company presents financial data for the Rubber Group and the Metals Group because of the significant difference in financial performance between those businesses.

      INDUSTRY CONCENTRATION; RELIANCE ON LARGE CUSTOMERS AND CREDIT RISK

      During 2003, 2002, and 2001, net sales to customers in the automotive industry totaled $105,471,000, $108,752,000, and $107,818,000, respectively, which represented 86.7%, 87.1%, and 85.4%, respectively, of the Company's net sales. At December 31, 2003 and 2002, accounts receivable from automotive industry customers totaled $16,719,000 and $15,205,000, respectively. The Company operates primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a sudden and an adverse affect on the operating results and financial condition of the Company's customers, and, in turn, the collectibility of the Company's accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of customer financial statements, and discussions with customer management as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations of the financial condition of the Company's customers. The Company generally does not require collateral from its customers to support the extension of trade credit. At December 31, 2003 and 2002, the Company had reserves for credit losses of $665,000 and $662,000, respectively.

      During 2001, two automotive customers of the Company filed petitions for protection from creditors under Chapter 11 of the federal bankruptcy code. The unpaid, outstanding pre-petition accounts

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable from the two customers totaled $1,068,000. During 2002, one of the companies that was indebted to the Company in the amount of $727,000 on the date of their filing paid the Company $679,000 in full settlement of all claims. The second company has not yet consummated its plan of reorganization.

      During 2003, 2002, and 2001, the Company's net sales to Delphi Corporation, totaled $24,591,000, $25,181,000, and $24,388,000. Sales to Delphi
in 2003, 2002, and 2001, which represented 20.2%, 20.2%, and 19.3%, respectively, of the Company's net sales and 23.4%, 25.1%, and 25.8%, respectively, of the Rubber Group's net sales. As of December 31, 2003, 2002, and 2001, accounts receivable due from Delphi represented 21.4%, 25.3%, and 22.7% of the Company's total trade receivable balances. No other customer accounted for more than 10% of the Company's net sales during 2003, 2002, or 2001. In 2003, the three largest customers of the Rubber Group, including Delphi, accounted for 45.5% of the Rubber Group's net sales and, as of December 31, 2003, 38.2% of the Company's total trade receivable balances. In 2003, the three largest customers of the Metals Group accounted for 51.9% of the Metals Group's net sales and, as of December 31, 2003, 10.6% of the Company's total trade receivable balances. Loss of a significant amount of business from Delphi or any of the Company's other large customers would have a material adverse effect on the Company if such business were not substantially replaced by additional business from existing or new customers.

      Net sales to Delphi of connector seals for automotive wiring harnesses totaled $20,227,000, $21,147,000, and $22,295,000 during 2003, 2002, and 2001, respectively. Substantially all of the connector seals the Company sells to Delphi are sold pursuant to a supply agreement that expires on December 31, 2004. The Company cannot predict whether the Company and Delphi will enter into a new agreement for the Company to supply connector seals to Delphi when the current long-term agreement expires on December 31, 2004, or, if the Company does enter into an agreement, what the volume, pricing, duration, and other terms of that agreement will be. Delphi has indicated to the Company that they currently plan to in-source, during 2005, approximately 30 connector seals currently manufactured by the Company under the long-term agreement. The Company's aggregate net sales of these parts during 2003 were $9,319,000. Assuming those connector seals were in-sourced on the earliest possible date, January 1, 2005, and the Company were unable to replace the lost business with new business from Delphi or other customers, the Company estimates that the operating profit and EBITDA of the Rubber Group would be reduced by approximately $2,500,000 per annum. The Company is currently in discussions with Delphi regarding its ongoing supply relationship, and is developing plans to restructure the operations of its connector seals division to reduce expenses and mitigate the impact of any lost business. Any such restructuring of the Company's connector seals business could include, among other things, the closing of one of the Company's existing manufacturing facilities, which could result in significant cash and non-cash expenses. Although the Company can give no assurance, it is possible that, if the Company does continue to sell components to Delphi, the average price for those components may increase, thereby partially offsetting the negative impact of lower volume.

      CORPORATE OFFICE

      The net loss from operations at the Corporate Office consists primarily of general administrative expenses that are not a result of any activity carried on by either the Rubber Group or the Metals Group. Corporate Office expenses include the compensation and benefits of the Company's executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, including fees related to financings, and certain insurance expenses. Assets of the Corporate Office include primarily cash, marketable securities, certain prepaid expenses and other miscellaneous current assets, deferred tax assets, and deferred financing expenses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      SEGMENT FINANCIAL DATA

      Information relating to the Company's operating segments and the Corporate Office for 2003, 2002, and 2001 is summarized below (dollar amounts in thousands):

                                                                   YEARS ENDED DECEMBER 31
                                                      -------------------------------------------------
                                                         2003               2002                2001
                                                      ---------           ---------           ---------
NET SALES:
    Rubber Group                                      $ 103,243           $  98,880           $  91,532
    Metals Group                                         18,373              25,972              34,670
                                                      ---------           ---------           ---------
         Total net sales                              $ 121,616           $ 124,852           $ 126,202
                                                      =========           =========           =========
INCOME (LOSS) FROM OPERATIONS (1):
    Rubber Group                                      $  10,026           $  10,765           $  10,389
    Metals Group                                         (6,424)             (3,434)             (3,070)
                                                      ---------           ---------           ---------
         Subtotal                                         3,602               7,331               7,319
    Corporate Office                                     (2,679)             (2,464)               (856)
                                                      ---------           ---------           ---------
         Total income from operations                 $     923           $   4,867           $   6,463
                                                      =========           =========           =========
DEPRECIATION AND AMORTIZATION (2):
    Rubber Group                                      $   7,121           $   7,786           $   8,484
    Metals Group                                          3,120               4,026               4,531
                                                      ---------           ---------           ---------
         Subtotal                                        10,241              11,812              13,015
    Corporate Office                                         38                  53                  88
                                                      ---------           ---------           ---------
         Total depreciation and amortization          $  10,279           $  11,865           $  13,103
                                                      =========           =========           =========
ASSET IMPAIRMENT CHARGES (NON-CASH):
    Rubber Group                                      $      --           $      --           $      --
    Metals Group                                          2,635                  --               2,047
                                                      ---------           ---------           ---------
         Subtotal                                         2,635               2,047
    Corporate Office                                         --                  --                  --
                                                      ---------           ---------           ---------
         Total asset impairment charges               $   2,635           $      --           $   2,047
                                                      =========           =========           =========
CAPITAL EXPENDITURES (3):
    Rubber Group                                      $   4,873           $   3,690           $   5,116
    Metals Group                                            912               1,536               1,281
                                                      ---------           ---------           ---------
         Subtotal                                         5,785               5,226               6,397
    Corporate Office                                         14                   4                  11
                                                      ---------           ---------           ---------
         Total capital expenditures                   $   5,799           $   5,230           $   6,408
                                                      =========           =========           =========
ASSETS:
    Rubber Group                                      $  61,953           $  64,439           $  68,823
    Metals Group                                         17,623              22,454              27,287
         Subtotal                                        79,576              86,893              96,110
                                                      ---------           ---------           ---------
    Corporate Office                                      4,111               5,252               3,767
                                                      ---------           ---------           ---------
         Total assets                                 $  83,687           $  92,145           $  99,877
                                                      =========           =========           =========

(1) During 2003, the loss from operations at the Metals Group includes a provision of $208,000 to write off goodwill and a provision for asset impairment of $2,427,000 to write down the long-lived assets of the Group's die casting division. During 2002, the loss from operations at the Metals Group includes costs of $609,000 incurred to close the Group's metal machining facility in Arizona, and $1,290,000 of other losses related to the Arizona facility. During 2001, the loss from operations at the Metals Group includes a provision for asset impairment of $2,047,000, related to the planned closure of the Arizona facility. During 2001, the loss from operations at the Corporate Office was reduced by $1,274,000 as a result of the demutualization of an insurance company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Excludes amortization of deferred financing expenses, which totaled $610,000, $440,000, and $192,000, during 2003, 2002, and 2001, respectively, and which is included in interest expense in the consolidated financial statements.

(3) Capital expenditures for 2003 includes $720,000 of equipment purchased under capital lease obligations. Capital expenditures for 2002 includes $365,000 of equipment purchased under capitalized lease obligations and $247,000 of equipment obtained with seller-provided financing. Capital expenditures for 2001, includes $327,000 of equipment purchased under capitalized lease obligations.

NOTE 10 -- NET LOSS PER COMMON SHARE

      The calculations of basic and diluted net loss per common share for 2003, 2002, and 2001, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Series B Preferred Stock and the pro forma exercise of the Warrants were not dilutive. As a result, the calculation of diluted net loss per common share set forth below does not reflect the pro forma conversion of the Series B Preferred Stock or the proforma exercise of the Warrants.

      During 2003, the Company's loss per share calculations reflected dividends on the Series B Preferred Stock totaling $106,000. The Company failed to pay dividends on the Series B Preferred Stock during 2002 and 2001, and to redeem any shares of Series B Preferred Stock during 2003, 2002, and 2001, which reduced the Company's net loss per share by one cent per share during 2002 and 2001.

                                                                                 YEARS ENDED DECEMBER 31
                                                                      -------------------------------------------
                                                                       2003              2002              2001
                                                                      -------           -------           -------
Net loss before cumulative effect of a change in accounting
principle                                                             $(6,202)          $(1,567)          $(2,151)
Less: preferred dividends                                                 106                --                --
                                                                      -------           -------           -------
Numerator - net loss applicable to common stockholders
before cumulative effect of a change in accounting principle           (6,308)           (1,567)           (2,151)

Cumulative effect of a change in accounting principle                    (247)               --                --
                                                                      -------           -------           -------
Numerator  - net loss applicable to common stockholders
after cumulative effect of a change in accounting principle           $(6,555)          $(1,567)          $(2,151)
                                                                      =======           =======           =======
Denominator - weighted average shares                                   4,832             4,828             4,828
                                                                      =======           =======           =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      YEARS ENDED DECEMBER 31
                                                                             ----------------------------------------
                                                                               2003            2002            2001
                                                                             --------        --------        --------
Basis and diluted net loss per common share:

   Basic and diluted net loss applicable to common
         stockholders before cumulative effect of a
         change in accounting principle                                      $  (1.31)       $  (0.32)       $  (0.45)
              Cumulative effect of a change in accounting principle             (0.05)             --              --
                                                                             --------        --------        --------
   Basic and diluted net loss applicable to common
         stockholders after cumulative effect of a
         change in accounting principle                                      $  (1.36)       $  (0.32)       $  (0.45)
                                                                             ========        ========        ========

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

      PURCHASE COMMITMENTS

      At December 31, 2003, the Company had outstanding commitments to purchase equipment of $726,000.

      LEASES

      The Company is lessee under various operating leases relating to storage and office space, temporary office units, and equipment. Total rent expense under operating leases aggregated $402,000, $436,000, and $410,000 for 2003, 2002, and 2001, respectively. At December 31, 2003, future minimum lease commitments under noncancelable operating leases totaled $230,000, $126,000, and $54,000 for 2004, 2005, and 2006, respectively. Commitments subsequent to 2006 are not significant.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

testing and evaluation of the safety and suitability of its workplace environments, the development of sound business practices, and the exercise of care and judgment in the negotiation of contracts.

NOTE 12 -- RELATED PARTIES

      The Chairman of the Board and the President of the Company are the two largest holders of the Company's common stock. They are also the holders of the 13% Junior Subordinated Notes, and, together with affiliates and associates, the holders of $2,831,000 principal amount of the 12% Senior Subordinated Notes. In December 2003, the Chairman of the Board and the President of the Company converted accrued interest of $235,000 on the Company's junior subordinated notes into 103,731 shares of common stock.

      The Chairman of the Board and the President of the Company are partners of an investment banking firm that is retained by the Company to provide management and investment banking services. The annual fee for such services for 2004 has not yet been set. Additionally, the firm may receive incentive compensation tied to the Company's operating performance and other compensation for specific transactions completed by the Company with the assistance of the firm. The Company also has agreed to reimburse the firm for certain expenses. During each of 2003, 2002, and 2001, the Company paid the firm fees of $500,000. During 2003, 2002, and 2001, the Company reimbursed the firm for expenses of $200,000, $196,000, and $223,000, respectively.

NOTE 13 -- PLANT CLOSURE AND RELATED ASSET IMPAIRMENT CHARGE

      During the fourth quarter of 2001, the Company was notified that the Metals Group's largest customer would cease purchasing components from the Metals Group after December 31, 2001. During 2001, the customer purchased $5,937,000 of machined metal components that were manufactured primarily at the Metals Group's Arizona facility. As a result of the reduction in sales at the Arizona facility, the Company closed the facility in 2002 and recorded, as of December 31, 2001, an impairment charge of $2,047,000 to reduce to fair value the carrying value of the Arizona facility's land and building and certain metal machining equipment idled by the loss of this business. The Company's estimate of fair value was based primarily on independent appraisals of the assets. The idled assets are currently classified in plant and equipment and are being depreciated at the rate of $11,000 per month. These assets will be reclassified as assets held for sale if and when they meet the criteria set forth in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which we adopted on January 1, 2002. Although the land and building are currently offered for sale, they are not categorized on the consolidated balance sheet as assets held for sale. At December 31, 2002, the book value of the assets remaining to be disposed of at the Arizona facility totaled $1,714,000, which includes $1,576,000 for the land and building and $138,000 for equipment. The cost to hold the building and the remaining equipment is projected to total approximately $388,000 per annum, which includes approximately $219,000 for building maintenance, property taxes, insurance, and security services and $127,000 for depreciation expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table sets forth certain operating data of the Arizona facility for 2003, 2002, and 2001 (dollar amounts in thousands):

                                                                                YEAR ENDED
                                                                                DECEMBER 31
                                                                 -----------------------------------------
                                                                  2003             2002             2001
                                                                 -----           -------           -------
Net sales                                                        $  --           $   332           $ 8,954
                                                                 =====           =======           =======
Operating loss before nonrecurring charges                       $(559)          $(1,290)          $  (523)
                                                                 -----           -------           -------
Nonrecurring charges:
     Plant closure costs:
         Severance and other employee termination costs             --               246                --
         Asset relocation costs                                     --               209                --
         Other costs                                                --               154                --
                                                                 -----           -------           -------
              Subtotal                                              --               609                --
     Impairment of long-lived assets                                --                --             2,047
                                                                 -----           -------           -------
                                                                    --               609             2,047
                                                                 -----           -------           -------
Operating loss                                                    (559)           (1,899)           (2,570)

Add back: depreciation and amortization                            200               527             1,658
                                                                 -----           -------           -------
EBITDA                                                           $(359)          $(1,372)          $  (912)
                                                                 =====           =======           =======

      During 2003, operating losses resulted primarily from the cost of maintaining, insuring, protecting, and depreciating the building and the remaining equipment in the facility.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly financial data for the eight quarters ended December 31, 2003, is set forth below (dollar amounts in thousands, except per share amounts).

                                                                                    QUARTERS ENDED 2003
                                                              -----------------------------------------------------------------
                                                               MAR. 31           JUNE 30            SEPT. 30           DEC. 31
                                                              --------           --------           --------           --------
Net sales                                                     $ 32,383           $ 30,873           $ 28,294           $ 30,066
Gross profit                                                     3,730              3,286              2,016              3,058
Net loss before cumulative effect of a change in
  accounting principle                                            (169)              (674)            (1,716)            (3,643)
Net loss                                                          (169)              (674)            (1,963)            (3,643)

Per share data:
  Basic and diluted net loss applicable to common
   stockholders before cumulative effect of a change
   in accounting principle                                    $  (0.04)          $  (0.14)          $  (0.36)          $  (0.77)
  Basic and diluted net loss applicable to common
   stockholders                                                  (0.04)             (0.14)             (0.41)             (0.77)


                                                                                 QUARTERS ENDED 2002
                                                             -------------------------------------------------------------
                                                             MAR. 31            JUNE 30          SEPT. 30          DEC. 31
                                                             --------           -------          -------          --------
Net sales                                                    $ 30,244           $32,996          $32,342          $ 29,270
Gross profit                                                    2,968             4,640            4,212             2,314
Net profit (loss)                                              (1,626)              207              227              (375)

Per share data:
  Basic and diluted net profit (loss) applicable to
   common stockholders                                       $  (0.34)          $  0.04          $  0.05          $  (0.08)

      Results of operations for the fourth quarter of 2003, include a non-cash, pre-tax impairment charge of $208,000 to write off the unamortized goodwill of the Metals Group and a non-cash, pre-tax charge of $2,427,000 to write down to fair value the long-lived assets of the Metals Group's die casting division.

      Results of operations for the first quarter of 2002 included a pre-tax charge of $522,000, or $0.11 per share, for costs incurred to close the Company's facility in Casa Grande, Arizona. Results of operations for the fourth quarter of 2002 included a pre-tax gain of $248,000, or $0.05 per share, resulting from the sale of marketable securities.

NOTE 15 -- INCOME FROM INSURANCE COMPANY DEMUTUALIZATION

      During December 2001, a mutual insurance company of which the Company was a member underwent a demutualization and converted to a stock company. In accordance with Financial Accounting Standards Board Emerging Issue Task Force Bulletin 99-4, "Accounting For Stock Received from the Demutualization of a Mutual Insurance Company," the Company recorded the receipt of shares of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance company's common stock at their fair value of $1,274,000 by using the published closing price for the stock on December 31, 2001. The income resulting from the demutualization and the receipt of shares of common stock is presented in the Company's consolidated statement of operations for 2001 as a separate line item. During 2002, the Company sold all of the shares of common stock and realized a pre-tax gain of $248,000.

NOTE 16 -- GOODWILL

      On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). The standard, among other things, prohibits the amortization of goodwill and other intangible assets with indefinite useful lives, and requires that goodwill be reviewed for impairment at least annually and written down to fair value if found to be impaired. Prior to the adoption of FAS No. 142, the Company amortized goodwill over forty years.

      At December 31, 2003, there was $7,623,000 of unamortized goodwill recorded as an asset in the Company's consolidated balance sheet, which all related to the Rubber Group.

      The following table shows the pro forma effect on net income and net income per share for 2003, 2002, and 2001, if FAS 142 had been effective for those periods and goodwill had not been amortized.

                                                                       YEARS ENDED DECEMBER 31
                                                         -------------------------------------------------
                                                            2003               2002                2001
                                                         ---------           ---------           ---------
Net loss, as reported                                    $  (6,449)          $  (1,567)          $  (2,151)
 Add back: amortization of goodwill, net of
  applicable income taxes                                       --                  --                 316
                                                         ---------           ---------           ---------
         Adjusted net loss                               $  (6,449)          $  (1,567)          $  (1,835)
                                                         =========           =========           =========
Per share data:
     Net loss per common share, as reported              $   (1.33)          $   (0.32)          $   (0.45)
     Add back: amortization of goodwill, net of
      applicable income taxes                                   --                  --                0.07
                                                         ---------           ---------           ---------
         Adjusted net loss per common share              $   (1.33)          $   (0.32)          $   (0.38)
                                                         =========           =========           =========

      The Company performed its annual impairment test of goodwill as of October 1, 2003, which involved the preparation of a projection of cash flow, discounted to present value, and the consideration of other factors, and determined that the unamortized goodwill of the Metals Group was impaired. As a result, the Company recorded a non-cash, pre-tax impairment charge of $208,000 to write off the unamortized goodwill of the Metals Group. The non-cash charge is attributable to the 2002 and 2003 operating results of the Metals Group and a consequent reduction of expectations for the future performance of this segment. The charge appears as a separate line item in the Company's consolidated statement of operations.

NOTE 17 -- IMPAIRMENT OF LONG-LIVED ASSETS

      During 2002 and 2003, the Company's die casting division, which is included in the Metals Group operating segment, experienced negative gross profit margins. Because of the poor operating

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


performance of this division over the past two years and its projected operating results for 2004, the Company has reduced its overall expectations for the division's future financial performance. As a result, the Company reviewed the long-lived assets of the die casting division for impairment as of December 31, 2003, under the provisions of Statement of Financial Accounting Standards No.144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Company determined that the undiscounted, projected cash flow of the division was less than the carrying value of the long-lived assets being tested. As a result, the Company concluded that the long-lived assets of this division, which had a carrying value of $7,131,000, were impaired and the Company wrote them down to their estimated fair value of $4,704,000, recording a non-cash, pre-tax impairment charge of $2,427,000. Fair value was based primarily on independent appraisals of the long-lived assets. The impairment charge appears as a separate line item in the Company's consolidated statement of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision, and with the participation, of our management, including our co-principal executive officers and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the co-principal executive officers and our chief financial officer concluded that our disclosure controls and procedures provide management with timely notice of material information that is required to be disclosed in periodic reports filed with the U.S. Securities and Exchange Commission. We also reviewed our internal controls, and there have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date of our previous evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Company's proxy statement to be issued in connection with its 2004 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's proxy statement to be issued in connection with its 2004 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 12 is incorporated by reference to the section entitled "Security Ownership" and "Equity Compensation Plan Information" in the Company's proxy statement to be issued in connection with its 2004 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Transactions" in the Company's proxy statement to be issued in connection with its 2004 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information required by Item 14 is incorporated by reference to the section entitled "Ratification of Appointment of Independent Auditors" in the Company's proxy statement to be issued in connection with its 2004 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2003.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. FINANCIAL STATEMENTS

             The consolidated financial statements of Lexington Precision Corporation and its wholly owned subsidiaries, Lexington Rubber Group, Inc. and Lexington Precision GmbH, are included in Part II,
             Item 8.

             2. FINANCIAL STATEMENT SCHEDULE

             Schedule II, "Valuation and Qualifying Accounts and Reserves," is included in this Part IV, Item 14, on page 65. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or the notes thereto.


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

                3-31    Certificate of Retirement of Stock dated January 9, 1998

                3-32    Certificate of Retirement of Stock dated January 13,
                        1999

                3-33    Certificate of Retirement of Stock dated January 26,
                        2000

                4-1 Certificate of Designations, Preferences, Rights and Number of Shares of Redeemable Preferred Stock, Series B

                4-2 Purchase Agreement dated as of February 7, 1985, between Lexington Precision Corporation ("LPC") and L&D Precision Limited Partnership ("L&D Precision") and exhibits thereto

                4-3 Amendment Agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                4-4 Recapitalization Agreement dated as of April 27, 1990, between LPC and L&D Woolens Limited Partnership ("L&D Woolens") and exhibits thereto

                4-5 Indenture dated as of August 1, 1993, between LPC and IBJ Schroder Bank & Trust Company, as Trustee

                4-6 Specimen of 12-3/4% Senior Subordinated Note, due February 1, 2000 4-7 Indenture, dated as of December 18, 2003, between LPC and Wilmington Trust Company, as Trustee

                4-8 Registration Rights Agreement, dated as of December 18, 2003, between LPC and Purchasers listed therein

                4-9     Form of Unit

                4-10    Form of Warrant

                4-11    Form of 12% Senior Subordinated Note due August 1, 2003

                4-12    Form of 13% Junior Subordinated Note due November 1,
                        2009

                4-13 Warrant Agent Agreement, Dated as of December 18, 2003, between LPC and Wilmington Trust Company, as Warrant Agent

                10-1 Purchase Agreement dated as of February 7, 1985, between LPC and L&D Precision and exhibits thereto

                10-2 Amendment Agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

                10-3 Lexington Precision Corporation Flexible Compensation Plan, as amended

                10-4    1986 Restricted Stock Award Plan, as amended

                10-5 Lexington Precision Corporation Retirement and Savings Plan, as amended

                10-6 Description of 2002 Compensation Arrangements with Lubin, Delano, & Company

                10-7    Corporate Office 2002 Management Cash Bonus Plan

                10-8 Recapitalization Agreement dated as of April 27, 1990, between LPC and L&D Woolens and exhibits thereto

                10-9 Long term contract between Delphi Automotive Systems LLC and Lexington Connector Seals

                10-10 Exchange Agreement, dated as of December 18, 2003, between LPC and each of Michael A. Lubin and Warren Delano

                10-11 Amended and Restated Loan and Security Agreement, dated as of December 18, 2003, by and among LPC and Lexington Rubber Group, Inc. ("LRGI"), as borrowers, and Congress Financial Corporation ("Congress"), as Agent, The CIT Group/Commercial Financing, Inc., as Co-Agent, and the lenders from time to time party thereto

                10-12 Pledge and Security Agreement, dated as of December 18, 2003, made by LPC in favor of Congress, as agent

                10-13 Amended and Restated Term Promissory Note, dated December 18, 2003, made by LPC in favor of Congress, as agent, in the original principal amount of $4,000,000

                10-14 Amended and Restated Term Promissory Note, dated as of December 18, 2003, made by LRGI in favor of Congress, as agent, in the original principal amount of $9,500,000

                10-15 Loan and Security Agreement, dated December 18, 2003, by and among LPC and LRGI, as Borrowers, Ableco Finance LLC ("Ableco"), as Agent, and the lenders from time to time party thereto

                10-16 Pledge and Security Agreement, dated December 18, 2003, made by LPC in favor of Ableco, as agent

                10-17 Intercreditor Agreement, dated as of December 18, 2003, among Congress, the Working Capital Lenders, Ableco and the Term Loan Lenders with the consent and Acknowledgement of LPC and LRGI

                10-18 Payoff Agreement, dated as of December 18, 2003, by and between Nomura Special Situations Investment Trust and LPC

                10-19 Amendment No. 1 to Loan and Security Agreement dated as of March 31, 2004, by and among LPC, LRGI, and Ableco

                10-20 Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of March 31, 2004, by and among LPC, LRGI, and Congress

                21-1    Significant Subsidiary of Registrant

                31-1 Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant

                31-2 Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant

                31-3 Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant

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

        (b)     REPORTS ON FORM 8-K

                On October 7, 2003, we filed a report on Form 8-K that included a press release dated October 7, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from October 7, 2003, to October 21, 2003.

                On October 21, 2003, we filed a report on Form 8-K that included a press release dated October 21, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from October 21, 2003, to November 4, 2003.

                On November 4, 2003, we filed a report on Form 8-K that included a press release dated November 4, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from November 4, 2003, to November 11, 2003.

                On November 11, 2003, we filed a report on Form 8-K that included a press release dated November 11, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from November 11, 2003, to November 18, 2003.

                On November 17, 2003, we filed a report on Form 8-K that included a press release dated November 17, 2003, announcing our financial results for the quarter ended September 30, 2003.

                On November 18, 2003, we filed a report on Form 8-K that included a press release dated November 18, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from November 18, 2003, to November 25, 2003.

                On November 25, 2003, we filed a report on Form 8-K that included a press release dated November 25, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from November 25, 2003, to December 2, 2003.

                On December 2, 2003, we filed a report on Form 8-K that included a press release dated December 2, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from December 2, 2003, to December 9, 2003.

                On December 9, 2003, we filed a report on Form 8-K that included a press release dated December 9, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from December 9, 2003, to December 12, 2003.

                On December 12, 2003, we filed a report on Form 8-K that included a press release dated December 12, 2003, stating that we were extending the expiration date of our offer to exchange our senior subordinated notes from December 12, 2003, to December 15, 2003.

                On December 18, 2003, we filed a report on Form 8-K that included a press release dated December 18, 2003, stating that we had completed the refinancing of substantially all of our outstanding debt.

                         LEXINGTON PRECISION CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (THOUSANDS OF DOLLARS)

                                                     BALANCE AT     CHARGED TO      DEDUCTIONS      BALANCE
                                                     BEGINNING       COSTS AND         FROM          AT END
                                                     OF PERIOD       EXPENSES        RESERVES      OF PERIOD
                                                     ---------       --------        --------      ---------

                  ALLOWANCE FOR
                DOUBTFUL ACCOUNTS

          Year ended December 31, 2003               $    662         $   148        $   145        $    665

          Year ended December 31, 2002                    669             211            218             662

          Year ended December 31, 2001                    181             523             35             669



                INVENTORY RESERVE

          Year ended December 31, 2003               $  1,062         $   891        $   972        $    981

          Year ended December 31, 2002                  1,370             558            866           1,062

          Year ended December 31, 2001                    872           1,135            637           1,370

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



                                               LEXINGTON PRECISION CORPORATION
                                                               (Registrant)

                                               By: /s/ Warren Delano
                                                   ---------------------------
                                                   Warren Delano, President

April 14, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2004:

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

/s/ Elizabeth H. Ruml
-----------------------------------------------
Elizabeth H. Ruml, Director

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

3-2           By-laws, as amended                              Incorporated by reference from Exhibit 3-2 to 1998 10-K

3-3           Certificate of Correction dated September 21,    Incorporated by reference from Exhibit 3-3 to the
              1976                                             Company's Form 10-K for the year ended May 31, 1983
                                                               located under Securities and Exchange Commission File No.
                                                               0-3252 ("1983 10-K")

3-4           Certificate of Ownership and Merger dated May    Incorporated by reference from Exhibit 3-4 to 1983 10-K
              24, 1977

3-5           Certificate of Ownership and Merger dated May    Incorporated by reference from Exhibit 3-5 to 1983 10-K
              31, 1977

3-6           Certificate of Reduction of Capital dated        Incorporated by reference from Exhibit 3-6 to 1983 10-K
              December 30, 1977

3-7           Certificate of Retirement of Preferred Shares    Incorporated by reference from Exhibit 3-7 to 1983 10-K
              dated December 30, 1977

3-8           Certificate of Reduction of Capital dated        Incorporated by reference from Exhibit 3-8 to 1983 10-K
              December 28, 1978

3-9           Certificate of Retirement of Preferred Shares    Incorporated by reference from Exhibit 3-9 to 1983 10-K
              dated December 28, 1978

3-10          Certificate of Reduction of Capital dated        Incorporated by reference from Exhibit 3-10 to 1983 10-K
              January 9, 1979

3-11          Certificate of Reduction of Capital dated        Incorporated by reference from Exhibit 3-11 to 1983 10-K
              December 20, 1979

3-12          Certificate of Retirement of Preferred Shares    Incorporated by reference from Exhibit 3-12 to 1983 10-K
              dated December 20, 1979

3-13          Certificate of Reduction of Capital dated        Incorporated by reference from Exhibit 3-13 to 1983 10-K
              December 16, 1982

EXHIBIT
NUMBER        EXHIBIT                                          LOCATION
------        -------                                          --------
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

3-23          Certificate of the Designations, Preferences     Incorporated by reference from Exhibit 3-1 to the
              and Relative Participating, Optional and Other   Company's Form 10-Q for the quarter ended November 30,
              Special Rights of 12% Cumulative Convertible     1989 located under Securities and Exchange Commission File
              Exchangeable Preferred Stock, Series C, and      No. 0-3252 ("November 30, 1989 10-Q")
              the Qualifications, Limitations and
              Restrictions thereof dated January 10, 1990


EXHIBIT
NUMBER        EXHIBIT                                          LOCATION
------        -------                                          --------
3-24          Certificate of Ownership and Merger dated        Incorporated by reference from Exhibit 3-24 to December
              April 25, 1990                                   31, 1989 10-K

3-25          Certificate of Elimination of 12%                Incorporated by reference from Exhibit 3-25 to the
              Cumulative Convertible Exchangeable              Company's Form 10-K for the year ended December 31, 1990
              Preferred Stock, Series C, dated                 located under Securities and Exchange Commission File No.
              June 4, 1990                                     0-3252 ("1990 10-K")

3-26          Certificate of Retirement of Stock dated March   Incorporated by reference from Exhibit 3-26 to 1990 10-K
              6, 1991

3-27          Certificate of Retirement of Stock dated April   Incorporated by reference from Exhibit 3-27 to 1994 10-K
              29, 1994

3-28          Certificate of Retirement of Stock dated         Incorporated by reference from Exhibit 3-28 to 1994 10-K
              January 6, 1995

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

EXHIBIT
NUMBER        EXHIBIT                                          LOCATION
------        -------                                          --------
4-4           Recapitalization Agreement dated as of April     Incorporated by reference from Exhibit 4-10 to December
              27, 1990, between LPC and L&D Woolens Limited    31, 1989 10-K
              Partnership ("L&D Woolens") and exhibits
              thereto

4-5           Indenture dated as of August 1, 1993, between    Incorporated by reference from Exhibit 4-2 to the
              LPC and IBJ Schroder Bank & Trust Company, as    Company's Form 8-K dated January 18, 1994 (date of
              Trustee                                          earliest event reported) located under Securities and
                                                               Exchange Commission File No. 0-3252.

4-6           Specimen of 12.75% Senior Subordinated Note,     Included in Exhibit 4-7 hereto
              due February 1, 2000

4-7           Indenture, dated as of December 18, 2003,        Incorporated by reference from Exhibit 4-1 to
              between Lexington Precision Corporation          and Form 8-K filed December 18, 2003 located under Securities
              and Wilmington Trust Company, as Trustee         and Exchange Commission File No. 0-3252 ("December 18,
                                                               2003 8-K")

4-8           Registration Rights Agreement, dated as of       Incorporated by reference from Exhibit 4-2 to December 18,
              December 18, 2003,between Lexington Precision    2003 8-K
              Corporation and Purchasers listed therein

4-9           Form of Unit                                     Incorporated by reference from Exhibit 4-3 to
                                                               December 18, 2003 8-K


4-10          Form of Warrant                                  Incorporated by reference from Exhibit 4-4 to
                                                               December 18, 2003 8-K


4-11          Form of 12% Senior Subordinated Note due         Incorporated by reference from Exhibit 4-5 to
              August 1, 2003                                   December 18, 2003 8-K



4-12          Form of 13% Junior Subordinated Note due         Incorporated by reference from Exhibit 4-6 to
              November 1, 2009                                 December 18, 2003 8-K


10-1          Purchase Agreement dated as of February 7,       See Exhibit 4-2 hereto
              1985, between LPC and L&D Precision and
              exhibits thereto

EXHIBIT
NUMBER        EXHIBIT                                          LOCATION
------        -------                                          --------
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

10-4          1986 Restricted Stock Award Plan, as amended     Incorporated by reference from Exhibit 10-38 to December
                                                               31, 1989 10-K

10-5          Lexington Precision Corporation Retirement and   Incorporated by reference from Exhibit 10-5 to December
              Savings Plan, as amended                         31, 1998 10-K

10-6          Description of 2003 Compensation Arrangements    Filed with this Form 10-K
              with Lubin, Delano, & Company


10-7          Corporate Office 2002 Management Cash Bonus      Incorporated by reference from Exhibit 10-7 to the
              Plan                                             Company's Form 10-K for the year ended December 31, 2002
                                                               located under Securities and Exchange Commission File No.
                                                               0-3252 ("2002 10-K")

10-8          Recapitalization Agreement dated as of April     See Exhibit 4-4 hereto
              27, 1990, between LPC and L&D Woolens and
              exhibits thereto

10-9          Long term contract between Delphi Automotive     Incorporated by reference from Exhibit 10-12 to the
              Systems LLC and Lexington connector Seals        Company's Form 10-Q for the quarter ended June 30, 2001
                                                               located under Securities and Exchange Commission File No.
                                                               0-3252 ("June 30, 2001 Form 10-Q")

10-10         Exchange Agreement, dated as of December 18,     Incorporated by reference from Exhibit 10-1 to
              2003, between Lexington Precision Corporation    December 18, 2003 8-K
              and each of Michael A. Lubin and Warren Delano

10-11         Warrant Agent Agreement, Dated as of December    Incorporated by reference from Exhibit 10-2 to
              18, 2003,between Lexington Precision             December 18, 2003 8-K
              Corporation and Wilmington Trust Company, as
              Warrant Agent

EXHIBIT
NUMBER        EXHIBIT                                          LOCATION
------        -------                                          --------
10-12         Amended and Restated Loan and Security           Incorporated by reference from Exhibit 10-3 to
              Agreement, dated as of December 18, 2003, by     December 18, 2003 8-K
              and among Lexington Precision Corporation and
              Lexington Rubber Group, Inc., as borrowers,
              and Congress Financial Corporation, as Agent,
              The CIT Group/Commercial Financing, Inc., as
              Co-Agent and the Lenders from time to time
              party thereto.

10-13         Pledge and Security Agreement, dated as of       Incorporated by reference from Exhibit 10-4 to
              December 18, 2003, made by Lexington Precision   December 18, 2003 8-K
              Corporation in favor of Congress Financial
              Corporation, as agent

10-14         Amended and Restated Term Promissory Note,       Incorporated by reference from Exhibit 10-5 to
              dated as of December 18, 2003, made by           December 18, 2003 8-K
              Lexington Precision Corporation in favor of
              Congress Financial Corporation, as agent, in
              the original principal amount of $4,000,000

10-15         Amended and Restated Term Promissory Note,       Incorporated by reference from Exhibit 10-6 to
              dated as of December 18, 2003, made by           December 18, 2003 8-K
              Lexington Rubber Group, Inc. in favor of
              Congress Financial Corporation, as agent, in
              the original principal amount of $9,500,000

10-16         Loan and Security Agreement, dated December      Incorporated by reference from Exhibit 10-7 to
              18, 2003, by and among Lexington Precision       December 18, 2003 8-K
              Corporation and Lexington Rubber Group, Inc.,
              as Borrowers, Ableco Finance LLC, as Agent,
              and the lenders from time to time party thereto

10-17         Pledge and Security Agreement, dated December    Incorporated by reference from Exhibit 10-8 to
              18, 2003, made by Lexington Precision            December 18, 2003 8-K
              Corporation in favor of Ableco Finance LLC, as
              agent

10-18         Payoff Agreement, dated as of December 18,       Incorporated by reference from Exhibit 10-9 to
              2003, by and between Nomura Special Situations   December 18, 2003 8-K
              Investment Trust and Lexington Precision
              Corporation

EXHIBIT
NUMBER        EXHIBIT                                          LOCATION
------        -------                                          --------
10-19         Amendment No. 1 to Loan and Security Agreement   Filed with this Form 10-K
              dated as of March 31, 2004, by and among
              Lexington Precision Corporation, Lexington
              Rubber Group, Inc., and Ableco Finance LLC

10-20         Amendment No. 1 to Amended and Restated Loan     Filed with this Form 10-K
              and Security Agreement dated as of March 19,
              2004, by and among Lexington Precision
              Corporation, Lexington Rubber Group, Inc.
              and Congress Financial Corporation

21-1          Significant Subsidiary of Registrant             Filed with this Form 10-K

31-1          Rule 13a-14a/15(d)-14(a) Certification of        Filed with this Form 10-K
              Michael A. Lubin, Chairman of the Board and
              Co-Principal Executive Officer of the
              registrant

31-2          Rule 13a-14a/15(d)-14(a) Certification of        Filed with this Form 10-K
              Warren Delano, President and Co-Principal
              Executive Officer of the registrant

31-3          Rule 13a-14a/15(d)-14(a) Certification of        Filed with this Form 10K
              Dennis J. Welhouse, Chief Financial Officer
              and Principal Financial Officer of the
              registrant

32-1          Certification of Michael A. Lubin, Chairman of   Furnished with this Form 10-K
              the Board and Co-Principal Executive Officer
              of the registrant, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.

32-2          Certification of Warren Delano, President and    Furnished with this Form 10-K
              Co-Principal Executive Officer of the
              registrant, pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002.

32-3          Certification of Dennis J. Welhouse, Chief       Furnished with this Form 10-K
              Financial Officer and Principal Financial
              Officer of the registrant, pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.