Form 10-Q
period 2004-03-31
LEXINGTON PRECISION CORP
filed 2004-05-17
CIK 12570

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2004

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

     AS OF MAY 10, 2004, THERE WERE 4,931,767 SHARES OF COMMON STOCK OF THE
                            REGISTRANT OUTSTANDING.
   (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
              OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)


===============================================================================

                         LEXINGTON PRECISION CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements................................................1

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................10

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.........19

Item 4.      Controls and Procedures............................................19

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                    --------------------------
                                                                                      2004             2003
                                                                                      ----             ----
Net sales                                                                          $  33,006         $ 32,383

Cost of sales                                                                         28,931           28,653
                                                                                    ---------         --------

     Gross profit                                                                      4,075            3,730

Selling and administrative expenses                                                    2,069            2,092
                                                                                    ---------         --------

     Income from operations                                                            2,006            1,638

Interest expense                                                                       2,147            1,780
                                                                                    ---------         --------

     Loss before income taxes                                                           (141)            (142)

Income tax provision                                                                      15               27
                                                                                    ---------         --------

     Net loss                                                                      $    (156)        $   (169)
                                                                                    =========         ========



Per share data:

     Basic and diluted net loss applicable to common stockholders                  $   (0.03)        $  (0.04)
                                                                                    =========         ========




See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                              MARCH 31,         DECEMBER 31,
                                                                                2004                2003
                                                                           ----------------   -----------------
ASSETS:

Current assets:
     Cash                                                                   $      302            $      189
     Accounts receivable, net                                                   20,530                17,277
     Inventories, net                                                           10,083                 8,527
     Prepaid expenses and other current assets                                   2,141                 2,481
     Deferred income taxes                                                       1,360                 1,360
                                                                             ----------            ----------
         Total current assets                                                   34,416                29,834

Property, plant, and equipment, net                                             41,835                42,632
Goodwill                                                                         7,623                 7,623
Other assets, net                                                                3,710                 3,598
                                                                             ----------            ----------

              Total assets                                                  $   87,584            $   83,687
                                                                             ==========            ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                                       $   11,476            $   10,038
     Accrued expenses, excluding accrued interest                                5,881                 6,159
     Accrued interest expense                                                    1,033                   314
     Deferred gain on repurchase of debt                                         3,252                 3,252
     Short-term debt                                                            15,499                12,246
     Current portion of long-term debt                                           5,743                 5,585
                                                                             ----------            ----------
         Total current liabilities                                              42,884                37,594
                                                                             ----------            ----------

Long-term debt, excluding current portion                                       62,407                63,681
                                                                             ----------            ----------

Deferred income taxes and other long-term liabilities                            1,934                 1,904
                                                                             ----------            ----------

Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,931,767 shares issued                                        1,233                 1,233
     Additional paid-in-capital                                                 13,169                13,169
     Accumulated deficit                                                       (34,043)              (33,894)
                                                                             ----------            ----------
         Total stockholders' deficit                                           (19,641)              (19,492)
                                                                             ----------            ----------

              Total liabilities and stockholders' deficit                   $   87,584            $   83,687
                                                                             ==========            ==========

See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                             ----------------------------
                                                                               2004              2003
                                                                               ----              ----
OPERATING ACTIVITIES:

     Net loss                                                               $     (156)       $     (169)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                            2,188             2,606
         Amortization included in operating expense                                113               165
         Amortization included in interest expense                                 252               143
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable, net                                          (3,253)           (4,356)
              Inventories, net                                                  (1,556)             (509)
              Prepaid expenses and other current assets                            566               695
              Accounts payable                                                   1,438              (124)
              Accrued expenses, excluding interest expense                        (278)              775
              Accrued interest expense                                             719             1,113
              Other long-term liabilities                                           30                64
         Other                                                                      12               (13)
                                                                             ----------        ----------
              Net cash provided by operating activities                             75               390
                                                                             ----------        ----------

INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                                (1,393)             (899)
     Net increase in equipment deposits                                           (141)              (47)
     Expenditures for tooling owned by customers                                  (143)              (77)
     Other                                                                        (226)              151
                                                                             ----------        ----------
              Net cash used by investing activities                             (1,903)             (872)
                                                                             ----------        ----------

FINANCING ACTIVITIES:

     Net increase in loans under revolving line of credit                        3,253             3,142
     Repayment of term notes and other debt                                     (1,124)           (2,591)
     Payment of financing expenses that were deferred                             (188)             (205)
                                                                             ----------        ----------
              Net cash provided by financing activities                          1,941               346
                                                                             ----------        ----------

Net increase (decrease) in cash                                                    113              (136)
Cash at beginning of period                                                        189             1,753
                                                                             ----------        ----------

Cash at end of period                                                       $      302        $    1,617
                                                                             ==========        ==========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all the information and footnotes included in the Company's annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the financial position of the Company at March 31, 2004, and the Company's results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. To prepare the accompanying interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

         The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

NOTE 2 -- INVENTORIES

         Inventories at March 31, 2004, and December 31, 2003, are set forth below (dollar amounts in thousands):

                                                        MARCH 31,         DECEMBER 31,
                                                           2004               2003
                                                      -----------------  ----------------
Finished goods                                          $    3,685         $    3,793
Work in process                                              3,280              2,018
Raw materials                                                3,118              2,716
                                                         ----------         ----------

                                                        $   10,083         $    8,527
                                                         ==========         ==========

NOTE 3 -- PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at March 31, 2004, and December 31, 2003, are set forth below (dollar amounts in thousands):

                                                        MARCH 31,         DECEMBER 31,
                                                           2004               2003
                                                      -----------------  ----------------
Land                                                    $    2,350         $    2,350
Buildings                                                   23,006             22,863
Equipment                                                  117,778            116,557
                                                         ----------         ----------
                                                           143,134            141,770
Accumulated depreciation                                   101,299             99,138
                                                         ----------         ----------

      Property, plant, and equipment, net               $   41,835         $   42,632
                                                         ==========         ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 -- DEBT

         Debt at March 31, 2004, and December 31, 2003, is set forth below (dollar amounts in thousands):

                                                        MARCH 31,         DECEMBER 31,
                                                           2004               2003
                                                      -----------------  ----------------
Short-term debt:
     Revolving line of credit                             $ 15,341          $  12,088
     12 3/4% Senior Subordinated Notes                         158                158
                                                           --------          ---------
         Subtotal                                           15,499             12,246
     Current portion of long-term debt                       5,743              5,585
                                                           --------          ---------

         Total short-term debt                              21,242             17,831
                                                           --------          ---------

Long-term debt:
     Equipment Term Loan                                    12,900             13,500
     Real Estate Term Loan                                  11,213             11,500
     12% Senior Subordinated Notes                          42,441             42,441
     13% Junior Subordinated Notes                             347                347
     Unsecured, amortizing term notes                           60                104
     Capital lease obligations                                 416                573
     Series B Preferred Stock                                  602                594
     Other                                                     171                207
                                                           --------          ---------
         Subtotal                                           68,150             69,266
     Less current portion                                   (5,743)            (5,585)
                                                           --------          ---------

         Total long-term debt                               62,407             63,681
                                                           --------          ---------

              Total debt                                  $ 83,649          $  81,512
                                                           ========          =========

         REVOLVING LINE OF CREDIT

         At March 31, 2004, the aggregate principal amount of loans outstanding under the revolving line of credit was $15,341,000 and unused availability totaled $2,819,000. The revolving line of credit expires on June 30, 2006. Loans under the revolving line of credit bear interest at either the prime rate plus 1% or the London Interbank Offered Rate ("LIBOR") plus 3 1/4%, at the Company's option. The loans outstanding under the revolving line of credit are classified as short-term debt because the revolving line of credit provides that the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the Company's approval. Loans under the revolving line of credit are limited to 88% of eligible accounts receivable plus 65% of eligible inventories. All loans under the revolving line of credit are secured by first priority liens on substantially all of the Company's assets other than real property.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         At March 31, 2004, availability under the revolving line of credit was reduced by three separate reserves established by the lender, which totaled $3,000,000. The elimination of $1,000,000 of these reserves is subject to the attainment of certain specified financial performance goals and the elimination of $650,000 of the reserves is subject to the Company obtaining an appraisal of its equipment that indicates that the outstanding principal amount of the Equipment Term Loan does not exceed 85% of the net orderly liquidation value of the equipment that secures it. Based on the results of an appraisal of the Company's equipment completed during April 2004, the lender released the $650,000 appraisal reserve on May 3, 2004. Based upon the Company's operating results for the three-month period ended March 31, 2004, the Company anticipates that $500,000 of the reserve related to financial performance goals will be released during the second quarter of 2004. The Company cannot predict at this time whether any of the remaining reserves will be released.

         12% SENIOR SUBORDINATED NOTES

         The 12% Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future secured debt. Interest on the 12% Senior Subordinated Notes is payable quarterly on February 1, May 1, August 1, and November 1.

         SERIES B PREFERRED STOCK

         At March 31, 2004, there were outstanding 3,300 shares of the Company's $8 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), par value $100 per share, with a carrying value of $602,000. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company failed to make scheduled redemptions in the aggregate amount of $360,000 on November 30, 2000, 2001, 2002, and 2003.

         On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"), which established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer that have characteristics of both liabilities and equity. As a result of the adoption of FAS 150, the Company classifies the Series B Preferred Stock as debt in the consolidated financial statements. Subsequent to adoption, increases in the fair value of the Series B Preferred Stock and payments of quarterly dividends have been recorded by monthly charges to interest expense.

         RESTRICTIVE COVENANTS

         The agreements governing the revolving line of credit, the Equipment Term Loan, and the Real Estate Term Loan contain certain financial covenants that require the Company to maintain specified financial ratios as of the end of specified periods, including the maintenance of a minimum fixed charge coverage ratio, minimum levels of net worth and earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and a maximum leverage ratio. The Company also has other covenants that place restrictions on its business and operations, including covenants relating to the sale of all or substantially all of its assets, the purchase of common stock, the redemption of preferred stock,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


compliance with specified laws and regulations, the purchase of plant and equipment, and the payment of cash dividends.

         From time to time, the Company's secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in the Company's various financing agreements in order to maintain or otherwise ensure the Company's current or future compliance. On March 31, 2004, the Company's two senior, secured lenders amended their fixed charge coverage ratio and their annual limitation on unfinanced capital expenditures in order for the Company to avoid projected defaults under these two covenants during 2004. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

NOTE 5 -- INCOME TAXES

         At March 31, 2004, and December 31, 2003, the Company's net deferred income tax assets were fully offset by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2004 and 2003, consisted of estimated state income taxes payable.

NOTE 6 -- NET LOSS PER COMMON SHARE

         The calculations of basic and diluted net loss per common share for the three-month periods ended March 31, 2004 and 2003, are set forth below (in thousands, except per share amounts). The pro forma conversion of the Series B Preferred Stock and the pro forma exercise of outstanding warrants to purchase the Company's common stock, which were issued on December 18, 2003 (the "Warrants"), were not dilutive. As a result, the calculation of diluted net loss per common share set forth below does not reflect the pro forma conversion of the Series B Preferred Stock or the pro forma exercise of the Warrants.

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                  ------------------------
                                                                                    2004           2003
                                                                                    ----           ----

          Numerator -- net loss applicable to common stockholders                $    (156)     $    (169)
                                                                                  =========      =========

          Denominator -- weighted average common shares                              4,932          4,828
                                                                                  =========      =========

          Basic and diluted net loss applicable to common
            stockholders                                                         $   (0.03)     $   (0.04)
                                                                                  =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 -- SEGMENTS

         Information relating to the Company's operating segments and its corporate office for the three-month periods ended March 31, 2004 and 2003, is summarized below (dollar amounts in thousands):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                  --------------------------
                                                                     2004           2003
                                                                     ----           ----
NET SALES:
     Rubber Group                                                 $   27,803     $   26,722
     Metals Group                                                      5,203          5,661
                                                                   ----------     ----------

         Total net sales                                          $   33,006     $   32,383
                                                                   ==========     ==========

INCOME (LOSS) FROM OPERATIONS:
     Rubber Group                                                 $    3,542     $    2,812
     Metals Group                                                       (960)          (583)
                                                                   ----------     ----------
         Subtotal                                                      2,582          2,229
     Corporate Office                                                   (576)          (591)
                                                                   ----------     ----------

         Total income from operations                             $    2,006     $    1,638
                                                                   ==========     ==========

ASSETS:
     Rubber Group                                                 $   64,810     $   65,645
     Metals Group                                                     18,515         23,239
                                                                   ----------     ----------
         Subtotal                                                     83,325         88,884
     Corporate Office                                                  4,259          5,584
                                                                   ----------     ----------

         Total assets                                             $   87,584     $   94,468
                                                                   ==========     ==========

DEPRECIATION AND AMORTIZATION (1):
     Rubber Group                                                 $    1,740     $    1,875
     Metals Group                                                        551            887
                                                                   ----------     ----------
         Subtotal                                                      2,291          2,762
     Corporate Office                                                     10              9
                                                                   ----------     ----------

         Total depreciation and amortization                      $    2,301     $    2,771
                                                                   ==========     ==========

CAPITAL EXPENDITURES (2):
     Rubber Group                                                 $      910     $      827
     Metals Group                                                        483            176
                                                                   ----------     ----------
         Subtotal                                                      1,393          1,003
     Corporate Office                                                      -              2
                                                                   ----------     ----------

         Total capital expenditures                               $    1,393     $    1,005
                                                                   ==========     ==========

(1) Does not include amortization of deferred financing expenses, which totaled $252,000 and $143,000 during the three-month periods ended March 31, 2004 and 2003, respectively, and which is included in interest expense in the consolidated financial statements.

(2) Capital expenditures for the three-month period ended March 31, 2003, included $106,000 of equipment purchased under a capital lease obligation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 -- DEFERRED GAIN ON REPURCHASE OF DEBT

           On December 18, 2003, the Company repurchased its $7,500,000 senior, unsecured note, and all accrued and unpaid interest thereon, for a purchase price of $5,810,000. The pre-tax gain of $3,252,000 on the repurchase of the senior, unsecured note was deferred and recorded in the current liabilities section of the Company's consolidated balance sheet as "Deferred gain on repurchase of debt" because the agreement governing the repurchase of the note provided that the claim could be reinstated if certain events occurred prior to April 20, 2004. Because none of these events occurred prior to April 20, 2004, the Company will recognize the pre-tax gain of $3,252,000 during the three-month period ending June 30, 2004.

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

RESULTS OF OPERATIONS -- FIRST QUARTER OF 2004 VERSUS FIRST QUARTER OF 2003

         The following table sets forth our consolidated operating results for the three-month periods ended March 31, 2004 and 2003, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA (dollar amounts in thousands):

                                                                       THREE MONTHS ENDED MARCH 31
                                                                  -----------------------------------------
                                                                          2004                   2003
                                                                  ------------------     ------------------
           Net sales                                             $  33,006    100.0%    $  32,383    100.0%

           Cost of sales                                            28,931     87.7        28,653     88.5
                                                                  ---------  -------     ---------  -------

           Gross profit                                              4,075     12.3         3,730     11.5

           Selling and administrative expenses                       2,069      6.3         2,092      6.5
                                                                  ---------  -------     ---------  -------

           Income from operations                                    2,006      6.0         1,638      5.0

           Add back: depreciation and amortization (1)               2,301      7.0         2,771      8.6
                                                                  ---------  -------     ---------  -------

           EBITDA (2)                                            $   4,307     13.0%    $   4,409     13.6%
                                                                  =========  =======     =========  =======

           Net cash provided by operating activities (3)         $      75      0.2%    $     390      1.2%
                                                                  =========  =======     =========  =======


        (1) Does not include amortization of deferred financing expenses, which totaled $252,000 and $143,000 during the three-month periods ended March 31, 2004 and 2003, respectively, and which is included in interest expense in the consolidated financial statements.

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

         Our net sales for the first quarter of 2004 were $33,006,000, compared to net sales of $32,383,000 for the first quarter of 2003, an increase of $623,000, or 1.9%. The increase in net sales was principally a result of increased net sales of rubber components, offset, in part, by reduced sales of machined metal components. EBITDA for the first quarter of 2004 was $4,307,000, or 13.0% of net sales, compared to EBITDA of $4,409,000, or 13.6% of net sales, for the first quarter of 2003. The change in EBITDA was primarily a result of a $632,000 reduction in EBITDA at our Metals Group, partially offset by a $595,000 increase in EBITDA at our Rubber Group.

         Net cash provided by operating activities during the first quarter of 2004 totaled $75,000, compared to $390,000 for the first quarter of 2003. Please refer to the consolidated statement of cash flows in Part I, Item 1, for details regarding net cash provided by our operating activities.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended March 31, 2004 and 2003.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company taken as a whole.

         Delphi Corporation is the Rubber Group's largest customer. During 2003, 2002, and 2001, the Rubber Group's net sales to Delphi totaled $24,150,000, $24,837,000, and $23,660,000, respectively, which represented 23.4%, 25.1%, and
25.8%, respectively, of the Rubber Group's net sales. Net sales to Delphi of connector seals for automotive wire harnesses totaled $20,227,000, $21,147,000, and $22,295,000, during 2003, 2002, and 2001, respectively. Substantially all of the connector seals we sell to Delphi are sold pursuant to a supply agreement that expires on December 31, 2004. We cannot predict whether we and Delphi will enter into a new agreement for us to supply connector seals to Delphi when the current agreement expires on December 31, 2004, or, if we do enter into an agreement, what the volume, pricing, duration, and other terms of that agreement will be. Delphi has indicated to us that they currently plan to in-source, during 2005, approximately 30 connector seals currently manufactured by us under the supply agreement. Our aggregate net sales of these parts during 2003 were $9,319,000. Assuming those connector seals were in-sourced on the earliest possible date, January 1, 2005, and we were unable to replace the lost business with new business from Delphi or other customers, we estimate that the operating profit and EBITDA of the Rubber Group would be reduced by approximately $2,500,000 per annum. We are currently in discussions with Delphi regarding our ongoing supply relationship, and we are developing plans to restructure the operations of our connector seals division to reduce expenses and mitigate the impact of any lost business. Any such restructuring of our connector seals business could include, among other things, the closing of one of our existing manufacturing facilities, which could result in significant cash and non-cash expenses. Although we can give you no assurance, it is also possible that, if we do continue to sell components to Delphi, the average price for those components may increase, thereby partially offsetting the negative impact of lower volume.

         The following table sets forth the operating results of the Rubber Group for the three-month periods ended March 31, 2004 and 2003, and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                                         THREE MONTHS ENDED MARCH 31
                                                                  -----------------------------------------
                                                                        2004                   2003
                                                                  ------------------     ------------------

           Net sales                                             $ 27,803     100.0%    $ 26,722     100.0%

           Cost of sales                                           23,117      83.1       22,769      85.2
                                                                  --------  --------     --------  --------

           Gross profit                                             4,686      16.9        3,953      14.8

           Selling and administrative expenses                      1,144       4.1        1,141       4.3
                                                                  --------  --------     --------  --------

           Income from operations                                   3,542      12.7        2,812      10.5

           Add back: depreciation and amortization                  1,740       6.2        1,875       7.0
                                                                  --------  --------     --------  --------

           EBITDA                                                $  5,282      19.0%    $  4,687      17.5%
                                                                  ========  ========     ========  ========


         During the first quarter of 2004, net sales of the Rubber Group increased by $1,081,000, or 4.0%, compared to the first quarter of 2003. The increase in net sales was primarily due to increased unit sales of insulators for automotive ignition wire sets, which resulted primarily from an increase in the level of activity in the automotive industry and an increase in our share of business at certain existing customers, and, to a lesser extent, increased sales of connector seals for automotive wire systems and components for medical devices. These increases were offset, in part, by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales decreased during the first quarter of 2004 to 83.1% of net sales from 85.2% of net sales during the first quarter of 2003, primarily because of improved operating performance at our insulator division, reduced employee benefit costs, lower maintenance expenses, and reduced depreciation and amortization expenses, offset, in part, by reduced operating performance at our connector seals division. During the first quarter of 2004, the operating results of the connector seals division included:

        - increased costs for scrap, sorting, and repair, relating to a particular type of connector seal;

        - increased freight costs, which resulted from delivery issues related to those quality problems;

        - costs related to the rollout of new business at our operations that mold seals from liquid silicone rubber;

        - losses resulting from the production problems encountered in the manufacture of automotive door grommets utilizing non-silicone materials; and

        - costs incurred due to the general disruption to our operations as we attempted to cope with the problems listed above.

During the second half of 2003, we initiated a plan to reduce or eliminate these operating problems. The plan includes:

        -       upgrading management and supervisory personnel;

        - installing and utilizing improved process controllers and centralized data collection capabilities on all molding presses;

        - implementing improved manufacturing procedures throughout the operation;

        -       installing automated visual inspection and repair equipment; and

        - improving utilization of the division's enterprise resource planning software system.

         During the first quarter of 2004, the operating performance of the connector seals division improved compared to the second half of 2003. We believe that the operations improvement plan has begun to benefit our operations and will continue to yield improving results during 2004 as key components of the plan take effect.

         Selling and administrative expenses as a percentage of net sales decreased during the first quarter of 2004, compared to the first quarter of 2003, primarily because certain of our selling and administrative expenses are fixed, or partially fixed, in nature.

         During the first quarter of 2004, income from operations totaled $3,542,000, an increase of $730,000, or 26.0%, compared to the first quarter of 2003. EBITDA for the first quarter of 2004 was $5,282,000, or 19.0% of net sales, compared to $4,687,000, or 17.5% of net sales, during the first quarter of 2003.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machine components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company taken as a whole.

         The following table sets forth the operating results of the Metals Group for the three-month periods ended March 31, 2004 and 2003, and the reconciliation of the Metals Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                                         THREE MONTHS ENDED MARCH 31
                                                                 -----------------------------------------
                                                                         2004                   2003
                                                                 ------------------     ------------------
           Net sales                                             $  5,203    100.0%     $  5,661    100.0%

           Cost of sales                                            5,814    111.7         5,884    103.9
                                                                  --------  -------      --------  -------

           Gross profit                                              (611)   (11.7)         (223)    (3.9)

           Selling and administrative expenses                        349      6.7           360      6.4
                                                                  --------  -------      --------  -------

           Income from operations                                    (960)   (18.4)         (583)   (10.3)

           Add back: depreciation and amortization                    551     10.6           887     15.7
                                                                  --------  -------      --------  -------

           EBITDA                                                $   (409)    (7.8)     $    304      5.4%
                                                                  ========  =======      ========  =======


         During the first quarter of 2004, net sales of the Metals Group decreased by $458,000, or 8.1%, compared to the first quarter of 2003. The decrease resulted from reduced sales of machined metal components, primarily due to the loss of sales of a high-volume, machined metal component because the customer converted the part to a stamped metal component, offset, in part, by increased sales of machined metal components resulting primarily from the rollout of certain new business obtained from existing customers.

         Cost of sales, as a percentage of net sales increased to 111.7% of net sales during the first quarter of 2004 from 103.9% of net sales during the first quarter of 2003, primarily because of higher than anticipated start up costs on recently awarded machined metal components and the adverse effect of relatively high fixed, or partially fixed, operating expenses in a period of low sales volume. During the first quarter of 2004, the Metals Group's operating expenses were reduced, in part, by reduced employee benefit expenses and lower depreciation and amortization expenses.

         Selling and administrative expenses decreased during the first quarter of 2004 compared to the first quarter of 2003, primarily because of a reduction in salaried payroll expense and related employee benefit costs, offset, in part, by increased legal fees.

         During the first quarter of 2004, the loss from operations was $960,000 compared to a loss from operations of $583,000 during the first quarter of 2003. EBITDA for the first quarter of 2004 was a negative $409,000, or a negative 7.8% of net sales, a decrease of $713,000, compared to the first quarter of 2003.

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

         The following table sets forth the operating results of the Corporate Office for the three-month periods ended March 31, 2004 and 2003, and the reconciliation of the loss from operations to EBITDA (dollar amounts in thousands):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                                 -----------------------
                                                                    2004        2003
                                                                    ----        ----

Loss from operations                                              $  (576)    $   (591)

Add back: depreciation and amortization                                10            9
                                                                   -------     --------

EBITDA                                                            $  (566)    $   (582)
                                                                   =======     ========


         INTEREST EXPENSE

         During the first quarters of 2004 and 2003, interest expense totaled $2,147,000 and $1,780,000, respectively, which included amortization of deferred financing expenses of $252,000 and $143,000, respectively. Interest expense increased primarily because the amount of outstanding debt on which we accrued and paid interest increased from $72,906,000 at March 31, 2003, to $83,649,000 at March 31, 2004, because we converted $15,029,000 of accrued and unpaid interest on our 12 3/4% Senior Subordinated Notes, on which we did not accrue interest, into new 12% Senior Subordinated Notes due August 1, 2009, during the fourth quarter of 2003.

         INCOME TAX PROVISION

         At March 31, 2004, and December 31, 2003, our net deferred income tax assets were fully offset by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2004 and 2003, consisted of estimated state income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first quarter of 2004, our operating activities provided $75,000 of cash. Our accounts receivable increased by $3,253,000, our inventory increased by $1,556,000, and our accounts payable increased by $1,438,000, primarily due to increased levels of business activity in the first quarter of 2004 compared to the fourth quarter of 2003. At March 31, 2004, and December 31, 2003, accounts payable included outstanding checks of $1,089,000 and $1,488,000, respectively. Prepaid expenses and other current assets decreased by $566,000, primarily because of a reduction in the amount of unbilled tooling being manufactured or purchased by us for sale to our customers.

         INVESTING ACTIVITIES

         During the first quarter of 2004, our investing activities used $1,903,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $910,000 and $483,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $5,339,000, $1,553,000, and $5,000, respectively, during 2004. At March 31, 2004, we had outstanding commitments to purchase plant and equipment of approximately $1,409,000.

         FINANCING ACTIVITIES

         During the first quarter of 2004, our financing activities used $1,941,000 of cash. During the first quarter of 2004, we made scheduled monthly payments on our Equipment Term Loan and Real Estate Term Loan of $887,000. Net borrowings under our revolving line of credit increased by $3,253,000 during the first quarter of 2004, primarily to fund capital expenditures and increases in accounts receivable and inventories.

         LIQUIDITY

         We operate with substantial financial leverage and limited liquidity. Our aggregate indebtedness as of March 31, 2004, totaled $83,649,000. During the remaining nine months of 2004, interest and scheduled principal payments are projected to be approximately $5,616,000 and $4,522,000, respectively.

         We finance our operations with cash from operating activities and a variety of financing arrangements, including the Equipment Term Loan, the Real Estate Term Loan, and loans under our revolving line of credit. The Equipment Term Loan bears interest at the prime rate plus 1 1/2% or LIBOR plus 3 3/4%, at our option. The Real Estate Term Loan bears interest at the prime rate plus 4%, subject to a minimum rate of 8 1/4% and requires us to pay a fee of 1.875% of the outstanding principal amount of the loans on each anniversary of the closing date. Loans under the revolving line of credit bear interest at the prime rate plus 1% or the London Interbank Offered Rate ("LIBOR") plus 3 1/4%, at our option. The revolving loans are limited to 88% of eligible accounts receivable plus 65% of eligible inventories. Our revolving line of credit is currently scheduled to expire on June 30, 2006.

         The revolving line of credit and the Equipment Term Loan are secured by first priority liens on substantially all of our assets other than real property. The Real Estate Term Loan is secured by first priority liens on all of our real property and second priority liens on substantially all of our other assets. At March 31, 2004, availability under the revolving line of credit was being reduced by three separate reserves established by the lender, which totaled $3,000,000. The elimination of $1,000,000 of these reserves is subject to the attainment of certain specified financial performance goals and the elimination of $650,000 of the reserves is subject to our obtaining an appraisal of our equipment that indicates that the outstanding principal amount of the Equipment Term Loan does not exceed 85% of the net orderly liquidation value of the equipment that secures it. Based on the results of an appraisal of our equipment completed during April 2004, the lender released the $650,000 appraisal reserve on May 3, 2004. Based upon our operating results for the three-month period ended March 31, 2004, we anticipate that $500,000 of the reserve related to financial performance goals will be released sometime during the second quarter of 2004. We cannot predict at this time whether any of the remaining reserves will be released.

         At March 31, 2004, availability under our revolving line of credit totaled $2,819,000. At May 12, 2004, availability under our revolving line of credit totaled $1,956,000.

         At March 31, 2004, and December 31, 2003, the aggregate principal amount of loans outstanding under the revolving line of credit was $15,341,000 and $12,088,000, respectively. These loans are classified as short-term debt because the revolving line of credit requires that our cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without our approval.

         The agreements governing the revolving line of credit, the Equipment Term Loan, and the Real Estate Term Loan contain certain financial covenants that require us to maintain specified financial ratios as of the end of specified periods, including the maintenance of a minimum fixed charge coverage ratio, minimum levels of net worth and earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and a maximum leverage ratio. We also have covenants that limit our unfinanced capital expenditures to $6,250,000 per annum and limit the amount of additional secured financing we can incur for the purchase of plant and equipment to $2,500,000 per annum. Although we do not believe this provision will limit our planned capital expenditures during 2004, we may be required to obtain new borrowings in order to complete our planned capital expenditures. We currently believe, although we can give you no assurance, that the necessary new borrowings would be available to us under financing arrangements that we may negotiate. We also have other covenants that place restrictions on our business and operations, including covenants relating to the sale of all or substantially all of our assets, the purchase of common stock, the redemption of preferred stock, compliance with specified laws and regulations, and the payment of cash dividends.

         On December 18, 2003, we repurchased our $7,500,000 senior, unsecured note, and all accrued and unpaid interest thereon, for a purchase price of $5,810,000. The pre-tax gain of $3,252,000 on the repurchase was deferred and recorded in the current liabilities section of our consolidated balance sheets as "Deferred gain on repurchase of debt" because the agreement governing the repurchase of the note provided that the claim could be reinstated if certain events occurred prior to April 20, 2004. Because none of these events occurred prior to April 20, 2004, we will recognize the pre-tax gain of $3,252,000 during the second quarter of 2004.

         From time to time, our secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. On March 31, 2004, our two senior, secured lenders amended the fixed charge coverage ratio and the annual limitation on unfinanced capital expenditures in order for us to avoid projected defaults under these two covenants during 2004. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

         We had a net working capital deficit of $8,387,000 at March 31, 2004, compared to a net working capital deficit of $7,760,000 at December 31, 2003. The net working capital deficit exists primarily because we are required, under accounting principles generally accepted in the United States, to classify the loans outstanding under the revolving line of credit, which totaled at March 31, 2004, and December 31, 2003, $15,341,000 and $12,088,000, respectively, as current liabilities and because current liabilities on those dates included the $3,252,000 deferred gain on the repurchase of debt that we will recognize as income during the second quarter of 2004.

         Based on our most recent financial projections, we estimate that, in addition to cash flow from operations and borrowings under our revolving line of credit, we will require approximately $1,200,000 of new borrowings during 2004 to meet our working capital and debt service requirements and to fund projected capital expenditures. We currently believe, although there can be no assurance, that the required new borrowings will be available to us under financing arrangements that we plan to negotiate. If cash flow from operations or availability under existing and new financing arrangements fall below expectations, we may be forced to delay certain capital expenditures, reduce certain operating expenses, extend certain trade accounts payable beyond terms that we believe are customary in the industries in which we operate, or consider other alternatives designed to improve our liquidity. Some of these actions could have a material adverse effect upon our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.

         At December 31, 2003, we had $37,192,000 of outstanding floating rate debt at interest rates equal to either LIBOR plus 3 1/4%, LIBOR plus 3 3/4%, the prime rate plus 1%, the prime rate plus 1 1/2%, the prime rate plus 4%, or the prime rate. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At March 31, 2004, we had outstanding $44,320,000 of fixed-rate, long-term debt with a weighted-average interest rate of 11.9%, of which $158,000 had matured.

         We currently estimate that our monthly cash interest expense during the remaining nine months of 2004 will be approximately $625,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $31,000.

         For further information about our indebtedness, we recommend that you also read Note 4 to our consolidated financial statements in Part II, Item 8.

ITEM 4. CONTROLS AND PROCEDURES

         Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, our Principal Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. We also reviewed our internal controls, and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              The following exhibits are filed herewith:

                31-1 Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Michael A. Lubin, Chairman of the Board and co-Principal Officer of the registrant.

                31-2 Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Warren Delano, President and co-Principal Officer of the registrant.

                31-3 Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

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

         (b)  REPORTS ON FORM 8-K

              On April 14, 2004, we filed a report on Form 8-K that included a press release dated April 14, 2004, announcing financial results for the quarter and year ended December 31, 2003.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LEXINGTON PRECISION CORPORATION
                                          (Registrant)

May 14, 2004                   By:  /s/  Michael A. Lubin
------------                        ------------------------------
    Date                            Michael A. Lubin
                                    Chairman of the Board


May 14, 2004                   By:  /s/  Warren Delano
------------                        ------------------------------
   Date                             Warren Delano
                                    President


May 14, 2004                   By:  /s/  Dennis J. Welhouse
------------                        ------------------------------
    Date                            Dennis J. Welhouse
                                    Senior Vice President and
                                    Chief Financial Officer