Form 10-Q
period 2004-06-30
LEXINGTON PRECISION CORP
filed 2004-08-18
CIK 12570

                                                                               .
                                                                               .
                                                                               .



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE PERIOD ENDED JUNE 30, 2004

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

          AS OF AUGUST 12, 2004, THERE WERE 4,931,767 SHARES OF COMMON
                      STOCK OF THE REGISTRANT OUTSTANDING.

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

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements............................................................................1

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................10

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................................24

Item 4.      Controls and Procedures........................................................................25

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders............................................26

Item 6.      Exhibits and Reports on Form 8-K...............................................................27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30                        JUNE 30
                                                              ------------------------         ------------------------
                                                                2004            2003             2004            2003
                                                                ----            ----             ----            ----

Net sales                                                     $ 31,410        $ 30,873         $ 64,416        $ 63,256

Cost of sales                                                   28,939          27,587           57,870          56,240
                                                              --------        --------         --------        --------

     Gross profit                                                2,471           3,286            6,546           7,016

Selling and administrative expenses                              2,203           2,173            4,272           4,265
                                                              --------        --------         --------        --------

     Income from operations                                        268           1,113            2,274           2,751

Gain on repurchase of debt                                       3,252            --              3,252            --

Interest expense                                                 2,182           1,760            4,329           3,540
                                                              --------        --------         --------        --------

     Income (loss) before income taxes                           1,338            (647)           1,197            (789)

Income tax provision                                                56              27               71              54
                                                              --------        --------         --------        --------

     Net income (loss)                                        $  1,282        $   (674)        $  1,126        $   (843)
                                                              ========        ========         ========        ========


Per share data:

     Basic and diluted net income (loss) applicable to
      common stockholders                                     $   0.26        $  (0.14)        $   0.23        $  (0.17)
                                                              ========        ========         ========        ========







See notes to consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                 JUNE 30,       DECEMBER 31,
                                                                   2004             2003
                                                               -----------      ------------
                                                               (UNAUDITED)

ASSETS:

Current assets:
     Cash                                                        $     39         $    189
     Accounts receivable, net                                      19,692           17,277
     Inventories, net                                              10,168            8,527
     Prepaid expenses and other current assets                      1,989            2,481
     Deferred income taxes                                          1,360            1,360
                                                                 --------         --------
         Total current assets                                      33,248           29,834

Property, plant, and equipment, net                                41,719           42,632
Goodwill                                                            7,623            7,623
Other assets, net                                                   3,720            3,598
                                                                 --------         --------
              Total assets                                       $ 86,310         $ 83,687
                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                            $ 11,781         $ 10,038
     Accrued expenses                                               6,962            6,473
     Deferred gain on repurchase of debt                             --              3,252
     Short-term debt                                               17,059           12,246
     Current portion of long-term debt                              5,679            5,585
                                                                 --------         --------
         Total current liabilities                                 41,481           37,594
                                                                 --------         --------
Long-term debt, excluding current portion                          61,293           63,681
                                                                 --------         --------
Deferred income taxes and other long-term liabilities               1,889            1,904
                                                                 --------         --------

Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,931,767 shares issued                           1,233            1,233
     Additional paid-in-capital                                    13,169           13,169
     Accumulated deficit                                          (32,755)         (33,894)
                                                                 --------         --------
         Total stockholders' deficit                              (18,353)         (19,492)
                                                                 --------         --------
              Total liabilities and stockholders' deficit        $ 86,310         $ 83,687
                                                                 ========         ========





See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30
                                                                    --------------------------
                                                                        2004            2003
                                                                    ----------         -------
                                                                    (UNAUDITED)

OPERATING ACTIVITIES:

     Net income (loss)                                                $ 1,126         $  (843)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                                   4,294           5,106
         Amortization included in operating expense                       221             296
         Amortization included in interest expense                        528             273
         Gain on repurchase of debt                                    (3,252)           --
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable, net                                 (2,415)         (3,217)
              Inventories, net                                         (1,641)           (409)
              Prepaid expenses and other current assets                   639             642
              Accounts payable                                          1,743            (112)
              Accrued expenses, excluding interest expense               (230)            805
              Accrued interest expense                                    719           2,229
              Other long-term liabilities                                 (15)             92
         Other                                                             15              (5)
                                                                      -------         -------
              Net cash provided by operating activities                 1,732           4,857
                                                                      -------         -------

INVESTING ACTIVITIES:

     Purchases of property, plant, and equipment                       (3,185)         (2,734)
     Net decrease in equipment deposits                                  (299)            (35)
     Expenditures for tooling owned by customers                         (248)           (113)
     Other                                                               (147)            202
                                                                      -------         -------
              Net cash used by investing activities                    (3,879)         (2,680)
                                                                      -------         -------

FINANCING ACTIVITIES:

     Net increase in loans under revolving line of credit               4,813           2,677
     Repayment of term notes and other debt                            (2,507)         (4,529)
     Deferred financing charges                                          (309)           (434)
                                                                      -------         -------
              Net cash provided (used) by financing activities          1,997          (2,286)
                                                                      -------         -------

Net decrease in cash                                                     (150)           (109)
Cash at beginning of period                                               189           1,753
                                                                      -------         -------
Cash at end of period                                                 $    39         $ 1,644
                                                                      =======         =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all the information and footnotes included in the Company's annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the financial position of the Company at June 30, 2004, the Company's results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the Company's cash flows for the six-month periods ended June 30, 2004 and 2003. To prepare the accompanying interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

         The results of operations for the three-month and six-month periods ended June, 2004, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

NOTE 2 -- INVENTORIES

         Inventories at June 30, 2004, and December 31, 2003, are set forth below (dollar amounts in thousands):

                                         JUNE 30,      DECEMBER 31,
                                           2004           2003
                                         --------      ------------

Finished goods                           $ 3,746        $ 3,793
Work in process                            3,441          2,018
Raw materials and purchased parts          2,981          2,716
                                         -------        -------

                                         $10,168        $ 8,527
                                         =======        =======

NOTE 3 -- PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at June 30, 2004, and December 31, 2003, are set forth below (dollar amounts in thousands):

                                                 JUNE 30,      DECEMBER 31,
                                                   2004           2003
                                                 --------      ------------

Land                                             $  2,350        $  2,350
Buildings                                          23,055          22,863
Equipment                                         117,285         116,557
                                                 --------        --------
                                                  142,690         141,770
Accumulated depreciation                          100,971          99,138
                                                 --------        --------
      Property, plant, and equipment, net        $ 41,719        $ 42,632
                                                 ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 -- DEBT

         Debt at June 30, 2004, and December 31, 2003, is set forth below (dollar amounts in thousands):

                                              JUNE 30,      DECEMBER 31,
                                                2004           2003
                                              --------      ------------

Short-term debt:
     Revolving line of credit                 $ 16,901         $ 12,088
     12 3/4% Senior Subordinated Notes             158              158
                                              --------         --------
         Subtotal                               17,059           12,246
     Current portion of long-term debt           5,679            5,585
                                              --------         --------

         Total short-term debt                  22,738           17,831
                                              --------         --------

Long-term debt:
     Equipment Term Loan                        12,000           13,500
     Real Estate Term Loan                      10,925           11,500
     12% Senior Subordinated Notes              42,441           42,441
     13% Junior Subordinated Notes                 347              347
     Unsecured, amortizing term notes              214              104
     Capital lease obligations                     301              573
     Series B Preferred Stock                      609              594
     Other                                         135              207
                                              --------         --------
         Subtotal                               66,972           69,266
     Less current portion                       (5,679)          (5,585)
                                              --------         --------
         Total long-term debt                   61,293           63,681
                                              --------         --------
              Total debt                      $ 84,031         $ 81,512
                                              ========         ========

         REVOLVING LINE OF CREDIT

         At June 30, 2004, the aggregate principal amount of loans outstanding under the revolving line of credit was $16,901,000 and net unused availability totaled $1,805,000. The revolving line of credit expires on June 30, 2006. Loans under the revolving line of credit bear interest at either the prime rate plus 1% or the London Interbank Offered Rate ("LIBOR") plus 3 1/4%, at the Company's option. The loans outstanding under the revolving line of credit are classified as short-term debt because the revolving line of credit provides that the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the Company's approval. Loans under the revolving line of credit are limited to 88% of eligible accounts receivable plus 65% of eligible inventories. All loans under the revolving line of credit are secured by first priority liens on substantially all of the Company's assets other than real property.

         At June 30, 2004, net availability under the revolving line of credit was being reduced by two separate reserves established by the lender, which totaled $1,850,000. The elimination of $500,000 of these reserves is subject to the attainment of certain specified financial performance goals and the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

elimination of the balance of the reserve is at the discretion of the lender. We cannot predict at this time whether any of the remaining reserves will be released.

         12 3/4% SENIOR SUBORDINATED NOTES

         The 12 3/4% Senior Subordinated Notes matured on February 1, 2000, and are unsecured obligations of the Company that are subordinated to all of the Company's existing and future senior debt. In December 2003, 99.3% of the outstanding Senior Subordinated Notes were exchanged for units consisting of 12% Senior Subordinated Notes and warrants to purchase common stock. The $158,000 principal amount of 12 3/4% Senior Subordinated Notes that did not participate in the exchange remain outstanding.

         12% SENIOR SUBORDINATED NOTES

         The 12% Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future senior debt. Interest on the 12% Senior Subordinated Notes is payable quarterly on February 1, May 1, August 1, and November 1.

         SERIES B PREFERRED STOCK

         At June 30, 2004, there were outstanding 3,300 shares of the Company's $8 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), par value $100 per share, with a carrying value of $609,000. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company failed to make scheduled redemptions in the aggregate amount of $360,000 on November 30, 2000, 2001, 2002, and 2003.

         On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"), which established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer that have characteristics of both liabilities and equity. As a result of the adoption of FAS 150, the Company classifies the Series B Preferred Stock as debt in the consolidated financial statements. Subsequent to adoption, the accretions in the fair value of the Series B Preferred Stock and payments of quarterly dividends have been recorded by monthly charges to interest expense.

         RESTRICTIVE COVENANTS

         The agreements governing the revolving line of credit, the Equipment Term Loan, and the Real Estate Term Loan contain certain financial covenants that require the Company to maintain specified financial ratios as of the end of specified periods, including the maintenance of a minimum fixed charge coverage ratio, minimum levels of net worth and earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and a maximum leverage ratio. The Company also has other covenants that place restrictions on its business and operations, including covenants relating to the sale of all or substantially all of its assets, the purchase of common stock, the redemption of preferred stock, compliance with specified laws and regulations, the purchase of property, plant, and equipment, and the payment of cash dividends.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         From time to time, the Company's secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in the Company's various financing agreements in order to maintain or otherwise ensure the Company's current or future compliance. Effective March 31, 2004, the Company's two senior, secured lenders amended their fixed charge coverage ratio and their annual limitation on unfinanced capital expenditures in order for the Company to avoid projected defaults under these two covenants during 2004. Effective May 31, 2004, one of the Company's secured lenders amended its minimum net worth covenant and effective June 30, 2004, the Company's two secured lenders amended certain of their financial covenants, including their respective fixed charge coverage ratio, minimum EBITDA, and leverage ratios as applicable in order for us to maintain or otherwise ensure our current or future compliance. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

NOTE 5 -- INCOME TAXES

         At June 30, 2004, and December 31, 2003, the Company's net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and six-month periods ended June 30, 2004 and 2003, consisted of estimated state income taxes payable.

NOTE 6 -- NET INCOME (LOSS) PER COMMON SHARE

         The calculations of basic and diluted net loss per common share for the three-month and six-month periods ended June 30, 2004 and 2003, are set forth below (in thousands, except per share data). The pro forma conversion of the Series B Preferred Stock and the pro forma exercise of outstanding warrants to purchase the Company's common stock, which were issued on December 18, 2003 (the "Warrants"), were not dilutive. As a result, the calculation of diluted net loss per common share set forth below does not reflect the pro forma conversion of the Series B Preferred Stock or the pro forma exercise of the Warrants.

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                            --------------------------         ------------------------
                                                              2004             2003              2004            2003
                                                              ----             ----              ----            ----

Numerator-- income (loss) applicable to common
 stockholders                                               $   1,282        $    (674)        $   1,126        $  (843)
                                                            =========        =========         =========        =======

Denominator-- weighted average common shares                    4,932            4,828             4,932          4,828
                                                            =========        =========         =========        =======

Basic and diluted net income (loss) per common share        $    0.26        $   (0.14)        $    0.23        $ (0.17)
                                                            =========        =========         =========        =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 -- SEGMENTS

         Information relating to the Company's operating segments and its Corporate Office for the three-month and six-month periods ended June 30, 2004 and 2003, is summarized below (dollar amounts in thousands):

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30                          JUNE 30
                                                    ------------------------          -------------------------
                                                      2004             2003             2004            2003
                                                      ----             ----             ----            ----
NET SALES:
     Rubber Group                                   $ 27,044         $ 26,645         $ 54,847         $ 53,367
     Metals Group                                      4,366            4,228            9,569            9,889
                                                    --------         --------         --------         --------
         Total net sales                            $ 31,410         $ 30,873         $ 64,416         $ 63,256
                                                    ========         ========         ========         ========

INCOME (LOSS) FROM OPERATIONS:

     Rubber Group                                   $  2,607         $  3,020         $  6,149         $  5,839
     Metals Group                                     (1,589)          (1,259)          (2,549)          (1,842)
                                                    --------         --------         --------         --------
         Subtotal                                      1,018            1,761            3,600            3,997
     Corporate Office                                   (750)            (648)          (1,326)          (1,246)
                                                    --------         --------         --------         --------
         Total income from operations               $    268         $  1,113         $  2,274         $  2,751
                                                    ========         ========         ========         ========

ASSETS:
     Rubber Group                                   $ 64,876         $ 64,819         $ 64,876         $ 64,819
     Metals Group                                     17,096           21,666           17,096           21,666
                                                    --------         --------         --------         --------
         Subtotal                                     81,972           86,485           81,972           86,485
     Corporate Office                                  4,338            6,099            4,338            6,099
                                                    --------         --------         --------         --------
         Total assets                               $ 86,310         $ 92,584         $ 86,310         $ 92,584
                                                    ========         ========         ========         ========

DEPRECIATION AND AMORTIZATION (1):
     Rubber Group                                   $  1,684         $  1,805         $  3,424         $  3,680
     Metals Group                                        520              816            1,071            1,703
                                                    --------         --------         --------         --------
         Subtotal                                      2,204            2,621            4,495            5,383
     Corporate Office                                     10               10               20               19
                                                    --------         --------         --------         --------
         Total depreciation and amortization        $  2,214         $  2,631         $  4,515         $  5,402
                                                    ========         ========         ========         ========

CAPITAL EXPENDITURES (2):
     Rubber Group                                   $  1,572         $  1,392         $  2,482         $  2,219
     Metals Group                                        418              443              901              619
                                                    --------         --------         --------         --------
         Subtotal                                      1,990            1,835            3,383            2,838
     Corporate Office                                   --               --               --                  2
                                                    --------         --------         --------         --------
         Total capital expenditures                 $  1,990         $  1,835         $  3,383         $  2,840
                                                    ========         ========         ========         ========

     (1) Does not include amortization of deferred financing expenses, which totaled $276,000 and $130,000 during the three-month periods ended June 30, 2004 and 2003, respectively, and $528,000 and $273,000 during the six-month periods ended June 30, 2004 and 2003, respectively, which is included in interest expense.

     (2) Capital expenditures for the six-month period ended June 30, 2004, included $198,000 of equipment purchased under a vendor financing agreement. Capital expenditures for the six-month period ended June 30, 2003, included $106,000 of equipment purchased under a capital lease obligation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 -- DEFERRED GAIN ON REPURCHASE OF DEBT

         On December 18, 2003, the Company repurchased its $7,500,000 senior, unsecured note, and all accrued and unpaid interest thereon, for a purchase price of $5,810,000. The pre-tax gain of $3,252,000 on the repurchase of the senior, unsecured note was deferred and recorded in current liabilities as "Deferred gain on repurchase of debt" because the agreement governing the repurchase of the note provided that the claim could be reinstated if certain events occurred prior to April 20, 2004. Because none of these events occurred prior to April 20, 2004, the Company realized the pre-tax gain of $3,252,000 during the three-month period ended June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Some of our statements in this Form 10-Q, including this item, are "forward-looking statements." Forward-looking statements usually can be identified by our use of words like "believes," "expects," "may," "will," "should," "anticipates," "estimates," "projects," or the negative thereof. They may be used when we discuss strategy, which typically involves risk and uncertainty, and they generally are based upon projections and estimates rather than historical facts and events.

         Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:

              o increases and decreases in business awarded to us by our customers,

              o unanticipated price reductions for our products as a result of competition,

              o   unanticipated operating results,

              o   changes in the cost of raw materials,

              o   increases or decreases in capital expenditures,

              o   changes in economic conditions,

              o   strength or weakness in the North American automotive market,

              o   changes in the competitive environment,

              o changes in interest rates and the credit and securities markets, and

              o labor interruptions at our facilities or at our customers' facilities.

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

RESULTS OF OPERATIONS-- SECOND QUARTER OF 2004 VERSUS SECOND QUARTER OF 2003

         The following table sets forth our consolidated operating results for the three-month periods ended June 30, 2004 and 2003, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, amortization, and other non-operating items of income or expense which is commonly referred to as EBITDA (dollar amounts in thousands):

                                                                  THREE MONTHS ENDED JUNE 30
                                                     ---------------------------------------------------
                                                               2004                       2003
                                                     ----------------------       ----------------------

Net sales                                            $31,410          100.0%      $30,873          100.0%

Cost of sales                                         28,939           92.1        27,587           89.4
                                                     -------          -----       -------          -----

Gross profit                                           2,471            7.9         3,286           10.6

Selling and administrative expenses                    2,203            7.0         2,173            7.0
                                                     -------          -----       -------          -----

Income from operations                                   268            0.9         1,113            3.6

Add back: depreciation and amortization (1)            2,214            7.0         2,631            8.5
                                                     -------          -----       -------          -----

EBITDA (2)                                           $ 2,482            7.9       $ 3,744           12.1%
                                                     =======          =====       =======          =====

Net cash provided by operating activities (3)        $ 1,657            5.3%      $ 4,467           14.5%
                                                     =======          =====       =======          =====

         (1) Does not include amortization of deferred financing expenses, which totaled $276,000 and $130,000 during the three-month periods ended June 30, 2004 and 2003, respectively, and which is included in interest expense in the consolidated financial statements.

         (2) EBITDA is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to incur and to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

         (3) The calculation of net cash provided by operating activities for the six months ended June 30, 2004 and 2003, is detailed in the consolidated statements of cash flows that are part of our consolidated financial statements in Part I, Item 1.

         Our net sales for the second quarter of 2004 were $31,410,000, compared to net sales of $30,873,000 for the second quarter of 2003, an increase of $537,000, or 1.7%. The increase in net sales was principally a result of increased net sales of rubber components. EBITDA for the second quarter of 2004 was $2,482,000, or 7.9% of net sales, compared to EBITDA of $3,744,000, or 12.1% of net sales, for the second quarter of 2003. The change in EBITDA was primarily a result of a $534,000, or 11%, reduction in EBITDA at our Rubber Group and a $626,000, or 141%, reduction in EBITDA at our Metals Group.

         Net cash provided by operating activities during the second quarter of 2004 totaled $1,657,000, compared to $4,467,000 for the second quarter of 2003.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended June 30, 2004 and 2003.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.

         Delphi Corporation is the Rubber Group's largest customer. During 2003, 2002, and 2001, the Rubber Group's net sales to Delphi totaled $24,150,000, $24,837,000, and $23,660,000, respectively, which represented 23.4%, 25.1%, and
25.8%, respectively, of the Rubber Group's net sales. Net sales to Delphi of connector seals for automotive wire harnesses totaled $20,227,000, $21,147,000, and $22,295,000, during 2003, 2002, and 2001, respectively. Substantially all of the connector seals we sell to Delphi are sold pursuant to a supply agreement that expires on December 31, 2004. We cannot predict whether we and Delphi will enter into a new agreement for us to supply connector seals to Delphi when the current agreement expires on December 31, 2004, or, if we do enter into a new agreement, what the volume, pricing, duration, and other terms of that agreement will be. Delphi has indicated to us that they currently plan to in-source, during 2005, approximately 30 connector seals currently manufactured by us under the supply agreement. Our aggregate net sales of these parts during 2003 were $9,319,000. Assuming those connector seals were in-sourced by Delphi on the earliest possible date, January 1, 2005, and we were unable to replace the lost business with new business from Delphi or other customers, we estimate that the operating profit and EBITDA of the Rubber Group would be reduced by approximately $2,500,000 per annum. We are currently in discussions with Delphi regarding our ongoing supply relationship, and we are developing plans to restructure the operations of our connector seals division to reduce expenses and mitigate the impact of any lost business. Any such restructuring of our connector seals business could include, among other things, the closing of one of our existing manufacturing facilities, which could result in significant cash and non-cash expenses. Although we can give you no assurance, it is also possible that, if we do continue to sell components to Delphi, the average price for those components may increase, thereby partially offsetting the negative impact of lower volume.

         The following table sets forth the operating results of the Rubber Group for the three-month periods ended June 30, 2004 and 2003, and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                          THREE MONTHS ENDED JUNE 30
                                              ---------------------------------------------------
                                                        2004                        2003
                                              ----------------------       ----------------------

Net sales                                     $27,044          100.0%      $26,645          100.0%

Cost of sales                                  23,342           86.3        22,472           84.3
                                              -------          -----       -------          -----

Gross profit                                    3,702           13.7         4,173           15.7

Selling and administrative expenses             1,095            4.0         1,153            4.3
                                              -------          -----       -------          -----

Income from operations                          2,607            9.6         3,020           11.3

Add back depreciation and amortization          1,684            6.2         1,805            6.8
                                              -------          -----       -------          -----

EBITDA                                        $ 4,291           15.9%      $ 4,825           18.1%
                                              =======          =====       =======          =====

         During the second quarter of 2004, net sales of the Rubber Group increased by $399,000, or 1.5%, compared to the second quarter of 2003. The increase in net sales was primarily due to increased unit sales of connector seals for automotive wiring systems because of increased sales to existing customers, offset, in part, by reduced unit sales of insulators for automotive ignition wire sets resulting primarily from reduced net sales to one customer, and, to a lesser extent, reduced sales of components for medical devices. This increase was offset, in part, by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales increased during the second quarter of 2004 to 86.3% of net sales from 84.3% of net sales during the second quarter of 2003, primarily because of less than acceptable operating results at our connector seals division, which have affected the Rubber Group's performance for the past year. The factors that affected the connector seals division's operating results included:


      o costs for scrap, sorting, and repair, relating to a particular type of connector seal;

      o freight costs, which resulted from delivery issues related to those quality problems;

      o costs related to the rollout of new business at our operations that mold seals from liquid silicone rubber;

      o losses resulting from the production problems encountered in the manufacture of automotive door grommets utilizing non-silicone materials; and

      o costs incurred due to the general disruption to our operations as we attempted to cope with the problems listed above.

         During the second half of 2003, we initiated a plan to reduce or eliminate these operating issues, which included:

      o  upgrading management and supervisory personnel;

      o installing and utilizing improved process controllers and centralized data collection capabilities on all molding presses;

      o implementing improved manufacturing procedures throughout the operation;

      o  installing automated visual inspection and repair equipment; and

      o improving utilization of the division's enterprise resource planning software system.

During the second quarter of 2004, the plan was expanded to include:

      o  upgrading certain materials;

      o  modifying or replacing certain tooling; and

      o  initiating price increases on selected products.

         Although the operating performance of the connector seals division during the second quarter of 2004 was essentially unchanged when compared to the second quarter of 2003, we believe that the operations improvement plan has begun to benefit our results of operations and will continue to yield improved results during the remainder 2004 as key components of the plan take effect.

         Selling and administrative expenses as a percentage of net sales decreased during the second quarter of 2004, compared to the second quarter of 2003, primarily because of reduced salary expense and because certain of our selling and administrative expenses are fixed, or partially fixed, in nature.

         During the second quarter of 2004, income from operations totaled $2,607,000, a decrease of $413,000, or 13.7%, compared to the second quarter of 2003. EBITDA for the second quarter of 2004 was $4,291,000, or 15.9% of net sales, compared to $4,825,000, or 18.1% of net sales, during the second quarter of 2003.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.

         The Metals Group has incurred significant operating losses and negative EBITDA over the past twelve months. We are currently assessing the economic viability of the business units comprising the Metals Group. If we determine that either of those business units is not economically viable, we may be required to take action to restructure or close the business unit, which action may result in a charge to operations.

         The following table sets forth the operating results of the Metals Group for the three-month periods ended June 30, 2004 and 2003, and the reconciliation of the Metals Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                           THREE MONTHS ENDED JUNE 30
                                              ------------------------------------------------------
                                                       2004                            2003
                                              ------------------------      -------------------------

Net sales                                     $ 4,366           100.0%       $ 4,228           100.0%

Cost of sales                                   5,597           128.2          5,115           121.0
                                              -------           -----        -------           -----

Gross profit (loss)                            (1,231)          (28.2)          (887)          (21.0)

Selling and administrative expenses               358             8.2            372             8.8
                                              -------           -----        -------           -----

Loss from operations                           (1,589)          (36.4)        (1,259)          (29.8)

Add back depreciation and amortization            520            11.9            816            19.3
                                              -------           -----        -------           -----

EBITDA                                        $(1,069)          (24.5)%      $  (443)          (10.5)%
                                              =======           =====        =======           =====

         During the second quarter of 2004, net sales of the Metals Group increased by $138,000, or 3.3%, compared to the second quarter of 2003.

         Cost of sales as a percentage of net sales increased to 128.2% of net sales during the second quarter of 2004 from 121.0% of net sales during the second quarter of 2003, primarily because of higher than anticipated start-up costs on recently awarded machined metal components, quality problems encountered on a particular die cast component, and the adverse effect of relatively high fixed, or partially fixed, operating expenses in a period of low sales volume. During the second quarter of 2004, the Metals Group's cost of sales was reduced, in part, by lower depreciation and amortization expenses. During the second quarter of 2004, the loss from operations at the Metals Group included a loss from operations of $100,000 incurred at the Group's idle facility in Casa Grande, Arizona, in order to maintain, insure, protect, and depreciate the facility.

         Selling and administrative expenses decreased during the second quarter of 2004 compared to the second quarter of 2003, primarily because of a reduction in salaried payroll expense and related employee benefit costs.

         During the second quarter of 2004, the loss from operations was $1,589,000 compared to a loss from operations of $1,259,000 during the second quarter of 2003. EBITDA for the second quarter of 2004 was a negative $1,069,000, or a negative 24.6% of net sales, a decrease of $626,000, compared to the second quarter of 2003.

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

         The following table sets forth the operating results of the Corporate Office for the three-month periods ended June 30, 2004 and 2003, and the reconciliation of the loss from operations to EBITDA (dollar amounts in thousands):

                                                                    THREE MONTHS ENDED
                                                                          JUNE 30
                                                                 ----------------------
                                                                    2004        2003
                                                                   -------     --------

Loss from operations                                              $  (750)        (648)

Add back depreciation and amortization                                 10           10
                                                                   -------     --------

EBITDA                                                            $  (740)    $   (638)
                                                                   =======     ========

         INTEREST EXPENSE

         During the second quarters of 2004 and 2003, interest expense totaled $2,182,000 and $1,760,000, respectively, which included amortization of deferred financing expenses of $276,000 and $130,000, respectively. Interest expense increased primarily because the amount of outstanding debt on which we accrued and paid interest increased to $84,031,000 at June 30, 2004, from $70,503,000 at June 30, 2003, due to the exchange of 12% Senior Subordinated Notes for 12 3/4% Senior Subordinated Notes, which converted $15,029,000 of accrued interest to 12% Senior Subordinated Notes.

         INCOME TAX PROVISION

         At June 30, 2004, and December 31, 2003, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended June 30, 2004 and 2003, consisted of estimated state income taxes.

RESULTS OF OPERATIONS-- FIRST SIX MONTHS OF 2004 VERSUS FIRST SIX MONTHS OF 2003

         The following table sets forth our consolidated operating results for the six-month periods ended June 30, 2004 and 2003, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA (dollar amounts in thousands):

                                                                              SIX MONTHS ENDED JUNE 30
                                                                --------------------------------------------------
                                                                         2004                          2003
                                                                -----------------------     ----------------------

           Net sales                                            $64,416          100.0%      $63,256          100.0%

           Cost of sales                                         57,870           89.8        56,240           88.9
                                                                -------          -----       -------          -----

           Gross profit                                           6,546           10.2         7,016           11.1

           Selling and administrative expenses                    4,272            6.6         4,265            6.7
                                                                -------          -----       -------          -----

           Income from operations                                 2,274            3.5         2,751            4.4

           Add back depreciation and amortization (1)             4,515            7.0         5,402            8.5
                                                                -------          -----       -------          -----

           EBITDA (2)                                           $ 6,789           10.5%      $ 8,153           12.9%
                                                                =======          =====       =======          =====

           Net cash provided by operating activities (3)        $ 1,732            2.7%      $ 4,857            7.7%
                                                                =======          =====       =======          =====

          (1) Does not include amortization of deferred financing expenses, which totaled $528,000 and $273,000 during the first six months of 2004 and 2003, respectively, and which is included in interest expense in the consolidated financial statements.

          (2) EBITDA is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to incur and to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

          (3) The calculation of net cash provided by operating activities is detailed in the consolidated statements of cash flows that are part of our consolidated financial statements in Part I, Item 1.

         Our net sales for the first six months of 2004 were $64,416,000, compared to net sales of $63,256,000 for the first six months of 2003, an increase of $1,160,000, or 1.8%. EBITDA for the first six months of 2003 was $6,789,000, or 10.5% of net sales, compared to $8,153,000, or 12.9% of net sales, for the first six months of 2003. The change in EBITDA was primarily a result of a $1,339,000 reduction in EBITDA at our Metals Group.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the six-month periods ended June 30, 2004 and 2003.

RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.

         The following table sets forth the operating results of the Rubber Group for the six-month periods ended June 30, 2004 and 2003, and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                           SIX MONTHS ENDED JUNE 30
                                             -----------------------------------------------------
                                                        2004                         2003
                                             ------------------------      -----------------------

Net sales                                     $54,847          100.0%      $53,367          100.0%

Cost of sales                                  46,459           84.7        45,241           84.8
                                              -------          -----       -------          -----

Gross profit                                    8,388           15.3         8,126           15.2

Selling and administrative expenses             2,239            4.1         2,287            4.3
                                              -------          -----       -------          -----

Income from operations                          6,149           11.2         5,839           10.9

Add back depreciation and amortization          3,424            6.2         3,680            6.9
                                              -------          -----       -------          -----

EBITDA                                        $ 9,573           17.5%      $ 9,519           17.8%
                                              =======          =====       =======          =====

         During the first six months of 2004, net sales of the Rubber Group increased by $1,480,000, or 2.8%, compared to the second quarter of 2003. The increase in net sales was primarily due to increased unit sales of connector seals for automotive wire systems because of increased sales to existing customers, offset, in part, by reduced unit sales of insulators for automotive ignition wire sets resulting primarily from reduced net sales to one customer. This increase was also offset, in part, by price reductions on certain automotive components.

         Cost of sales as a percentage of net sales decreased during the first six months of 2004 to 84.7% of net sales from 84.8% of net sales during the first six months of 2003. Operating results for the first six months of 2004 were adversely affected by less than acceptable operating results at our connector seals division. The factors that affected the connector seals division's operating results for the first six months of 2004 included:


      o increased costs for scrap, sorting, and repair, relating to a particular type of connector seal;

      o increased freight costs, which resulted from delivery issues related to those quality problems;

      o costs related to the rollout of new business at our operations that mold seals from liquid silicone rubber;

      o losses resulting from the production problems encountered in the manufacture of automotive door grommets utilizing non-silicone materials; and

      o costs incurred due to the general disruption to our operations as we attempted to cope with the problems listed above.

         During the first six months of 2003, we initiated a plan to reduce or eliminate these operating issues, which included:

      o  upgrading management and supervisory personnel;

      o installing and utilizing improved process controllers and centralized data collection capabilities on all molding presses;

      o implementing improved manufacturing procedures throughout the operation;

      o  installing automated visual inspection and repair equipment;

      o improving utilization of the division's enterprise resource planning software system.

During the second quarter of 2004, the plan was expanded to include:

      o  upgrading certain materials;

      o  modifying or replacing certain tooling; and

      o  initiating price increases on selected products.

         Although the income from operations of the connector seals division during the first six months of 2004 was slightly less than the division's income from operations during the first six months of 2003, we believe that the operations improvement plan has begun to benefit our results of operations and will yield improved results during the remainder of 2004 as key components of the plan take effect.

         Selling and administrative expenses as a percentage of net sales decreased during the first six months of 2004, compared to the first six months of 2003, primarily because of reduced salary expense and because certain of our selling and administrative expenses are fixed, or partially fixed, in nature.

         During the first six months of 2004, income from operations totaled $6,149,000, an increase of $310,000, or 5.3%, compared to the first six months of 2003. EBITDA for the first six months of 2004 was $9,573,000, or 17.5% of net sales, compared to $9,519,000, or 17.8% of net sales, for the first six months of 2003.

METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.

         The following table sets forth the operating results of the Metals Group for the six-month periods ended June 30, 2004 and 2003, and the reconciliation of the Metals Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                               SIX MONTHS ENDED JUNE 30
                                              ---------------------------------------------------------
                                                          2004                          2003
                                              -------------------------       -------------------------

Net sales                                     $  9,569           100.0%       $  9,889           100.0%

Cost of sales                                   11,411           119.2          10,999           111.2
                                              --------           -----        --------           -----

Gross profit (loss)                             (1,842)          (19.2)         (1,110)          (11.2)

Selling and administrative expenses                707             7.4             732             7.4
                                              --------           -----        --------           -----

Loss from operations                            (2,549)          (26.6)         (1,842)          (18.6)

Add back depreciation and amortization           1,071            11.2           1,703            17.2
                                              --------           -----        --------           -----

EBITDA                                        $ (1,478)          (15.4)%      $   (139)           (1.4)%
                                              ========           =====        ========           =====

         During the first six months of 2004, net sales of the Metals Group decreased by $320,000, or 3.2%, compared to the first six months of 2003. The decrease resulted primarily from reduced sales of machined metal components, primarily due to the loss of a high-volume machined metal component because the customer converted the part to a stamped metal component, the loss of a certain customer, and the in-sourcing of certain components by one of our customers.

         Cost of sales, as a percentage of net sales increased to 119.2% of net sales during the first six months of 2004 from 111.2% of net sales during the first six months of 2003, primarily because of higher than anticipated start up costs on recently awarded machined metal components, quality problems encountered on a particular die cast component, and the adverse effect of relatively high fixed, or partially fixed, operating expenses in a period of low sales volume. During the first six months 2004, the Metals Group's cost of sales was reduced, in part, by lower depreciation and amortization expenses. During the first six months of 2004, the loss from operations at the Metals Group included a loss from operations of $267,000 incurred at the Group's idle facility in Casa Grande, Arizona, primarily to maintain, insure, protect, and depreciate the facility.

         During the first six months of 2004, the loss from operations was $2,549,000 compared to a loss from operations of $1,842,000 during the first six months of 2003. EBITDA for the first six months of 2004 was a negative $1,478,000, or a negative 15.4% of net sales, a decrease of $1,339,000, compared to the first six months of 2003.

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

         The following table sets forth the operating results of the Corporate Office for the six-month periods ended June 30, 2004 and 2003, and the reconciliation of the loss from operations to EBITDA (dollar amounts in thousands):

                                                  SIX MONTHS ENDED
                                                      JUNE 30
                                              -----------------------
                                                2004            2003
                                              -------         -------

Loss from operations                          $(1,326)        $(1,246)

Add back depreciation and amortization             20              19
                                              -------         -------

EBITDA                                        $(1,306)        $(1,227)
                                              =======         =======

         INTEREST EXPENSE

         During the first six months of 2004 and 2003, interest expense totaled $4,329,000 and $3,540,000, respectively, which included amortization of deferred financing expenses of $528,000 and $273,000, respectively. Interest expense increased primarily because the amount of outstanding debt on which we accrued and paid interest increased to $84,031,000 at June 30, 2004, from $70,503,000 at June 30, 2003, due to the exchange of 12% Senior Subordinated Notes for 12 3/4% Senior Subordinated Notes, which converted $15,029,000 of accrued interest to 12% Senior Subordinated Notes.

         INCOME TAX PROVISION

         At June 30, 2004, and December 31, 2003, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provision recorded during the six-month periods ended June 30, 2004 and 2003, consisted of estimated state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first six months of 2004, our operating activities provided $1,732,000 of cash. Accounts receivable and inventories increased by $2,415,000 and $1,641,000, respectively, primarily due to increased levels of business activity in May and June of 2004 versus November and December of 2003. Accounts payable increased by $1,743,000, primarily due to increased levels of business activity and to a lesser extent, a modest increase in amounts outstanding beyond normal industry terms. At June 30, 2004, and December 31, 2003, accounts payable included outstanding checks of $872,000 and $1,488,000, respectively. Prepaid expenses and other current assets decreased by $639,000, primarily because of a reduction in the amount of unbilled tooling being manufactured or purchased by us for sale to our customers.

         INVESTING ACTIVITIES

         During the first six months of 2004, our investing activities used $3,879,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $2,482,000 and $901,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group during the first six months of 2004 include $198,000 of equipment financed by the vendor of the equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $5,318,000, $1,057,000, and $1,000, respectively, during 2004. At June 30, 2004, we had outstanding commitments to purchase plant and equipment of approximately $1,129,000.

         FINANCING ACTIVITIES

         During the first six months of 2004, our financing activities provided $1,997,000 of cash. During the first six months of 2004, we made scheduled monthly payments on our Equipment Term Loan and our Real Estate Term Loan of $2,075,000. Net borrowings under our revolving line of credit increased by $4,813,000 during the second quarter of 2004, primarily to fund capital expenditures and increases in accounts receivable and inventories.

         LIQUIDITY

         We operate with substantial financial leverage and limited liquidity. Our aggregate indebtedness as of June 30, 2004, totaled $84,031,000. During the remaining six months of 2004, interest and scheduled principal payments are projected to be approximately $3,700,000 and $2,700,000, respectively.

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

         The revolving line of credit and the Equipment Term Loan are secured by first priority liens on substantially all of our assets other than real property. The Real Estate Term Loan is secured by first priority liens on all of our real property and second priority liens on substantially all of our other assets. At June 30, 2004, net availability under the revolving line of credit was being reduced by two separate reserves established by the lender, which totaled $1,850,000. The elimination of $500,000 of these reserves is subject to the attainment of certain specified financial performance goals and the elimination of the balance of the reserve is at the discretion of the lender. We cannot predict at this time whether any of the remaining reserves will be released.

         At June 30, 2004, net availability under our revolving line of credit totaled $1,805,000. At August 13, 2004, net availability under our revolving line of credit totaled $1,009,000.

         At June 30, 2004, and December 31, 2003, the aggregate principal amount of loans outstanding under the revolving line of credit was $16,901,000 and $12,088,000, respectively. These loans are classified as short-term debt because the revolving line of credit requires that our cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without our approval.

         The agreements governing the revolving line of credit, the Equipment Term Loan, and the Real Estate Term Loan contain certain financial covenants that require us to maintain specified financial ratios as of the end of specified periods, including the maintenance of a minimum fixed charge coverage ratio, minimum levels of net worth, and earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and a maximum leverage ratio. We also have covenants that limit our unfinanced capital expenditures to $6,250,000 per annum and limit the amount of additional secured financing we can incur for the purchase of plant and equipment to $2,500,000 per annum. Although we do not believe this provision will limit our planned capital expenditures during 2004, we may be required to obtain new borrowings in order to complete our planned capital expenditures. We currently believe, although we can give you no assurance, that the necessary new borrowings would be available to us under financing arrangements that we may negotiate. We also have other covenants that place restrictions on our business and operations, including covenants relating to the sale of all or substantially all of our assets, the purchase of common stock, the redemption of preferred stock, compliance with specified laws and regulations, and the payment of cash dividends.

         From time to time, our secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. Effective March 31, 2004, our two senior, secured lenders amended the fixed charge coverage ratio and the annual limitation on unfinanced capital expenditures in order for us to avoid projected defaults under these two covenants during 2004. Effective May 31, 2004, one on our secured lenders amended their minimum net worth covenant and effective June 30, 2004, our two secured lenders amended certain of their financial covenants, including, their respective fixed charge coverage ratio, minimum EBITDA, and leverage ratios as applicable in order for us to maintain or otherwise ensure our current or future compliance. In connection with the June 30, 2004, amendments, the rate on our Equipment Term Loan was increased by 1/4 of 1% until we reach a specified fixed charge coverage ratio, and the rate on our Real Estate Term Loan was increased by 1% until we reach a specified fixed charge coverage ratio and a specified minimum excess borrowing availability. As amended effective March 31, May 31, and June 30, 2004, the financial covenants contained within the agreements governing the revolving line of credit, the Equipment Term Loan, and the Real Estate Term Loan are as follows:

     - Fixed Charge Coverage. The fixed charge coverage ratio is calculated by dividing EBITDA less capital expenditures by specified fixed charges and is required to be not less than 0.45 for the nine-month period ended September 30, 2004, 0.55 for the twelve-month period ended December 31, 2004, 0.65 and 0.85 for the twelve-month periods ended March 31, 2005, and June 30, 2005, respectively, 1.0 for the twelve-month period ended September 30, 2005, 1.0 and 1.05 for the twelve month period ended December 31, 2005, and 1.10 to 1.20 for the twelve-month period ending on the last day of each calendar quarter thereafter;

     - Net Worth. Stockholders' equity adjusted to exclude certain non-cash write-offs must not be less than negative $17,200,000 for July 31, 2004, negative $17,500,000 from August 31, 2004 through March 31, 2005, negative $17,300,000 from April 30, 2005, through May 31, 2005, negative $17,000,000 from June 30, 2005 through August 31, 2005, negative $16,500,000 from September 30, 2005, through November 30, 2005, negative $16,000,000 at December 31, 2005, and negative $15,000,000 at all times thereafter;

     - EBITDA. Must be not less than $12,500,000 for the twelve-month period ended September 30, 2004, $13,000,000 for the twelve-month period ended December 31, 2004; $14,000,000 for the twelve-month period ended March 31, 2005, $15,000,000 for the twelve-month period ended June 30, 2005, and $16,000,000 for the twelve-month period ended September 30, 2005, and for each twelve-month period ending on the last day of the month thereafter. In addition, EBITDA cannot be less than $6,600,000 for the seven-month period ended July 31, 2004, cumulating each month until the end of 2004, at which time EBITDA for the trailing twelve-month period must not be less than $13,500,000; and

     - Financial Leverage. The ratio of secured debt plus letters of credit to EBITDA must not exceed 3.50 for each twelve-month period ending on the last day of the month from July 31, 2004 through September 30, 2004,
         3.25 for each twelve-month period ending on the last day of the month from October 31, 2004 through December 31, 2004, 2.75 for each twelve-month period ending on the last day of the month from January 31, 2005 through May 31, 2005, and 2.50 for the twelve-month period ended June 30, 2005, and for each twelve-month period ending on the last day of the month thereafter.

In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

         On December 18, 2003, we repurchased our $7,500,000 senior, unsecured note, and all accrued and unpaid interest thereon, for a purchase price of $5,810,000. The pre-tax gain of $3,252,000 on the repurchase was deferred and recorded in current liabilities as "Deferred gain on repurchase of debt" because the agreement governing the repurchase of the note provided that the claim could be reinstated if certain events occurred prior to April 20, 2004. Because none of these events occurred prior to April 20, 2004, during the second quarter of 2004 we realized a pre-tax gain of $3,252,000.

         We had a net working capital deficit of $7,992,000 at June 30, 2004, compared to a net working capital deficit of $7,760,000 at December 31, 2003. The net working capital deficit exists primarily because we are required, under accounting principles generally accepted in the United States, to classify the loans outstanding under the revolving line of credit, which totaled $16,901,000 and $12,088,000, at June 30, 2004, and December 31, 2003, respectively, as current liabilities.

         Based on our most recent financial projections, we estimate that, in addition to cash flow from operations and borrowings under our revolving line of credit, we will not require any significant new borrowings during 2004 to meet our working capital and debt service requirements and to fund projected capital expenditures. If cash flow from operations or availability under existing and new financing arrangements fall below expectations, we may be forced to delay certain capital expenditures, reduce certain operating expenses, extend certain trade accounts payable beyond terms that we believe are customary in the industries in which we operate, or consider other alternatives designed to improve our liquidity. Some of these actions could have a material adverse effect upon our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.

         At June 30, 2004, we had $39,826,000 of outstanding floating rate debt at interest rates equal to either LIBOR plus 3 1/4%, LIBOR plus 3 3/4%, the prime rate plus 1%, the prime rate plus 1 1/2%, the prime rate plus 4%, or the prime rate. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At June 30, 2004, we had outstanding $44,205,000 of fixed-rate, long-term debt with a weighted-average interest rate of 11.9%, of which $158,000 had matured.

         We currently estimate that our monthly cash interest expense during the remaining six months of 2004 will be approximately $623,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $31,000.

         For further information about our indebtedness, we recommend that you also read Note 4 to our consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

         Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, our Principal Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. We also reviewed our internal controls, and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of the Company was held on May 18, 2004.

        The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:

         (1) A proposal to elect six directors (Messrs. William B. Conner, Warren Delano, Kenneth I. Greenstein, Michael A. Lubin, and Joseph A. Pardo, and Ms. Elizabeth Ruml).

                     Mr. Conner:
                         Votes for Mr. Conner                       4,666,711
                         Votes withheld from Mr. Conner                16,897

                     Mr. Delano:
                         Votes for Mr. Delano                       4,664,986
                         Votes withheld from Mr. Delano                18,622

                     Mr. Greenstein:
                         Votes for Mr. Greenstein                   4,667,315
                         Votes withheld from Mr. Greenstein            16,293

                     Mr. Lubin:
                         Votes for Mr. Lubin                        4,665,304
                         Votes withheld from Mr. Lubin                 18,304

                     Mr. Pardo:
                         Votes for Mr. Pardo                        4,666,829
                         Votes withheld from Mr. Pardo                 16,779

                     Ms. Ruml:
                         Votes for Ms. Ruml                         4,668,333
                         Votes withheld from Ms. Ruml                  15,275

              (2) The ratification of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2004.

                     Votes for Ernst & Young LLP                    4,671,059
                     Votes against Ernst & Young LLP                    3,077
                     Abstentions                                        9,472

         There were no broker non-votes in respect of the foregoing matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            The following exhibits are filed herewith:

            10-1 Amendment Agreement dated as of August 16, 2004, between Lexington Precision Corporation (LPC) and Congress Financial Corporation

            10-2 Amendment Agreement dated as of August 13, 2004, between LPC and Ableco Finance LLC

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

        (b) REPORTS ON FORM 8-K

            On April 16, 2004, we filed a report on Form 8-K that included a press release dated April 14, 2004, announcing financial results for the quarter and year ended December 31, 2003.

            On May 18, 2004, we filed a report on Form 8-K that included a press release dated May 17, 2004, announcing financial results for the quarter ended March 31, 2004.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEXINGTON PRECISION CORPORATION
                                                (Registrant)

August 17, 2004                By:    /s/  Michael A. Lubin
---------------                       -----------------------------------
     Date                             Michael A. Lubin
                                      Chairman of the Board


August 17, 2004                By:    /s/  Warren Delano
---------------                       --------------------------
     Date                             Warren Delano
                                      President


August 17, 2004                By:    /s/  Dennis J. Welhouse
---------------                       --------------------------
     Date                             Dennis J. Welhouse
                                      Senior Vice President and
                                      Chief Financial Officer