Form 10-Q
period 2004-09-30
LEXINGTON PRECISION CORP
filed 2004-11-15
CIK 12570

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         COMMISSION FILE NUMBER 0-3252


                         LEXINGTON PRECISION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                  22-1830121
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

      40 EAST 52ND STREET, NEW YORK, NY                        10022
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

      AS OF NOVEMBER 11, 2004, THERE WERE 4,931,767 SHARES OF COMMON STOCK
                         OF THE REGISTRANT OUTSTANDING.


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

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements................................................1

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........27

Item 4.   Controls and Procedures............................................28

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...................................29

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPTEMBER 30            SEPTEMBER 30
                                                                    --------------------    --------------------
                                                                      2004        2003        2004        2003
                                                                    --------    --------    --------    --------
Net sales                                                           $ 27,485    $ 28,294    $ 91,901    $ 91,550
Cost of sales                                                         25,103      26,278      82,973      82,518
                                                                    --------    --------    --------    --------

        Gross profit                                                   2,382       2,016       8,928       9,032

Selling and administrative expenses                                    1,887       2,010       6,159       6,275
Impairment of long-lived assets                                          928          --         928          --
                                                                    --------    --------    --------    --------

        Income (loss) from operations                                   (433)          6       1,841       2,757

Gain on repurchase of debt                                                --          --       3,252          --
Interest expense                                                       2,271       1,715       6,600       5,255
                                                                    --------    --------    --------    --------

        Loss before income taxes and cumulative effect of
         change in accounting principle                               (2,704)     (1,709)     (1,507)     (2,498)

Income tax provision                                                      15           7          86          61
                                                                    --------    --------    --------    --------

        Loss before cumulative effect of change in
         accounting principle                                         (2,719)     (1,716)     (1,593)     (2,559)

Cumulative effect of change in accounting principle                       --        (247)         --        (247)
                                                                    --------    --------    --------    --------

        Net loss                                                    $ (2,719)   $ (1,963)   $ (1,593)   $ (2,806)
                                                                    ========    ========    ========    ========

Per share data:

        Basic and diluted loss before cumulative
         effect of change in accounting principle                   $  (0.55)   $  (0.36)   $  (0.32)   $  (0.53)
        Cumulative effect of change in accounting principle               --       (0.05)         --       (0.05)
                                                                    --------    --------    --------    --------
               Basic and diluted net loss applicable to
                 common stockholders                                $  (0.55)   $  (0.41)   $  (0.32)   $  (0.58)
                                                                    ========    ========    ========    ========

See notes to unaudited interim consolidated financial statements.

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)



                                                        SEPTEMBER 30, DECEMBER 31,
                                                            2004          2003
                                                        ------------- ------------
                                                         (UNAUDITED)
ASSETS:

Current assets:
   Cash                                                  $    2,998    $      189
   Accounts receivable, net                                  19,392        17,277
   Inventories, net                                           9,789         8,527
   Prepaid expenses and other current assets                  2,196         2,481
   Deferred income taxes                                      1,360         1,360
                                                         ----------    ----------
        Total current assets                                 35,735        29,834

Property, plant, and equipment, net                          39,772        42,632
Goodwill                                                      7,623         7,623
Other assets, net                                             3,715         3,598
                                                         ----------    ----------

           Total assets                                  $   86,845    $   83,687
                                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
   Accounts payable                                      $   10,797    $   10,038
   Accrued expenses                                           6,588         6,473
   Deferred gain on repurchase of debt                           --         3,252
   Short-term debt                                           14,856        12,246
   Current portion of long-term debt                          6,815         5,585
                                                         ----------    ----------
        Total current liabilities                            39,056        37,594
                                                         ----------    ----------

Long-term debt, excluding current portion                    67,064        63,681
                                                         ----------    ----------

Deferred income taxes and other long-term liabilities         1,789         1,904
                                                         ----------    ----------

Stockholders' deficit:
   Common stock, $0.25 par value, 10,000,000 shares
     authorized, 4,931,767 shares issued                      1,233         1,233
   Additional paid-in-capital                                13,169        13,169
   Accumulated deficit                                      (35,466)      (33,894)
                                                         ----------    ----------
        Total stockholders' deficit                         (21,064)      (19,492)
                                                         ----------    ----------

           Total liabilities and stockholders' deficit   $   86,845    $   83,687
                                                         ==========    ==========


See notes to unaudited interim consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                             ----------------------
                                                               2004          2003
                                                             ---------    ---------
                                                            (UNAUDITED)  (UNAUDITED)
OPERATING ACTIVITIES:

  Net loss                                                   $  (1,593)   $  (2,806)
  Cumulative effect of change in accounting principle               --          247
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation                                               6,475        7,499
      Amortization included in operating expense                   407          360
      Amortization included in interest expense                    809          394
      Impairment of long-lived assets                              928           --
      Gain on repurchase of debt                                (3,252)          --
      Changes in operating assets and liabilities that
       provided (used) cash:
         Accounts receivable, net                               (2,115)      (2,253)
         Inventories, net                                       (1,262)        (191)
         Prepaid expenses and other current assets                 365          860
         Accounts payable                                        2,448        1,040
         Accrued expenses, excluding interest expense             (620)         499
         Accrued interest expense                                  735        3,351
         Other long-term liabilities                              (115)          48
      Other                                                         37           57
                                                             ---------    ---------
         Net cash provided by operating activities               3,247        9,105
                                                             ---------    ---------

INVESTING ACTIVITIES:

  Purchases of property, plant, and equipment                   (4,372)      (3,844)
  Net increase in equipment deposits                              (361)         (80)
  Expenditures for tooling owned by customers                     (451)         (90)
  Other                                                            (93)         372
                                                             ---------    ---------
         Net cash used by investing activities                  (5,277)      (3,642)
                                                             ---------    ---------

FINANCING ACTIVITIES:

  Net increase in loans under revolving line of credit           2,610        1,308
  Repayment of term notes and other debt                        (4,296)      (6,534)
  Proceeds from issuance of Increasing Rate Note                 7,000           --
  Deferred financing charges                                      (475)        (862)
                                                             ---------    ---------
         Net cash provided (used) by financing activities        4,839       (6,088)
                                                             ---------    ---------

Net increase (decrease) in cash                                  2,809         (625)
Cash at beginning of period                                        189        1,753
                                                             ---------    ---------

Cash at end of period                                        $   2,998    $   1,128
                                                             =========    =========

See notes to unaudited interim consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the "Company"), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited interim consolidated financial statements do not include all the information and footnotes included in the Company's annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2003.In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the financial position of the Company at September 30, 2004, the Company's results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the Company's cash flows for the nine-month periods ended September 30, 2004 and 2003. To prepare the accompanying unaudited interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

         The results of operations for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

NOTE 2 -- CASH

         On October 1, 2004, the Company utilized $2,892,000 of its cash on hand at September 30, 2004, to repurchase a portion of its 12% Senior Subordinated Notes due August 1, 2009. For more information on the repurchase, see Note 11, "Subsequent Event."

NOTE 3 -- INVENTORIES

         Inventories at September 30, 2004, and December 31, 2003, are set forth below (dollar amounts in thousands):

                                   SEPTEMBER 30,      DECEMBER 31,
                                      2004               2003
                                   -------------      ------------
Finished goods                       $  3,892          $  3,793
Work in process                         3,534             2,018
Raw material                            2,363             2,716
                                     --------          --------
                                     $  9,789          $  8,527
                                     ========          ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 4 -- PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at September 30, 2004, and December 31, 2003, are set forth below (dollar amounts in thousands):

                                               SEPTEMBER 30,    DECEMBER 31,
                                                  2004              2003
                                               -------------    ------------
Land                                            $  2,287          $  2,350
Buildings                                         22,349            22,863
Equipment                                        117,975           116,557
                                                --------          --------
                                                 142,611           141,770
  Accumulated depreciation                       102,839            99,138
                                                --------          --------
Property, plant, and equipment, net             $ 39,772          $ 42,632
                                                ========          ========

NOTE 5 -- DEBT

         Debt at September 30, 2004, and December 31, 2003, is set forth below (dollar amounts in thousands):

                                                            JUNE 30,    DECEMBER 31,
                                                              2004           2003
                                                           ----------   ------------
Short-term debt:
  Revolving line of credit                                 $   14,698    $   12,088
  12 3/4% Senior Subordinated Notes                               158           158
                                                           ----------    ----------
     Subtotal                                                  14,856        12,246
  Current portion of long-term debt                             6,815         5,585
                                                           ----------    ----------

     Total short-term debt                                     21,671        17,831
                                                           ----------    ----------

Long-term debt:
  Equipment Term Loan                                          11,100        13,500
  Real Estate Term Loan                                        10,638        11,500
  12% Senior Subordinated Notes                                42,441        42,441
  13% Junior Subordinated Notes                                   347           347
  Increasing Rate Note                                          7,000            --
  Unsecured, amortizing term notes                              1,431           104
  Capital lease obligations                                       210           573
  Series B Preferred Stock                                        616           594
  Other                                                            96           207
                                                           ----------    ----------
     Subtotal                                                  73,879        69,266
  Less current portion                                         (6,815)       (5,585)
                                                           ----------    ----------
     Total long-term debt                                      67,064        63,681
                                                           ----------    ----------

        Total debt                                         $   88,735    $   81,512
                                                           ==========    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         REVOLVING LINE OF CREDIT

         At September 30, 2004, the aggregate principal amount of loans outstanding under the revolving line of credit was $14,698,000 and net unused availability totaled $3,040,000. The revolving line of credit expires on June 30, 2006. Loans under the revolving line of credit bear interest at either the prime rate plus 1% or the London Interbank Offered Rate ("LIBOR") plus 3 1/4%, at the Company's option. The loans outstanding under the revolving line of credit are classified as short-term debt because the revolving line of credit provides that the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the Company's approval. Loans under the revolving line of credit are limited to 88% of eligible accounts receivable plus 65% of eligible inventories. All loans under the revolving line of credit are secured by first priority liens on substantially all of the Company's assets other than real property.

         At September 30, 2004, net availability under the revolving line of credit was reduced by two separate reserves established by the lender, which totaled $1,850,000. The release of $500,000 of such reserves is subject to the attainment of certain specified financial performance goals and the release of the balance of such reserves is at the discretion of the lender. The Company cannot predict at this time whether any of the remaining reserves will be released.

         12 3/4% SENIOR SUBORDINATED NOTES

         The 12 3/4% Senior Subordinated Notes matured on February 1, 2000, and are unsecured obligations of the Company that are subordinated to all of the Company's existing and future senior debt. In December 2003, 99.3% of the 12 3/4% Senior Subordinated Notes outstanding were exchanged for units consisting of 12% Senior Subordinated Notes and warrants to purchase common stock. The remaining $158,000 of 12 3/4% Senior Subordinated Notes that did not participate in the exchange were outstanding at December 31, 2004.

         12% SENIOR SUBORDINATED NOTES

         The 12% Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future senior debt. Interest on the 12% Senior Subordinated Notes is payable quarterly on February 1, May 1, August 1, and November 1. On October 1, 2004, the Company purchased a total of $8,264,000 of its 12% Senior Subordinated Notes plus interest accrued thereon for $2,892,000. See Note 11, "Subsequent Event."

         INCREASING RATE NOTE

         On September 3, 2004, the Company entered into a loan agreement with a lender to provide unsecured loans to the Company in an aggregate principal amount of up to $7,000,000. On September 7, 2004, the Company borrowed $7,000,000 under the loan agreement.

         The Increasing Rate Note is an unsecured obligation of the Company that is senior in right of payment to the 12% Senior Subordinated Notes, the 12 3/4% Senior Subordinated Notes, and the 13% Junior Subordinated Notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         The Increasing Rate Note matures on June 30, 2007. Interest is due monthly and is currently being paid at the rate 13.8% per annum (the "Cash Rate"). In lieu of paying the Cash Rate, the Company has the option to pay interest at the rate of 12% in cash and an additional 3.6% in additional Increasing Rate Notes (the "PIK Rate"). The cash rate will increase by up to 0.6 percentage points on each of September 1, 2005 and 2006, and the PIK Rate will increase by up to 1.2 percentage points on each of September 1, 2005 and 2006. The exact amount of each increase will depend upon the principal amount of the Increasing Rate Note then outstanding.

         SERIES B PREFERRED STOCK

         At September 30, 2004, there were outstanding 3,300 shares of the Company's $8 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), with a net carrying value of $616,000. Each share of Series B Preferred Stock has a par value of $100 and a redemption value of $200. Redemptions of 450 shares are scheduled on November 30 of each year. The Company failed to make the scheduled redemptions on November 30, 2000, 2001, 2002, and 2003, in the aggregate amount of $360,000.

         On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"), which established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer that have characteristics of both liabilities and equity. As a result of the adoption of FAS 150, the Company classifies the Series B Preferred Stock as debt in the consolidated financial statements and records accretions in the fair value of the Series B Preferred Stock and payments of quarterly dividends as interest expense.

         RESTRICTIVE COVENANTS

         The agreements governing the revolving line of credit, the Equipment Term Loan, and the Real Estate Term Loan contain certain financial covenants that require the Company to maintain a minimum fixed charge coverage ratio, a minimum level of net worth, a minimum level of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), a maximum level of debt to EBITDA, and a maximum amount of unfinanced capital expenditures. The Company also has other covenants that place restrictions on its business and operations, including covenants relating to the sale of all or substantially all of its assets, the purchase of common stock, the payment of cash dividends, the redemption of preferred stock, the financing of capital expenditures, and compliance with specified laws and regulations.

         From time to time, the Company's secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in the Company's various financing agreements in order to maintain or otherwise ensure the Company's current or future compliance. Effective March 31, 2004, the Company's two secured lenders amended their fixed charge coverage ratio and their annual limitation on unfinanced capital expenditures. Effective May 31, 2004, one of the Company's secured lenders waived compliance with its minimum net worth covenant. Effective June 30, 2004, the Company's two secured lenders amended certain of their financial covenants, including the minimum net worth, minimum fixed charge coverage, minimum EBITDA, and maximum debt to EBITDA covenants. In the event that the Company is not in compliance with any of its covenants in the future, and its lenders do not

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

NOTE 6 -- INCOME TAXES

         At September 30, 2004, and December 31, 2003, the Company's net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and nine-month periods ended September 30, 2004 and 2003, consisted of estimated state income taxes payable.

NOTE 7 -- NET LOSS PER COMMON SHARE

         For the three-month and nine-month periods ended September 30, 2004, the assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company's common stock, which were issued on December 18, 2003, were not dilutive. As a result, the weighted average number of common shares outstanding used in the calculation of net loss per common share as set forth in the unaudited interim consolidated financial statements do not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants.






                      (This space intentionally left blank)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 -- SEGMENTS

         Information relating to the Company's operating segments and its Corporate Office for the three-month and nine-month periods ended September 30, 2004 and 2003, is summarized below (dollar amounts in thousands):

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30                SEPTEMBER 30
                                               ------------------------    ------------------------
                                                  2004          2003          2004          2003
                                               ----------    ----------    ----------    ----------

NET SALES:
    Rubber Group                               $   23,499    $   24,665    $   78,346    $   78,032
    Metals Group                                    3,986         3,629        13,555        13,518
                                               ----------    ----------    ----------    ----------
       Total net sales                         $   27,485    $   28,294    $   91,901    $   91,550
                                               ==========    ==========    ==========    ==========
INCOME (LOSS) FROM OPERATIONS:
    Rubber Group                               $    2,253    $    1,602    $    8,402    $    7,441
    Metals Group                                   (2,044)         (976)       (4,593)       (2,818)
                                               ----------    ----------    ----------    ----------
       Subtotal                                       209           626         3,809         4,623
    Corporate Office                                 (642)         (620)       (1,968)       (1,866)
                                               ----------    ----------    ----------    ----------
        Total income (loss) from operations    $     (433)   $        6    $    1,841    $    2,757
                                               ==========    ==========    ==========    ==========
ASSETS AT SEPTEMBER 30, 2004 AND 2003:
    Rubber Group                               $   64,476    $   64,352    $   64,476    $   64,352
    Metals Group                                   16,031        21,297        16,031        21,297
                                               ----------    ----------    ----------    ----------
         Subtotal                                  80,507        85,649        80,507        85,649
    Corporate Office                                6,338         4,399         6,338         4,399
                                               ----------    ----------    ----------    ----------
         Total assets                          $   86,845    $   90,048    $   86,845    $   90,048
                                               ==========    ==========    ==========    ==========
DEPRECIATION AND AMORTIZATION (1):
    Rubber Group                               $    1,739    $    1,732    $    5,163    $    5,412
    Metals Group                                      617           715         1,688         2,418
                                               ----------    ----------    ----------    ----------
         Subtotal                                   2,356         2,447         6,851         7,830
    Corporate Office                                   11            10            31            29
                                               ----------    ----------    ----------    ----------
         Total depreciation and amortization   $    2,367    $    2,457    $    6,882    $    7,859
                                               ==========    ==========    ==========    ==========
CAPITAL EXPENDITURES (2):
    Rubber Group                               $    1,039    $    1,651    $    3,521    $    3,870
    Metals Group                                      141            64         1,042           683
                                               ----------    ----------    ----------    ----------
         Subtotal                                   1,180         1,715         4,563         4,553
    Corporate Office                                    7             9             7            11
                                               ----------    ----------    ----------    ----------
         Total capital expenditures            $    1,187    $    1,724    $    4,570    $    4,564
                                               ==========    ==========    ==========    ==========


  (1) Does not include amortization of deferred financing expenses, which totaled $281,000 and $121,000 during the three-month periods ended September 30, 2004 and 2003, respectively, and $809,000 and $394,000 during the nine-month periods ended September 30, 2004 and 2003, respectively, which is included in interest expense in the unaudited interim consolidated financial statements.

  (2) Capital expenditures for the nine-month period ended September 30, 2004, include $198,000 of equipment purchased under a vendor financing agreement. Capital expenditures for the three-month and nine-month

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       periods ended September 30, 2003, include equipment financed with capital leases, which totaled $614,000 and $720,000, respectively.

NOTE 9 -- DEFERRED GAIN ON REPURCHASE OF DEBT

         On December 18, 2003, the Company repurchased its 10 1/2% Senior, Unsecured Note, in the principal amount of $7,500,000 and all accrued and unpaid interest thereon, for $5,810,000. The pre-tax gain of $3,252,000 on the repurchase of the 10 1/2% Senior, Unsecured Note was deferred and recorded in current liabilities as "deferred gain on repurchase of debt" because the agreement governing the repurchase of the note provided that the claim could be reinstated if certain events occurred prior to April 20, 2004. Because none of these events occurred prior to April 20, 2004, the Company realized the pre-tax gain of $3,252,000 during the three-month period ended June 30, 2004.

NOTE 10 -- PLANT CLOSURE AND RELATED ASSET IMPAIRMENT CHARGE

         During the third quarter of 2004, the Company committed to a plan to discontinue the operations of the die casting division, which is one of two operating units that comprise the Company's Metals Group segment. The Company decided to discontinue the operations of the die casting division because of the weak financial performance of the division over the past several years, continued customer pricing pressures, intense offshore competition, and resulting reduced expectations for the division's future financial performance. The Company plans to close the operations of the die casting division during the first half of 2005, after fulfilling certain agreed-upon customer purchase orders. Because the assets will continue in service until those purchase orders are fulfilled, the assets of the die casting division are classified as "held and used" pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"); however, the carrying value of the assets of the die casting division has been adjusted to management's estimate of the fair value of such assets, which approximates the projected proceeds to be realized on the disposition of the assets, net of estimated selling costs. As a result, the Company recognized a pretax impairment charge of $928,000 during the third quarter of 2004. The results of operations, assets, liabilities, and cash flows of the division will be classified as a discontinued operation in the quarter during which die casting division meets the "held for sale" criteria set forth in FAS 144.

         The following table summarizes certain operating data of the die casting division for the three-month and nine-month periods ended September 30, 2004 and 2003 (dollar amounts in thousands):

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30              SEPTEMBER 30
                                                      ----------------------    ----------------------
                                                        2004          2003        2004          2003
                                                      ---------    ---------    ---------    ---------
Net sales                                             $   1,605    $   1,743    $   5,940    $   6,125
                                                      =========    =========    =========    =========
Loss from operations before asset impairment charge   $    (537)   $    (437)   $  (1,533)   $  (1,339)
Impairment of long-lived assets                             928           --          928           --
                                                      ---------    ---------    ---------    ---------
        Loss from operations                          $  (1,465)   $    (437)   $  (2,461)   $  (1,339)
                                                      =========    =========    =========    =========
Depreciation and amortization included in loss from
  operations                                          $     242    $     296    $     567    $   1,026
                                                      =========    =========    =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table sets forth the assets and liabilities of the die casting division at September 30, 2004, and December 31, 2003 (dollar amounts in thousands):



                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2004             2003
                                                              -------------    ------------
ASSETS:
Current assets:
  Cash                                                         $       4         $      11
  Accounts receivable, net                                         1,248             1,394
  Inventories, net                                                 1,044               894
  Prepaid expenses and other current assets                          318               388
                                                               ---------         ---------
    Total current assets                                           2,614             2,687

Property, plant, and equipment, net                                3,481             4,438
Other assets, net                                                     62               267
                                                               ---------         ---------
      Total assets                                             $   6,157         $   7,392
                                                               =========         =========

LIABILITIES (1):

Current liabilities:
  Accounts payable                                             $     573         $     516
  Accrued expenses                                                   178               166
                                                               ---------         ---------
    Total current liabilities                                        751               682
Long-term liabilities                                                 --                93
                                                               ---------         ---------
      Total liabilities                                        $     751         $     775
                                                               =========         =========

       (1) Liabilities do not reflect debt for money borrowed by the Company that is secured by assets of the division.

NOTE 11 -- SUBSEQUENT EVENT - REPURCHASE OF 12% SENIOR SUBORDINATED NOTES

         On October 1, 2004, the Company repurchased $8,264,000 of its 12% Senior Subordinated Notes plus interest accrued thereon for $2,892,000. After the write-off of deferred financing expenses of $192,000, the Company realized a net pre-tax gain on the repurchase of $5,345,000, which will be recorded during the fourth quarter of 2004.

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

RESULTS OF OPERATIONS -- THIRD QUARTER OF 2004 VERSUS THIRD QUARTER OF 2003

         The following table sets forth the consolidated results of our operations for the three-month periods ended September 30, 2004 and 2003, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization, which is commonly referred to as EBITDA (dollar amounts in thousands):


                                                        THREE MONTHS ENDED SEPTEMBER 30
                                            ----------------------------------------------------
                                                      2004                        2003
                                            ------------------------     -----------------------
Net sales                                   $   27,485         100.0%    $   28,294        100.0%

Cost of sales                                   25,103          91.3         26,278         92.9
                                            ----------    ----------     ----------   ----------

Gross profit                                     2,382           8.7          2,016          7.1

Selling and administrative expenses              1,887           6.9          2,010          7.1

Impairment of long-lived assets(1)                 928           3.4             --           --
                                            ----------    ----------     ----------   ----------

Income (loss) from operations                     (433)         (1.6)             6          0.0

Add back depreciation and amortization(2)        2,367           8.6          2,457          8.7
                                            ----------    ----------     ----------   ----------

EBITDA(3)(4)                                $    1,934           7.0%    $    2,463          8.7%
                                            ==========    ==========     ==========   ==========

Net cash provided by operating activities   $    1,515           5.5%    $    4,248         15.0%
                                            ==========    ==========     ==========   ==========


         (1) During the third quarter of 2004, we committed to a plan to discontinue the operations of our die casting division, which is one of two operating units that comprise our Metals Group segment. As a result, we recognized a pretax, non-cash impairment charge of $928,000 during the third quarter of 2004.

         (2) Does not include amortization of deferred financing expenses, which totaled $281,000 and $121,000 during the three-month periods ended September 30, 2004 and 2003, respectively, and which is included in interest expense in the consolidated financial statements.

         (3) EBITDA is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to incur and to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

         (4) EBITDA for the three-month period ended September 30, 2004, included a non-cash impairment charge of $928,000; before giving effect to this charge, EBITDA was $2,862,000.

         Our net sales for the third quarter of 2004 were $27,485,000, compared to net sales of $28,294,000 for the third quarter of 2003, a decrease of $809,000, or 2.9%. The decrease in net sales was principally a result of decreased net sales of rubber components, offset, in part, by increased sales of metal components. EBITDA for the third quarter of 2004 was $1,934,000, or 7.0% of net sales, compared to EBITDA of $2,463,000, or 8.7% of net sales, for the third quarter of 2003. The change in EBITDA was primarily a result of a $1,166,000 reduction in EBITDA at our Metals Group offset, in part, by a $658,000 increase in EBITDA at our Rubber Group. EBITDA for the three-month period ended September 30, 2004, included a non-cash impairment charge of $928,000; before giving effect to this charge, EBITDA was $2,862,000.

         Net cash provided by operating activities during the third quarter of 2004 totaled $1,515,000, compared to $4,248,000 for the third quarter of 2003.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended September 30, 2004 and 2003.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.

         Delphi Corporation is the Rubber Group's largest customer. During 2003, 2002, and 2001, the Rubber Group's net sales to Delphi totaled $24,150,000, $24,837,000, and $23,660,000, respectively, which represented 23.4%, 25.1%, and
25.8%, respectively, of the Rubber Group's net sales. Net sales to Delphi of connector seals for automotive wire harnesses totaled $20,227,000, $21,147,000, and $22,295,000, during 2003, 2002, and 2001, respectively. Substantially all of the connector seals we sell to Delphi are sold pursuant to a supply agreement that expires on December 31, 2004. Delphi has told us that they plan to in-source, during 2005, 36 connector seals currently manufactured by us under the supply agreement. For the first nine months of 2004, sales of the parts scheduled to be in-sourced by Delphi during 2005 totaled $6,497,000. We estimate that, if those parts had been in-sourced on January 1, 2004, our income from operations for the first nine months of 2004 would have been reduced by approximately $1,300,000. We currently believe that, prior to the expiration of our current agreement, we will enter into a new supply agreement with Delphi with respect to the remaining connector seals we currently supply, and that the new supply agreement will provide for higher prices on those parts, partially offsetting the impact of the lost volume. We are developing plans to restructure the operations of our connector seals business to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of our connector seals business will probably include, among other things, the closing of one of our existing manufacturing facilities, which could result in significant cash and non-cash expenses.

         The following table sets forth the operating results of the Rubber Group for the three-month periods ended September 30, 2004 and 2003, and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):


                                                    THREE MONTHS ENDED SEPTEMBER 30
                                             ----------------------------------------------
                                                     2004                     2003
                                             ---------------------    ---------------------
Net sales                                    $  23,499       100.0%   $  24,665       100.0%

Cost of sales                                   20,264        86.2       21,951        89.0
                                             ---------   ---------    ---------   ---------

Gross profit                                     3,235        13.8        2,714        11.0

Selling and administrative expenses                982         4.2        1,112         4.5
                                             ---------   ---------    ---------   ---------

Income from operations                           2,253         9.6        1,602         6.5

Add back depreciation and amortization           1,739         7.4        1,732         7.0
                                             ---------   ---------    ---------   ---------

EBITDA                                       $   3,992        17.0%   $   3,334        13.5%
                                             =========   =========    =========   =========

         During the third quarter of 2004, net sales of the Rubber Group decreased by $1,166,000, or 4.7%, compared to the third quarter of 2003. The decrease in net sales was primarily due to (1) decreased unit sales of insulators for automotive ignition wire sets due to reduced demand from both aftermarket customers and original equipment customers, (2) reduced sales of medical components, and (3) price reductions on certain automotive components, partially offset by increased net sales of connector seals for automotive wiring systems.

         Cost of sales as a percentage of net sales decreased during the third quarter of 2004 to 86.2% of net sales from 89.0% of net sales during the third quarter of 2003, resulting primarily from reduced workers' compensation and medical costs and from improvements in operations at our connector seals division.

         Operating results for the third quarter of 2004 and 2003 were adversely affected by less than acceptable operating results at our connector seals division, which have affected the Rubber Group's performance for the past fifteen months. The main factors that affected the connector seals division's operating results for the three-month period ended September 30, 2004, included:

    o losses resulting from production problems encountered in the manufacture of seals from liquid silicone rubber; and

    o losses resulting from production problems encountered in the manufacture of automotive door grommets.

         During the second half of 2003, we initiated a plan to reduce or eliminate operating issues at the connector seals division, which included:

    o    upgrading management and supervisory personnel;

    o installing and utilizing improved process controllers and centralized data collection capabilities on all molding presses;

    o implementing improved manufacturing procedures throughout the operation;

    o    installing automated visual inspection equipment; and

    o improving utilization of the division's enterprise resource planning software system.

         During the second and third quarters of 2004, the plan was expanded to include:

    o    upgrading certain material compounds;

    o    modifying or replacing certain tooling; and

    o    initiating price increases on selected products.

         During the third quarter of 2004, the connector seals division's operating profit, expressed as a percentage of net sales, improved to 2.8% from negative 4.1% during the third quarter of 2003. We believe that the operations improvement plan has begun to benefit our results of operations and will continue to yield improved results as key components of the plan take effect.

         Selling and administrative expenses as a percentage of net sales decreased during the third quarter of 2004, compared to the third quarter of 2003, primarily because of reduced salary expense.

         During the third quarter of 2004, income from operations totaled $2,253,000, an increase of $651,000, or 40.6%, compared to the third quarter of 2003. EBITDA for the third quarter of 2004 was $3,992,000, or 17.0% of net sales, compared to $3,334,000, or 13.5% of net sales, during the third quarter of 2003.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.

         The Metals Group has incurred significant operating losses and negative EBITDA over the past eighteen months. During that time, we have been assessing the economic viability of the business units comprising the Metals Group. During the third quarter of 2004, we committed to a plan to discontinue the operations of the die casting division, which is one of two operating units that comprise our Metals Group segment. We decided to discontinue the operations of the die casting division because of the weak financial performance of the division over the past several years, continued customer pricing pressures, intense offshore competition, and resulting reduced expectations for the division's future financial performance. We plan to close the operations of the die casting division during the first half of 2005, subsequent to the fulfillment of certain agreed-upon customer purchase orders. Because the assets will continue in service until those purchase orders are fulfilled, the assets of the die casting division are classified as "held and used" pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"); however, the carrying value of the assets of the die casting division has been adjusted to our estimate of the fair value of such assets, which approximates the projected proceeds to be realized on the disposition of the assets, net of estimated selling costs. As a result, we recognized a pretax impairment charge of $928,000 during the third quarter of 2004. The results of operations, assets, liabilities, and cash flows of the division will be classified as a discontinued operation in the quarter during which the division meets the "held for sale" criteria set forth in FAS 144.

         The following table summarizes certain operating data of the die casting division for the three-month periods ended September 30, 2004 and 2003 (dollar amounts in thousands):

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                      ------------------------------
                                                                          2004              2003
                                                                      ------------      ------------
     Net sales                                                        $      1,605      $      1,743
                                                                      ============      ============

     Loss from operations before asset impairment charge              $       (537)     $       (437)

     Impairment of long-lived assets                                           928                --
                                                                      ------------      ------------

          Loss from operations                                        $     (1,465)     $       (437)
     Depreciation and amortization included in loss from
       operations                                                     $        242      $        296
                                                                      ============      ============

         The assets and liabilities of the die casting division are set forth in
Note 10 of our unaudited interim consolidated financial statements in Part I,
Item 1.

         The following table sets forth the operating results of the Metals Group for the three-month periods ended September 30, 2004 and 2003, and the reconciliation of the Metals Group's loss from operations to its EBITDA (dollar amounts in thousands):

                                                                    THREE MONTHS ENDED SEPTEMBER 30
                                                      -----------------------------------------------------------
                                                                 2004                             2003
                                                      --------------------------       --------------------------

     Net sales                                        $    3,986           100.0%      $    3,629           100.0%

     Cost of sales                                         4,839           121.4            4,327           119.2
                                                      ----------      ----------       ----------      ----------

     Gross profit (loss)                                    (853)          (21.4)            (698)          (19.2)

     Selling and administrative expenses                     263             6.6              278             7.7

     Impairment of long-lived assets                         928            23.3               --              --
                                                      ----------      ----------       ----------      ----------

     Loss from operations                                 (2,044)          (51.3)            (976)          (26.9)

     Add back depreciation and amortization                  617            15.5              715            19.7
                                                      ----------      ----------       ----------      ----------

     EBITDA                                           $   (1,427)          (35.8)%     $     (261)           (7.2)%
                                                      ==========      ==========       ==========      ==========

         During the third quarter of 2004, net sales of the Metals Group increased by $357,000, or 9.8%, compared to the third quarter of 2003, primarily because of increased sales of machined metal parts.

         Cost of sales as a percentage of net sales increased to 121.4% of net sales during the third quarter of 2004 from 119.2% of net sales during the third quarter of 2003, primarily because of increased metal prices that had not yet been passed on to customers and higher than anticipated start-up costs on recently awarded machined metal components, offset, in part, by lower depreciation and amortization expenses.

         During the third quarter of 2004, the loss from operations was $2,044,000 compared to a loss from operations of $976,000 during the third quarter of 2003. EBITDA for the third quarter of 2004 was negative $1,427,000, or negative 35.8% of net sales, a decrease of $1,166,000, compared to the third quarter of 2003. EBITDA for the three-month period ended September 30, 2004, included a non-cash impairment charge of $928,000; before giving effect to this charge, EBITDA was negative $499,000.

         CORPORATE OFFICE

         Corporate Office expenses, which are not included in the operating results of the Rubber Group or the Metals Group, represent administrative expenses incurred primarily at our New York and Cleveland offices. Corporate Office expenses are consolidated with the selling and administrative expenses of the Rubber Group and the Metals Group in our unaudited interim consolidated financial statements.

         The following table sets forth the operating results of the Corporate Office for the three-month periods ended September 30, 2004 and 2003, and the reconciliation of the loss from operations to EBITDA (dollar amounts in thousands):

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                                      ------------------------------
                                                          2004              2003
                                                      ------------      ------------

     Loss from operations                             $       (642)     $       (620)

     Add back depreciation and amortization                     11                10
                                                      ------------      ------------

     EBITDA                                           $       (631)     $       (610)
                                                      ============      ============

         INTEREST EXPENSE

         During the three-month periods ended September 30, 2004 and 2003, interest expense totaled $2,271,000 and $1,715,000, respectively, which included amortization of deferred financing expenses of $281,000 and $121,000, respectively. Interest expense increased primarily because the amount of outstanding debt on which we accrued and paid interest increased to $88,735,000 at September 30, 2004, from $68,329,000 at September 30, 2003, principally due to the exchange of our 12% Senior Subordinated Notes for our 12 3/4% Senior Subordinated Notes, which converted $15,029,000 of accrued interest into 12% Senior Subordinated Notes.

         INCOME TAX PROVISION

         At September 30, 2004, and December 31, 2003, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended September 30, 2004 and 2003, consisted of estimated state income taxes.

RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 2004 VERSUS FIRST NINE MONTHS OF 2003

         The following table sets forth our consolidated operating results for the nine-month periods ended September 30, 2004 and 2003, and the reconciliation of income from operations to EBITDA (dollar amounts in thousands):

                                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                            --------------------------------------------------------
                                                                       2004                           2003
                                                            -------------------------      -------------------------

     Net sales                                              $   91,901          100.0%     $   91,550          100.0%

     Cost of sales                                              82,973           90.3          82,518           90.1
                                                            ----------     ----------      ----------     ----------

     Gross profit                                                8,928            9.7           9,032            9.9

     Selling and administrative expenses                         6,159            6.7           6,275            6.9

     Impairment of long-lived assets (1)                           928            1.0              --             --
                                                            ----------     ----------      ----------     ----------

     Income from operations                                      1,841            2.0           2,757            3.0

     Add back depreciation and amortization (2)                  6,882            7.5           7,859            8.6
                                                            ----------     ----------      ----------     ----------

     EBITDA (3) (4)                                         $    8,723            9.5%     $   10,616           11.6%
                                                            ==========     ==========      ==========     ==========

     Net cash provided by operating activities (5)          $    3,247            3.5%     $    9,105            9.9%
                                                            ==========     ==========      ==========     ==========

         (1) During the third quarter of 2004, we committed to a plan to discontinue the operations of our die casting division, which is one of two operating units that comprise our Metals Group segment. As a result, we recognized a pretax, non-cash impairment charge of $928,000 during the third quarter of 2004.

         (2) Does not include amortization of deferred financing expenses, which totaled $809,000 and $394,000 during the first nine months of 2004 and 2003, respectively, and which is included in interest expense in the unaudited interim consolidated financial statements.

         (3) EBITDA is not a measure of performance under accounting principles generally accepted in the United States and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to incur and to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

         (4) EBITDA for the nine-month period ended September 30, 2004, included a non-cash impairment charge of $928,000; before giving effect to this charge, EBITDA was $9,651,000.

         (5) The calculation of net cash provided by operating activities is detailed in the consolidated statements of cash flows in
                  Part I, Item 1.

         Our net sales for the first nine months of 2004 were $91,901,000, compared to net sales of $91,550,000 for the first nine months of 2003, an increase of $351,000, or 0.4%. EBITDA for the first nine months of 2004 was $8,723,000, or 9.5% of net sales, compared to $10,616,000, or 11.6% of net sales, for the first nine months of 2003. The change in EBITDA was primarily a result of a $2,505,000 reduction in EBITDA at our Metals Group, offset, in part, by an increase in EBITDA of $712,000 at our Rubber Group.

         The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the nine-month periods ended September 30, 2004 and 2003.

         RUBBER GROUP

         The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.

         Delphi Corporation is the Rubber Group's largest customer. During 2003, 2002, and 2001, the Rubber Group's net sales to Delphi totaled $24,150,000, $24,837,000, and $23,660,000, respectively, which represented 23.4%, 25.1%, and
25.8%, respectively, of the Rubber Group's net sales. Net sales to Delphi of connector seals for automotive wire harnesses totaled $20,227,000, $21,147,000, and $22,295,000, during 2003, 2002, and 2001, respectively. Substantially all of the connector seals we sell to Delphi are sold pursuant to a supply agreement that expires on December 31, 2004. Delphi has told us that they plan to in-source, during 2005, 36 connector seals currently manufactured by us under the supply agreement. For the first nine months of 2004, sales of the parts scheduled to be in-sourced by Delphi during 2005 totaled $6,497,000. We estimate that, if those parts had been in-sourced on January 1, 2004, our income from operations for the first nine months of 2004 would have been reduced by approximately $1,300,000. We currently believe that, prior to the expiration of our current agreement, we will enter into a new supply agreement with Delphi with respect to the remaining connector seals we currently supply, and that the new supply agreement will provide for higher prices on those parts, partially offsetting the impact of the lost volume. We are developing plans to restructure the operations of our connector seals business to reduce expenses and further mitigate the impact of reduced volume. The restructuring of our connector seals business will probably include, among other things, the closing of one of our existing manufacturing facilities, which could result in significant cash and non-cash expenses.

         The following table sets forth the operating results of the Rubber Group for the nine-month periods ended September 30, 2004 and 2003, and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                      NINE MONTHS ENDED SEPTEMBER 30
                                        --------------------------------------------------------
                                                   2004                           2003
                                        -------------------------      -------------------------

     Net sales                          $   78,346          100.0%     $   78,032          100.0%

     Cost of sales                          66,723           85.2          67,192           86.1
                                        ----------     ----------      ----------     ----------

     Gross profit                           11,623           14.8          10,840           13.9

     Selling and administrative
     expenses                                3,221            4.1           3,399            4.4
                                        ----------     ----------      ----------     ----------

     Income from operations                  8,402           10.7           7,441            9.5

     Add back depreciation and
     amortization                            5,163            6.6           5,412            7.0
                                        ----------     ----------      ----------     ----------

     EBITDA                             $   13,565           17.3%     $   12,853           16.5%
                                        ==========     ==========      ==========     ==========

         During the first nine months of 2004, net sales of the Rubber Group increased by $314,000 or 0.4%, compared to the third quarter of 2003. The increase in net sales was primarily due to increased unit sales of connector seals for automotive wiring systems, offset, in part, by reduced unit sales of insulators for automotive ignition wire sets, reduced sales of medical components, and price reductions on certain automotive components.

         Cost of sales as a percentage of net sales decreased during the first nine months of 2004 to 85.2% of net sales from 86.1% of net sales during the first nine months of 2003, resulting primarily from reduced workers' compensation and medical expenses, offset, in part, by increased freight costs.

         Operating results for the first nine months of 2004 and 2003 were adversely affected by less than acceptable operating results at our connector seals division. The main factors that affected the connector seals division's operating results for the nine-month period ended September 30, 2004, included:

     o Cost for scrap, sorting, and repair, relating to a particular type of connector seal;

     o freight costs, which resulted from delivery issues related to those quality problems;

     o losses resulting from production problems encountered in the manufacture of seals from liquid silicone rubber;

     o losses resulting from the production problems encountered in the manufacture of automotive door grommets; and

     o costs incurred due to the general disruption to our operations as we attempted to cope with the problems listed above.

         During the second half of 2003, we initiated a plan to reduce or eliminate operating issues at the connector seals division, which included:

     o   upgrading management and supervisory personnel;

     o installing and utilizing improved process controllers and centralized data collection capabilities on all molding presses;

     o implementing improved manufacturing procedures throughout the operation;

     o   installing automated visual inspection equipment; and

     o improving utilization of the division's enterprise resource planning software system.

During the second and third quarters of 2004, the plan was expanded to include:

     o   upgrading certain material compounds;

     o   modifying or replacing certain tooling; and

     o   initiating price increases on selected products.

         During the first nine months of 2004, the connector seals division's operating profit, expressed as a percentage of net sales, improved to 2.7% from 0.9% during the first nine months of 2003. We believe that the operations improvement plan has begun to benefit our results of operations and will yield improved results as key components of the plan take effect.

         Selling and administrative expenses as a percentage of net sales decreased during the first nine months of 2004, compared to the first nine months of 2003, primarily because of reduced salary expense.

         During the first nine months of 2004, income from operations totaled $8,402,000, an increase of $961,000, or 12.9%, compared to the first nine months of 2003. EBITDA for the first nine months of 2004 was $13,565,000, or 17.3% of net sales, compared to $12,853,000, or 16.5% of net sales, for the first nine months of 2003.

         METALS GROUP

         The Metals Group manufactures aluminum die castings and machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any material reduction in the level of activity in the automotive industry may have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.

         The Metals Group has incurred significant operating losses and negative EBITDA over the past eighteen months. During that time, we have been assessing the economic viability of the business units comprising the Metals Group. During the third quarter of 2004, we committed to a plan to discontinue the operations of the die casting division, which is one of two operating units that comprise our Metals Group segment. We decided to discontinue the operations of the die casting division because of the weak financial performance of the division over the past several years, continued customer pricing pressures, intense offshore competition, and resulting reduced expectations for the division's future financial performance. We plan to close the operations of the die casting division during the first half of 2005, subsequent to the fulfillment of certain agreed-upon customer purchase orders. Because the assets will continue in service until those purchase orders are fulfilled, the assets of the die casting division are classified as "held and used" pursuant to FAS 144; however, the carrying value of the assets of the die casting division have been adjusted to our estimate of the fair value of such assets, which approximates the projected proceeds to be realized on the disposition of the assets, net of estimated selling costs. As a result, we recognized a pretax impairment charge of $928,000 during the third quarter of 2004. The results of operations, assets, liabilities, and cash flows of the division will be classified as a discontinued operation in the quarter during which the division meets the "held for sale" criteria set forth in FAS 144.

         The following table sets forth certain operating data of the die casting division for the nine-month periods ended September 30, 2004 and 2003 (dollar amounts in thousands):

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                 ------------------------------
                                                                     2004              2003
                                                                 ------------      ------------
     Net sales                                                   $      5,940      $      6,125
                                                                 ============      ============

     Loss from operations before asset impairment charge         $     (1,533)     $     (1,339)
                                                                 ============      ============
     Impairment of long-lived assets                                      928                --
                                                                 ------------      ------------

          Loss from operations                                   $     (2,461)     $     (1,339)
                                                                 ============      ============

     Depreciation and amortization included in loss from
       operations                                                $        567      $      1,026
                                                                 ============      ============

         The assets and liabilities of the die casting division are set forth in
Note 10, of our unaudited interim consolidated financial statements in Part I,
Item 1.

         The following table sets forth the operating results of the Metals Group for the nine-month periods ended September 30, 2004 and 2003, and the reconciliation of the Metals Group's loss from operations to its EBITDA (dollar amounts in thousands):

                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                  -----------------------------------------------------------
                                                             2004                             2003
                                                  --------------------------       --------------------------

     Net sales                                    $   13,555           100.0%      $   13,518           100.0%

     Cost of sales                                    16,250           119.9           15,326           113.4
                                                  ----------      ----------       ----------      ----------

     Gross profit (loss)                              (2,695)          (19.9)          (1,808)          (13.4)

     Selling and administrative expenses                 970             7.2            1,010             7.5

     Impairment of long-lived assets                     928             6.8                               --
                                                  ----------      ----------       ----------      ----------

     Loss from operations                             (4,593)          (33.9)          (2,818)          (20.9)

     Add back depreciation and amortization            1,688            12.5            2,418            17.9
                                                  ----------      ----------       ----------      ----------

     EBITDA                                       $   (2,905)          (21.4)%     $     (400)           (3.0)%
                                                  ==========      ==========       ==========      ==========

         During the first nine months of 2004, net sales of the Metals Group increased by $37,000 compared to the first nine months of 2003.

         Cost of sales as a percentage of net sales increased to 119.9% of net sales during the first nine months of 2004 from 113.4% of net sales during the first nine months of 2003, primarily because of increased metal prices that had not yet been passed on to customers, higher than anticipated start-up costs on new machined metal components, and quality problems encountered on a particular die cast component, offset, in part, by lower depreciation and amortization expenses. During the first nine months of 2004, the loss from operations at the Metals Group included a loss from operations of $270,000 incurred at the Group's idle facility in Casa Grande, Arizona, primarily to maintain, insure, protect, and depreciate the facility.

         During the first nine months of 2004, the loss from operations was $4,593,000 compared to a loss from operations of $2,818,000 during the first nine months of 2003. EBITDA for the first nine months of 2004 was negative $2,905,000, or negative 21.4% of net sales, a decrease of $2,505,000, compared to the first nine months of 2003. EBITDA for the nine-month period ended September 30, 2004, included a non-cash impairment charge of $928,000; before giving effect to this charge, EBITDA was negative $1,977,000.

         CORPORATE OFFICE

         Corporate Office expenses, which are not included in the operating results of the Rubber Group or the Metals Group, represent administrative expenses incurred primarily at our New York and Cleveland offices. Corporate Office expenses are consolidated with the selling and administrative expenses of the Rubber Group and the Metals Group in our unaudited interim consolidated financial statements.

         The following table sets forth the operating results of the Corporate Office for the nine-month periods ended September 30, 2004 and 2003, and the reconciliation of the loss from operations to EBITDA (dollar amounts in thousands):

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                  ------------------------------
                                                      2004              2003
                                                  ------------      ------------

     Loss from operations                         $     (1,968)     $     (1,866)

     Add back depreciation and amortization                 31                29
                                                  ------------      ------------

     EBITDA                                       $     (1,937)     $     (1,837)
                                                  ============      ============

         INTEREST EXPENSE

         During the first nine months of 2004 and 2003, interest expense totaled $6,600,000 and $5,255,000, respectively, which included amortization of deferred financing expenses of $809,000 and $394,000, respectively. Interest expense increased primarily because the amount of outstanding debt on which we accrued and paid interest increased to $88,735,000 at September 30, 2004, from $68,329,000 at September 30, 2003, principally due to the exchange of our 12% Senior Subordinated Notes for our 12 3/4% Senior Subordinated Notes, which converted $15,029,000 of accrued interest to 12% Senior Subordinated Notes.

         GAIN ON REPURCHASE OF SENIOR, UNSECURED NOTE

         On December 18, 2003, we repurchased our $7,500,000 senior, unsecured note, and all accrued and unpaid interest thereon, for $5,810,000. The pre-tax gain of $3,252,000 on the repurchase of the senior, unsecured note was deferred and recorded in current liabilities as "Deferred gain on repurchase of debt" because the agreement governing the repurchase of the note provided that the claim could be reinstated if certain events occurred prior to April 20, 2004. Because none of these events occurred prior to April 20, 2004, we realized the pre-tax gain of $3,252,000 during the three-month period ended June 30, 2004.

         INCOME TAX PROVISION

         At September 30, 2004, and December 31, 2003, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provision recorded during the nine-month periods ended September 30, 2004 and 2003, consisted of estimated state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the first nine months of 2004, our operating activities provided $3,247,000 of cash. Accounts receivable and inventories increased by $2,115,000 and $1,262,000, respectively, primarily due to increased levels of business activity in August and September of 2004 compared to November and December of 2003. Accounts payable increased by $2,448,000, due to increased levels of business activity and to a slowing in the timing of payments to vendors. During the first nine months of 2004, $1,689,000 of accounts payable were converted into unsecured, amortizing term notes. At September 30, 2004, and December 31, 2003, accounts payable included outstanding checks of $1,778,000 and $1,705,000, respectively.

         INVESTING ACTIVITIES

         During the first nine months of 2004, our investing activities used $5,277,000 of cash, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the corporate office totaled $3,521,000, $1,042,000, and $7,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group during the first nine months of 2004 include $198,000 of equipment financed by the vendor of the equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $5,219,000, $759,000, and $8,000, respectively, during 2004. At September 30, 2004, we had outstanding commitments to purchase plant and equipment of approximately $495,000.

         FINANCING ACTIVITIES

         During the first nine months of 2004, our financing activities provided $4,839,000 of cash.

         On September 3, 2004, we entered into a loan agreement with a lender to provide unsecured loans to us in an aggregate principal amount of up to $7,000,000. On September 7, 2004, we borrowed $7,000,000 under the loan agreement.

         The Increasing Rate Note is an unsecured obligation that is senior in right of payment to the 12% Senior Subordinated Notes, the 12 3/4% Senior Subordinated Notes, and the 13% Junior Subordinated Notes.

         The Increasing Rate Note matures on June 30, 2007. Interest is due monthly and is currently being paid at the rate 13.8% per annum (the "Cash Rate"). In lieu of paying the Cash Rate, we have the option to pay interest at the rate of 12% in cash and an additional 3.6% in additional Increasing Rate Notes (the "PIK Rate"). The cash rate will increase by up to 0.6 percentage points on each of September 1, 2005 and 2006 and the PIK Rate will increase by up to 1.2 percentage points on each of September 1, 2005 and 2006. The exact amount of each increase will depend upon the principal amount of the Increasing Rate Note then outstanding. If any payment is not made when due, the Increasing Rate Note will bear interest at a default rate equal to the Cash Rate plus 5% per annum.

         LIQUIDITY

         We operate with substantial financial leverage and limited liquidity. Our aggregate indebtedness as of September 30, 2004, totaled $88,735,000 and our cash balances totaled $2,998,000. On October 1, 2004, we used $2,892,000 of our cash to repurchase $8,264,000 principal amount of our 12% Senior Subordinated Notes plus interest. If the repurchase had occurred on September 30, 2004, our total outstanding indebtedness on that date would have been $80,471,000. During the three-month period ending December 31, 2004, and the three-month period ending March 31, 2005, interest and scheduled principal payments are projected to be approximately $3,800,000 and $3,900,000, respectively.

         We finance our operations with cash from operating activities and a variety of financing arrangements, including the Equipment Term Loan, the Real Estate Term Loan, and loans under our revolving line of credit. The Equipment Term Loan bears interest at the prime rate plus 1 3/4% or the London Interbank Offered Rate ("LIBOR") plus 4%, at our option. The Real Estate Term Loan bears interest at the prime rate plus 5%, subject to a minimum rate of 9 1/4% and requires us to pay a fee of 1.875% of the outstanding principal amount of the loan on each anniversary of the closing date. Loans under the revolving line of credit bear interest at the prime rate plus 1% or LIBOR plus 3 1/4%, at our option. The revolving loans are limited to 88% of eligible accounts receivable plus 65% of eligible inventories. Our revolving line of credit is currently scheduled to expire on June 30, 2006.

         The revolving line of credit and the Equipment Term Loan are secured by first priority liens on substantially all of our assets other than real property. The Real Estate Term Loan is secured by first priority liens on all of our real property and second priority liens on substantially all of our other assets. At September 30, 2004, availability under the revolving line of credit was reduced by two separate reserves established by the lender, which totaled $1,850,000. The release of $500,000 of such reserves is subject to the attainment of certain specified financial performance goals and the release of the balance of the reserves is at the discretion of the lender. We cannot predict at this time whether any of the remaining reserves will be released.

         At September 30, 2004, net availability under our revolving line of credit totaled $3,040,000. At November 9, 2004, net availability under our revolving line of credit totaled $1,148,000.

         At September 30, 2004, and December 31, 2003, the aggregate principal amount of loans outstanding under the revolving line of credit was $14,698,000 and $12,088,000, respectively. These loans are classified as short-term debt because the revolving line of credit requires that our cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without our approval.

         The agreements governing the revolving line of credit, the Equipment Term Loan, and the Real Estate Term Loan contain certain financial covenants that require us to maintain specified financial ratios as of the end of specified periods, including the maintenance of a minimum level of fixed charge coverage, minimum levels of net worth and EBITDA, and a maximum ratio of debt to EBITDA. We also have covenants that limit our unfinanced capital expenditures to $6,250,000 per annum and limit the amount of additional secured financing we can incur for the purchase of plant and equipment to $2,500,000 per annum. Although there can be no assurance, we currently believe that this provision will not limit our planned capital expenditures during the remainder of 2004. We also have other covenants that place restrictions on our business and operations, including covenants relating to the sale of all or substantially all of our assets, the purchase of common stock, the redemption of preferred stock, compliance with specified laws and regulations, and the payment of cash dividends.

         From time to time, our secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. Effective March 31, 2004, our two secured lenders amended their fixed charge coverage ratio and their annual limitation on unfinanced capital expenditures. Effective May 31, 2004, one of our secured lenders waived compliance with its minimum net worth covenant. Effective June 30, 2004, our two secured lenders amended certain of their financial covenants, including the minimum net worth, minimum fixed charge coverage, minimum EBITDA, and maximum debt to EBITDA covenants. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

         We had a net working capital deficit of $3,321,000 at September 30, 2004, compared to a net working capital deficit of $7,760,000 at December 31, 2003. The net working capital deficit exists primarily because we are required, under U.S. generally accepted accounting principles, to classify the loans outstanding under the revolving line of credit, which totaled $14,698,000 and $12,088,000, at September 30, 2004, and December 31, 2003, respectively, as current liabilities.

         Although there can be no assurance, based on our most recent financial projections, we estimate that, in addition to cash flow from operations and borrowings under our revolving line of credit, we will not require any significant new borrowings during the six months ended March 31, 2005, to meet our foreseeable working capital, debt service requirements, and capital expenditure requirements. If cash flow from operations or availability under existing financing arrangements fall below expectations, we may be forced to delay certain capital expenditures, reduce certain operating expenses, extend certain trade accounts payable beyond terms that we believe are customary in the industries in which we operate, or consider other alternatives designed to improve our liquidity. Some of these actions could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.

         At September 30, 2004, we had $36,436,000 of outstanding floating rate debt at interest rates equal to either LIBOR plus 3 1/4%, LIBOR plus 4%, the prime rate plus 1%, the prime rate plus 1 3/4%, or the prime rate plus 5%. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

         At September 30, 2004, we had outstanding $52,299,000 of fixed-rate, long-term debt with a weighted-average interest rate of 12.3%, of which $158,000 had matured.

         We currently estimate that our monthly cash interest expense during the next six months will be approximately $3,800,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $30,000.

         For further information about our indebtedness, we recommend that you also read Note 5 to our unaudited interim consolidated financial statements in
Part I, Item 1 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

         Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, our Principal Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. We also reviewed our internal controls and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

     (b) REPORTS ON FORM 8-K

         On August 18, 2004, we filed a report on Form 8-K that included a press release dated August 18, 2004, announcing financial results for the quarter and six-month period ended June 30, 2004.

         On September 10, 2004, we filed a report on Form 8-K announcing a new loan agreement among Lexington Precision Corporation, Lexington Rubber Group, Inc., and Cohanzick High Yield Partners, L.P.

         On October 4, 2004, we filed a report on Form 8-K announcing a plan to discontinue the operations of the Lexington Die Casting division.

         On October 4, 2004, we filed a report on Form 8-K announcing Lexington Precision Corporation's repurchase $8,264,000 principal amount of its 12% Senior Subordinated Notes.

                         LEXINGTON PRECISION CORPORATION
                                    FORM 10-Q
                               SEPTEMBER 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEXINGTON PRECISION CORPORATION
                                                   (Registrant)

November 12, 2004                       By: /s/ Michael A. Lubin
-----------------                           -----------------------------------
   Date                                     Michael A. Lubin
                                            Chairman of the Board


November 12, 2004                       By: /s/ Warren Delano
-----------------                           -----------------------------------
   Date                                     Warren Delano
                                            President


November 12, 2004                       By: /s/ Dennis J. Welhouse
-----------------                           -----------------------------------
   Date                                     Dennis J. Welhouse
                                            Senior Vice President and
                                            Chief Financial Officer