Form 10-K
period 2004-12-31
LEXINGTON PRECISION CORP
filed 2005-03-31
CIK 12570

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the Year Ended December 31, 2004
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-3252

LEXINGTON PRECISION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-1830121
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 East 52nd Street, New York, NY	10022
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 319-4657

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

Yes ☐ No ☑

The aggregate market value of the registrant’s common stock, $0.25 par value per share, held by non-affiliates of the registrant, as of March 18, 2005, was approximately $996,000.

The number of shares of common stock outstanding as of March 18, 2005, was 4,931,767.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be issued in connection with its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.

LEXINGTON PRECISION CORPORATION

Annual Report on Form 10-K

PART I

Item 1. BUSINESS

     Our company was incorporated in Delaware in 1966. Substantially all of our business is conducted in the continental United States. Through our two operating segments, the Rubber Group and the Metals Group, we manufacture rubber and metal components that are sold to other manufacturers.

     In 2004, net sales of the Rubber Group totaled $99,565,000, or 90.2% of our consolidated net sales. The Rubber Group manufactures connector seals used in automotive wiring systems and insulators used in automotive ignition wire sets. We believe that we are the leading manufacturer of these types of components in North America. During 2004, sales to automotive customers represented 89.2% of the total net sales of the Rubber Group. The Rubber Group also manufactures molded rubber components used in a variety of medical devices, such as drug delivery systems and syringes.

     In 2004, net sales from continuing operations of the Metals Group totaled $10,788,000, or 9.8% of our consolidated net sales. The Metals Group manufactures machined components from aluminum, brass, and steel bars. During 2004, sales to automotive customers represented 84.7% of the total net sales of the Metals Group. During the third quarter of 2004, we committed to a plan to discontinue the operations of the die casting division, which was one of two operating units within our Metals Group segment. In this Form 10-K, the die casting division is reported as discontinued operations wherever appropriate. For more information about the closing of the die casting division, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and to Note 14, “Discontinued Operations,” to our consolidated financial statements in Part II, Item 8.

     Financial data and other information about our operating segments can be found in Note 9, “Segments,” to our consolidated financial statements in Part II, Item 8.

Principal End-Uses for Our Products

     The following table summarizes our net sales from continuing operations during 2004, 2003, and 2002, by the type of product in which our components were utilized (dollar amounts in thousands):

	Years Ended December 31
	2004		2003		2002
Automobiles and trucks	$97,902	88.7%	$97,146	85.8%	$96,458	85.9%
Medical devices	10,568	9.6	12,334	10.9	11,705	10.4
Other	1,883	1.7	3,751	3.3	4,200	3.7

	$110,353	100.0%	$113,231	100.0%	$112,363	100.0%

     The following table summarizes net sales of the Rubber Group and net sales from continuing operations of the Metals Group during 2004, 2003, and 2002, by the type of product in which each segment’s components were utilized (dollar amounts in thousands):

	Years Ended December 31
	2004		2003		2002
Rubber Group:
Automobiles and trucks	$88,764	89.2%	$89,642	86.8%	$86,345	87.3%
Medical devices	10,568	10.6	12,334	11.9	11,705	11.9
Other	233	0.2	1,267	1.3	830	0.8

	$99,565	100.0%	$103,243	100.0%	$98,880	100.0%

Metals Group:
Automobiles and trucks	$9,138	84.7%	$7,504	75.1%	$10,113	75.0%
Industrial equipment	313	2.9	428	4.3	954	7.1
Other	1,337	12.4	2,056	20.6	2,416	17.9

	$10,788	100.0%	$9,988	100.0%	$13,483	100.0%

Major Customers

     Our largest customer is Delphi Corporation. During 2004, 2003, and 2002, our net sales to Delphi totaled $23,413,000, $24,591,000, and $25,181,000, which represented 21.2%, 21.7%, and 22.4%, respectively, of our net sales. Approximately 74.4% of the products we sold to Delphi during 2004 were covered by a supply contract that was restructured on November 16, 2004, and is now scheduled to expire on December 31, 2009. For more information about the supply contract, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. During 2004 and 2003, net sales to General Cable Corporation totaled $11,636,000 and $11,801,000 or 10.5% and 10.4%, respectively, of our consolidated net sales, and 11.7% and 11.4%, respectively, of the Rubber Group’s net sales. No other customer accounted for more than 10% of our net sales during 2004, 2003, or 2002. Loss of a significant amount of business from Delphi, General Cable, or any of our other large customers could have a material adverse effect on our results of operations if that business were not replaced by additional business from existing or new customers. In addition, our results of operations could be materially adversely affected if Delphi, General Cable, or any of our other large customers experience financial difficulties that cause them to delay or fail to make payments for goods sold to them.

Marketing and Sales

     Our marketing and sales effort is carried out by management personnel and account managers.

Raw Materials

     Our principal raw materials are silicone and organic rubber compounds and aluminum, steel, and brass bars. Aluminum ingots are the principal raw material of our discontinued die casting division. For a number of years, we have generally had access to adequate quantities of each of our principal raw materials from several major suppliers, at stable or declining prices; however, over the past year, we have experienced tightening supplies and increasing prices for most of our principal raw materials. In particular, we have experienced significant increases in the prices of organic rubber and steel, and we anticipate that there may be further significant increases in the prices of these commodities.

     We have been generally successful in passing through to our customers increases in the price of steel, although price increases to our customers have generally lagged behind the price increases from our suppliers. We have not generally passed through to our customers increases in organic rubber prices; however, we are presently considering what actions we will take with respect to these price increases.

     To date, we have not experienced any disruption in our production as a result of raw material shortages; however, there can be no assurance that we will not experience such disruptions in the future.

Patents and Trademarks

     We do not currently hold any patents, trademarks, or licenses that we consider to be material to the successful operation of our business.

Seasonal Variations

     Our business generally is not subject to significant seasonal variation; however, we generally experience decreased sales during the third calendar quarter of each year, due to shutdowns of our customers’ plants in July as a result of vacations and model-year changeovers, and during the fourth calendar quarter of each year, due to shutdowns of our customers’ plants for vacations and holidays in December.

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

Competition

     The markets we compete in are characterized by intense price competition and increasing customer requirements for quality and service. We compete for business primarily on the basis of quality, service, engineering capability, and price. We encounter substantial competition from a large number of domestic and foreign based manufacturing companies. Our competitors range from small and medium-sized specialized firms to large diversified companies, many of which have resources substantially greater than ours. Additionally, some of our customers have internal manufacturing operations that compete with us.

Research and Development

     During 2004, 2003, and 2002, we spent approximately $991,000, $1,168,000, and $924,000, respectively, on our research and development activities, which are primarily related to improving our manufacturing processes in order to reduce the cost and increase the quality of our products.

Product Liability Risks

     We are subject to potential product liability risks inherent in the manufacture and sale of components. Although there currently are no product liability claims against us, we cannot assure you that any future claims will not have a material adverse effect upon our business, financial position, or results of operations. Although we maintain insurance coverage for product liability, we cannot assure you that, in the event of a claim, the insurance coverage would apply or that, in the event of an award arising out of a claim, the amount of any applicable insurance coverage would be sufficient to satisfy the award.

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

Employees

     We believe that our employee relations are generally good. The following table shows the number of employees at our continuing operations at December 31, 2004, 2003, and 2002.

	December 31
	2004	2003	2002
Rubber Group	863	904	876
Metals Group	108	98	132
Corporate Office	7	8	7

	978	1,010	1,015

     At December 31, 2004, 2003 and 2002, employees at the Rubber Group included 340, 322, and 301 hourly workers at two plant locations that were subject to collective bargaining agreements, which expire on October 21, 2007, and December 11, 2008, respectively. The number of employees at our discontinued die casting division totaled 86, 91, and 128 at December 31, 2004, 2003, and 2002, respectively.

Filings with the Securities and Exchange Commission

     We do not currently maintain an internet website and therefore we do not make available through a website our annual report on
Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, or any amendments to those reports. We will furnish free of charge, upon written request to our President at 40 East 52nd Street, New York, NY 10022, a paper copy of the reports that we file with the Securities and Exchange Commission (the “Commission”). The reports have been filed electronically with the Commission and are accessible on the Commission’s website at www.sec.gov.

Item 2. PROPERTIES

     The following table shows the location and square footage of our manufacturing facilities of continuing operations at December 31, 2004:

Square
Location	Feet
Rubber Group:
Jasper, Georgia	100,000
LaGrange, Georgia	85,000
North Canton, Ohio	42,000
Vienna, Ohio	64,000
Rock Hill, South Carolina	61,000

Total Rubber Group	352,000

Metals Group:
Casa Grande, Arizona (closed)	64,000
Rochester, New York	60,000

Total Metals Group	124,000

Total Company	476,000

     All of our facilities are encumbered by mortgages. All of our plants are general manufacturing facilities suitable for our operations. We believe that our facilities are adequate to meet our current operating needs.

     Our manufacturing facility in Casa Grande, Arizona, was closed in 2002 and is currently under contract for sale at a price of $2,750,000; the carrying value of the facility was $1,587,000 at December 31, 2004. The closing of the sale is expected during the second quarter of 2005; however, the buyer has the right to terminate the contract prior to closing, in which case we will retain a $100,000 deposit. The manufacturing facility utilized by our discontinued die casting division is located in Lakewood, New York and has 103,000 square feet of space.

     We occupy, in the aggregate, 5,000 square feet of office space for corporate executive and administrative purposes. We lease an office in Cleveland, Ohio, and reimburse an affiliate for the cost of leasing an office in New York City.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. MARKET FOR OUR COMMON STOCK AND OTHER STOCKHOLDER MATTERS

     Our common stock is traded in the over-the-counter market. At March 22, 2005, there were approximately 738 holders of record of our common stock. Trading in shares of our common stock is limited. During 2004 and 2003, trading data for our stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD). The following table sets forth prices at which transactions in our common stock were reported on the OTC Bulletin Board. Additional trading data can be found at the NASD website, www.nasdaq.com.

	Years Ended December 31
	2004		2003
	High	Low	High	Low
First quarter	$0.85	$0.61	$1.01	$0.53
Second quarter	$0.74	$0.61	$1.01	$0.55
Third quarter	$0.68	$0.36	$0.65	$0.40
Fourth quarter	$0.70	$0.36	$0.90	$0.50

     We are not able to determine whether retail markups, markdowns, or commissions were included in the above prices. We believe that ten brokerage firms currently make a market in our common stock, although both bid and asked quotations may be limited.

     We have not paid dividends on our common stock since 1979, and we have no current plans to reinstate the payment of dividends. In addition, agreements defining the right of holders of our debt currently restrict us from paying cash dividends on our common stock. We are currently in arrears with respect to the redemption of 2,250 shares of our $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), for an aggregate redemption price of $450,000, representing the scheduled redemptions for 2000 through 2004.

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data, including the reconciliation of income (loss) from continuing operations to earnings from continuing operations before other income (expense), interest, taxes, depreciation, and amortization (“EBITDA”), for each of the years in the five-year period ended December 31, 2004 (dollar amounts in thousands, except per share amounts). The financial data has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent certified public accountants. This information is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our consolidated financial statements in Part II, Item 8.

	Years Ended December 31
Summary of operations:	2004	2003	2002	2001	2000
Net sales	$110,353	$113,231	$112,363	$113,377	$126,066
Cost of sales	98,304	99,773	97,571	96,880	108,739

Gross profit	12,049	13,458	14,792	16,497	17,327
Selling and administrative expenses	7,383	7,904	7,981	8,863	9,786
Impairment of goodwill	–	47	–	–	–
Impairment of long-lived assets	–	–	–	2,047	–
Plant closure costs	–	–	609	–	–
Income from insurance company demutualization	–	–	–	(1,274)	–

Income from operations	4,666	5,507	6,202	6,861	7,541
Other income (expense):
Interest expense	(8,662)	(6,980)	(7,158)	(8,445)	(9,797)
Gain on sale of securities	–	–	248	–	–
Gain on repurchase of debt	8,598	–	–	–	–

Income (loss) from continuing operations before income tax	4,602	(1,473)	(708)	(1,584)	(2,256)
Income tax provision (benefit)	(196)	76	(538)	80	(161)

Income (loss) from continuing operations	4,798	(1,549)	(170)	(1,664)	(2,095)
Loss from discontinued operations	(3,208)	(4,653)	(1,397)	(487)	(1,004)
Cumulative effect of a change in accounting principle	–	(247)	–	–	–

Net income (loss)	$1,590	$(6,449)	$(1,567)	$(2,151)	$(3,099)

Net income (loss) per diluted common share	$0.32	$(1.36)	$(0.32)	$(0.45)	$(0.65)

(continued on next page)

	Years Ended December 31
	2004	2003	2002	2001	2000
Other data (continuing operations):
Net cash provided by operating activities of continuing operations	$7,068	$13,470	$14,766	$15,915	$21,464

Reconciliation of income (loss) from continuing operations to EBITDA from continuing operations:	$4,798	$(1,549)	$(170)	$(1,664)	$(2,095)
Adjustments:
Depreciation and amortization included in income from continuing operations	8,444	8,955	10,247	11,583	11,602
Gain on repurchase of debt	(8,598)	–	–	–	–
Interest expense	8,662	6,980	7,158	8,445	9,797
Gain on sale of securities	–	–	(248)	–	–
Income tax expense (benefit)	(196)	76	(538)	80	(161)

EBITDA from continuing operations (1)	$13,110	$14,462	$16,449	$18,444	$19,143

Capital expenditures (2)	$6,057	$5,686	$4,013	$5,420	$12,564

	December 31
	2004	2003	2002	2001	2000
Financial position:
Current assets	$28,907	$30,101	$32,991	$34,146	$36,968
Current liabilities	35,777	37,687	101,061	107,074	117,147

Net working capital deficit	$(6,870)	$(7,586)	$(68,070)	$(72,928)	$(80,179)

Total assets	$78,377	$83,687	$92,145	$99,877	$110,289
Long-term debt, excluding current portion	$58,949	$63,681	$1,117	$2,000	$104
Total stockholders’ deficit	$(17,879)	$(19,492)	$(13,199)	$(11,659)	$(9,536)

(1)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-K because this measure is used by investors, as well as our management, to evaluate the operating performance of our business, including its ability to incur and to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(2)	Includes equipment purchased under capital leases and with seller-provided financing.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Some of our statements in this Form 10-K, including this item, are “forward-looking statements.” Forward-looking statements usually can be identified by our use of words like “believes,” “expects,” “may,” “will,” “should,” “anticipates,” “estimates,” “projects,” or the negative thereof. They may be used when we discuss strategy, which typically involves risk and uncertainty, and they generally are based upon projections and estimates rather than historical facts and events.

     Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:

•	increases and decreases in business awarded to us by our customers,

•	unanticipated price reductions for our products as a result of competition,

•	unanticipated operating results,

•	changes in the cost of raw materials,

•	increases or decreases in capital expenditures,

•	changes in economic conditions,

•	strength or weakness in the North American automotive market,

•	financial difficulties encountered by our customers,

•	the filing by one or more of our customers for protection under the federal bankruptcy code;

•	changes in the competitive environment,

•	changes in interest rates and the credit and securities markets, and

•	labor interruptions at our facilities or at our customers’ facilities.

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

Results of Operations — Comparison of 2004, 2003, and 2002

     The following table sets forth our consolidated operating results from continuing operations for 2004, 2003, and 2002 and the reconciliation of income from operations to earnings before other income (expense), interest, taxes, depreciation, and amortization (“EBITDA”) from continuing operations (dollar amounts in thousands). Unless otherwise indicated, the data set forth below in this Item 7 relates solely to our continuing operations.

	Years Ended December 31
	2004		2003		2002
Continuing operations:

Net sales	$110,353	100.0%	$113,231	100.0%	$112,363	100.0%

Cost of sales	98,304	89.1	99,773	88.1	97,571	86.8

Gross profit	12,049	10.9	13,458	11.9	14,792	13.2

Selling and administrative expenses	7,383	6.7	7,904	7.0	7,981	7.1

Impairment of goodwill (1)	–	–	47	–	–	–

Plant closure costs (2)	–	–	–	–	609	0.6

Income from operations	4,666	4.2	5,507	4.9	6,202	5.5

Add back: depreciation and amortization (3)	8,444	7.7	8,955	7.9	10,247	9.1

EBITDA from continuing operations (4)	$13,110	11.9%	$14,462	12.8%	$16,449	14.6%

Net cash provided by operating activities of continuing operations (5)	$7,068	6.3%	$13,470	11.9%	$14,766	13.1%

(1)	As of October 1, 2003, we performed our annual impairment test of goodwill, which involved the preparation of a projection of cash flow, discounted to present value, and the consideration of other factors, and determined that the unamortized goodwill of the Metals Group was impaired. As a result, we recorded a non-cash, pre-tax impairment charge of $208,000 to write off the unamortized goodwill of the Metals Group, of which $161,000 was related to the discontinued operations.

(2)	During 2002, we closed our metal machining facility in Casa Grande, Arizona, and incurred related costs of $609,000. For more information, refer to the discussion of the results of operations of the Metals Group in this section.

(3)	Does not include amortization of deferred financing expenses, which totaled $1,098,000, $610,000, and $440,000, in 2004, 2003, and 2002, respectively, and which is included in interest expense in the consolidated financial statements.

(4)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-K because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(5)	The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part II, Item 8.

     Our net sales from continuing operations for 2004 were $110,353,000, compared to net sales from continuing operations of $113,231,000 for 2003, a decrease of $2,878,000, or 2.5%. The decrease in net sales was principally a result of decreased net sales of rubber components, offset, in part, by increased net sales of metal components. EBITDA from continuing operations for 2004 was $13,110,000, or 11.9% of net sales, compared to EBITDA of $14,462,000, or 12.8% of net sales, for 2003. The change in EBITDA reflected reductions in EBITDA of $353,000 at our Rubber Group and $1,268,000 at our Metals Group. EBITDA from the discontinued operations for 2004 was negative $2,301,000 compared to negative $3,260,000 for 2003; EBITDA from discontinued operations included impairment charges of $1,595,000 and $2,588,000, respectively.

     Net cash provided by operating activities of continuing operations during 2004 totaled $7,068,000, compared to $13,470,000 for 2003. For more information about net cash provided by our operating activities, please refer to the consolidated statement of cash flows in Part II, Item 8, and to our discussion of operating activities under the caption “Liquidity and Capital Resources” in this Part II, Item 7.

     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the years ended December 31, 2004, 2003, and 2002.

     Rubber Group

     The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. During 2004, 2003, and 2002, sales to automotive industry customers represented 89.2%, 86.8%, and 87.3%, respectively, of the Rubber Group’s net sales. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.

     The three largest customers of the Rubber Group accounted for 44.6%, 45.5%, and 45.6% of the Rubber Group’s net sales during 2004, 2003, and 2002, respectively. Loss of a significant amount of business from any of the Rubber Group’s large customers would have a material adverse effect upon the Rubber Group and upon our company as a whole if that business were not substantially replaced by additional business from existing or new customers.

     Delphi Corporation is the Rubber Group’s largest customer. During 2004, 2003, and 2002, the Rubber Group’s net sales to Delphi totaled $23,413,000, $24,150,000, and $24,837,000, respectively, which represented 23.5%, 23.4%, and 25.1%, respectively, of the Rubber Group’s net sales. Net sales to Delphi of connector seals for automotive wire harnesses totaled $19,802,000, $20,227,000, and $21,147,000, during 2004, 2003, and 2002, respectively. Since July 2001, substantially all of the connector seals we sold to Delphi were sold pursuant to a supply agreement that was scheduled to expire on December 31, 2004.

     During 2004, Delphi advised us that it planned to insource during 2005, approximately 36 high-volume connector seals that were then being produced by our Lexington Connector Seals division, and asked us to provide a proposal to continue to manufacture the remaining connector seals then being supplied to Delphi by our connector seals division. On November 22, 2004, Delphi and our connector seals division entered into an agreement, pursuant to which Delphi agreed to purchase from the division 100% of its requirements through December 31, 2009, for all connector seals not scheduled to be insourced and 100% of its requirements, through various dates in 2005, for the connector seals scheduled to be insourced. We estimate that if the 36 connector seals had been in-sourced by Delphi on January 1, 2004, our net sales and income from operations for 2004 would have been reduced by approximately $8,624,000 and $840,000, respectively. Pursuant to the agreement, our connector seals division has received price increases effective January 1, 2005, which are expected to offset a significant portion of the profit lost due to the in-sourcing. We are currently restructuring the operations of our connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of our connector seals division will include, among other things, the closing of one of its existing manufacturing facilities.

     The following table sets forth the operating results of the Rubber Group for 2004, 2003, and 2002 and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Years Ended December 31
	2004		2003		2002
Net sales	$99,565	100.0%	$103,243	100.0%	$98,880	100.0%

Cost of sales	85,457	85.8	88,667	85.9	83,503	84.4

Gross profit	14,108	14.2	14,576	14.1	15,377	15.6

Selling and administrative expenses	4,243	4.3	4,550	4.4	4,612	4.7

Income from operations	9,865	9.9	10,026	9.7	10,765	10.9

Add back: depreciation and amortization	6,929	7.0	7,121	6.9	7,786	7.9

EBITDA	$16,794	16.9%	$17,147	16.6%	$18,551	18.8%

     During 2004, net sales of the Rubber Group decreased by $3,678,000, or 3.6%, compared to 2003. The decrease in net sales was primarily due to (1) decreased unit sales of insulators for automotive ignition wire sets due to reduced demand from original equipment customers, (2) reduced sales of medical components, and (3) price reductions on certain automotive components, partially offset by increased net sales of connector seals for automotive wiring systems.

     Cost of sales as a percentage of net sales remained essentially unchanged at 85.8% of net sales during 2004, compared to 85.9% of net sales during 2003.

     Selling and administrative expenses as a percentage of net sales decreased during 2004, compared to 2003, primarily because of reduced salary expense.

     During 2004, income from operations totaled $9,865,000, a decrease of $161,000, or 1.6%, compared to 2003. EBITDA for 2004 was $16,794,000, or 16.9% of net sales, compared to $17,147,000, or 16.6% of net sales, for 2003.

     During 2003, net sales of the Rubber Group increased by $4,363,000, or 4.4%, compared to 2002. The increase in net sales was primarily due to (1) increased unit sales of insulators for automotive ignition wire sets, which resulted primarily from an increase in the level of activity in the automotive industry, (2) an increase in our share of business at certain existing customers, and (3), to a lesser extent, increased sales of components for medical devices, offset, in part, by price reductions on certain automotive components.

          Cost of sales as a percentage of net sales increased during 2003 to 85.9% of net sales from 84.4% of net sales during 2002, primarily due to operational inefficiencies and increased scrap at our connector seals division, and, to a lesser extent, because of increased operating losses at our captive tool-making operation, due primarily to reduced tooling orders from our customers. These increased costs were offset, in part, by reduced depreciation and amortization expenses.

          Selling and administrative expenses as a percentage of net sales decreased during 2003 compared to 2002, primarily because these expenses are partially fixed in nature.

          During 2003, income from operations was $10,026,000, a decrease of $739,000, or 6.9%, compared to 2002. EBITDA for 2003 was $17,147,000, or 16.6% of net sales, compared to $18,551,000, or 18.8% of net sales, for 2002.

          Operating results for 2004 and 2003 were adversely affected by less than acceptable operating results at our connector seals division. The main factors that affected the operating results of our connector seals division for 2004 and 2003, included:

•	costs for scrap, sorting, and repair, relating to a particular type of connector seal;

•	freight costs, which resulted from delivery issues related to those quality problems;

•	losses resulting from production problems encountered in the manufacture of seals from liquid silicone rubber;

•	losses resulting from production problems encountered in the manufacture of automotive door grommets; and

•	costs incurred due to the general disruption to our operations as we attempted to cope with the problems listed above.

          During the second half of 2003, we initiated a plan to reduce or eliminate operating issues at the connector seals division. That plan included:

•	upgrading management and supervisory personnel;

•	installing and utilizing improved process controllers and centralized data collection capabilities on molding presses;

•	implementing improved manufacturing procedures throughout the operation;

•	installing automated inspection equipment; and

•	improving utilization of the division’s enterprise resource planning software system.

During the second and third quarters of 2004, the plan was expanded to include:

•	upgrading certain materials;

•	modifying or replacing certain tooling; and

•	initiating price increases on selected products.

During the fourth quarter of 2004, the plan was further expanded to include:

•	the closing of the connector seals division facility in LaGrange, Georgia, during 2005, and the relocation of the business remaining in the LaGrange facility to either our connector seals division’s facility in Vienna, Ohio, or our insulator division’s facility in Jasper, Georgia. These actions were taken primarily because of Delphi’s decision to in-source 36 high-volume connector seals during 2005, as discussed above.

          During 2004, the operating profit of our connector seals division, expressed as a percentage of net sales, improved to 2.6% from 1.7% during 2003. In addition to the price increases that will become effective in 2005 pursuant to the terms of the restructured contract with Delphi, our connector seals division has obtained additional price increases on specified components, which we anticipate will total approximately $475,000 during 2005, net of price reductions scheduled to take effect during 2005. We believe that the operations improvement plan has begun to positively affect our profitability and will continue to yield improved profitability as key components of the plan take effect.

          Metals Group

          The continuing operations of the Metals Group machines components from aluminum, brass, and steel bars. During 2004, 2003, and 2002, net sales to automotive industry customers represented 84.7%, 75.1%, and 75.0%, respectively, of the Metals Group’s net sales. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Metals Group and on our company as a whole. As discussed in more detail below, during 2004, we committed to a plan to discontinue the operations of our die casting division, which was one of two operating units within our Metals Group segment. Accordingly, the results of operations, net assets, liabilities, and cash flows of the die casting division have been classified as discontinued operations in this Form 10-K.

          The three largest customers of the continuing operations of the Metals Group accounted for 61.3%, 40.3%, and 54.7% of the Metals Group’s net sales during 2004, 2003, and 2002, respectively. Loss of a significant amount of business from any of the Metals Group’s large customers would have a material adverse effect upon the Metals Group and upon our company as a whole if that business were not substantially replaced by additional business from existing or new customers.

          During 2004, we committed to a plan to discontinue the operations of the die casting division. In the fourth quarter of 2004, we initiated a program to sell the assets or business of the die casting division. If a sale of the entire operation does not occur during the first half of 2005, we plan to close the operations of the die casting division during the second quarter of 2005. Accordingly, the results of operations, net assets, liabilities, and cash flows of the division have been classified as discontinued operations in this Form 10-K.

          The following table sets forth the operating results of the Metals Group’s continuing operations for 2004, 2003, and 2002 and the reconciliation of the Metals Group’s loss from operations to its EBITDA from continuing operations (dollar amounts in thousands):

	Years Ended December 31
	2004		2003		2002
Net sales	$10,788	100.0%	$9,988	100.0%	$13,483	100.0%

Cost of sales	12,847	119.1	11,106	111.2	14,068	104.3

Gross profit (loss)	(2,059)	(19.1)	(1,118)	(11.2)	(585)	(4.3)

Selling and administrative expenses	729	6.8	675	6.8	905	6.7

Impairment of goodwill	–	–	47	0.4	–	–

Plant closure costs	–	–	–	–	609	4.5

Loss from operations	(2,788)	(25.9)	(1,840)	(18.4)	(2,099)	(15.6)

Add back: depreciation and amortization	1,476	13.7	1,796	18.0	2,408	17.9

EBITDA from continuing operations	$(1,312)	(12.2)%	$(44)	(0.4)%	$309	2.3%

          During 2004, net sales of the continuing operations of the Metals Group increased by $800,000, or 8.0%, compared to 2003. The increase in net sales resulted from the roll-out of new business awarded to us during 2003.

          Cost of sales as a percentage of net sales increased to 119.1% of net sales during 2004 from 111.2% of net sales during 2003, primarily because of increased metal prices that had not yet been passed on to customers, and higher than anticipated start-up costs on several components recently awarded to us, offset, in part, by lower depreciation and amortization expenses. During 2004 and 2003, the loss from operations at the Metals Group included losses from operations of $334,000 and $559,000, respectively, incurred at the Group’s idle facility in Casa Grande, Arizona, primarily to maintain, insure, protect, and depreciate the facility.

          During 2004, the loss from operations was $2,788,000 compared to a loss from operations of $1,840,000 during 2003. EBITDA for 2004 was negative $1,312,000, or negative 12.2% of net sales, a decrease of $1,268,000, compared to 2003.

          During 2003, net sales of the Metals Group decreased by $3,495,000, or 25.9%, compared to 2002. The decrease was primarily due to the end of the product life of certain components that were not replaced with sales of new components, and the loss of a high-volume component because the customer converted the part to a stamped metal component.

          Cost of sales as a percentage of net sales increased during 2003 to 111.2% of net sales from 104.3% of net sales during 2002, primarily due to the effect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume, offset, in part, by reduced depreciation and amortization expenses.

          Selling and administrative expenses declined 25.4% during 2003 compared to 2002, but increased as a percentage of net sales because of the reduced sales level.

          During 2003, the loss from operations for the Metals Group was $1,840,000, compared to a loss from operations of $2,099,000 during 2002. Excluding the $47,000 charge for impairment of goodwill in 2003, and the $609,000 of plant closure costs in 2002, the loss from operations during 2003 was $1,793,000, compared to a loss from operations of $1,490,000 during 2002, and EBITDA was a negative $44,000, or negative 0.4% of net sales, compared to positive $309,000, or positive 2.3% of net sales, for 2002.

          During the fourth quarter of 2003, we performed our annual impairment test of goodwill, which involves the preparation of a projection of future cash flow, discounted to present value, and the consideration of other factors and determined that the unamortized goodwill of the Metals Group was impaired. As a result, we recorded a non-cash, pre-tax impairment charge of $208,000, to write off the unamortized goodwill of the Metals Group. Of this amount, $161,000 related to the die casting division and is included in discontinued operations. The write-down resulted from the deteriorating operating results of the Metals Group in 2002 and 2003 and a consequent reduction in our expectations for the future performance of this segment. The charge appears as a separate line item in our consolidated statement of operations in Part II, Item 8.

          The following table sets forth certain operating data of the idled Arizona facility for 2004, 2003, and 2002 and the reconciliation of the Arizona facility’s income from operations to its EBITDA (dollar amounts in thousands). The results of operations of the Arizona facility are included in the continuing operations of the Metals Group.

	Years Ended December 31
	2004	2003	2002
Net sales	$–	$–	$332

Operating loss before nonrecurring charges	$(334)	$(559)	$(1,290)

Nonrecurring charges:
Plant closure costs:
Severance and other employee termination costs	–	–	246
Asset relocation costs	–	–	209
Other costs	–	–	154

Subtotal	–	–	609

Operating loss	(334)	(559)	(1,899)
Add back: depreciation and amortization	127	200	527

EBITDA	$(207)	$(359)	$(1,372)

          We have entered into a contract to sell the Casa Grande facility, which had a carrying value of $1,587,000 at December 31, 2004, for $2,750,000. The closing of the sale is scheduled for the second quarter of 2005; however, the buyer has the right to terminate the contract prior to closing, in which case we will retain a $100,000 deposit.

          Discontinued Operations

          During 2002 and 2003 our die casting division experienced negative gross profit margins. At December 31, 2003, we reassessed the division’s business and reduced our overall expectations for the division’s future financial performance. As a result, we reviewed the long-lived assets of the die casting division for impairment as of December 31, 2003, under the provisions of Statement of Financial Accounting Standards No.144, “Accounting for Impairment or Disposal of Long-Lived Assets”

(“FAS 144”), and determined that the undiscounted, projected cash flow of the division was less than the carrying value of its long-lived assets. Based upon this review, we concluded that the division’s long-lived assets, which had a carrying value of $7,131,000, were impaired and we wrote them down to their estimated fair value of $4,704,000, recording a non-cash, pre-tax impairment charge of $2,427,000 at December 31, 2003. Fair value was based primarily on independent appraisals of the long-lived assets.

          In September 2004, as a result of continued poor operating performance and reduced expectations for the division’s future financial performance, we committed to a plan to discontinue the operations of the die casting division. In the fourth quarter of 2004, we initiated a program to sell the assets or business of the die casting division. If a sale of the entire business does not occur during the first half of 2005, we plan to close the operations of the die casting division during the second quarter of 2005, after fulfilling certain agreed-upon customer purchase orders. Accordingly, pursuant to FAS 144, the carrying value of the assets of the die casting division have been adjusted to management’s estimate of the fair value of such assets, which approximates the projected proceeds to be realized on the disposition of the assets, net of estimated selling costs. As a result, we recognized a pretax impairment charge of $1,595,000 during 2004.

          In accordance with Financial Accounting Standards Board Emerging Issue Task force Abstract No. 87-24, “Allocation of Interest to Discontinued Operations” (“EITF 87-24”), we have allocated interest to the discontinued operations based on the debt that would be required to be repaid using management’s estimate of the proceeds to be realized on the anticipated sale of the assets of the die casting division. No allocation was made to the die casting division for any other interest expense or for any corporate office expenses. Interest expense allocated to the die casting division totaled $241,000, $69,000, and $62,000 for 2004, 2003, and 2002, respectively.

          The following table summarizes certain operating data of the die casting division for 2004, 2003, and 2002 (dollar amounts in thousands):

	Years Ended December 31
	2004	2003	2002
Net sales	$9,096	$8,385	$12,489

Loss from operations before asset impairment charge	$(1,372)	$(1,996)	$(1,335)

Impairment of long-lived assets	(1,595)	(2,427)	–
Impairment of goodwill	–	(161)	–

Loss from operations of discontinued operations	(2,967)	(4,584)	(1,335)

Allocated interest expense	241	69	62

Loss before income tax	(3,208)	(4,653)	(1,397)

Income tax	–	–	–

Loss from discontinued operations	(3,208)	(4,653)	(1,397)

Add back: depreciation and amortization	666	1,324	1,618

interest expense	241	69	62

EBITDA from discontinued operations	$(2,301)	$(3,260)	$283

          The following table sets forth the assets and liabilities of the die casting division in our consolidated balance sheets at December 31, 2004 and 2003 (dollar amounts in thousands):

	December 31,
	2004	2003
Assets:

Current assets:
Cash	$–	$11
Accounts receivable, net	1,056	1,394
Inventories, net	695	894
Prepaid expenses and other current assets	240	388
Other assets, net	31	267

Current assets	2,022	2,954
Plant and equipment, net (1)	2,754	4,438

Assets of discontinued operations	$4,776	$7,392

Liabilities (2):

Current liabilities:
Accounts payable	$615	$516
Accrued expenses	179	166
Other liabilities	–	93

Liabilities of discontinued operations	$794	$775

(1)	Under the terms of our secured loan agreements, we are required to use proceeds from the sale of property, plant and equipment to pay down the indebtedness collateralized by such plant and equipment.

(2)	Liabilities do not include borrowings of the Company that are secured by assets of the division.

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

          The following table sets forth the operating results of the Corporate Office for 2004, 2003, and 2002 and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Years Ended December 31
	2004	2003	2002
Loss from operations	$(2,411)	$(2,679)	$(2,464)

Add back: depreciation and amortization (1)	39	38	53

EBITDA	$(2,372)	$(2,641)	$(2,411)

(1)	Excludes amortization of deferred financing expenses, which totaled $1,098,000, $610,000, and $440,000, in 2004, 2003, and 2002, respectively, and which is included in interest expense in the consolidated financial statements.

          Corporate Office expenses decreased by $268,000 in 2004, primarily because of decreased legal fees.

          Interest Expense

          During 2004, 2003, and 2002, interest expense totaled $8,662,000, $6,980,000, and $7,158,000, respectively, and cash interest expense totaled $7,144,000, $2,122,000, and $2,644,000, respectively. During 2004, 2003, and 2002, interest expense included amortization of deferred financing expenses of $1,098,000, $610,000, and $440,000, respectively. In addition to the increase related to the amortization of deferred financing expenses, interest expense increased in 2004 because the average amount of debt on which we accrued and paid interest increased to $82,500,000 during 2004 compared $71,600,000 during 2003, principally due to the exchange of our 12% Senior Subordinated Notes for our 12 3/4% Senior Subordinated Notes, pursuant to which $15,029,000 of accrued interest was converted into 12% Senior Subordinated Notes, and because of increased rates of interest on our other indebtedness.

          Gain on the Repurchase of Debt

          During 2004, we recognized pre-tax gains of $8,598,000 on the repurchase of our debt.

          During the second quarter of 2004, we recognized a pre-tax gain of $3,252,000 on the repurchase of our $7,500,000 senior, unsecured note and all accrued interest thereon. Although we repurchased the senior, unsecured note on December 18, 2003, the gain on the repurchase of the senior, unsecured note was deferred and recorded, at December 31, 2003, in current liabilities as “deferred gain on repurchase of debt” because the agreement governing the repurchase of the note provided that the claim could be reinstated if certain events occurred prior to April 20, 2004. Because none of these events occurred prior to April 20, 2004, we recognized the pre-tax gain during the three-month period ended June 30, 2004.

          On October 1, 2004, we repurchased a total of $8,264,000 principal amount of our 12% Senior Subordinated Notes plus interest accrued thereon at an aggregate cost of $2,892,000. After the write-off of deferred financing expenses of $192,000, we realized a pre-tax gain on the repurchase of $5,346,000. The repurchased 12% Senior Subordinated Notes have been cancelled and retired.

          Gain on Sale of Securities

          During the fourth quarter of 2002, we sold the shares of common stock of an insurance company that were received during the fourth quarter of 2001 and realized a pre-tax gain of $248,000 on the sale.

          Income Tax Provision

          The income tax benefit recorded during 2004, consisted of a credit for the adjustment of previously recorded income tax liabilities offset, in part, by a provision for state income tax.

          The 2003 income tax provision consisted of state income taxes.

          The income tax benefit recorded during 2002 resulted from a $643,000 refund of alternative minimum taxes paid in earlier periods, offset, in part, by state income tax expense.

          For additional information concerning income taxes and related matters, see Note 8 to our consolidated financial statements in Part II, Item 8.

Liquidity and Capital Resources

          Operating Activities

          Operating activities of our continuing operations provided $7,068,000 of cash during 2004. Accounts receivable decreased by $561,000, primarily due to decreased levels of business activity in November and December of 2004 compared to November and December of 2003. Inventories increased by $1,158,000 during 2004, due, in part, to the need for additional inventory to better service just-in-time shipping requirements and to provide a safety stock to facilitate the transfer of tooling from our facility in LaGrange, Georgia, which is to be closed, to our facility in Vienna, Ohio; the tooling transfer commenced in January of 2005 and was substantially completed in March 2005. Prepaid expenses and other current assets decreased by $428,000, primarily because of a reduction in the amount of unbilled tooling being manufactured or purchased by us for sale to our customers. Accounts payable increased by $231,000, due primarily to a slowing in the timing of payments to vendors, and during 2004, $1,689,000 of accounts payable were converted into unsecured, amortizing term notes. At December 31, 2004, the unpaid balances on these notes totaled $669,000. At December 31, 2004, and December 31, 2003, accounts payable included outstanding checks of $524,000 and $1,488,000, respectively. During 2004, accrued expenses decreased by $1,154,000, due, in part, to a reduction in accruals for workers’ compensation claims and medical benefits, which resulted primarily from improved claims experience, and a reduction of previously recorded income tax liabilities.

          Investing Activities

          During 2004, investing activities of our continuing operations used net cash of $6,085,000, primarily for capital expenditures. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $5,277,000, $773,000, and $7,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group during 2004 include $198,000 of equipment financed by the vendor of the equipment and $144,000 of equipment financed under a capitalized lease. Capital expenditures for the Rubber Group, and the Metals Group, are currently projected to total $6,037,000, and $305,000, respectively, during 2005. Net cash used by the investing activities of our discontinued operations totaled $440,000. At December 31, 2004, we had outstanding commitments to purchase equipment of approximately $341,000.

          Financing Activities

          During 2004, our financing activities used $580,000 of cash.

          On September 3, 2004, we issued a $7,000,000 note with an increasing interest rate. The Increasing Rate Note is an unsecured obligation that is senior in right of payment to the 12% Senior Subordinated Notes, the 12 3/4% Senior Subordinated Notes, and the 13% Junior Subordinated Notes. The Increasing Rate Note matures on June 30, 2007. Interest is due monthly and is currently being paid at the rate of 13.8% per annum, which we refer to as the Cash Rate. In lieu of paying the Cash Rate, we have the option to pay interest at the rate of 12% in cash and an additional 3.6% in additional Increasing Rate Notes, which we refer to as the PIK Rate. The cash rate will increase by up to 0.6 percentage points on each of September 1, 2005 and 2006 and the PIK Rate will increase by up to 1.2 percentage points on each of September 1, 2005 and 2006. The exact amount of each increase will depend upon the principal amount of the Increasing Rate Note then outstanding. If any payment is not made when due, the Increasing Rate Note will bear interest at a default rate equal to the Cash Rate plus 5% per annum.

          On October 1, 2004, we repurchased $8,264,000 principal amount of our 12% Senior Subordinated Notes plus interest accrued thereon at an aggregate cost of $2,892,000. After the write-off of deferred financing expenses of $192,000, we realized a pre-tax gain on the repurchase of $5,346,000. The repurchased 12% Senior Subordinated Notes have been cancelled and retired.

          During 2004, we entered into an equipment financing lease and vendor equipment financing arrangements totaling $144,000 and $198,000, respectively, with monthly payments over two years, and we converted $1,689,000 of trade accounts payable into unsecured, amortizing term notes with terms ranging from six to nine months and interest payable at rates ranging from 6% to 8%.

          During 2004, we made scheduled monthly payments on our amortizing term notes totaling $6,364,000, cash interest payments of $7,144,000, and paid financing expenses related to new debt and modifications of existing debt of $745,000 that were capitalized.

          On January 27, 2005, we entered into amendments of the loan agreements governing our equipment term loans, our real estate term loan, and our revolving line of credit. The amendments permitted us to borrowing an additional $1,500,000 under our equipment loan agreements, which increased the aggregate amount of equipment term loans to $11,400,000. The amendments also incorporated the following modifications:

•	The monthly principal payments due on our equipment term loans on February 1, 2005, were eliminated and the scheduled monthly principal payments were reduced from $300,000 to $200,000;

•	The option of a Eurodollar rate for our equipment term loans was eliminated;

•	The interest rate on our equipment term loans was increased from the prime rate plus 1 3/4% to the prime rate plus 4 3/4%;

•	Certain financial covenants were modified;

•	$600,000 of reserves against the availability of funds under our revolving line of credit were eliminated; and

•	The revolving line of credit was reduced from $23,500,000 to $20,000,000, subject to availability under a borrowing base formula.

          Liquidity

          We operate with substantial financial leverage and limited liquidity. Our aggregate indebtedness as of December 31, 2004, totaled $78,365,000. During the year ending December 31, 2005, cash interest payments and scheduled principal payments are projected to be approximately $8,189,000 and $4,277,000, respectively.

          We finance our operations with cash from operating activities and a variety of financing arrangements, including equipment term loans, a real estate term loan, and loans under a revolving line of credit, which we refer to collectively as our secured loans. The equipment term loans bear interest at the prime rate plus 4 3/4%. The real estate term loan bears interest at the prime rate plus 5%, subject to a minimum rate of 9 1/4% and requires us to pay a fee of $216,000 on each anniversary of the closing date. Loans under the revolving line of credit bear interest at the prime rate plus 1% or LIBOR plus 3 1/4%, at our option. The revolving loans are limited to 88% of eligible accounts receivable plus 65% of eligible inventories. Our revolving line of credit is currently scheduled to expire on June 30, 2006. All of our secured loans contain cross-default provisions.

          The revolving line of credit and the equipment term loans are secured by first priority liens on substantially all of our assets other than real estate. The real estate term loan is secured by first priority liens on all of our real estate and second priority liens on substantially all of our other assets. At December 31, 2004, availability under the revolving line of credit was reduced by reserves established by the lender, which totaled $1,350,000. During January 2005, $600,000 of reserves were released. The release of the existing reserves is at the discretion of the lender and we cannot predict at this time whether any of the remaining reserves will be released.

          At December 31, 2004, net availability under our revolving line of credit totaled $1,224,000. At March 25, 2005, net availability under our revolving line of credit totaled $1,298,000.

          We have entered into a contract to sell our idle facility in Casa Grande, Arizona, for $2,750,000. If the sale takes place, substantially all of the net proceeds thereof will be applied to reduce our real estate term loan.

          At December 31, 2004, and December 31, 2003, the aggregate principal amount of loans outstanding under the revolving line of credit was $14,509,000 and $12,088,000, respectively. These loans are classified as short-term debt because the revolving line of credit requires that our cash receipts be automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without our approval.

          The agreements governing our secured loans contain certain financial covenants that require us to maintain specified financial ratios as of the end of specified periods, including the maintenance of a minimum level of fixed charge coverage, minimum levels of net worth and EBITDA, and a maximum ratio of debt to EBITDA.

          From time to time, our secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. During 2004 and January 2005, the following modifications were made:

•	Effective March 31, 2004, our two secured lenders amended fixed charge coverage ratios and annual limitations on unfinanced capital expenditures;

•	Effective May 31, 2004, one of our secured lenders waived compliance with a minimum net worth covenant;

•	Effective June 30, 2004, our two secured lenders amended financial covenants, related to minimum net worth, minimum fixed charge coverage, minimum EBITDA, and maximum debt to EBITDA; and

•	Effective January 27, 2005, our two secured lenders further amended financial covenants, related to minimum consolidated EBITDA, minimum Rubber Group EBITDA , fixed charge coverage ratios, and maximum secured debt to EBITDA.

          In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

          The financial covenants, which are set forth in detail in the financing documents, are summarized below as of January 27, 2005, the date of the most recent amendments to the agreements governing the revolving line of credit, the equipment term loans, and the real estate term loan:

•	Fixed Charge Coverage Ratio. The fixed charge coverage ratio is calculated by dividing consolidated EBITDA less capital expenditures by specified fixed charges and is required to be not less than 0.55 for the twelve-month period ended December 31, 2004, and not less than 0.60, 0.80, 0.90, 0.95, and 1.00 for the twelve month periods ending March 31, June 30, September 30, and December 31, 2005, and March 31, 2006, respectively;

•	Net Worth. Stockholders’ deficit plus specified non-cash write-offs must not be less than negative $17,500,000 at each month-end through March 31, 2005; not less than negative $17,300,000 at April 30, 2005, and May 31, 2005, not less than negative $17,000,000 at each month-end from June 30, 2005, through August 31, 2005, not less than negative $16,500,000 at each month-end from September 30, 2005, through November 30, 2005, not less than negative $16,000,000 at December 31, 2005, and not less than negative $15,000,000 at January 31, 2006, and each month-end thereafter;

•	Consolidated EBITDA. Must be not less than $11,500,000 for the twelve-month period ended December 31, 2004, and each twelve-month period ending January 31, February 28, and March 31, 2005; minimum consolidated trailing twelve-month EBITDA increases each month thereafter by $500,000 until it reaches $16,000,000 at December 31, 2005.

•	Rubber Group EBITDA. Must not be less than $5,000,000 for the six-month period ended December 31, 2004, $9,500,000 for the nine-month period ending March 31, 2005, and $13,500,000 and $15,000,000 for the twelve-month periods ending June 30 and September 30, 2005, respectively, and $16,000,000 for the twelve-month period ending on the last day of each calendar quarter thereafter; and

•	Leverage Ratio. The ratio of secured debt plus outstanding letters of credit to consolidated EBITDA must not exceed 3.35 for each twelve-month period, through March 31, 2005, 3.25 for the twelve-month periods ending April 30 and May 31, 2005, 3.10 for the twelve-month period ending June 30, 2005, 2.75 for the twelve-month period ending July 31, 2005, and 2.50 for each trailing twelve-month period ending on the last day of each calendar month thereafter.

          We also have covenants that limit our unfinanced capital expenditures to $6,250,000 per annum and limit the amount of additional secured financing we can incur for the purchase of plant and equipment to $2,500,000 per annum. Although there can be no assurance, we currently believe that this provision will not limit our planned capital expenditures during 2005. We also have other covenants that place restrictions on our business and operations, including covenants relating to the sale of all or substantially all of our assets, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends.

          Although our most recent financial projections indicate that we will not be in violation of any of our financial covenants during 2005, our projections are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from our projected results. As a result, we cannot give any assurance that we will remain in compliance with our financial covenants throughout 2005 and beyond.

          We had a net working capital deficit of $6,870,000 at December 31, 2004, compared to a net working capital deficit of $7,586,000 at December 31, 2003. The net working capital deficit exists primarily because we are required, under U.S. generally accepted accounting principles, to classify the loans outstanding under the revolving line of credit, which totaled $14,509,000 and $12,088,000, at December 31, 2004, and December 31, 2003, respectively, as current liabilities.

          Although there can be no assurance, based on our most recent financial projections, we estimate that we will not require any new borrowings (except for normal borrowings under our revolving line of credit) during the year ending December 31, 2005, other than the new borrowings provided to us pursuant to the January 27, 2005, amendments, to meet our foreseeable working capital, debt service, and capital expenditure requirements. If our cash flow from operations or availability under our existing financing arrangements falls below expectations, we may be forced to seek additional financing, delay certain capital expenditures, reduce certain operating expenses, extend certain trade accounts payable beyond terms that we believe are customary in the industries in which we operate, or consider other alternatives designed to improve our liquidity. Some of these actions could have a material adverse effect on our business.

Contractual Obligations

          The following table summarizes our expected cash outflows from financial contracts and commitments in effect as of December 31, 2004. We have not included information on recurring purchases of raw materials for use in our manufacturing operations. Those amounts are normally consistent from year to year and do not represent a long-term commitment. The dollar amounts set forth in the table below are in thousands.

	Payments Due by Period
			2006 &	2008 &	More than
Contractual Obligations (1) (2)	Total	2005	2007	2009	5 years
Equipment term loans	$10,200	$2,300	$7,900	$–	$–
Real estate term loan	10,350	1,150	9,200	–	–
Subordinated debt	34,524	–	–	34,524	–
Increasing Rate Note	7,000		7,000	–
Other long-term debt	1,350	1,115	210	25	–
Capital lease obligations	274	184	90	–	–
Operating lease obligations	473	226	160	87	–
Purchase obligations (3)	341	341	–	–	–

Total	$64,512	$5,316	$24,560	$34,636	$–

(1)	In addition, we currently project that we will make cash interest payments of $8,189,000 during 2005, and believe that amounts due beyond 2005 are not readily determinable.

(2)	Contractual commitments also include $2,093,000 of outstanding letters of credit, which are not reflected in this chart.

(3)	Represents commitments for the purchase of equipment.

Inflation

          We generally attempt to pass through to our customers fluctuations in raw material costs; however, many of our customers will not accept price increases from us to compensate for increases in labor and overhead expenses that result from inflation. To offset inflationary increases in costs that we cannot pass through to our customers and to maintain or improve our operating margins, we attempt to improve our production efficiencies and manufacturing processes. We believe that, over time, prices are affected by many factors, but that the price we can charge our customers will be governed by the competitive pricing set by the marketplace, rather than by the increase or decrease in any particular component of our cost.

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

You will find information concerning certain other commitments and contingencies affecting us in Note 11, “Commitments and Contingencies,” to our consolidated financial statements in Part II, Item 8.

Quarterly Financial Data

          For quarterly financial data please refer to Note 15, “Quarterly Financial Data,” to our consolidated financial statements in Part II, Item 8.

Critical Accounting Policies and Estimates

          Our accounting policies are more fully described in Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements in Part II, Item 8. As set forth in Note 1, the preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during each reporting period. The accuracy of our estimates is subject to an inherent amount of risk. Future events and their impact on our results of operations or financial position cannot be determined with absolute certainty. Although we strive to use our best judgment in making estimates, actual results could vary materially from our estimates.

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

          Inventory Valuation

          Inventories are valued at the lower of cost (first-in, first-out method) or market. Where appropriate, standard cost systems are used to determine cost and the standards are adjusted as necessary to ensure that standard cost approximates actual cost. We evaluate our inventory on a quarterly and annual basis to ensure that it is properly valued. We write down our inventory where appropriate to provide for losses due to obsolescence, lower of cost or market valuations, excess quantities on hand, and certain other factors. In doing so, we apply consistent practices, which include the identification of potentially unmarketable inventory based on assumptions about future demand and usage rates, specific identification of components that are being replaced with new generation components, actual margins generated from the sales of our components, and historical unit sales volumes.

          Valuation of Long-Lived Assets

          We evaluate long-lived assets, such as plant and equipment and other long-term amortizable assets, for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Changes in technology or in our intended use of these assets, including changes in the primary markets in which we operate, may cause the original estimated useful lives of these assets to change and result in the impairment of these assets.

          To perform our impairment evaluation, we compare the undiscounted projected cash flow before interest and taxes of an asset or group of assets to the carrying value of that asset or asset group. If the projected cash flow is less than the carrying value of the asset or asset group, we recognize an impairment loss equal to the excess, if any, of the carrying value of the asset or asset group over the appraised value of the asset or asset group, net of estimated disposal costs. Although we believe that our estimates of future cash flows are reasonable, changes in assumptions regarding future unit volumes, pricing, operating efficiencies, material, labor, and overhead costs, and other factors could significantly affect our cash flow projections.

          Valuation of Goodwill

          Prior to 2002, we amortized purchased goodwill using the straight-line method principally over 40 years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” (“FAS 142”), which eliminated the amortization of goodwill, but requires that goodwill be tested annually for impairment using a fair value approach. Goodwill is tested annually during the fourth quarter of each year, unless there is a change in circumstances or an adverse event that would indicate impairment at some other time. To assess the value of goodwill, estimates of discounted future cash flow and other factors are considered in order to determine fair value.

          Other

          Other critical accounting policies include estimates used to determine liabilities related to environmental matters, litigation, income taxes, and other contingencies.

          The process of making estimates takes into account historical experience, specific facts and circumstances, present and projected economic and business conditions, projected unit volumes, projected operating efficiencies, and any other relevant factors and assumptions. We reevaluate our estimates whenever factors relevant to the making of the estimates change.

Recently Issued Accounting Standards

          Listed below are recently issued accounting standards and a discussion of how they have affected our consolidated financial statements:

Statement of Financial Accounting Standards No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

          The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) became law on December 8, 2003. The Act provides for a prescription drug benefit under Medicare

Part D and a federal subsidy, effective January 1, 2006, under current law, for plan sponsors who provide an actuarially equivalent prescription drug benefit to retirees. Statement of Financial Accounting Standards No.106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), provides accounting guidance and disclosure for the subsidy, if applicable. Although we currently believe that this legislation may eventually reduce the prescription drug portion of our retiree medical cost, we have not yet made any such determination. The adoption of FAS 106-2 during 2004 did not have any effect on our results of operations or financial position and it is not expected to have any significant effect in 2005.

Statement of Financial Accounting Standards No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4”

          In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory costs, an Amendment of ARB No. 43, Chapter 4” (“FAS 151”), which is effective for our fiscal years beginning on January 1, 2006. Early adoption of FAS 151 is not anticipated. FAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and waste materials (spoilage) should be recognized as current-period charges. FAS 151 also requires that that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We have not determined the potential impact of adopting FAS 151 on January 1, 2006, if any, on our results of operations or financial position.

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“FAS 123 Revised”). FAS 123 Revised is a revision to Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees,” and effectively eliminates the intrinsic value method of accounting for stock options that was available in FAS 123 as originally issued. FAS 123 Revised requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective at the beginning of the third quarter of 2005 and applies to all awards granted after the effective date. We do not anticipate that the adoption of FAS 123 Revised will have a material impact on our results of operations or financial position.

Statement of Financial Position No. 109-1, “Application of Statement of Financial Accounting Standards No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”

          On December 21, 2004, the Financial Accounting Standards Board issued Statement of Financial Position No. 109-1, “Application of Statement of Financial Accounting Standards No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SOP 109-1”). The American Jobs Creation Act provides for a specified tax credit on qualified production activities beginning in 2005. SOP 109-1 clarifies that the specified tax credit should be accounted for as a special tax deduction in accordance with Statement of Financial Accounting Standard No.109, “Accounting for Income Taxes.” We currently believe that the application of SOP 109-1 will not have any impact on our taxable income or loss or on our financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.

          At December 31, 2004, we had $35,509,000 of outstanding floating rate debt at interest rates equal to either LIBOR plus 3 1/4%, LIBOR plus 4%, the prime rate plus 1%, the prime rate plus 4 3/4%, or the prime rate plus 5%. On January 27, 2005, the option to pay interest at the rate of LIBOR plus 4% on our equipment term loans was eliminated. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

          At December 31, 2004, we had outstanding $43,306,000 of fixed-rate, long-term debt with a weighted-average interest rate of 12.1%, of which $158,000 had matured.

          We currently estimate that our monthly cash interest expense during 2005 will be approximately $680,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $28,000.

          For further information about our indebtedness, we recommend that you also read Note 5, “Debt,” to our consolidated financial statements in Part II, Item 8 of this Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Lexington Precision Corporation and subsidiaries at December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule contained in Part IV, Item 15 (a) 2, of the Company’s report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and its subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, effective July 1, 2003, the Company changed its method of accounting for its $8 Cumulative Convertible Preferred Stock, Series B, in accordance with the adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

/s/ Ernst & Young LLP

Cleveland, Ohio
March 29, 2005

LEXINGTON PRECISION CORPORATION

Consolidated Statements of Operations

(thousands of dollars, except per share data)

	Years Ended December 31
	2004	2003	2002
Net sales	$110,353	$113,231	$112,363
Cost of sales	98,304	99,773	97,571

Gross profit	12,049	13,458	14,792

Selling and administrative expenses	7,383	7,904	7,981
Impairment of goodwill	—	47	—
Plant closure costs	—	—	609

Income from operations	4,666	5,507	6,202

Other income (expense):
Gain on repurchase of debt	8,598	—	—
Gain on sale of securities	—	—	248
Interest expense	(8,662)	(6,980)	(7,158)

Income (loss) from continuing operations before income tax	4,602	(1,473)	(708)

Income tax provision (benefit)	(196)	76	(538)

Income (loss) from continuing operations	4,798	(1,549)	(170)

Loss from discontinued operations	(3,208)	(4,653)	(1,397)

Income (loss) before cumulative effect of a change in accounting principle	1,590	(6,202)	(1,567)

Cumulative effect of a change in accounting principle	—	(247)	—

Net income (loss)	$1,590	$(6,449)	$(1,567)

Basic and diluted income (loss) per share of common stock:

Continuing operations	$0.97	$(0.35)	$(0.03)
Discontinued operations	(0.65)	(0.96)	(0.29)
Cumulative effect of a change in accounting principle	—	(0.05)	—

Net income (loss)	$0.32	$(1.36)	$(0.32)

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION

Consolidated Balance Sheets

(thousands of dollars)

	December 31
	2004	2003
Assets:

Current assets:
Cash	$17	$178
Accounts receivable, net of allowances of $537,000 and $545,000, respectively	15,322	15,883
Inventories, net of allowances of $845,000 and $931,000, respectively	8,791	7,633
Prepaid expenses and other current assets	1,665	2,093
Deferred income taxes	1,090	1,360
Assets of discontinued operations	2,022	2,954

Total current assets	28,907	30,101

Plant and equipment:
Land	2,074	2,074
Buildings	19,450	19,301
Equipment	107,961	103,457

	129,485	124,832
Accumulated depreciation	93,428	86,638

Plant and equipment, net	36,057	38,194

Goodwill, net	7,623	7,623

Assets of discontinued operations	2,754	4,438

Other assets, net	3,036	3,331

	$78,377	$83,687

See notes to consolidated financial statements	(continued on next page)

LEXINGTON PRECISION CORPORATION

Consolidated Balance Sheets (continued)
(thousands of dollars)

	December 31
	2004	2003
Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$9,753	$9,522
Accrued expenses, excluding interest	4,839	5,993
Accrued interest expense	975	314
Deferred gain on repurchase of debt	—	3,252
Short-term debt	14,667	12,246
Current portion of long-term debt	4,749	5,585
Liabilities of discontinued operations	794	775

Total current liabilities	35,777	37,687

Long-term debt, excluding current portion	58,949	63,681

Deferred income taxes	1,090	1,360

Other long-term liabilities	436	451

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 4,931,767 shares issued at December 31, 2004, and December 31, 2003	1,233	1,233
Additional paid-in-capital	13,169	13,169
Accumulated deficit	(32,277)	(33,894)

Total stockholders’ deficit	(17,875)	(19,492)

	$78,377	$83,687

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION

Consolidated Statements of Stockholders’ Deficit

(thousands of dollars)

		Additional		Total
	Common	Paid-in-	Accumulated	Stockholders’
	Stock	Capital	Deficit	Deficit
Balance at January 1, 2001	$1,207	$12,960	$(23,703)	$(9,536)

Net loss	—	—	(2,151)	(2,151)
Amortization of restricted stock grants	—	—	28	28

Balance at December 31, 2001	1,207	12,960	(25,826)	(11,659)

Net loss	—	—	(1,567)	(1,567)
Amortization of restricted stock grants	—	—	27	27

Balance at December 31, 2002	1,207	12,960	(27,366)	$(13,199)

Net loss	—	—	(6,449)	(6,449)
Amortization of restricted stock grants	—	—	27	27
Conversion of interest payable on junior subordinated notes into 103,731 shares of common stock	26	209	—	235
Dividends on preferred stock	—	—	(106)	(106)

Balance at December 31, 2003	1,233	13,169	(33,894)	(19,492)

Net income			1,590	1,590
Amortization of restricted stock grants			27	27

Balance at December 31, 2004	$1,233	$13,169	$(32,277)	$(17,875)

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION

Consolidated Statements of Cash Flows

(thousands of dollars)

	Years Ended December 31
	2004	2003	2002
Operating activities:
Income (loss) from continuing operations	$4,798	$(1,549)	$(170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,140	8,573	9,649
Amortization included in operating expense	304	382	598
Amortization included in interest	1,098	610	440
Impairment of goodwill	—	47	—
Gain on repurchase of debt	(8,598)	—	—
Gain on sales of marketable securities	—	—	(248)
Current year interest expense converted to debt	—	3,953	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	561	(376)	1,112
Inventories, net	(1,158)	301	(136)
Prepaid expenses and other assets	310	850	(360)
Accounts payable	1,920	413	(1,050)
Accrued expenses, excluding interest	(1,154)	67	620
Accrued interest expense	827	164	4,137
Other long term liabilities	104	(33)	158
Other	(84)	68	16

Net cash provided by continuing operations	7,068	13,470	14,766
Net cash provided (used) by discontinued operations	(135)	(2,351)	1,465

Net cash provided by operating activities	6,933	11,119	16,231

Investing activities:
Purchases of plant and equipment	(5,715)	(4,966)	(3,401)
Proceeds from sales of marketable securities	—	—	1,522
Decrease (increase) in equipment deposits	27	(61)	345
Proceeds from sales of equipment	271	23	21
Expenditures for tooling owned by customers	(650)	(148)	(368)
Other	(18)	374	328

Net cash used by continuing operations	(6,085)	(4,778)	(1,553)
Net cash used by discontinued operations	(440)	(75)	(1,551)

Net cash used by Investing activities	(6,525)	(4,853)	(3,104)

Financing activities:
Net increase (decrease), in borrowings under revolving line of credit	2,421	(3,347)	(750)
Proceeds from issuance of debt	7,000	25,000	—
Repayment of long-term debt	(6,364)	(21,548)	(10,194)
Repurchase of debt	(2,892)	(5,550)	—
Payment of deferred financing expenses	(745)	(2,279)	—
Other	—	(106)	(619)

Net cash used by financing activities	(580)	(7,830)	(11,563)

Net increase (decrease) in cash	(172)	(1,564)	1,564
Cash at beginning of year	189	1,753	189

Cash at end of year	$17	$189	$1,753

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

     During 2004, the Company committed to a plan to sell the assets and business, or to close its die casting division. The results of operations and assets and liabilities of the die casting division are classified as discontinued operations in the Company’s consolidated financial statements. Unless otherwise indicated all disclosures and amounts relate solely to continuing operations.

     Certain reclassifications have been made to the financial statements for prior years in order to conform to the current year’s presentation.

     Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities in the consolidated financial statements. Actual results could differ from those estimates.

     Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):

	December 31
	2004	2003
Finished goods	$4,142	$3,475
Work in process	2,372	1,570
Raw materials	2,277	2,588

	$8,791	$7,633

     Plant and Equipment

     Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (15 to 32 years for buildings and 3 to 8 years for equipment). When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated. Maintenance and repair expenses are charged as incurred, while major improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repair expenses were $5,552,000, $5,733,000, and $5,961,000 for 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Valuation of Long-Lived Assets

     The Company evaluates long-lived assets, such as plant and equipment and other long-term amortizable assets, for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. When performing this evaluation, the Company compares the undiscounted, projected cash flow of an asset or group of assets to the carrying value of such asset or asset group. If such cash flow is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess, if any, of the carrying value of the asset or asset group over the appraised value of the asset or asset group, net of estimated disposal costs. Although the Company believes that its projections of future cash flows are reasonable, changes in assumptions regarding future unit volumes, pricing, operating efficiencies, material, labor, and overhead costs, and other factors could significantly affect the Company’s cash flow projections. During the fourth quarter of 2003, the Company tested the long-lived assets of its die casting division for impairment and, as a result thereof, recorded an impairment charge of $2,427,000 to reduce the carrying value of the long-lived assets of the division to their estimated fair value at that time. During 2004, the Company committed to a plan to discontinue the operations of the die casting division and recognized pre-tax impairment charges of $1,595,000 to reduce the value of the division’s assets to estimated fair value, which approximates the projected proceeds to be realized on the disposition of the assets, net of selling costs. For additional information, see Note 14, “Discontinued Operations.”

     Goodwill

     Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable assets acquired, net of the fair value of liabilities assumed. Tests for impairment of goodwill are performed, using a fair value approach, during the fourth quarter of each year, and at other times when there is a change in circumstances or an adverse event that would indicate impairment. To assess the value of goodwill, an estimate of future cash flows and other factors are considered in order to determine fair value. During 2003, the Company performed its annual impairment test and determined that the goodwill associated with the Metals Group was impaired; as a result, the Company recorded a provision of $208,000 to write off all of the unamortized goodwill of the Metals Group, of which $161,000 has been classified as discontinued operations. At December 31, 2004 and 2003, there was $7,623,000 of unamortized goodwill recorded as an asset in the Company’s consolidated balance sheet, all of which related to the Rubber Group.

     Deferred Financing Expenses

     Deferred financing expenses are amortized over the lives of the related debt instruments.

Research and Development Expenses

     Research and development expenses are expensed as incurred. These costs totaled $991,000, $1,168,000, and $924,000 during 2004, 2003, and 2002, respectively.

Net Income or Loss per Common Share

     Basic net income or loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net income or loss per share is calculated after giving effect to all potential common shares that were dilutive, using the treasury stock method. Potential common shares are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities (convertible preferred stock and warrants to purchase common stock) that do not have a current right to participate in earnings but could in the future by virtue of their terms.

     Revenue Recognition

     All of the Company’s revenues result from the sale of rubber and metal components. The Company recognizes revenue from the sale of components when title and risk of loss pass to the customer according to shipping schedules and terms of sale mutually agreed to by the Company and its customers. Shipping and handling costs are typically paid by the customer. If paid by the Company, shipping and handling costs are included in cost of sales.

Recently Issued Accounting Standards

     Listed below are recently issued accounting standards and a discussion of how they have affected the Company’s consolidated financial statements:

Statement of Financial Accounting Standards No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) became law on December 8, 2003. The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy, effective January 1, 2006, under current law, for plan sponsors who provide actuarially equivalent prescription drug benefits to retirees on and after January 1, 2006. Statement of Financial Accounting Standards No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), provides accounting guidance and disclosure for the subsidy, if applicable. Although the Company currently believes that this legislation may eventually reduce the prescription drug portion of its retiree medical cost, it has not yet made any such determination. The adoption of FAS 106-2 during 2004 did not have any effect on the Company’s results of operations or financial position and it is not expected to have any significant effect in 2005.

Statement of Financial Accounting Standards No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4”

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory costs, an Amendment of ARB No. 43, Chapter 4” (“FAS 151”), which is effective for fiscal years beginning on January 1, 2006. Early adoption of FAS 151 is not anticipated. FAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and waste materials (spoilage) should be recognized as current-period charges. FAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has not yet determined the potential impact of adopting FAS 151 on January 1, 2006, if any, on its results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“FAS 123 Revised”). FAS 123 Revised is a revision to Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees,” and effectively eliminates the intrinsic value method of accounting for stock options that was available in FAS 123 as originally issued. FAS 123 Revised requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective at the beginning of the third quarter of 2005 and applies to all awards granted after the effective date. The Company does not anticipate that the adoption of FAS 123 Revised will have any a material impact on its results of operations or financial position.

Statement of Financial Position No. 109-1, “Application of Statement of Financial Accounting Standards No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”

     On December 21, 2004, the Financial Accounting Standards Board issued Statement of Financial Position No. 109-1, “Application of Statement of Financial Accounting Standards No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SOP 109-1”). The American Jobs Creation Act provides for a specified tax credit on qualified production activities beginning in 2005. SOP 109-1 clarifies that the specified tax credit should be accounted for as a special tax deduction in accordance with Statement of Financial Accounting Standard No.109, “Accounting for Income Taxes.” The Company currently believes that SOP 109-1 will not have any impact on its results of operations or financial position.

Note 2 — Prepaid Expenses and Other Current Assets

     At December 31, 2004 and 2003, other current assets included $306,000 and $715,000, respectively, of tooling manufactured or purchased by the Company pursuant to purchase orders issued by its customers. Upon customer approval of the components produced by such tooling, which normally takes less than 90 days, the customer is obligated to pay for the tooling in accordance with previously agreed-upon terms.

Note 3 — Other Noncurrent Assets

     The Company has paid a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce components under long-term supply arrangements. The payments have been recorded as a noncurrent asset and are being amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 2004 and 2003, other noncurrent assets included $746,000 and $728,000, respectively, representing the unamortized portion of such capitalized payments. During 2004, 2003, and 2002, the Company amortized $274,000, $354,000, and $570,000, respectively, of such capitalized payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Accrued Expenses, excluding Interest Expense

     Accrued expenses, excluding interest expense, at December 31, 2004 and 2003, are summarized below (dollar amounts in thousands):

	December 31
	2004	2003
Employee fringe benefits	$2,762	$3,768
Salaries and wages	1,065	931
Taxes	195	445
Other	817	849

	$4,839	$5,993

Note 5 — Debt

     Debt at December 31, 2004 and 2003, is set forth below (dollar amounts in thousands):

	December 31
	2004	2003
Short-term debt:
Revolving line of credit	$14,509	$12,088
12 3/4% Senior Subordinated Notes	158	158

Subtotal	14,667	12,246
Current portion of long-term debt	4,749	5,585

Total short-term debt	19,416	17,831

Long-term debt:
Equipment term loans	10,200	13,500
Real estate term loan	10,350	11,500
12% Senior Subordinated Notes	34,177	42,441
13% Junior Subordinated Note	347	347
Increasing Rate Note	7,000	–
Unsecured, amortizing term notes	669	104
Capital lease obligations	275	573
Series B Preferred Stock	623	594
Other	57	207

Subtotal	63,698	69,266
Less current portion	(4,749)	(5,585)

Total long-term debt	58,949	63,681

Total Debt	$78,365	$81,512

     Revolving Line of Credit

     At December 31, 2004, the Company had outstanding loans of $14,509,000, outstanding letters of credit of $2,093,000, and net unused availability of $1,224,000 under the revolving line of credit. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revolving line of credit expires on June 30, 2006. Loans under the revolving line of credit bear interest at either the prime rate plus 1% or the London Interbank Offered Rate (“LIBOR”) plus 3 1/4%, at the Company’s option. The loans outstanding under the revolving line of credit are classified as short-term debt because the revolving line of credit provides that the Company’s cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the Company’s approval. Loans under the revolving line of credit are limited to 88% of eligible accounts receivable plus 65% of eligible inventories, less outstanding letters of credit and any reserves established by the lender. All loans and reimbursement obligations with respect to letters of credit under the revolving line of credit are secured by first priority liens on substantially all of the Company’s assets other than real estate.

     At December 31, 2004, the Company’s availability under the revolving line of credit was reduced by $1,350,000 of reserves established by the lender. In connection with amendments to certain of the Company’s loan agreements on January 27, 2005, $600,000 of these reserves were released. The release of the balance of the reserves is at the discretion of the lender, and the Company cannot predict at this time whether any of the remaining reserves will be released.

     At December 31, 2004, 2003, and 2002, the weighted-average interest rates on borrowings under the revolving line of credit were 6 1/4%, 5%, and 5 1/4%, respectively.

     Equipment Term Loans

     The equipment term loans were originally payable in monthly installments of $300,000 each, with interest at either the prime rate plus 1 1/2% or LIBOR plus 3 3/4%, at the Company’s option. On January 27, 2005, the Company and the lender amended the terms of the agreement governing the equipment term loans. The amendment permitted the Company to borrowing an additional $1,500,000 under its equipment loan agreement, which increased the equipment term loans to $11,400,000, eliminated the principal payment due February 1, 2005, reduced the scheduled monthly principal payments to $200,000 commencing March 1, 2005, eliminated the option of a Eurodollar rate for the equipment term loans, and increased the interest rate to the prime rate plus 4 3/4%. At December 31, 2004, the interest rate on the equipment term loans was 6 3/4%. The unpaid balance of the equipment term loans is payable on June 30, 2006, if the revolving line of credit is not extended. The equipment term loans are secured by first priority liens on substantially all of the Company’s assets other than real estate.

     Real Estate Term Loan

     The real estate term loan is payable in monthly installments of $96,000 each from January 1, 2004, through June 1, 2006, with the unpaid balance due on June 30, 2006. The Company has the option to extend the loans to June 30, 2007, on the same terms, provided that the revolving line of credit is also extended from June 30, 2006, to June 30, 2007. The real estate term loan bears interest at the prime rate plus 5%, subject to a minimum of 9 1/4%, and requires the Company to pay a fee of $216,000 on each anniversary of the closing date. The real estate term loan is secured by first mortgages on substantially all of the Company’s real estate and by second priority liens on substantially all of the Company’s other assets. The real estate term loan contains a provision that permits the lender to accelerate the loan if there is a material adverse change in the Company’s financial condition, business, or operating performance. At December 31, 2004, the interest rate on the real estate term loan was 10 1/4%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Increasing Rate Note

     On September 3, 2004, the Company issued a $7,000,000 note with an increasing rate of interest. The Increasing Rate Note is an unsecured obligation of the Company that is senior in right of payment to the 12% Senior Subordinated Notes, the 12 3/4% Senior Subordinated Notes, and the 13% Junior Subordinated Notes. The Increasing Rate Note matures on June 30, 2007. Interest is due monthly and is currently being paid at the rate of 13.8% per annum (the “Cash Rate”). In lieu of paying the Cash Rate, the Company has the option to pay interest at the rate of 12% in cash and an additional 3.6% in additional Increasing Rate Notes (the “PIK Rate”). The Cash Rate will increase by up to 0.6 percentage points on each of September 1, 2005 and 2006, and the PIK Rate will increase by up to 1.2 percentage points on each of September 1, 2005 and 2006. The exact amount of each increase will depend upon the principal amount of the Increasing Rate Note then outstanding.

     12 3/4% Senior Subordinated Notes

     The 12 3/4% Senior Subordinated Notes matured on February 1, 2000, and are unsecured obligations of the Company that are subordinated to all of the Company’s existing and future senior debt. In December 2003, 99.3% of the 12 3/4% Senior Subordinated Notes then outstanding were exchanged for units consisting of 12% Senior Subordinated Notes and warrants to purchase common stock. The remaining $158,000 of 12 3/4% Senior Subordinated Notes that did not participate in the exchange remained outstanding at December 31, 2004.

     12% Senior Subordinated Notes

     The 12% Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company’s existing and future senior debt. Interest on the 12% Senior Subordinated Notes is payable quarterly on February 1, May 1, August 1, and November 1. On October 1, 2004, the Company purchased $8,264,000 principal amount of its 12% Senior Subordinated Notes plus interest accrued thereon for $2,892,000. See Note 13, “Gain on the Repurchase of Debt.”

     13% Junior Subordinated Note

     The 13% Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all existing and future secured and senior, unsecured debt of the Company, the 12 3/4% Senior Subordinated Notes, and the 12% Senior Subordinated Notes.

     Unsecured, Amortizing Term Notes

     The unsecured, amortizing term notes mature in 2005, and bear interest at rates varying from 6% to 8%. At December 31, 2004, the weighted average interest rate on the notes was 7.8%.

     Capital Lease Obligations

     Capital lease obligations relate to the purchase of equipment used in the Company’s manufacturing operations. During 2004, the Company entered into capital leases totaling $144,000. At December 31, 2004, the Company’s consolidated balance sheet included equipment held under capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leases with a cost of $1,146,000 and related accumulated depreciation of $252,000. The future minimum lease payments under the terms of the various capital leases are set forth below under the heading “Scheduled Maturities of Long-Term Debt.” Amortization of assets recorded as capital leases is included in depreciation expense.

     Series B Preferred Stock

     At December 31, 2004, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $623,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company failed to make scheduled redemptions in the aggregate amount of $450,000 on November 30, 2000, 2001, 2002, 2003, and 2004.

     During 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”), which established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer that have characteristics of both liabilities and equity. As a result of the adoption of FAS 150, the Company began to classify the Series B Preferred Stock as debt in the consolidated financial statements and recognized a pre-tax charge of $247,000 to increase the carrying value of the Series B Preferred Stock to its fair value. Subsequent to adoption, increases in the fair value of the Series B Preferred Stock and payments of quarterly dividends have been recorded by monthly charges to interest expense.

     Non-Cash Investing and Financing Activities

     The Company purchased equipment under capitalized lease obligations in the amount of $144,000, $720,000, and $365,000, during 2004, 2003, and 2002, respectively, and obtained seller financing for the purchase of equipment in the aggregate amount of $198,000 in 2004 and $247,000 in 2002.

     Restrictive Covenants

     The agreements governing the revolving line of credit, the equipment term loans, and the real estate term loan contain certain financial covenants that require the Company to maintain specified financial ratios as of the end of specified periods, including the maintenance of a minimum level of fixed charge coverage, minimum levels of net worth and EBITDA, and a maximum ratio of debt to EBITDA. The Company also has covenants that limit its unfinanced capital expenditures to $6,250,000 per annum and limit the amount of additional secured financing that it can incur for the purchase of plant and equipment to $2,500,000 per annum. Although there can be no assurance, the Company currently believes that this provision will not limit its planned capital expenditures during 2005. The Company also has other covenants that place restrictions on its business and operations, including covenants relating to the sale of all or substantially all of its assets, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     From time to time, the Company’s secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in its various financing agreements in order to maintain or otherwise ensure the Company’s current or future compliance.

•	Effective March 31, 2004, the Company’s two secured lenders amended fixed charge coverage ratios and annual limitations on unfinanced capital expenditures;

•	Effective May 31, 2004, one of the Company’s secured lenders waived compliance with a minimum net worth covenant;

•	Effective June 30, 2004, the Company’s two secured lenders amended financial covenants, related to minimum net worth, minimum fixed charge coverage, minimum EBITDA, and maximum debt to EBITDA; and

•	Effective January 27, 2005, the Company’s two secured lenders further amended financial covenants, related to minimum consolidated EBITDA, minimum Rubber Group EBITDA, fixed charge coverage ratios, and maximum secured debt to EBITDA.

     In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

     Fair Value of Financial Instruments

     The Company believes that, at December 31, 2004, the fair values of the loans outstanding under the revolving line of credit, the equipment term loans, and the real estate term loan approximated the principal amounts of such loans.

     On October 1, 2004, the Company repurchased a total of $8,264,000 principal amount of its 12% Senior Subordinated Notes plus interest accrued thereon at an aggregate cost of $2,892,000. The Company is unaware of any other trading activity in the 12% Senior Subordinated Notes or the 12 3/4% Senior Subordinated Notes since January 1, 2001. The Company believes that it has no basis to express an opinion as to the fair market value of 12% Senior Subordinated Notes, 12 3/4% Senior Subordinated Notes, the 13% Junior Subordinated Note, the Increasing Rate Note, or the Series B Preferred Stock.

     Financial Leverage and Liquidity

     The Company operates with substantial financial leverage and limited liquidity. Aggregate indebtedness as of December 31, 2004, totaled $78,365,000. During 2005, interest and scheduled principal payments are projected to be approximately $8,189,000 and $4,277,000, respectively.

     Cash Interest Paid

     Cash interest paid during 2004, 2003, and 2002 totaled $7,144,000, $2,122,000, and $2,644,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Scheduled Maturities of Long-Term Debt

     Scheduled maturities of long-term debt and capital lease obligations for the years ending December 31 are listed below (dollar amounts in thousands):

		Capital
	Long-Term	Lease
	Debt	Obligations	Total
2005	$4,565	$184	$4,749
2006	17,236	86	17,322
2007	7,074	4	7,078
2008	25	–	25
2009	34,524	–	34,524

	$63,424	$274	$63,698

Note 6 — Common Stock, Warrants, and Other Equity Securities

     Common Stock, $.25 Par Value

     At December 31, 2004, 2003, and 2002, there were 4,931,767, 4,931,767 and 4,828,036 shares of the Company’s common stock outstanding, respectively, and 48,889 shares were reserved for issuance on the conversion of the Series B Preferred Stock. In connection with the completion of the Company’s debt refinancing on December 18, 2003, the Company exchanged 103,731 shares of its common stock for the $235,000 of interest that was accrued and unpaid on its then outstanding junior subordinated notes.

     Warrants

     At December 31, 2004 and 2003, there were outstanding 345,237 and 427,877 warrants, respectively, each of which entitles the holder to purchase one share of the Company’s common stock at $3.50 per share from August 1, 2005, through August 1, 2009. The Company issued 424,410 of the warrants in connection with the exchange of its 12 3/4% Senior Subordinated Notes due February 1, 2000, for units consisting of warrants and 12% Senior Subordinated Notes due August 1, 2009, and 3,467 of the warrants in connection with the exchange of its 14% Junior Subordinated Notes for units consisting of warrants and new 13% Junior Subordinated Notes due November 1, 2009. On October 1, 2004, the Company repurchased units comprising $8,264,000 principal amount of its 12% Senior Subordinated Notes and 82,640 warrants, which were subsequently retired. The warrants will trade only as part of a unit with the 12% Senior Subordinated Notes or the 13% Junior Subordinated Notes, as the case may be, until August 1, 2005, at which time the warrants can be separated from the notes. Because the exercise price of the warrants substantially exceeded the market price of the Company’s common stock at the date of issuance, the Company concluded that the warrants had negligible value.

     Other Authorized Preferred Stock

     The Company’s restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% Cumulative Convertible Preferred Stock, Series A, par value $100 per share. No shares of this preferred stock have been issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s restated certificate of incorporation also provides that the Company is authorized to issue 2,500,000 shares of other preferred stock having a par value of $1 per share. No shares of this preferred stock have been issued.

Note 7 — Employee Benefit Plans

     Retirement and Savings Plan

     The Company maintains a retirement and savings plan pursuant to Section 401 of the Internal Revenue Code (a “401(k) plan”). All employees of the Company are entitled to participate in the 401(k) plan after meeting the eligibility requirements. Effective January 1, 2003, employees may generally contribute up to 60% of their annual compensation but not more than prescribed dollar amounts established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee’s compensation, are matched 50% by the Company. During 2004, 2003, and 2002, matching contributions made by the Company totaled $507,000, $504,000, and $520,000, respectively. Company contributions to the 401(k) plan vest at a rate of 20% per year commencing after the participant’s second year of service until the participant becomes fully vested after six years of service.

     Incentive Compensation Plan

     The Company has an incentive compensation plan that provides for the payment of annual cash bonus awards to certain officers and key employees of the Company if specified targets are met. The Compensation Committee of the Company’s Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the incentive compensation plan and approves the cash bonus awards. Bonus awards for eligible divisional employees are typically based upon the attainment of predetermined targets for earnings before interest, taxes, depreciation, and amortization (“EBITDA”) at each division. Bonus awards for corporate officers are typically based upon the attainment of predetermined consolidated EBITDA targets. The consolidated financial statements include provisions for bonuses totaling $641,000, $569,000, and $623,000 for 2004, 2003, and 2002, respectively.

     Postretirement Benefits other than Pensions

     The Company maintains programs to fund certain costs related to a prescription drug card program for a closed group of retirees of one of its former divisions and to fund limited medical costs for certain retirees of one of its divisions. At December 31, 2004, the Company’s accumulated postretirement benefit obligation totaled $322,000. Prior to January 1, 2004, the Company amortized its transition obligation over the remaining life expectancy of the participants, which equated to an annual rate of $23,000. Effective January 1, 2004, the Company revised the life expectancy of the participants in the prescription drug program and, as a result, the Company began to amortize its unamortized transition obligation at the rate of $20,000 per year during 2004. The Company measures its post-retirement benefit obligation on January 1 of each year.

     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) became law on December 8, 2003. The Act provides for a prescription drug benefit under Medicare Part D and contains a federal subsidy, effective January 1, 2006, to plan sponsors who provide actuarially equivalent prescription drug benefit to retirees. The Company has not yet determined if the prescription drug benefit it provides to a closed group of retirees is actuarially equivalent to the benefits provided for in the Act. As a result, the possible effects of the Act are not reflected in the obligations or net annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

postretirement benefit cost set forth below. During 2004 and 2003, the Company paid $14,000 and $15,000, respectively, for retiree prescription drug benefits.

     A reconciliation of the changes in the Company’s post-retirement obligations at December 31, 2004 and 2003, is set forth below (dollar amounts in thousands):

	December 31
	2004	2003
Accumulated postretirement benefit obligation at beginning of year	$332	$411
Interest cost	19	26
Benefits paid	(36)	(43)
Actuarial loss (gain)	7	(62)

Accumulated postretirement benefit obligation at end of year	322	332
Plan assets at fair market value	–	–

Unfunded accumulated postretirement benefit obligation at end of year	322	332
Unrecognized transition obligation	(79)	(99)
Unrecognized net gain	52	64

Accrued benefit cost	$295	$297

     Net annual postretirement benefit costs for 2004, 2003, and 2002, are summarized below (dollar amounts in thousands):

	Years Ended December 31
	2004	2003	2002
Interest cost	$19	$26	$28
Net amortization and deferral	15	22	54

Net annual postretirement benefit cost	$34	$48	$82

     The weighted-average annual rate of increase in the per capita cost of covered benefits for the prescription drug card program is assumed to be 10% in 2005 and is projected to decrease gradually thereafter until it reaches 5% in 2012. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company’s program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in health care costs. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 2004 and 2003, was 6% and 6 1/4%, respectively.

Note 8 — Income Taxes

     Income taxes are accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

files a consolidated federal income tax return with its wholly-owned subsidiary. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     The components of the provisions for income taxes related to continuing operations in 2004, 2003, and 2002, are set forth below (dollar amounts in thousands):

	Years Ended December 31
	2004	2003	2002
Current:
Federal	$(328)	$–	$(643)
State	132	76	105

	(196)	76	(538)
Deferred:
Federal	–	–	–

Income tax provision (benefit)	$(196)	$76	$(538)

     The federal income tax benefit recorded during 2004, consisted of an adjustment of previously recorded federal income tax liabilities.

     The federal income tax benefit recorded during 2002 resulted from a refund of alternative minimum taxes totaling $643,000 that were paid in earlier periods.

     Excluding the receipt of refunds of prior years’ income taxes, income taxes paid during 2004, 2003, and 2002 totaled $84,000, $103,000, and $80,000, respectively.

     The difference between the Company’s income tax provision (benefit) for income (loss) from operations in 2004, 2003, and 2002 and the income taxes that would have been payable at the federal statutory rate for income (loss) from operations is reconciled as follows (dollar amounts in thousands):

	Years Ended December 31
	2004	2003	2002
Federal statutory income tax provision	$1,564	$(501)	$(241)
Change in valuation allowance	(1,542)	718	(409)
Adjustment of tax liabilities	(328)
Nondeductible goodwill	–	16	–
State income taxes, net of federal benefit	87	50	78
Other	23	(207)	34

Income tax provision (benefit)	$(196)	$76	$(538)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 (dollar amounts in thousands):

	December 31
	2004	2003
Deferred tax assets:
Net operating losses and tax credit carryforwards:
Federal net operating losses	$5,566	$6,714
State net operating losses	1,852	1,942
Federal alternative minimum taxes	864	864
Investment tax credit	100	100
Other tax credit	81	81

Total tax carryforwards	8,463	9,701
Deductible temporary differences:
Impairment of long-lived assets	693	693
Accounts receivable and inventory reserves	470	520
Tax inventory over book	193	159
Compensation accruals	542	318
Other accruals	398	381
Other	129	118

Total deferred tax assets	10,888	11,890
Valuation allowance	(8,121)	(8,925)

Net deferred tax assets	2,767	2,965
Deferred tax liabilities:
Tax over book depreciation	2,767	2,965

Net deferred taxes	$–	$–

     During 2004, the Company’s valuation allowance decreased by $804,000, primarily due to the net income reported by the Company for calendar 2004.

     At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of $16,370,000, which expire in the years 2005 through 2022, alternative minimum tax net operating loss carryforwards of $7,838,000, which can be used to reduce future taxable income for purposes of calculating alternative minimum taxable income, if any, without any time limitation, and alternative minimum tax credit carryforwards of $864,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The expiration of the Company’s federal net operating loss carryforwards by year of expiration is set forth in the table below (dollar amounts in thousands):

2005	$319
2006	3,473
2007	1,246
2008	–
2009	–
Thereafter	11,332

Total federal net operating loss carryforwards	$16,3707

Note 9 — Segments

     Description of Segments and Products

     The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group produces seals used in automotive wiring systems, insulators for automotive ignition wire sets, and components for medical devices. The Metals Group machines components from aluminum, brass, and steel bars for sale primarily to automotive suppliers. During 2004, the Company committed to a plan to discontinue the operations of its die casting division, which is one of two operating units that comprise the Metals Group segment. In the following table, information related to the die casting division has been excluded. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States. At December 31, 2004, approximately 34.9% of the Company’s employees were subject to collective bargaining agreements that expire in 2007 and 2008.

     Measurement of Segment Profit or Loss

     The Company evaluates its performance based upon several measures, including income from operations, EBITDA, and asset utilization.

     The accounting policies of the Company’s operating segments are the same as those described in Note 1, “Summary of Significant Accounting Policies,” except that debt, deferred financing expenses, interest expense, and income tax expense are recorded at the Corporate Office. Also, Corporate Office expenses that are not considered direct expenses of the Rubber Group or the Metals Group are not allocated to those segments.

     Factors Management Used to Identify Reportable Segments

     Although all of the Company’s production facilities are similar manufacturing operations, selling to similar customers, the Company presents financial data for the Rubber Group and the Metals Group because of the significant difference in financial performance between those businesses.

     Industry Concentration; Reliance on Large Customers and Credit Risk

     During 2004, 2003, and 2002, net sales from continuing operations to customers in the automotive industry totaled $97,902,000, $97,146,000, and $96,458,000, respectively, which represented 88.7%, 85.8%, and 85.9%, respectively, of the Company’s net sales. At December 31, 2004 and 2003,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts receivable from automotive industry customers totaled $15,248,000 and $15,166,000, respectively. The Company operates primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a sudden and an adverse affect on the operating results and financial condition of the Company’s customers, and, in turn, the collectibility of the Company’s accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of customer financial statements, and discussions with customer management as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations of the financial condition of the Company’s customers. The Company generally does not require collateral from its customers to support the extension of trade credit. At December 31, 2004 and 2003, the Company had reserves for credit losses of $537,000 and $545,000, respectively. At December 31, 2004 and 2003, accounts receivable from automotive industry customers of discontinued operations totaled $1,227,000 and $1,552,000, respectively.

     During 2004, 2003, and 2002, the Company’s net sales to Delphi Corporation, totaled $23,413,000, $24,591,000, and $25,181,000. Substantially all of the Company’s net sales to Delphi during the three years ended December 31, 2004, were made by the Rubber Group. Sales to Delphi in 2004, 2003, and 2002, represented 21.2%, 21.7%, and 22.4%, respectively, of the Company’s net sales and 23.5%, 23.4%, and 25.1%, respectively, of the Rubber Group’s net sales. At December 31, 2004, 2003, and 2002, accounts receivable due from Delphi represented 23.8%, 23.3%, and 26.8% of the Company’s total trade receivable balances. During 2004 and 2003, net sales to General Cable Corporation totaled $11,636,000 and $11,802,000 or 10.5% and 10.4%, respectively, of the Company’s net sales, and 11.7% and 11.4%, respectively, of the Rubber Group’s net sales. No other customer accounted for more than 10% of the Company’s net sales during 2004, 2003, or 2002. In 2004, the three largest customers of the Rubber Group, including Delphi, accounted for 44.6% of the Rubber Group’s net sales and, at December 31, 2004, 43.2% of the Company’s total trade receivable balances. In 2004, the three largest customers of the continuing operations of the Metals Group accounted for 61.3% of the Metals Group’s net sales and, at December 31, 2004, 9.3% of the Company’s total trade receivable balances. Loss of a significant amount of business from Delphi, General Cable, or any of the Company’s other large customers would have a material adverse effect on the Company if such business were not substantially replaced by additional business from existing or new customers. In addition, the Company’s results of operations could be materially adversely affected if Delphi, General Cable, or any of the Company’s other large customers experience financial difficulties that cause them to delay or fail to make payments for goods sold to them.

     Net sales to Delphi of connector seals for automotive wiring harnesses totaled $19,802,000, $20,227,000, and $21,147,000 during 2004, 2003, and 2002, respectively. Since July 2001, substantially all of the connector seals that the Company has sold to Delphi were sold pursuant to a supply agreement that was scheduled to expire on December 31, 2004.

     During 2004, Delphi advised the Company that it planned to insource during 2005, approximately 36 high-volume connector seals that were then being produced by the Company’s Lexington Connector Seals division, and asked the Company to provide a proposal to continue to manufacture the remaining connector seals then being supplied to Delphi by the connector seals division. On November 22, 2004, Delphi and the connector seals division entered into an agreement pursuant to which Delphi agreed to purchase from the division 100% of its requirements through December 31, 2009, for all connector seals not scheduled to be insourced and 100% of its requirements through various dates in 2005 for the connector seals scheduled to be insourced. The Company estimates that if the 36 connector seals had been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in-sourced by Delphi on January 1, 2004, its net sales and income from operations for 2004 would have been reduced by approximately $8,624,000 and $840,000, respectively. Pursuant to the agreement, the connector seals division will receive price increases effective January 1, 2005 on the remaining parts supplied to Delphi, which are expected to offset a significant portion of the profit lost due to the in-sourcing. The Company is currently restructuring the operations of the connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of the connector seals division will include, among other things, the closing of one of its existing manufacturing facilities.

     Corporate Office

     The net loss from operations at the Corporate Office consists primarily of general administrative expenses that are not a result of any activity carried on by either the Rubber Group or the Metals Group. Corporate Office expenses include the compensation and benefits of the Company’s executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, including fees related to financings, and certain insurance expenses. Assets of the Corporate Office are primarily cash, certain prepaid expenses and other miscellaneous current assets, deferred tax assets, and deferred financing expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Segment Financial Data

     Information relating to the Company’s operating segments and the Corporate Office for 2004, 2003, and 2002 is summarized below (dollar amounts in thousands):

	Years Ended December 31
	2004	2003	2002
Net sales:
Rubber Group	$99,565	$103,243	$98,880
Metals Group	10,788	9,988	13,483

Total net sales	$110,353	$113,231	$112,363

Income (loss) from operations (1):
Rubber Group	$9,865	$10,026	$10,765
Metals Group	(2,788)	(1,840)	(2,099)

Subtotal	7,077	8,166	8,666
Corporate Office	(2,411)	(2,679)	(2,464)

Total income from operations	$4,666	$5,507	$6,202

Depreciation and amortization (2):
Rubber Group	$6,929	$7,121	$7,786
Metals Group	1,476	1,796	2,408

Subtotal	8,405	8,919	10,194
Corporate Office	39	38	53

Total depreciation and amortization	$8,444	$8,955	$10,247

Capital expenditures (3):
Rubber Group	$5,277	$4,873	$3,690
Metals Group	773	799	319

Subtotal	6,050	5,672	4,009
Corporate Office	7	14	4

Total capital expenditures	$6,057	$5,686	$4,013

Assets:
Rubber Group	$60,377	$61,953	$64,439
Metals Group	9,872	10,231	11,702

Subtotal	70,249	72,184	76,141
Corporate Office	3,352	4,111	5,252
Discontinued operations	4,776	7,392	10,752

Total assets	$78,377	$83,687	$92,145

(1)	During 2003, the loss from operations at the Metals Group includes a provision of $47,000 to write off goodwill. During 2002, the loss from operations at the Metals Group includes costs of $609,000 incurred to close the Metals Group’s metal machining facility in Arizona, and $1,290,000 of other losses related to the Arizona facility.

(2)	Excludes amortization of deferred financing expenses, which totaled $1,098,000, $610,000, and $440,000, during 2004, 2003, and 2002, respectively, and which is included in interest expense in the consolidated financial statements.

(3)	Capital expenditures for 2004, included $144,000 of equipment purchased under capitalized lease obligations and $198,000 of equipment acquired with seller-provided financing. Capital expenditures for 2003 included $720,000 of equipment purchased under capital lease obligations. Capital expenditures for 2002 included $365,000 of equipment purchased under capitalized lease obligations and $247,000 of equipment acquired with seller-provided financing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Net Income (Loss) per Common Share

     The calculations of basic and diluted net income (loss) per common share for 2004, 2003, and 2002, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company’s common stock, which were issued on December 18, 2003, were not dilutive. As a result, the weighted average number of outstanding common shares used in the calculation of net income (loss) per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants.

     During 2003, the Company’s loss per share calculation reflected dividends on the Series B Preferred Stock totaling $106,000. If the Company had paid dividends on the Series B Preferred Stock during 2002, the Company’s net loss per share would have been increased by one cent per share. Dividends and redemptions accruing on the Series B preferred stock subsequent to the adoption of FAS 150 by the Company on July 1, 2003, are classified as interest expense in the Company’s consolidated statements of operations.

	Years Ended December 31
	2004	2003	2002
Numerator for basic and diluted earnings per share:

Income (loss) from continuing operations before deducting preferred stock dividends	$4,798	$(1,549)	$(170)
Less: preferred stock dividends	–	106	–

Income (loss) from continuing operations after deducting preferred stock dividends	4,798	(1,655)	(170)
Loss from discontinued operations	(3,208)	(4,653)	(1,397)
Cumulative effect of a change in accounting principle	–	(247)	–

Net income (loss) applicable to common stockholders	$1,590	$(6,555)	$(1,567)

Denominator – weighted average shares outstanding	4,932	4,832	4,828

Basic and diluted income (loss) per share of common stock:

Continuing operations	$0.97	$(0.35)	$(0.03)
Discontinued operations	(0.65)	(0.96)	(0.29)
Cumulative effect of a change in accounting principle	–	(0.05)	–

Net income (loss)	$0.32	$(1.36)	$(0.32)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies

     Purchase Commitments

     At December 31, 2004, the Company had outstanding commitments to purchase equipment of $341,000.

     Leases

     The Company is lessee under various operating leases relating to storage and office space, temporary office units, and equipment. Total rent expense under operating leases from continuing operations aggregated $440,000, $395,000, and $419,000 for 2004, 2003, and 2002, respectively. At December 31, 2004, future minimum lease commitments under noncancelable operating leases from continuing operations totaled $226,000, $109,000, and $54,000 for 2005, 2006, and 2007, respectively. Commitments subsequent to 2007 are not significant.

     Legal Actions

     The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. It is the Company’s policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may in the future be a party are at various stages of completion. Although there can be no assurance as to the outcome of existing or potential litigation, the Company believes, based upon the information currently available to it, that the outcome of such actions will not have a material adverse effect upon its financial position.

     Other

     The Company maintains insurance coverage for certain aspects of its business and operations. Based on the Company’s evaluation of the various risks to which it may be exposed, the Company has elected to retain a portion of the potential losses that it could experience in the future through the use of various deductibles, limits, and retentions. These forms of self-insurance subject the Company to possible future liability for which it is partially or completely uninsured. Although there can be no assurance that it will be successful in its efforts, the Company attempts to limit future liability through, among other things, the ongoing training and education of its employees, the implementation of safety programs, the ongoing testing and evaluation of the safety and suitability of its workplace environments, the development of sound business practices, and the exercise of care and judgment in the negotiation of contracts.

Note 12 — Related Parties

     The Chairman of the Board and the President of the Company, Michael A. Lubin and Warren Delano, are the Company’s two largest stockholders, with beneficial ownership of 32.7% and 28.3%, respectively, of the Company’s common stock. They are also the holders of the 13% Junior Subordinated Note, and, together with affiliates and associates, the holders of $2,831,000 principal amount of 12% Senior Subordinated Notes. In December 2003, Messrs. Delano and Lubin converted accrued interest of $235,000 on the Company’s junior subordinated notes into 103,731 shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In 2004, Messrs. Delano and Lubin, through an investment banking firm of which they are the only partners, were paid $700,000 to provide management and investment banking services. Additionally, Messrs. Delano and Lubin may receive incentive compensation tied to the Company’s operating performance and other compensation for specific transactions completed by the Company with the assistance of Messrs. Lubin and Delano. The Company also has agreed to reimburse their firm for certain out-of-pocket expenses. During each of 2003 and 2002, the Company paid the Messrs. Lubin and Delano fees of $500,000. During 2004, 2003, and 2002, the Company reimbursed their firm for expenses of $163,000, $200,000, and $196,000, respectively.

     For more information on the compensation of Messrs. Delano and Lubin, refer to the Company’s proxy statement to be issued in connection with its Annual Meeting of Stockholders and to be filed during April, 2005.

Note 13 — Gain on the Repurchase of Debt

     During 2004, the Company recognized $8,598,000 of aggregate gains on the repurchase of its debt.

     Repurchase of 10 1/2% Senior, Unsecured Note

     During the second quarter of 2004, the Company recognized a pre-tax gain of $3,252,000 on the repurchase of its $7,500,000 10 1/2% senior, unsecured note and all accrued interest thereon. Although the Company repurchased the senior, unsecured note on December 18, 2003, the gain on the repurchase of the senior, unsecured note was deferred and recorded, at December 31, 2003, in current liabilities as “deferred gain on repurchase of debt” because the agreement governing the repurchase of the note provided that the claim could be reinstated if certain events occurred prior to April 20, 2004. Because none of these events occurred prior to April 20, 2004, the Company recognized the pre-tax gain during the three-month period ended June 30, 2004.

     Repurchase of 12% Senior Subordinated Notes

On October 1, 2004, the Company repurchased a total of $8,264,000 principal amount of its 12% Senior Subordinated Notes plus interest accrued thereon at an aggregate cost of $2,892,000. After the write-off of deferred financing expenses of $192,000, the Company realized a pre-tax gain on the repurchase of $5,346,000. The purchased 12% Senior Subordinated Notes have been cancelled and retired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Discontinued Operations

     During 2002 and 2003, the Company’s die casting division, which was one of two operating units that comprised the Company’s Metals Group segment, experienced negative gross profit margins. At December 31, 2003, the Company reassessed the division’s business and reduced its overall expectations for the division’s future financial performance. As a result, the Company reviewed the long-lived assets of the die casting division for impairment as of December 31, 2003, under the provisions of Statement of Financial Accounting Standards No.144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The Company determined that the undiscounted, projected cash flow of the division was less than the carrying value of the long-lived assets being tested. As a result, the Company concluded that the long-lived assets of this division, which had a carrying value of $7,131,000, were impaired and the Company wrote them down to their estimated fair value of $4,704,000, recording a non-cash, pre-tax impairment charge of $2,427,000 at December 31, 2003. Fair value was based primarily on independent appraisals of the long-lived assets.

     In September 2004, as a result of continued poor operating performance and reduced expectations for the division’s future financial performance, the Company committed to a plan to discontinue the operations of the die casting division. In the fourth quarter of 2004, the Company initiated a program to sell the assets or business of the die casting division. If a sale of the entire business does not occur during the first half of 2005, the Company plans to close the operations of the die casting division during the second quarter of 2005, after fulfilling certain agreed-upon customer purchase orders. Accordingly, pursuant to FAS 144, the carrying value of the assets of the die casting division have been adjusted to the Company’s estimate of the fair value of such assets, which approximates the projected proceeds to be realized on the disposition of the assets, net of estimated selling costs. As a result, the Company recognized a pretax impairment charge of $1,595,000 during 2004.

     In accordance with Financial Accounting Standards Board Emerging Issue Task force Abstract No. 87-24, “Allocation of Interest to Discontinued Operations” (“EITF 87-24”), the Company has allocated interest to the discontinued operations based on the debt that would be required to be repaid using management’s estimate of the proceeds to be realized on the anticipated sale of the die casting assets. No allocation was made to the die casting division for any other interest or for any corporate office expenses. Interest expense allocated to the die casting division totaled $241,000, $69,000, and $62,000 for 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes certain operating data of the die casting division for 2004, 2003, and 2002 (dollar amounts in thousands):

	Years Ended December 31
	2004	2003	2002
Net sales	$9,096	$8,385	$12,489

Loss from operations before asset impairment charge	$(1,372)	$(1,996)	$(1,335)

Impairment of long-lived assets	(1,595)	(2,427)	–
Impairment of goodwill	–	(161)	–

Loss from operations of discontinued operations	(2,967)	(4,584)	(1,335)

Allocated interest expense	241	69	62

Loss before income tax	(3,208)	(4,653)	(1,397)

Income tax	–	–	–

Loss from discontinued operations	(3,208)	(4,653)	(1,397)

Add back: depreciation and amortization	666	1,324	1,618
interest expense	241	69	62

EBITDA from discontinued operations	$(2,301)	$(3,260)	$283

     The following table sets forth the assets and liabilities of the die casting division in our consolidated balance sheets at December 31, 2004 and 2003 (dollar amounts in thousands):

	December 31
	2004	2003
Assets:

Current assets:
Cash	$–	$11
Accounts receivable, net	1,056	1,394
Inventories, net	695	894
Prepaid expenses and other current assets	240	388
Other assets, net	31	267

Current assets	2,022	2,954
Plant and equipment, net (1)	2,754	4,438

Assets of discontinued operations	$4,776	$7,392

Liabilities (2):

Current liabilities:
Accounts payable	$615	$516
Accrued expenses	179	166
Other liabilities	–	93

Liabilities of discontinued operations	$794	$775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Under the terms of our secured loan agreements, we are required to use proceeds from the sale of property, plant and equipment to pay down the indebtedness collateralized by such property, plant, and equipment.

(2)	Liabilities do not include debt for money borrowed by us that is secured by assets of the division.

Note 15 — Quarterly Financial Data (Unaudited)

     Quarterly unaudited financial data for the eight fiscal quarters ended December 31, 2004, is set forth below (dollar amounts in thousands, except per share amounts).

	Quarters Ended 2004
	Mar. 31	June 30	Sept. 30	Dec. 31
Net sales	$30,607	$29,474	$25,880	$24,392

Gross profit	$4,146	$3,093	$2,817	$1,993

Income (loss) from continuing operations	$496	$2,139	$(1,194)	$3,357
Loss from discontinued operations	(259)	(857)	(1,525)	(567)

Net income (loss)	$237	$1,282	$(2,719)	$2,790

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.10	$0.42	$(0.25)	$0.66
Discontinued operations	(0.04)	(0.16)	(0.30)	(0.10)

Net income (loss)	$0.06	$0.26	$(0.55)	$0.56

	Quarters Ended 2003
	Mar. 31	June 30	Sept. 30	Dec. 31
Net sales	$29,949	$28,925	$26,551	$27,806

Gross profit	$3,853	$3,700	$2,334	$3,571

Income (loss) from continuing operations	$158	$(65)	$(1,262)	$(380)
Loss from discontinued operations	(327)	(609)	(454)	(3,263)
Cumulative effect of a change in accounting principle	–	–	(247)	–

Net income (loss)	$(169)	$(674)	$(1,963)	$(3,643)

Basic and diluted income (loss) per share of common stock
Continuing operations	$0.02	$(0.02)	$(0.26)	$(0.10)
Discontinued operations	(0.06)	(0.12)	(0.10)	(0.67)
Cumulative effect of a change in accounting principle	–	–	(0.05)	–

Net income (loss)	$(0.04)	$(0.14)	$(0.41)	$(0.77)

     Results of the discontinued operations for the third and fourth quarters of 2004, included non-cash, pre-tax impairment charges of $928,000 and $667,000, respectively, to reduce the carrying value of the assets of the discontinued die casting division to management’s estimate of the current fair value of such assets, which approximates the projected proceeds to be realized on the disposition of the assets, net of selling costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Results of the discontinued operations for the fourth quarter of 2003, included a non-cash, pre-tax impairment charge of $161,000 to write off its unamortized goodwill and a non-cash, pre-tax charge of $2,427,000 to write down to fair value the long-lived assets of the discontinued die casting division.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A. CONTROLS AND PROCEDURES

     Under the supervision of, and with the participation of, our management, including our co-principal executive officers and our chief financial officer, we evaluated, as of December 31, 2004, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our co-principal executive officers and our chief financial officer concluded that our disclosure controls and procedures provide management with timely notice of material information that is required to be disclosed in periodic reports filed with the U.S. Securities and Exchange Commission. We also reviewed our internal controls and concluded that there have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date of our previous evaluation.

Item 9B. OTHER INFORMATION

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors” and “Executive Officers” in the Company’s proxy statement to be issued in connection with its 2005 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after December 31, 2004.

Item 11. EXECUTIVE COMPENSATION

     Information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in the Company’s proxy statement to be issued in connection with its 2005 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2004.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s proxy statement to be issued in connection with its 2005 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 is incorporated by reference to the section entitled “Certain Relationships and Transactions” in the Company’s proxy statement to be issued in connection with its 2005 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by Item 14 is incorporated by reference to the section entitled “Ratification of Appointment of Independent Auditors” in the Company’s proxy statement to be issued in connection with its 2005 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2004.

PART IV

Item 15.	FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

		The consolidated financial statements of Lexington Precision Corporation and its wholly owned subsidiaries, Lexington Rubber Group, Inc. and Lexington Precision GmbH, are included in Part II, Item 8.

	2.	Financial Statement Schedule

		Schedule II, “Valuation and Qualifying Accounts and Reserves,” is included in this Part IV, Item 15, on page 71. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or the notes thereto.

	3.	Exhibits

3-1	Articles of Incorporation and Restatement thereof

3-2	By-laws, as amended

3-3	Certificate of Correction dated September 21, 1976

3-4	Certificate of Ownership and Merger dated May 24, 1977

3-5	Certificate of Ownership and Merger dated May 31, 1977

3-6	Certificate of Reduction of Capital dated December 30, 1977

3-7	Certificate of Retirement of Preferred Shares dated December 30, 1977

3-8	Certificate of Reduction of Capital dated December 28, 1978

3-9	Certificate of Retirement of Preferred Shares dated December 28, 1978

3-10	Certificate of Reduction of Capital dated January 9, 1979

3-11	Certificate of Reduction of Capital dated December 20, 1979

3-12	Certificate of Retirement of Preferred Shares dated December 20, 1979

3-13	Certificate of Reduction of Capital dated December 16, 1982

3-14	Certificate of Reduction of Capital dated December 17, 1982

3-15	Certificate of Amendment of Restated Certificate of Incorporation dated September 26, 1984

3-16	Certificate of Retirement of Stock dated September 24, 1986

3-17	Certificate of Amendment of Restated Certificate of Incorporation dated November 21, 1986

3-18	Certificate of Retirement of Stock dated January 15, 1987

3-19	Certificate of Retirement of Stock dated February 22, 1988

3-20	Certificate of Amendment of Restated Certificate of Incorporation dated January 6, 1989

3-21	Certificate of Retirement of Stock dated August 17, 1989

3-22	Certificate of Retirement of Stock dated January 9, 1990

3-23	Certificate of the Designations, Preferences and Relative Participating, Optional and Other Special Rights of 12% Cumulative Convertible Exchangeable Preferred Stock, Series C, and the Qualifications, Limitations and Restrictions thereof dated January 10, 1990

3-24	Certificate of Ownership and Merger dated April 25, 1990

3-25	Certificate of Elimination of 12% Cumulative Convertible Exchangeable Preferred Stock, Series C, dated June 4, 1990

3-26	Certificate of Retirement of Stock dated March 6, 1991

3-27	Certificate of Retirement of Stock dated April 29, 1994

3-28	Certificate of Retirement of Stock dated January 6, 1995

3-29	Certificate of Retirement of Stock dated January 5, 1996

3-30	Certificate of Retirement of Stock dated January 6, 1997

3-31	Certificate of Retirement of Stock dated January 9, 1998

3-32	Certificate of Retirement of Stock dated January 13, 1999

3-33	Certificate of Retirement of Stock dated January 26, 2000

4-1	Certificate of Designations, Preferences, Rights and Number of Shares of Redeemable Preferred Stock, Series B

4-2	Purchase Agreement dated as of February 7, 1985, between Lexington Precision Corporation (“LPC”) and L&D Precision Limited Partnership (“L&D Precision”) and exhibits thereto

4-3	Amendment Agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

4-4	Recapitalization Agreement dated as of April 27, 1990, between LPC and L&D Woolens Limited Partnership (“L&D Woolens”) and exhibits thereto

4-5	Indenture dated as of August 1, 1993, between LPC and IBJ Schroder Bank & Trust Company, as Trustee

4-6	Specimen of 12 3/4% Senior Subordinated Note, due February 1, 2000

4-7	Indenture, dated as of December 18, 2003, between the Company and Wilmington Trust Company, as Trustee

4-8	Registration Rights Agreement, dated as of December 18, 2003, between the Company and Purchasers listed therein

4-9	Form of Unit

4-10	Form of Warrant

4-11	Form of 12% Senior Subordinated Note due August 1, 2009

4-12	Form of 13% Junior Subordinated Note due November 1, 2009

10-1	Purchase Agreement dated as of February 7, 1985, between LPC and L&D Precision and exhibits thereto

10-2	Amendment Agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

10-3	Lexington Precision Corporation Flexible Compensation Plan, as amended

10-4	1986 Restricted Stock Award Plan, as amended

10-5	Lexington Precision Corporation Retirement and Savings Plan, as amended

10-6	Description of 2002 Compensation Arrangements with Lubin, Delano, & Company

10-7	Description of 2004 Compensation Arrangements with Lubin, Delano, & Company

10-8	Corporate Office 2002 Management Cash Bonus Plan

10-9	Recapitalization Agreement dated as of April 27, 1990, between LPC and L&D Woolens and exhibits thereto

10-10	Exchange Agreement, dated as of December 18, 2003, between the Company and each of Michael A. Lubin and Warren Delano

10-11	Warrant Agent Agreement, Dated as of December 18, 2003, between the Company and Wilmington Trust Company, as Warrant Agent

10-12	Amended and Restated Loan and Security Agreement, dated as of December 18, 2003, by and among the Company and Lexington Rubber Group, Inc., as borrowers, and Congress Financial Corporation, as Agent, The CIT Group/Commercial Financing, Inc., as Co-Agent, and the lenders from time to time party thereto

10-13	Pledge and Security Agreement, dated as of December 18, 2003, made by the Company in favor of Congress, as agent

10-14	Amended and Restated Term Promissory Note, dated December 18, 2003, made by the Company in favor of Congress Financial Corporation, as agent, in the original principal amount of $4,000,000

10-15	Amended and Restated Term Promissory Note, dated as of December 18, 2003, made by Lexington Rubber Group, Inc. in favor of Congress Financial Corporation, as agent, in the original principal amount of $9,500,000

10-16	Loan and Security Agreement, dated December 18, 2003, by and among the Company and Lexington Rubber Group, Inc., as Borrowers, Ableco Finance LLC, as Agent, and the lenders from time to time party thereto

10-17	Pledge and Security Agreement, dated December 18, 2003, made by the Company in favor of Ableco Finance LLC, as agent

10-18	Payoff Agreement, dated as of December 18, 2003, by and between Nomura Special Situations Investment Trust and the Company

10-19	Amendment No. 1 to Loan and Security Agreement dated as of March 31, 2004, by and among the Company, Lexington Rubber Group, Inc., and Ableco Finance LLC

10-20	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of March 19, 2004, by and among the Company, Lexington Rubber Group, Inc. and Congress Financial Corporation

10-21	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of August 16, 2004, by and among the Company, Lexington Rubber Group, Inc. and Congress Financial Corporation

10-22	Amendment No. 3 to Loan and Security Agreement dated as of August 16, 2004 by and among the Company, Lexington Rubber Group, Inc. and Ableco Finance LLC

10-23	Loan Agreement, dated as of September 3, 2004, by and among the Company, Lexington Rubber Group, Inc., and Cohanzick High Yield Partners, L.P.

10-24	Term Note, dated as of September 7, 2004, made by the Company and Lexington Rubber Group, Inc., in favor of Cohanzick High Yield Partners, L.P., in the original principal amount of $7,000,000

10-25	Waiver and consent, dated as of September 3, 2004 by Ableco Finance LLC in favor of the Company and Lexington Rubber Group, Inc.

10-26	Amendment No. 3 to Amended and Restated Loan and Security Agreement dated as of September 3, 2004, by and among the Company, Lexington Rubber Group, Inc. and Congress Financial Corporation

10-27*	Delphi Corporation Lifetime Contract, dated as of November 22, 2004, by and between Delphi Automotive Systems LLC and Lexington Connector Seals

10-28	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated as of January 27, 2005, by and among the Company, Lexington Rubber Group, Inc. and Wachovia Bank, National Association

10-29	Second Amended and Restated Term Promissory Note, dated January 27, 2005, made by the Company in favor of Wachovia Bank, National Association in the principal amount of $2,944,000

10-30	Second Amended and Restated Term Promissory Note, dated January 27, 2005, made by Lexington Rubber Group, Inc. in favor of Wachovia Bank, National Association in the principal amount of $8,456,000

10-31	Amendment No. 4 to Loan and Security Agreement, dated as of January 27, 2005 by and among the Company, Lexington Rubber Group, Inc. and Ableco Finance LLC

10-32	Amendment No. 1 to Intercreditor Agreement, dated as of January 27, 2005, by and between Wachovia Bank, National Association and Ableco Finance LLC

21-1	Significant Subsidiary of Registrant

31-1	Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant

31-2	Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant

31-3	Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

               On October 4, 2004, we filed a report on Form 8-K announcing a plan to discontinue the operations of our die casting division.

               On October 4, 2004, we filed a report on Form 8-K announcing our repurchase of $8,264,000 principal amount of our 12% Senior Subordinated Notes.

               On November 16, 2004, we filed a report on Form 8-K that included a press release dated November 15, 2004, announcing our financial results for the quarter ended September 30, 2004.

               On November 29, 2004, we filed a report on Form 8-K stating that on November 22, 2004, our connector seals division entered into a material supply agreement with Delphi Corporation.

               On January 31, 2005, we filed a report on Form 8-K stating that on January 27, 2005, we had amended our two secured financing agreements.

LEXINGTON PRECISION CORPORATION

Schedule II – Valuation and Qualifying Accounts and Reserves of
Continuing Operations
(thousands of dollars)

	Balance at	Charged to	Deductions	Balance
	Beginning	Costs and	From	at End
	of Period	Expenses	Reserves	of period
Allowance for Doubtful Accounts

Year ended December 31, 2004	$545	$380	$388	$537

Year ended December 31, 2003	542	148	145	545

Year ended December 31, 2002	454	211	123	542

Inventory Reserve

Year ended December 31, 2004	$931	$110	$196	$845

Year ended December 31, 2003	1,002	732	803	931

Year ended December 31, 2002	1,317	484	799	1,002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION (Registrant)
By:	/s/ Warren Delano
Warren Delano, President

March 30, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2005:

Principal Executive Officers and Directors:

/s/ Michael A. Lubin

Michael A. Lubin, Chairman of the Board

/s/ Warren Delano

Warren Delano, President and Director

Principal Financial and Accounting Officer:

/s/ Dennis J. Welhouse

Dennis J. Welhouse, Senior Vice President,
Chief Financial Officer, and Secretary

Directors:

/s/ William B. Conner

William B. Conner, Director

/s/ Kenneth I. Greenstein

Kenneth I. Greenstein, Director

/s/ Joseph A. Pardo

Joseph A. Pardo, Director

/s/ Elizabeth H. Ruml

Elizabeth H. Ruml, Director