Form 10-K/A
period 2004-12-31
LEXINGTON PRECISION CORP
filed 2005-04-06
CIK 12570

================================================================================

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 2005 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.

================================================================================

EXPLANATORY NOTE

      Lexington Precision Corporation is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005, to correct clerical errors contained in the table included in Note 15, "Quarterly Financial Data (unaudited)," to our consolidated financial statements in Part II, Item 8, of the Form 10-K.

      Except for the modification of Note 15, this Form 10-K/A does not modify or update other disclosures in the Form 10-K, including the nature and character of those disclosures, to reflect events occurring after the filing date of the Form 10-K. The entirety of Part II, Item 8, as amended, is included in this Form 10-K/A, as are new Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, dated as of the date of the filing of this Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm...............    3

Consolidated Statements of Operations for the Years Ended
   December 31, 2004, 2003, and 2002.....................................................    4

Consolidated Balance Sheets at December 31, 2004 and 2003................................    5

Consolidated Statements of Stockholders' Deficit for
  the Years Ended December 31, 2004, 2003, and 2002......................................    7

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003, and 2002......................................................    8

Notes to Consolidated Financial Statements...............................................    9

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Lexington Precision Corporation and subsidiaries at December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule contained in Part IV, Item 15 (a) 2, of the Company's report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

      As discussed in Note 5 to the consolidated financial statements, effective July 1, 2003, the Company changed its method of accounting for its $8 Cumulative Convertible Preferred Stock, Series B, in accordance with the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."

                                             /s/  Ernst & Young LLP

Cleveland, Ohio
March 29, 2005

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                            YEARS ENDED DECEMBER 31
                                                                   ----------------------------------------
                                                                      2004           2003           2002
                                                                   ----------     ----------     ----------
Net sales                                                          $  110,353     $  113,231     $  112,363
Cost of sales                                                          98,304         99,773         97,571
                                                                   ----------     ----------     ----------
         Gross profit                                                  12,049         13,458         14,792

Selling and administrative expenses                                     7,383          7,904          7,981
Impairment of goodwill                                                      -             47              -
Plant closure costs                                                         -              -            609
                                                                   ----------     ----------     ----------
         Income from operations                                         4,666          5,507          6,202

Other income (expense):
     Gain on repurchase of debt                                         8,598              -              -
     Gain on sale of securities                                             -              -            248
     Interest expense                                                  (8,662)        (6,980)        (7,158)
                                                                   ----------     ----------     ----------
         Income (loss) from continuing operations before
          income tax                                                    4,602         (1,473)          (708)

Income tax provision (benefit)                                           (196)            76           (538)
                                                                   ----------     ----------     ----------
         Income (loss) from continuing operations                       4,798         (1,549)          (170)

Loss from discontinued operations                                      (3,208)        (4,653)        (1,397)
                                                                   ----------     ----------     ----------
         Income (loss) before cumulative effect of a
          change in accounting principle                                1,590         (6,202)        (1,567)

Cumulative effect of a change in accounting principle                       -           (247)             -
                                                                   ----------     ----------     ----------
         Net income (loss)                                         $    1,590     $   (6,449)    $   (1,567)
                                                                   ==========     ==========     ==========

Basic and diluted income (loss) per share of common stock:

     Continuing operations                                         $     0.97     $    (0.35)    $    (0.03)
     Discontinued operations                                            (0.65)         (0.96)         (0.29)
     Cumulative effect of a change in accounting principle                  -          (0.05)             -
                                                                   ----------     ----------     ----------
         Net income (loss)                                         $     0.32     $    (1.36)    $    (0.32)
                                                                   ==========     ==========     ==========

See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                    DECEMBER 31
                                                                           -----------------------------
                                                                              2004               2003
                                                                           ----------         ----------
ASSETS:

Current assets:
     Cash                                                                  $       17         $      178
     Accounts receivable, net  of allowances of $537,000
      and $545,000, respectively                                               15,322             15,883
     Inventories, net of allowances of $845,000
      and $931,000, respectively                                                8,791              7,633
     Prepaid expenses and other current assets                                  1,665              2,093
     Deferred income taxes                                                      1,090              1,360
     Assets of discontinued operations                                          2,022              2,954
                                                                           ----------         ----------
         Total current assets                                                  28,907             30,101
                                                                           ----------         ----------

Plant and equipment:
     Land                                                                       2,074              2,074
     Buildings                                                                 19,450             19,301
     Equipment                                                                107,961            103,457
                                                                           ----------         ----------
                                                                              129,485            124,832
     Accumulated depreciation                                                  93,428             86,638
                                                                           ----------         ----------
         Plant and equipment, net                                              36,057             38,194
                                                                           ----------         ----------

Goodwill, net                                                                   7,623              7,623
                                                                           ----------         ----------
Assets of discontinued operations                                               2,754              4,438
                                                                           ----------         ----------
Other assets, net                                                               3,036              3,331
                                                                           ----------         ----------
                                                                           $   78,377         $   83,687
                                                                           ==========         ==========

See notes to consolidated financial statements          (continued on next page)

                         LEXINGTON PRECISION CORPORATION

                             (THOUSANDS OF DOLLARS)

                                                                                    DECEMBER 31
                                                                           -----------------------------
                                                                              2004               2003
                                                                           ----------         ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable                                                      $    9,753         $    9,522
     Accrued expenses, excluding interest                                       4,839              5,993
     Accrued interest expense                                                     975                314
     Deferred gain on repurchase of debt                                            -              3,252
     Short-term debt                                                           14,667             12,246
     Current portion of long-term debt                                          4,749              5,585
     Liabilities of discontinued operations                                       794                775
                                                                           ----------         ----------
           Total current liabilities                                           35,777             37,687
                                                                           ----------         ----------

Long-term debt, excluding current portion                                      58,949             63,681
                                                                           ----------         ----------
Deferred income taxes                                                           1,090              1,360
                                                                           ----------         ----------
Other long-term liabilities                                                       436                451
                                                                           ----------         ----------

Stockholders' deficit:
     Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,931,767 shares issued at December 31, 2004,
      and December 31, 2003                                                     1,233              1,233
     Additional paid-in-capital                                                13,169             13,169
     Accumulated deficit                                                      (32,277)           (33,894)
                                                                           ----------         ----------
           Total stockholders' deficit                                        (17,875)           (19,492)
                                                                           ----------         ----------

                                                                           $   78,377         $   83,687
                                                                           ==========         ==========

See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (THOUSANDS OF DOLLARS)

                                                                      ADDITIONAL                      TOTAL
                                                          COMMON       PAID-IN-     ACCUMULATED    STOCKHOLDERS'
                                                          STOCK        CAPITAL        DEFICIT        DEFICIT
                                                        ---------     ----------   ------------    -------------
Balance at January 1, 2001                              $   1,207     $   12,960   $   (23,703)    $    (9,536)

     Net loss                                                   -              -        (2,151)         (2,151)
     Amortization of restricted stock grants                    -              -            28              28
                                                        ---------     ----------     ---------     -----------

Balance at December 31, 2001                                1,207         12,960       (25,826)        (11,659)

     Net loss                                                   -              -        (1,567)         (1,567)
     Amortization of restricted stock grants                    -              -            27              27
                                                        ---------     ----------     ---------     -----------

Balance at December 31, 2002                                1,207         12,960       (27,366)    $   (13,199)

     Net loss                                                   -              -        (6,449)         (6,449)
     Amortization of restricted stock grants                    -              -            27              27
     Conversion of interest payable on
      junior subordinated notes into
      103,731  shares of common stock                          26            209             -             235
     Dividends on preferred stock                               -              -          (106)           (106)
                                                        ---------     ----------     ---------     -----------

Balance at December 31, 2003                                1,233         13,169       (33,894)        (19,492)

     Net income                                                                          1,590           1,590
     Amortization of restricted stock grants                                                27              27
                                                        ---------     ----------     ---------     -----------

Balance at December 31, 2004                            $   1,233     $   13,169     $ (32,277)    $   (17,875)
                                                        =========     ==========     =========     ===========

See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                YEARS ENDED DECEMBER 31
                                                                        ------------------------------------
                                                                           2004         2003         2002
                                                                        ----------   ----------   ----------
OPERATING ACTIVITIES:
     Income (loss) from continuing operations                           $    4,798   $   (1,549)  $     (170)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                        8,140        8,573        9,649
         Amortization included in operating expense                            304          382          598
         Amortization included in interest                                   1,098          610          440
         Impairment of goodwill                                                  -           47            -
         Gain on repurchase of debt                                         (8,598)           -            -
         Gain on sales of marketable securities                                  -            -         (248)
         Current year interest expense converted to debt                         -        3,953            -
         Changes in operating assets and liabilities that
          provided (used) cash:
              Accounts receivable, net                                         561         (376)       1,112
              Inventories, net                                              (1,158)         301         (136)
              Prepaid expenses and other assets                                310          850         (360)
              Accounts payable                                               1,920          413       (1,050)
              Accrued expenses, excluding interest                          (1,154)          67          620
              Accrued interest expense                                         827          164        4,137
              Other long term liabilities                                      104          (33)         158
         Other                                                                 (84)          68           16
                                                                        ----------   ----------   ----------
              Net cash provided by continuing operations                     7,068       13,470       14,766
              Net cash provided (used) by discontinued operations             (135)      (2,351)       1,465
                                                                        ----------   ----------   ----------
                  Net cash provided by operating activities                  6,933       11,119       16,231
                                                                        ----------   ----------   ----------

INVESTING ACTIVITIES:
     Purchases of plant and equipment                                       (5,715)      (4,966)      (3,401)
     Proceeds from sales of marketable securities                                -            -        1,522
     Decrease (increase) in equipment deposits                                  27          (61)         345
     Proceeds from sales of equipment                                          271           23           21
     Expenditures for tooling owned by customers                              (650)        (148)        (368)
     Other                                                                     (18)         374          328
                                                                        ----------   ----------   ----------
              Net cash used by continuing operations                        (6,085)      (4,778)      (1,553)
              Net cash used by discontinued operations                        (440)         (75)      (1,551)
                                                                        ----------   ----------   ----------
                  Net cash used by Investing activities                     (6,525)      (4,853)      (3,104)
                                                                        ----------   ----------   ----------

FINANCING ACTIVITIES:
     Net increase (decrease), in borrowings under revolving
      line of credit                                                         2,421       (3,347)        (750)
     Proceeds from issuance of debt                                          7,000       25,000            -
     Repayment of long-term debt                                            (6,364)     (21,548)     (10,194)
     Repurchase of debt                                                     (2,892)      (5,550)           -
     Payment of deferred financing expenses                                   (745)      (2,279)           -
     Other                                                                       -         (106)        (619)
                                                                        ----------   ----------   ----------
                  Net cash used by financing activities                       (580)      (7,830)     (11,563)
                                                                        ----------   ----------   ----------
Net increase (decrease) in cash                                               (172)      (1,564)       1,564
Cash at beginning of year                                                      189        1,753          189
                                                                        ----------   ----------   ----------
Cash at end of year                                                     $       17   $      189   $    1,753
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

      During 2004, the Company committed to a plan to sell the assets and business, or to close its die casting division. The results of operations and assets and liabilities of the die casting division are classified as discontinued operations in the Company's consolidated financial statements. Unless otherwise indicated all disclosures and amounts relate solely to continuing operations.

      Certain reclassifications have been made to the financial statements for prior years in order to conform to the current year's presentation.

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

      INVENTORIES

      Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventory levels by principal classification are set forth below (dollar amounts in thousands):

                                                       DECEMBER 31
                                                  ---------------------
                                                   2004          2003
                                                  ------        ------
                 Finished goods                   $ 4,142       $ 3,475
                 Work in process                    2,372         1,570
                 Raw materials                      2,277         2,588
                                                  -------       -------
                                                  $ 8,791       $ 7,633
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

      The Company evaluates long-lived assets, such as plant and equipment and other long-term amortizable assets, for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. When performing this evaluation, the Company compares the undiscounted, projected cash flow of an asset or group of assets to the carrying value of such asset or asset group. If such cash flow is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess, if any, of the carrying value of the asset or asset group over the appraised value of the asset or asset group, net of estimated disposal costs. Although the Company believes that its projections of future cash flows are reasonable, changes in assumptions regarding future unit volumes, pricing, operating efficiencies, material, labor, and overhead costs, and other factors could significantly affect the Company's cash flow projections. During the fourth quarter of 2003, the Company tested the long-lived assets of its die casting division for impairment and, as a result thereof, recorded an impairment charge of $2,427,000 to reduce the carrying value of the long-lived assets of the division to their estimated fair value at that time. During 2004, the Company committed to a plan to discontinue the operations of the die casting division and recognized pre-tax impairment charges of $1,595,000 to reduce the value of the division's assets to estimated fair value, which approximates the projected proceeds to be realized on the disposition of the assets, net of selling costs. For additional information, see Note 14, "Discontinued Operations."

      GOODWILL

      Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable assets acquired, net of the fair value of liabilities assumed. Tests for impairment of goodwill are performed, using a fair value approach, during the fourth quarter of each year, and at other times when there is a change in circumstances or an adverse event that would indicate impairment. To assess the value of goodwill, an estimate of future cash flows and other factors are considered in order to determine fair value. During 2003, the Company performed its annual impairment test and determined that the goodwill associated with the Metals Group was impaired; as a result, the Company recorded a provision of $208,000 to write off all of the unamortized goodwill of the Metals Group, of which $161,000 has been classified as discontinued operations. At December 31, 2004 and 2003, there was $7,623,000 of unamortized goodwill recorded as an asset in the Company's consolidated balance sheet, all of which related to the Rubber Group.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      Listed below are recently issued accounting standards and a discussion of how they have affected the Company's consolidated financial statements:

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 106-2, "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003"

      The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act") became law on December 8, 2003. The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy, effective January 1, 2006, under current law, for plan sponsors who provide actuarially equivalent prescription drug benefits to retirees on and after January 1, 2006. Statement of Financial Accounting Standards No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FAS 106-2"), provides accounting guidance and disclosure for the subsidy, if applicable. Although the Company currently believes that this legislation may eventually reduce the prescription drug portion of its retiree medical cost, it has not yet made any such determination. The adoption of FAS 106-2 during 2004 did not have any effect on the Company's results of operations or financial position and it is not expected to have any significant effect in 2005.

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 151, "INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4"

      In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory costs, an Amendment of ARB No. 43, Chapter 4" ("FAS 151"), which is effective for fiscal years beginning on January 1, 2006. Early adoption of FAS 151 is not anticipated. FAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and waste materials (spoilage) should be recognized as current-period charges. FAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has not yet determined the potential impact of adopting FAS 151 on January 1, 2006, if any, on its results of operations or financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004), "SHARE BASED PAYMENT"

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("FAS 123 Revised"). FAS 123 Revised is a revision to Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees," and effectively eliminates the intrinsic value method of accounting for stock options that was available in FAS 123 as originally issued. FAS 123 Revised requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective at the beginning of the third quarter of 2005 and applies to all awards granted after the effective date. The Company does not anticipate that the adoption of FAS 123 Revised will have any a material impact on its results of operations or financial position.

      STATEMENT OF FINANCIAL POSITION NO. 109-1, "APPLICATION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109, `ACCOUNTING FOR INCOME TAXES,' TO THE TAX DEDUCTION ON QUALIFIED PRODUCTION ACTIVITIES PROVIDED BY THE AMERICAN JOBS CREATION ACT OF 2004"

      On December 21, 2004, the Financial Accounting Standards Board issued Statement of Financial Position No. 109-1, "Application of Statement of Financial Accounting Standards No. 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("SOP 109-1"). The American Jobs Creation Act provides for a specified tax credit on qualified production activities beginning in 2005. SOP 109-1 clarifies that the specified tax credit should be accounted for as a special tax deduction in accordance with Statement of Financial Accounting Standard No.109, "Accounting for Income Taxes." The Company currently believes that SOP 109-1 will not have any impact on its results of operations or financial position.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- ACCRUED EXPENSES, EXCLUDING INTEREST EXPENSE

      Accrued expenses, excluding interest expense, at December 31, 2004 and 2003, are summarized below (dollar amounts in thousands):

                                                            DECEMBER 31
                                                      ----------------------
                                                        2004          2003
                                                      --------       -------
           Employee fringe benefits                   $  2,762       $ 3,768
           Salaries and wages                            1,065           931
           Taxes                                           195           445
           Other                                           817           849
                                                      --------       -------

                                                      $  4,839       $ 5,993
                                                      ========       =======

NOTE 5 -- DEBT

      Debt at December 31, 2004 and 2003, is set forth below (dollar amounts in thousands):

                                                            DECEMBER 31
                                                    ------------------------
                                                       2004           2003
                                                    ---------      ---------
           Short-term debt:
                Revolving line of credit             $  14,509     $  12,088
                12 3/4% Senior Subordinated Notes          158           158
                                                     ---------     ---------
                    Subtotal                            14,667        12,246
                Current portion of long-term debt        4,749         5,585
                                                     ---------     ---------

                    Total short-term debt               19,416        17,831
                                                     ---------     ---------

           Long-term debt:
                Equipment term loans                    10,200        13,500
                Real estate term loan                   10,350        11,500
                12% Senior Subordinated Notes           34,177        42,441
                13% Junior Subordinated Note               347           347
                Increasing Rate Note                     7,000             -
                Unsecured, amortizing term notes           669           104
                Capital lease obligations                  275           573
                Series B Preferred Stock                   623           594
                Other                                       57           207
                                                     ---------     ---------
                    Subtotal                            63,698        69,266
                Less current portion                    (4,749)       (5,585)
                                                     ---------     ---------

                    Total long-term debt                58,949        63,681
                                                     ---------     ---------

                         Total Debt                  $  78,365     $  81,512
                                                     =========     =========

      REVOLVING LINE OF CREDIT

      At December 31, 2004, the Company had outstanding loans of $14,509,000, outstanding letters of credit of $2,093,000, and net unused availability of $1,224,000 under the revolving line of credit. The

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revolving line of credit expires on June 30, 2006. Loans under the revolving line of credit bear interest at either the prime rate plus 1% or the London Interbank Offered Rate ("LIBOR") plus 3 1/4%, at the Company's option. The loans outstanding under the revolving line of credit are classified as short-term debt because the revolving line of credit provides that the Company's cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the Company's approval. Loans under the revolving line of credit are limited to 88% of eligible accounts receivable plus 65% of eligible inventories, less outstanding letters of credit and any reserves established by the lender. All loans and reimbursement obligations with respect to letters of credit under the revolving line of credit are secured by first priority liens on substantially all of the Company's assets other than real estate.

      At December 31, 2004, the Company's availability under the revolving line of credit was reduced by $1,350,000 of reserves established by the lender. In connection with amendments to certain of the Company's loan agreements on January 27, 2005, $600,000 of these reserves were released. The release of the balance of the reserves is at the discretion of the lender, and the Company cannot predict at this time whether any of the remaining reserves will be released.

      At December 31, 2004, 2003, and 2002, the weighted-average interest rates on borrowings under the revolving line of credit were 6 1/4%, 5%, and 5 1/4%, respectively.

      EQUIPMENT TERM LOANS

      The equipment term loans were originally payable in monthly installments of $300,000 each, with interest at either the prime rate plus 1 1/2% or LIBOR plus 3 3/4%, at the Company's option. On January 27, 2005, the Company and the lender amended the terms of the agreement governing the equipment term loans. The amendment permitted the Company to borrowing an additional $1,500,000 under its equipment loan agreement, which increased the equipment term loans to $11,400,000, eliminated the principal payment due February 1, 2005, reduced the scheduled monthly principal payments to $200,000 commencing March 1, 2005, eliminated the option of a Eurodollar rate for the equipment term loans, and increased the interest rate to the prime rate plus 4 3/4%. At December 31, 2004, the interest rate on the equipment term loans was 6 3/4%. The unpaid balance of the equipment term loans is payable on June 30, 2006, if the revolving line of credit is not extended. The equipment term loans are secured by first priority liens on substantially all of the Company's assets other than real estate.

      REAL ESTATE TERM LOAN

      The real estate term loan is payable in monthly installments of $96,000 each from January 1, 2004, through June 1, 2006, with the unpaid balance due on June 30, 2006. The Company has the option to extend the loans to June 30, 2007, on the same terms, provided that the revolving line of credit is also extended from June 30, 2006, to June 30, 2007. The real estate term loan bears interest at the prime rate plus 5%, subject to a minimum of 9 1/4%, and requires the Company to pay a fee of $216,000 on each anniversary of the closing date. The real estate term loan is secured by first mortgages on substantially all of the Company's real estate and by second priority liens on substantially all of the Company's other assets. The real estate term loan contains a provision that permits the lender to accelerate the loan if there is a material adverse change in the Company's financial condition, business, or operating performance. At December 31, 2004, the interest rate on the real estate term loan was 10 1/4%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      INCREASING RATE NOTE

      On September 3, 2004, the Company issued a $7,000,000 note with an increasing rate of interest. The Increasing Rate Note is an unsecured obligation of the Company that is senior in right of payment to the 12% Senior Subordinated Notes, the 12 3/4% Senior Subordinated Notes, and the 13% Junior Subordinated Notes. The Increasing Rate Note matures on June 30, 2007. Interest is due monthly and is currently being paid at the rate of 13.8% per annum (the "Cash Rate"). In lieu of paying the Cash Rate, the Company has the option to pay interest at the rate of 12% in cash and an additional 3.6% in additional Increasing Rate Notes (the "PIK Rate"). The Cash Rate will increase by up to 0.6 percentage points on each of September 1, 2005 and 2006, and the PIK Rate will increase by up to 1.2 percentage points on each of September 1, 2005 and 2006. The exact amount of each increase will depend upon the principal amount of the Increasing Rate Note then outstanding.

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

      12% SENIOR SUBORDINATED NOTES

      The 12% Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company's existing and future senior debt. Interest on the 12% Senior Subordinated Notes is payable quarterly on February 1, May 1, August 1, and November 1. On October 1, 2004, the Company purchased $8,264,000 principal amount of its 12% Senior Subordinated Notes plus interest accrued thereon for $2,892,000. See Note 13, "Gain on the Repurchase of Debt."

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

      CAPITAL LEASE OBLIGATIONS

      Capital lease obligations relate to the purchase of equipment used in the Company's manufacturing operations. During 2004, the Company entered into capital leases totaling $144,000. At December 31, 2004, the Company's consolidated balance sheet included equipment held under capital

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leases with a cost of $1,146,000 and related accumulated depreciation of $252,000. The future minimum lease payments under the terms of the various capital leases are set forth below under the heading "Scheduled Maturities of Long-Term Debt." Amortization of assets recorded as capital leases is included in depreciation expense.

      SERIES B PREFERRED STOCK

      At December 31, 2004, there were outstanding 3,300 shares of the Company's $8 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), par value $100 per share, with a carrying value of $623,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company failed to make scheduled redemptions in the aggregate amount of $450,000 on November 30, 2000, 2001, 2002, 2003, and 2004.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      From time to time, the Company's secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in its various financing agreements in order to maintain or otherwise ensure the Company's current or future compliance.

   - Effective March 31, 2004, the Company's two secured lenders amended fixed charge coverage ratios and annual limitations on unfinanced capital expenditures;

   - Effective May 31, 2004, one of the Company's secured lenders waived compliance with a minimum net worth covenant;

   - Effective June 30, 2004, the Company's two secured lenders amended financial covenants, related to minimum net worth, minimum fixed charge coverage, minimum EBITDA, and maximum debt to EBITDA; and

   - Effective January 27, 2005, the Company's two secured lenders further amended financial covenants, related to minimum consolidated EBITDA, minimum Rubber Group EBITDA, fixed charge coverage ratios, and maximum secured debt to EBITDA.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      SCHEDULED MATURITIES OF LONG-TERM DEBT

      Scheduled maturities of long-term debt and capital lease obligations for the years ending December 31 are listed below (dollar amounts in thousands):

                                                   CAPITAL
                                     LONG-TERM      LEASE
                                        DEBT      OBLIGATIONS      TOTAL
                                     ---------    -----------    ----------
             2005                    $   4,565    $       184    $    4,749
             2006                       17,236             86        17,322
             2007                        7,074              4         7,078
             2008                           25              -            25
             2009                       34,524              -        34,524
                                     ---------    -----------    ----------

                                     $  63,424    $       274    $   63,698
                                     =========    ===========    ==========

NOTE 6 -- COMMON STOCK, WARRANTS, AND OTHER EQUITY SECURITIES

      COMMON STOCK, $.25 PAR VALUE

      At December 31, 2004, 2003, and 2002, there were 4,931,767, 4,931,767 and
4,828,036 shares of the Company's common stock outstanding, respectively, and 48,889 shares were reserved for issuance on the conversion of the Series B Preferred Stock. In connection with the completion of the Company's debt refinancing on December 18, 2003, the Company exchanged 103,731 shares of its common stock for the $235,000 of interest that was accrued and unpaid on its then outstanding junior subordinated notes.

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

      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      The Company maintains programs to fund certain costs related to a prescription drug card program for a closed group of retirees of one of its former divisions and to fund limited medical costs for certain retirees of one of its divisions. At December 31, 2004, the Company's accumulated postretirement benefit obligation totaled $322,000. Prior to January 1, 2004, the Company amortized its transition obligation over the remaining life expectancy of the participants, which equated to an annual rate of $23,000. Effective January 1, 2004, the Company revised the life expectancy of the participants in the prescription drug program and, as a result, the Company began to amortize its unamortized transition obligation at the rate of $20,000 per year during 2004. The Company measures its post-retirement benefit obligation on January 1 of each year.

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

      A reconciliation of the changes in the Company's post-retirement obligations at December 31, 2004 and 2003, is set forth below (dollar amounts in thousands):

                                                                   DECEMBER 31
                                                                 ----------------
                                                                  2004      2003
                                                                 ------    ------
Accumulated postretirement benefit obligation at
  beginning of year                                              $  332    $  411
Interest cost                                                        19        26
Benefits paid                                                       (36)      (43)
Actuarial loss (gain)                                                 7       (62)
                                                                 ------    ------
     Accumulated postretirement benefit obligation at
      end of year                                                   322       332
Plan assets at fair market value                                      -         -
                                                                 ------    ------
     Unfunded accumulated postretirement benefit obligation
      at end of year                                                322       332
Unrecognized transition obligation                                  (79)      (99)
Unrecognized net gain                                                52        64
                                                                 ------    ------

     Accrued benefit cost                                        $  295    $  297
                                                                 ======    ======

      Net annual postretirement benefit costs for 2004, 2003, and 2002, are summarized below (dollar amounts in thousands):

                                                        YEARS ENDED DECEMBER 31
                                                       --------------------------
                                                        2004      2003      2002
                                                       ------    ------    ------
Interest cost                                          $   19    $   26    $   28
Net amortization and deferral                              15        22        54
                                                       ------    ------    ------

       Net annual postretirement benefit cost          $   34    $   48    $   82
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

NOTE 8 -- INCOME TAXES

      Income taxes are accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

files a consolidated federal income tax return with its wholly-owned subsidiary. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      The components of the provisions for income taxes related to continuing operations in 2004, 2003, and 2002, are set forth below (dollar amounts in thousands):

                                                                YEARS ENDED DECEMBER 31
                                                            -------------------------------
                                                              2004        2003        2002
                                                            -------      -------    -------
            Current:
                 Federal                                    $  (328)     $     -    $  (643)
                 State                                          132           76        105
                                                            -------      -------    -------
                                                               (196)          76       (538)
            Deferred:
                 Federal                                          -            -          -
                                                            -------      -------    -------

            Income tax provision (benefit)                  $  (196)     $    76    $  (538)
                                                            =======      =======    =======

      The federal income tax benefit recorded during 2004, consisted of an adjustment of previously recorded federal income tax liabilities.

      The federal income tax benefit recorded during 2002 resulted from a refund of alternative minimum taxes totaling $643,000 that were paid in earlier periods.

      Excluding the receipt of refunds of prior years' income taxes, income taxes paid during 2004, 2003, and 2002 totaled $84,000, $103,000, and $80,000, respectively.

      The difference between the Company's income tax provision (benefit) for income (loss) from operations in 2004, 2003, and 2002 and the income taxes that would have been payable at the federal statutory rate for income (loss) from operations is reconciled as follows (dollar amounts in thousands):

                                                                YEARS ENDED DECEMBER 31
                                                          -----------------------------------
                                                            2004         2003         2002
                                                          ---------    ---------    ---------
            Federal statutory income tax provision        $   1,564    $    (501)   $    (241)
            Change in valuation allowance                    (1,542)         718         (409)
            Adjustment of tax liabilities                      (328)
            Nondeductible goodwill                                -           16            -
            State income taxes, net of federal benefit           87           50           78
            Other                                                23         (207)          34
                                                          ---------    ---------    ---------

                Income tax provision (benefit)            $    (196)   $      76    $    (538)
                                                          =========    =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company's deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 (dollar amounts in thousands):

                                                                                     DECEMBER 31
                                                                                ---------------------
                                                                                  2004         2003
                                                                                --------    ---------
             Deferred tax assets:
                  Net operating losses and tax credit carryforwards:
                      Federal net operating losses                              $  5,566    $   6,714
                      State net operating losses                                   1,852        1,942
                      Federal alternative minimum taxes                              864          864
                      Investment tax credit                                          100          100
                      Other tax credit                                                81           81
                                                                                --------    ---------
                           Total tax carryforwards                                 8,463        9,701
                  Deductible temporary differences:
                      Impairment of long-lived assets                                693          693
                      Accounts receivable and inventory reserves                     470          520
                      Tax inventory over book                                        193          159
                      Compensation accruals                                          542          318
                      Other accruals                                                 398          381
                      Other                                                          129          118
                                                                                --------    ---------
                           Total deferred tax assets                              10,888       11,890
                  Valuation allowance                                             (8,121)      (8,925)
                                                                                --------    ---------
                           Net deferred tax assets                                 2,767        2,965
             Deferred tax liabilities:
                  Tax over book depreciation                                       2,767        2,965
                                                                                --------    ---------

                           Net deferred taxes                                   $      -    $       -
                                                                                ========    =========

      During 2004, the Company's valuation allowance decreased by $804,000, primarily due to the net income reported by the Company for calendar 2004.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The expiration of the Company's federal net operating loss carryforwards by year of expiration is set forth in the table below (dollar amounts in thousands):

             2005                                              $      319
             2006                                                   3,473
             2007                                                   1,246
             2008                                                       -
             2009                                                       -
             Thereafter                                            11,332
                                                               ----------
                  Total federal net operating loss
                    carryforwards                              $   16,370
                                                               ==========

NOTE 9 -- SEGMENTS

      DESCRIPTION OF SEGMENTS AND PRODUCTS

      The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group produces seals used in automotive wiring systems, insulators for automotive ignition wire sets, and components for medical devices. The Metals Group machines components from aluminum, brass, and steel bars for sale primarily to automotive suppliers. During 2004, the Company committed to a plan to discontinue the operations of its die casting division, which is one of two operating units that comprise the Metals Group segment. In the following table, information related to the die casting division has been excluded. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States. At December 31, 2004, approximately 34.9% of the Company's employees were subject to collective bargaining agreements that expire in 2007 and 2008.

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

      INDUSTRY CONCENTRATION; RELIANCE ON LARGE CUSTOMERS AND CREDIT RISK

      During 2004, 2003, and 2002, net sales from continuing operations to customers in the automotive industry totaled $97,902,000, $97,146,000, and $96,458,000, respectively, which represented 88.7%, 85.8%, and 85.9%, respectively, of the Company's net sales. At December 31, 2004 and 2003,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts receivable from automotive industry customers totaled $15,248,000 and $15,166,000, respectively. The Company operates primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a sudden and an adverse affect on the operating results and financial condition of the Company's customers, and, in turn, the collectibility of the Company's accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of customer financial statements, and discussions with customer management as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations of the financial condition of the Company's customers. The Company generally does not require collateral from its customers to support the extension of trade credit. At December 31, 2004 and 2003, the Company had reserves for credit losses of $537,000 and $545,000, respectively. At December 31, 2004 and 2003, accounts receivable from automotive industry customers of discontinued operations totaled $1,227,000 and $1,552,000, respectively.

      During 2004, 2003, and 2002, the Company's net sales to Delphi Corporation, totaled $23,413,000, $24,591,000, and $25,181,000. Substantially
all of the Company's net sales to Delphi during the three years ended December 31, 2004, were made by the Rubber Group. Sales to Delphi in 2004, 2003, and 2002, represented 21.2%, 21.7%, and 22.4%, respectively, of the Company's net sales and 23.5%, 23.4%, and 25.1%, respectively, of the Rubber Group's net sales. At December 31, 2004, 2003, and 2002, accounts receivable due from Delphi represented 23.8%, 23.3%, and 26.8% of the Company's total trade receivable balances. During 2004 and 2003, net sales to General Cable Corporation totaled $11,636,000 and $11,802,000 or 10.5% and 10.4%, respectively, of the Company's net sales, and 11.7% and 11.4%, respectively, of the Rubber Group's net sales. No other customer accounted for more than 10% of the Company's net sales during 2004, 2003, or 2002. In 2004, the three largest customers of the Rubber Group, including Delphi, accounted for 44.6% of the Rubber Group's net sales and, at December 31, 2004, 43.2% of the Company's total trade receivable balances. In 2004, the three largest customers of the continuing operations of the Metals Group accounted for 61.3% of the Metals Group's net sales and, at December 31, 2004, 9.3% of the Company's total trade receivable balances. Loss of a significant amount of business from Delphi, General Cable, or any of the Company's other large customers would have a material adverse effect on the Company if such business were not substantially replaced by additional business from existing or new customers. In addition, the Company's results of operations could be materially adversely affected if Delphi, General Cable, or any of the Company's other large customers experience financial difficulties that cause them to delay or fail to make payments for goods sold to them.

      Net sales to Delphi of connector seals for automotive wiring harnesses totaled $19,802,000, $20,227,000, and $21,147,000 during 2004, 2003, and 2002, respectively. Since July 2001, substantially all of the connector seals that the Company has sold to Delphi were sold pursuant to a supply agreement that was scheduled to expire on December 31, 2004.

      During 2004, Delphi advised the Company that it planned to insource during 2005, approximately 36 high-volume connector seals that were then being produced by the Company's Lexington Connector Seals division, and asked the Company to provide a proposal to continue to manufacture the remaining connector seals then being supplied to Delphi by the connector seals division. On November 22, 2004, Delphi and the connector seals division entered into an agreement pursuant to which Delphi agreed to purchase from the division 100% of its requirements through December 31, 2009, for all connector seals not scheduled to be insourced and 100% of its requirements through various dates in 2005 for the connector seals scheduled to be insourced. The Company estimates that if the 36 connector seals had been

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in-sourced by Delphi on January 1, 2004, its net sales and income from operations for 2004 would have been reduced by approximately $8,624,000 and $840,000, respectively. Pursuant to the agreement, the connector seals division will receive price increases effective January 1, 2005 on the remaining parts supplied to Delphi, which are expected to offset a significant portion of the profit lost due to the in-sourcing. The Company is currently restructuring the operations of the connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of the connector seals division will include, among other things, the closing of one of its existing manufacturing facilities.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      SEGMENT FINANCIAL DATA

      Information relating to the Company's operating segments and the Corporate Office for 2004, 2003, and 2002 is summarized below (dollar amounts in thousands):

                                                        YEARS ENDED DECEMBER 31
                                                ---------------------------------------
                                                  2004           2003           2002
                                                ---------     ----------     ----------
NET SALES:
    Rubber Group                                $  99,565     $  103,243     $   98,880
    Metals Group                                   10,788          9,988         13,483
                                                ---------     ----------     ----------
         Total net sales                        $ 110,353     $  113,231     $  112,363
                                                =========     ==========     ==========
INCOME (LOSS) FROM OPERATIONS (1):
    Rubber Group                                $   9,865     $   10,026     $   10,765
    Metals Group                                   (2,788)        (1,840)        (2,099)
                                                ---------     ----------     ----------
         Subtotal                                   7,077          8,166          8,666
    Corporate Office                               (2,411)        (2,679)        (2,464)
                                                ---------     ----------     ----------
         Total income from operations           $   4,666     $    5,507     $    6,202
                                                =========     ==========     ==========
DEPRECIATION AND AMORTIZATION (2):
    Rubber Group                                $   6,929     $    7,121     $    7,786
    Metals Group                                    1,476          1,796          2,408
                                                ---------     ----------     ----------
         Subtotal                                   8,405          8,919         10,194
    Corporate Office                                   39             38             53
                                                ---------     ----------     ----------
         Total depreciation and amortization    $   8,444     $    8,955     $   10,247
                                                =========     ==========     ==========
CAPITAL EXPENDITURES (3):
    Rubber Group                                $   5,277     $    4,873     $    3,690
    Metals Group                                      773            799            319
                                                ---------     ----------     ----------
         Subtotal                                   6,050          5,672          4,009
    Corporate Office                                    7             14              4
                                                ---------     ----------     ----------
         Total capital expenditures             $   6,057     $    5,686     $    4,013
                                                =========     ==========     ==========
ASSETS:
    Rubber Group                                $  60,377     $   61,953     $   64,439
    Metals Group                                    9,872         10,231         11,702
                                                ---------     ----------     ----------
         Subtotal                                  70,249         72,184         76,141
    Corporate Office                                3,352          4,111          5,252
    Discontinued operations                         4,776          7,392         10,752
                                                ---------     ----------     ----------
         Total assets                           $  78,377     $   83,687     $   92,145
                                                =========     ==========     ==========

    (1) During 2003, the loss from operations at the Metals Group includes a provision of $47,000 to write off goodwill. During 2002, the loss from operations at the Metals Group includes costs of $609,000 incurred to close the Metals Group's metal machining facility in Arizona, and $1,290,000 of other losses related to the Arizona facility.

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

NOTE 10 -- NET INCOME (LOSS) PER COMMON SHARE

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

      During 2003, the Company's loss per share calculation reflected dividends on the Series B Preferred Stock totaling $106,000. If the Company had paid dividends on the Series B Preferred Stock during 2002, the Company's net loss per share would have been increased by one cent per share. Dividends and redemptions accruing on the Series B preferred stock subsequent to the adoption of FAS 150 by the Company on July 1, 2003, are classified as interest expense in the Company's consolidated statements of operations.

                                                                                 YEARS ENDED DECEMBER 31
                                                                             -------------------------------
                                                                               2004       2003        2002
                                                                             --------   --------    --------
               Numerator for basic and diluted earnings per share:

                    Income (loss) from continuing operations before
                      deducting preferred stock dividends                    $  4,798   $ (1,549)   $   (170)
                    Less: preferred stock dividends                                 -        106           -
                                                                             --------   --------    --------
                    Income (loss) from continuing operations after
                      deducting preferred stock dividends                       4,798     (1,655)       (170)
                    Loss from discontinued operations                          (3,208)    (4,653)     (1,397)
                    Cumulative effect of a change in accounting principle           -       (247)          -
                                                                             --------   --------    --------
                    Net income (loss) applicable to common stockholders      $  1,590   $ (6,555)   $ (1,567)
                                                                             ========   ========    ========
               Denominator - weighted average shares outstanding                4,932      4,832       4,828
                                                                             ========   ========    ========

               Basic and diluted income (loss) per share of common stock:

                    Continuing operations                                    $   0.97   $  (0.35)   $  (0.03)
                    Discontinued operations                                     (0.65)     (0.96)      (0.29)
                    Cumulative effect of a change in accounting principle           -      (0.05)          -
                                                                             --------   --------    --------
                    Net income (loss)                                        $   0.32   $  (1.36)   $  (0.32)
                                                                             ========   ========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 12 -- RELATED PARTIES

      The Chairman of the Board and the President of the Company, Michael A. Lubin and Warren Delano, are the Company's two largest stockholders, with beneficial ownership of 32.7% and 28.3%, respectively, of the Company's common stock. They are also the holders of the 13% Junior Subordinated Note, and, together with affiliates and associates, the holders of $2,831,000 principal amount of 12% Senior Subordinated Notes. In December 2003, Messrs. Delano and Lubin converted accrued interest of $235,000 on the Company's junior subordinated notes into 103,731 shares of common stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In 2004, Messrs. Delano and Lubin, through an investment banking firm of which they are the only partners, were paid $700,000 to provide management and investment banking services. Additionally, Messrs. Delano and Lubin may receive incentive compensation tied to the Company's operating performance and other compensation for specific transactions completed by the Company with the assistance of Messrs. Lubin and Delano. The Company also has agreed to reimburse their firm for certain out-of-pocket expenses. During each of 2003 and 2002, the Company paid the Messrs. Lubin and Delano fees of $500,000. During 2004, 2003, and 2002, the Company reimbursed their firm for expenses of $163,000, $200,000, and $196,000, respectively.

      For more information on the compensation of Messrs. Delano and Lubin, refer to the Company's proxy statement to be issued in connection with its Annual Meeting of Stockholders and to be filed during April, 2005.

NOTE 13 -- GAIN ON THE REPURCHASE OF DEBT

      During 2004, the Company recognized $8,598,000 of aggregate gains on the repurchase of its debt.

      REPURCHASE OF 10 1/2% SENIOR, UNSECURED NOTE

      During the second quarter of 2004, the Company recognized a pre-tax gain of $3,252,000 on the repurchase of its $7,500,000 10 1/2% senior, unsecured note and all accrued interest thereon. Although the Company repurchased the senior, unsecured note on December 18, 2003, the gain on the repurchase of the senior, unsecured note was deferred and recorded, at December 31, 2003, in current liabilities as "deferred gain on repurchase of debt" because the agreement governing the repurchase of the note provided that the claim could be reinstated if certain events occurred prior to April 20, 2004. Because none of these events occurred prior to April 20, 2004, the Company recognized the pre-tax gain during the three-month period ended June 30, 2004.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- DISCONTINUED OPERATIONS

      During 2002 and 2003, the Company's die casting division, which was one of two operating units that comprised the Company's Metals Group segment, experienced negative gross profit margins. At December 31, 2003, the Company reassessed the division's business and reduced its overall expectations for the division's future financial performance. As a result, the Company reviewed the long-lived assets of the die casting division for impairment as of December 31, 2003, under the provisions of Statement of Financial Accounting Standards No.144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Company determined that the undiscounted, projected cash flow of the division was less than the carrying value of the long-lived assets being tested. As a result, the Company concluded that the long-lived assets of this division, which had a carrying value of $7,131,000, were impaired and the Company wrote them down to their estimated fair value of $4,704,000, recording a non-cash, pre-tax impairment charge of $2,427,000 at December 31, 2003. Fair value was based primarily on independent appraisals of the long-lived assets.

      In September 2004, as a result of continued poor operating performance and reduced expectations for the division's future financial performance, the Company committed to a plan to discontinue the operations of the die casting division. In the fourth quarter of 2004, the Company initiated a program to sell the assets or business of the die casting division. If a sale of the entire business does not occur during the first half of 2005, the Company plans to close the operations of the die casting division during the second quarter of 2005, after fulfilling certain agreed-upon customer purchase orders. Accordingly, pursuant to FAS 144, the carrying value of the assets of the die casting division have been adjusted to the Company's estimate of the fair value of such assets, which approximates the projected proceeds to be realized on the disposition of the assets, net of estimated selling costs. As a result, the Company recognized a pretax impairment charge of $1,595,000 during 2004.

      In accordance with Financial Accounting Standards Board Emerging Issue Task force Abstract No. 87-24, "Allocation of Interest to Discontinued Operations" ("EITF 87-24"), the Company has allocated interest to the discontinued operations based on the debt that would be required to be repaid using management's estimate of the proceeds to be realized on the anticipated sale of the die casting assets. No allocation was made to the die casting division for any other interest or for any corporate office expenses. Interest expense allocated to the die casting division totaled $241,000, $69,000, and $62,000 for 2004, 2003, and 2002, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes certain operating data of the die casting division for 2004, 2003, and 2002 (dollar amounts in thousands):

                                                                          YEARS ENDED DECEMBER 31
                                                                      ------------------------------
                                                                        2004       2003       2002
                                                                      --------   --------   --------
Net sales                                                             $  9,096   $  8,385   $ 12,489
                                                                      ========   ========   ========
     Loss from operations before asset impairment charge              $ (1,372)  $ (1,996)  $ (1,335)
Impairment of long-lived assets                                         (1,595)    (2,427)         -
Impairment of goodwill                                                       -       (161)         -
                                                                      --------   --------   --------

     Loss from operations of discontinued operations                    (2,967)    (4,584)    (1,335)

Allocated interest expense                                                 241         69         62
                                                                      --------   --------   --------

Loss before income tax                                                  (3,208)    (4,653)    (1,397)

Income tax                                                                   -          -          -
                                                                      --------   --------   --------

Loss from discontinued operations                                       (3,208)    (4,653)    (1,397)

Add back: depreciation and amortization                                    666      1,324      1,618
             interest expense                                              241         69         62
                                                                      --------   --------   --------

EBITDA from discontinued operations                                   $ (2,301)  $ (3,260)  $    283
                                                                      ========   ========   ========

      The following table sets forth the assets and liabilities of the die casting division in our consolidated balance sheets at December 31, 2004 and 2003 (dollar amounts in thousands):

                                                                                    DECEMBER 31
                                                                                --------------------
                                                                                  2004        2003
                                                                                --------    --------
ASSETS:

Current assets:
     Cash                                                                       $      -    $     11
     Accounts receivable, net                                                      1,056       1,394
     Inventories, net                                                                695         894
     Prepaid expenses and other current assets                                       240         388
     Other assets, net                                                                31         267
                                                                                --------    --------
              Current assets                                                       2,022       2,954
Plant and equipment, net (1)                                                       2,754       4,438
                                                                                --------    --------
              Assets of discontinued operations                                 $  4,776    $  7,392
                                                                                ========    ========

LIABILITIES (2):

Current liabilities:
     Accounts payable                                                           $    615    $    516
     Accrued expenses                                                                179         166
     Other liabilities                                                                 -          93
                                                                                --------    --------
              Liabilities of discontinued operations                            $    794    $    775
                                                                                ========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Under the terms of our secured loan agreements, we are required to use proceeds from the sale of property, plant and equipment to pay down the indebtedness collateralized by such property, plant, and equipment.

(2) Liabilities do not include debt for money borrowed by us that is secured by assets of the division.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly unaudited financial data for the eight fiscal quarters ended December 31, 2004, is set forth below (dollar amounts in thousands, except per share amounts).

                                                                         QUARTERS ENDED 2004
                                                            ---------------------------------------------
                                                            MAR. 31      JUNE 30     SEPT. 30    DEC. 31
                                                            --------     --------    --------    --------
Net sales                                                   $ 30,607     $ 29,474    $ 25,880    $ 24,392
                                                            ========     ========    ========    ========
Gross profit                                                $  4,146     $  3,093    $  2,817    $  1,993
                                                            ========     ========    ========    ========
Income (loss) from continuing operations                    $    103     $  2,139    $ (1,194)   $  3,750
Loss from discontinued operations                               (259)        (857)     (1,525)       (567)
                                                            --------     --------    --------    --------
Net income (loss)                                           $   (156)    $  1,282    $ (2,719)   $  3,183
                                                            ========     ========    ========    ========

Basic and diluted income (loss) per share of
 common stock:
    Continuing operations                                   $   0.02     $   0.42    $  (0.25)   $   0.76
    Discontinued operations                                    (0.05)       (0.16)      (0.30)      (0.11)
                                                            --------     --------    --------    --------
    Net income (loss)                                       $  (0.03)    $   0.26    $  (0.55)   $   0.65
                                                            ========     ========    ========    ========

                                                                         QUARTERS ENDED 2003
                                                            ---------------------------------------------
                                                             MAR. 31     JUNE 30     SEPT. 30    DEC. 31
                                                            --------     --------    --------    --------
Net sales                                                   $ 29,949     $ 28,925    $ 26,551    $ 27,806
                                                            ========     ========    ========    ========
Gross profit                                                $  3,853     $  3,700    $  2,334    $  3,571
                                                            ========     ========    ========    ========
Income (loss) from continuing operations                    $    158     $    (65)   $ (1,262)   $   (380)
Loss from discontinued operations                               (327)        (609)       (454)     (3,263)
Cumulative effect of a change in accounting principle              -            -        (247)          -
                                                            --------     --------    --------    --------
Net income (loss)                                           $   (169)    $   (674)   $ (1,963)   $ (3,643)
                                                            ========     ========    ========    ========

Basic and diluted income (loss) per share of
  common stock
    Continuing operations                                   $   0.02     $  (0.02)   $  (0.26)   $  (0.10)
    Discontinued operations                                    (0.06)       (0.12)      (0.10)      (0.67)
    Cumulative effect of a change in accounting
      principle                                                    -            -       (0.05)          -
                                                            --------     --------    --------    --------
    Net income (loss)                                       $  (0.04)    $  (0.14)   $  (0.41)   $  (0.77)
                                                            ========     ========    ========    ========


      Results of the discontinued operations for the third and fourth quarters of 2004, included non-cash, pre-tax impairment charges of $928,000 and $667,000, respectively, to reduce the carrying value of the assets of the discontinued die casting division to management's estimate of the current fair value of such assets, which approximates the projected proceeds to be realized on the disposition of the assets, net of selling costs.

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

                            LEXINGTON PRECISION CORPORATION
                                      (Registrant)

April 5, 2005               By: /s/ Dennis J. Welhouse
                                ------------------------------------------
                                Dennis J. Welhouse, Senior Vice President,
                                 Chief Financial Officer, and Secretary