Form 10-Q
period 2005-03-31
LEXINGTON PRECISION CORP
filed 2005-05-16
CIK 12570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended March 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-3252

LEXINGTON PRECISION CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1830121 (I.R.S. Employer Identification No.)

40 East 52nd Street, New York, NY (Address of principal executive office)	10022 (Zip Code)

(212) 319-4657
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report date)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 13, 2005, there were 4,931,767 shares of common stock of the Registrant outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

LEXINGTON PRECISION CORPORATION

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	26
EX-10-1 Purchase Agreement
EX-31-1 Rule 13A-14A Certification of Michael A. Lubin
EX-31-2 Rule 13A-14A Certification of Warren Delano
EX-31-3 Rule 13A-14A Certification of Dennis J. Welhouse
EX-32-1 906 Certification of Michael A. Lubin
EX-32-2 906 Certification of Warren Delano
EX-32-3 906 Certification of Dennis J. Welhouse

- i -

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LEXINGTON PRECISION CORPORATION

Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2005	2004
Net sales	$26,284	$30,607

Cost of sales	23,162	26,461

Gross profit	3,122	4,146

Selling and administrative expenses	1,785	1,941

Income from operations	1,337	2,205

Interest expense	(2,310)	(2,087)

Income (loss) from continuing operations before income tax	(973)	118

Income tax provision	21	15

Income (loss) from continuing operations	(994)	103

Income (loss) from discontinued operations	294	(259)

Net loss	$(700)	$(156)

Basic and diluted income (loss) per share of common stock:

Continuing operations	$(0.20)	$0.02
Discontinued operations	0.06	(0.05)

Net loss	$(0.14)	$(0.03)

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION

Consolidated Balance Sheets
(thousands of dollars)
(unaudited)

	March 31,	December 31,
	2005	2004
Assets:

Current assets:
Cash	$106	$17
Accounts receivable, net	16,958	15,322
Inventories, net	8,739	8,791
Prepaid expenses and other current assets	1,401	1,623
Deferred income taxes	1,090	1,090
Current assets of discontinued operations	1,561	2,022

Total current assets	29,855	28,865

Plant and equipment, net	33,803	34,470

Plant and equipment of discontinued operations, net	2,744	2,754

Goodwill, net	7,623	7,623

Assets held for sale	1,598	1,629

Other assets, net	3,042	3,036

	$78,665	$78,377

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$9,441	$9,753
Accrued expenses, excluding interest	4,839	4,839
Accrued interest expense	981	975
Short-term debt	16,011	14,667
Current portion of long-term debt	4,278	4,749
Current liabilities of discontinued operations	676	794

Total current liabilities	36,226	35,777

Long-term debt, excluding current portion	59,502	58,949

Deferred income taxes	1,090	1,090

Other long-term liabilities	420	436

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 4,931,767 shares issued	1,233	1,233
Additional paid-in-capital	13,169	13,169
Accumulated deficit	(32,975)	(32,277)

Total stockholders’ deficit	(18,573)	(17,875)

	$78,665	$78,377

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION

Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Three Months Ended
	March 31
	2005	2004
Operating activities:
Income (loss) from continuing operations	$(994)	$103
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	2,052	2,059
Amortization included in operating expense	83	72
Amortization included in interest expense	308	252
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(1,636)	(2,957)
Inventories, net	52	(1,260)
Prepaid expenses and other assets	277	450
Accounts payable	(312)	1,374
Accrued expenses, excluding interest	—	(362)
Accrued interest expense	6	719
Other long term liabilities	(1)	17
Other	8	4

Net cash provided (used) by continuing operations	(157)	471
Net cash provided (used) by discontinued operations	637	(404)

Net cash provided by operating activities	480	67

Investing activities:
Purchases of plant and equipment	(1,345)	(1,302)
Increase in equipment deposits	—	(141)
Proceeds from sales of plant and equipment	100	—
Expenditures for tooling owned by customers	(324)	(121)
Other	(55)	(226)

Net cash used by continuing operations	(1,624)	(1,790)
Net cash provided (used) by discontinued operations	1	(113)

Net cash used by investing activities	(1,623)	(1,903)

Financing activities:
Net increase in borrowings under revolving line of credit	1,344	3,253
Proceeds from issuance of debt	1,500	—
Repayment of long-term debt	(1,424)	(1,124)
Payment of deferred financing expenses	(188)	(188)

Net cash used by financing activities	1,232	1,941

Net increase in cash	89	105
Cash at beginning of year	17	189

Cash at end of year	$106	$294

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

          The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements do not include all the information and footnotes included in the Company’s annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the financial position of the Company at March 31, 2005, and the Company’s results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. In preparing the interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures; actual results could differ from those estimates.

          The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.

          During 2004, the Company committed to a plan to sell its die casting division. The results of operations and the assets and liabilities of the die casting division are classified as discontinued operations in the Company’s consolidated financial statements.

          Certain reclassifications have been made to the consolidated financial statements for prior years in order to conform to the current year’s presentation.

Note 2 — Inventories

          Inventories at March 31, 2005, and December 31, 2004, are set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2005	2004
Finished goods	$3,555	$4,142
Work in process	2,664	2,372
Raw material	2,520	2,277

	$8,739	$8,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Plant and Equipment

          Plant and equipment at March 31, 2005, and December 31, 2004, are set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2005	2004
Land	$1,970	$1,970
Buildings	15,467	15,464
Equipment	108,807	107,621

	126,244	125,055
Accumulated depreciation	92,441	90,585

Plant and equipment, net	$33,803	$34,470

Note 4 — Debt

          Debt at March 31, 2005, and December 31, 2004, is set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2005	2004
Short-term debt:
Revolving line of credit	$15,853	$14,509
12-3/4% Senior Subordinated Notes	158	158

Subtotal	16,011	14,667
Current portion of long-term debt	4,278	4,749

Total short-term debt	20,289	19,416

Long-term debt:
Equipment term loans	11,200	10,200
Real estate term loan	10,063	10,350
12% Senior Subordinated Notes	34,177	34,177
13% Junior Subordinated Note	347	347
Increasing Rate Note	7,000	7,000
Unsecured, amortizing term notes	140	669
Capital lease obligations	171	275
Series B Preferred Stock	629	623
Other	53	57

Subtotal	63,780	63,698
Less current portion	(4,278)	(4,749)

Total long-term debt	59,502	58,949

Total debt	$79,791	$78,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          Revolving Line of Credit

          At March 31, 2005, the Company had outstanding loans of $15,853,000, outstanding letters of credit of $2,093,000, and net unused availability of $1,201,000 under the revolving line of credit. The revolving line of credit expires on June 30, 2006. Loans under the revolving line of credit bear interest at either the prime rate plus 1% or the London Interbank Offered Rate (“LIBOR”) plus 3-1/4%, at the Company’s option. The loans outstanding under the revolving line of credit are classified as short-term debt because the revolving line of credit provides that the Company’s cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the Company’s approval. Loans under the revolving line of credit are limited to 88% of eligible accounts receivable plus 65% of eligible inventories, less outstanding letters of credit and any reserves established by the lender. All loans and reimbursement obligations with respect to letters of credit under the revolving line of credit are secured by first priority liens on substantially all of the Company’s assets other than real estate.

          Equipment Term Loans

          The equipment term loans are payable in aggregate monthly installments of $200,000 each, with interest at the prime rate plus 4-3/4%. At March 31, 2005, the interest rate on the equipment term loans was 10.5%. The unpaid balances of the equipment term loans are payable on June 30, 2006, unless the expiration date of the revolving line of credit is extended. The equipment term loans are secured by first priority liens on substantially all of the Company’s assets other than real estate.

          Real Estate Term Loan

          The real estate term loan is payable in monthly installments of $96,000 each from January 1, 2004, through June 1, 2006, with the unpaid balance due on June 30, 2006. The Company has the option to extend the loans to June 30, 2007, on the same terms, provided that the revolving line of credit is also extended from June 30, 2006, to June 30, 2007. The real estate term loan bears interest at the prime rate plus 5%, subject to a minimum of 9-1/4%, and requires the Company to pay a fee of $216,000 on each anniversary of the closing date. The real estate term loan is secured by first mortgages on substantially all of the Company’s real estate and by second priority liens on substantially all of the Company’s other assets. The real estate term loan contains a provision that permits the lender to accelerate the loan if there is a material adverse change in the Company’s financial condition, business, or operating performance. At March 31, 2005, the interest rate on the real estate term loan was 10.75%.

          Increasing Rate Note

          The Increasing Rate Note is an unsecured obligation of the Company that is senior in right of payment to the 12% Senior Subordinated Notes, the 12-3/4% Senior Subordinated Notes, and the 13% Junior Subordinated Note. The Increasing Rate Note matures on June 30, 2007. Interest is due monthly and is currently being paid at the rate of 13.8% per annum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          12-3/4% Senior Subordinated Notes

          The 12-3/4% Senior Subordinated Notes matured on February 1, 2000, and are unsecured obligations of the Company that are subordinated to all of the Company’s existing and future senior debt. In December 2003, $27,254,000 principal amount of 12-3/4% Senior Subordinated Notes were exchanged for units consisting of 12% Senior Subordinated Notes and warrants to purchase common stock; $158,000 principal amount 12-3/4% Senior Subordinated Notes were not exchanges and remained outstanding. On April 21, 2005, $133,000 principal amount of 12-3/4% Senior Subordinated Notes and the interest accrued thereon was repurchased by the Company for $153,000. During the second quarter of 2005, the Company will record a pretax gain of $77,000 on the repurchase.

          12% Senior Subordinated Notes

          The 12% Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company’s existing and future senior debt. Interest on the 12% Senior Subordinated Notes is payable quarterly on February 1, May 1, August 1, and November 1. On April 13, 2005, Michael A. Lubin, Chairman of the Board of the Company, purchased units consisting of $2,096,000 principal amount of the 12% Senior Subordinated Notes and 20,960 attached warrants to purchase Common Stock of the Company at $3.50 per share, at a purchase price of $629,000 plus accrued interest. In connection with this purchase, Mr. Lubin granted the Company an option to purchase the units on or before August 1, 2005, at a purchase price of $629,000 plus interest accrued to the date of purchase.

          Restrictive Covenants

          The agreements governing the revolving line of credit, the equipment term loans, and the real estate term loan contain financial covenants that require the Company to maintain specified financial ratios as of the end of specified periods, including the maintenance of a minimum level of fixed charge coverage, minimum levels of net worth and EBITDA, and a maximum ratio of debt to EBITDA. The Company also has covenants that limit its unfinanced capital expenditures to $6,250,000 per annum and limit the amount of additional secured financing that it can incur for the purchase of plant and equipment to $2,500,000 per annum. Although there can be no assurance, the Company currently believes that this provision will not limit its planned capital expenditures during 2005. The Company also has other covenants that place restrictions on its business and operations, including covenants relating to the sale of all or substantially all of its assets, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends.

          From time to time, the Company’s secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in its various financing agreements in order to maintain or otherwise ensure the Company’s current or future compliance. Effective January 27, 2005, the Company’s two secured lenders amended covenants related to minimum consolidated EBITDA, minimum Rubber Group EBITDA, fixed charge coverage, and maximum secured debt to EBITDA. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          Financial Leverage and Liquidity

          The Company operates with substantial financial leverage and limited liquidity. The Company’s aggregate indebtedness totaled $79,791,000 at March 31, 2005. During the remaining nine months of 2005, interest and scheduled principal payments are projected to be approximately $6,180,000 and $2,859,000, respectively.

          Cash Interest Paid

          During the three-month periods ended March 31, 2005 and 2004, cash interest paid totaled $2,069,000 and $1,176,000, respectively.

Note 5 — Income Taxes

          At March 31, 2005, and December 31, 2004, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2005 and 2004, consisted of estimated state income taxes payable.

Note 6 — Net Loss per Common Share

          For the three-month periods ended March 31, 2005 and 2004, the assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company’s common stock were not dilutive. As a result, the weighted average number of common shares outstanding used in the calculation of net loss per common share as set forth in the unaudited interim consolidated financial statements does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants. For the three-month periods ended March 31, 2005 and 2004, the weighted average number of common shares outstanding for purposes of the earnings per share calculations totaled 4,932,000.

Note 7 — Segments

          Description of Segments and Products

          The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group produces seals used in automotive wiring systems, insulators for automotive ignition wire sets, and components for medical devices. The Metals Group machines components from aluminum, brass, and steel bars for sale primarily to automotive suppliers. During 2004, the Company committed to a plan to discontinue the operations of its die casting division, which was one of two operating units that previously comprised the Metals Group segment. In the following table, information related to the die casting division has been excluded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          Segment Financial Data

          Information relating to the Company’s operating segments and the Corporate Office for the three-month periods ended March 31, 2005 and 2004, is summarized below (dollar amounts in thousands):

	Three Months Ended
	March 31
	2005	2004
Net sales:
Rubber Group	$23,004	$27,803
Metals Group	3,280	2,804

Total net sales	$26,284	$30,607

Income (loss) from operations:
Rubber Group	$2,306	$3,542
Metals Group	(304)	(761)

Subtotal	2,002	2,781
Corporate Office	(665)	(576)

Total income from operations	$1,337	$2,205

Depreciation and amortization (1):
Rubber Group	$1,803	$1,740
Metals Group	328	381

Subtotal	2,131	2,121
Corporate Office	4	10

Total depreciation and amortization	$2,135	$2,131

Capital expenditures:
Rubber Group	$1,300	$910
Metals Group	42	392

Subtotal	1,342	1,302
Corporate Office	3	—

Total capital expenditures	$1,345	$1,302

Assets:
Rubber Group	$61,016	$64,810
Metals Group	9,990	10,707

Subtotal	71,006	75,517
Corporate Office	3,354	4,259
Discontinued operations	4,305	7,808

Total assets	$78,665	$87,584

(1)	Excludes amortization of deferred financing expenses, which totaled $308,000 and $252,000, during the three-month periods ended March 31, 2005 and 2004, respectively, and which is included in interest expense in the consolidated financial statements.

Note 8 — Discontinued Operations

          In September 2004, the Company committed to a plan to discontinue the operations of its die casting division and initiated a program to sell the division. Accordingly, the results of operations, assets,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

liabilities, and cash flows of the die casting division have been classified as discontinued operations in the consolidated financial statements.

          The Company is currently negotiating the potential sale of substantially all of the die casting division’s equipment and inventory and certain other assets for $2,651,000. If the sale is consummated as currently envisioned, the Company will receive $1,891,000 in cash and a promissory note, secured by certain equipment, in the amount of $760,000. In accordance with the terms of the Company’s secured loan agreements, the net proceeds of the sale will be used to pay down the equipment term loans and the loans under the revolving line of credit. The principal amount of the secured promissory note will be payable in two installments of $560,000 and $200,000 on July 31, 2005, and April 30, 2008, respectively. Interest on the outstanding principal amount of the note will accrue at the rate of 10% per annum starting on August 1, 2005. If the sale is consummated, the Company will record a pre-tax gain on the sale of approximately $1,260,000. In conjunction with the proposed sale transaction, the Company will enter into a three-year agreement to lease the real property housing the die casting operations for $12,500 per month. The lease agreement will provide that the lessee will have the right to purchase the facility for $1,500,000 at any time during the lease term. The monthly lease payments will be used to reduce the outstanding balance of the real estate term loan. The Company can give no assurances that the sale transaction will close or that the terms of the transaction will be equivalent to those outlined above.

          The following table summarizes the operating results of the die casting division for the three-month periods ended March 31, 2005 and 2004, respectively (dollar amounts in thousands):

	Three Months Ended
	March 31
	2005	2004
Net sales	$2,695	$2,399

Income (loss) from operations of discontinued operations	$367	$(199)

Allocated interest expense	73	60

Income (loss) from discontinued operations before income tax	294	(259)

Income tax provision	—	—

Income (loss) from discontinued operations	$294	$(259)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          The following table sets forth the assets and liabilities of the die casting division that are included in our consolidated balance sheets at March 31, 2005, and December 31, 2005 (dollar amounts in thousands):

	March 31,	December 31,
	2005	2004
Assets:

Current assets:
Cash	$8	$—
Accounts receivable, net	920	1,056
Inventories, net	451	695
Prepaid expenses and other current assets	114	240
Other assets, net	68	31

Total current assets	1,561	2,022
Plant and equipment, net(1)	2,744	2,754

Total assets of discontinued operations	$4,305	$4,776

Liabilities(2):

Current liabilities:
Accounts payable	$444	$615
Accrued expenses	232	179

Total liabilities of discontinued operations	$676	$794

(1)	Under the terms of the Company’s secured loan agreements, it is required to use net proceeds from the sale of plant and equipment to pay down the indebtedness collateralized by that plant and equipment.

(2)	Liabilities do not include debt for money borrowed by the Company that is secured by assets of the division.

Note 9 — Plant Closing

          As a result of Delphi Corporation’s decision to in-source 36 connector seals at various times during 2005 (discussed in more detail in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) that were previously manufactured by the Company’s connector seals division, the Company has consolidated the production of all of its remaining connector seal business at its manufacturing location in Vienna, Ohio, and has initiated a plan to move its automotive grommet business to its manufacturing facility in Jasper, Georgia. As a result, during the first quarter of 2005, the Company initiated a plan to cease manufacturing activities at its LaGrange, Georgia, manufacturing facility. The Company presently anticipates that the facility will close by June 30, 2005. In connection with the planned closing of the facility, the Company has estimated that it will incur costs totaling approximately $425,000, which consist of (1) the cost to relocate equipment and tooling to the Company’s facilities in Vienna, Ohio, and Jasper, Georgia, and (2) employee related costs. During the three months ended March 31, 2005, the Company incurred closing costs of $82,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Subsequent Events

          On May 10, 2005, the Company sold its land and building in Casa Grande, Arizona, which had a carrying value of $1,546,000, for $2,750,000. After deducting sales commissions and certain other closing costs, the Company received $2,634,000 in cash. The Company will record a pre-tax gain on the sale of $1,088,000 during the second quarter of 2005. The net proceeds from the sale of the land and building were applied to reduce the real estate term loan. During the three-month periods ended March 31, 2005 and 2004, the operating results of the Metals Group included operating losses of $62,000 and $167,000, respectively, incurred at the Casa Grande facility, primarily to maintain, insure, protect, and depreciate the facility.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Some of our statements in this Form 10-Q, including this item, are “forward-looking statements.” Forward-looking statements usually can be identified by our use of words like “believes,” “expects,” “may,” “will,” “should,” “anticipates,” “estimates,” “projects,” or the negative thereof. They may be used when we discuss strategy, which typically involves risk and uncertainty, and they generally are based upon projections and estimates rather than historical facts and events.

          Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:

•	increases and decreases in business awarded to us by our customers,

•	unanticipated price reductions for our products as a result of competition,

•	unanticipated operating results,

•	changes in the cost of raw materials,

•	increases or decreases in capital expenditures,

•	changes in economic conditions,

•	strength or weakness in the North American automotive market,

•	financial difficulties encountered by our customers,

•	the filing by one or more of our customers for protection under the federal bankruptcy code,

•	changes in the competitive environment,

•	changes in interest rates and the credit and securities markets, and

•	labor interruptions at our facilities or at our customers’ facilities.

          Loss of a significant amount of business from any of our large customers could have a material adverse effect on our results of operations if that business were not replaced by additional business from existing or new customers.

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

Results of Operations — First Quarter of 2005 Versus First Quarter of 2004

          Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.

          The following table sets forth our consolidated operating results for the three-month periods ended March 31, 2005 and 2004, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (dollar amounts in thousands).

	Three Months Ended March 31
	2005		2004
Net sales	$26,284	100.0%	$30,607	100.0%

Cost of sales	23,162	88.1	26,461	86.5

Gross profit	3,122	11.9	4,146	13.5

Selling and administrative expenses	1,785	6.6	1,941	6.3

Income from operations	1,337	5.2	2,205	7.2

Add back: depreciation and amortization (1)	2,135	8.1	2,131	7.0

EBITDA (2)	$3,472	13.2%	$4,336	14.2%

Net cash provided by operating activities (3)	$(157)	(0.6)%	$471	1.5%

(1)	Does not include amortization of deferred financing expenses, which totaled $308,000 and $252,000, during the three-month periods ended March 31, 2005 and 2004, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(3)	The calculation of net cash provided by operating activities is detailed in the consolidated statements of cash flows included in our consolidated financial statements in Part I, Item 1.

          Our net sales for the first quarter of 2005 were $26,284,000, compared to net sales of $30,607,000 for 2004, a decrease of $4,323,000, or 14.1%. The decrease in net sales was principally a result of decreased net sales of rubber components, offset, in part, by increased net sales of metal components. EBITDA for the first quarter of 2005 was $3,472,000, or 13.2% of net sales, compared to EBITDA of $4,336,000, or 14.2% of net sales, for the first quarter of 2004. The change in EBITDA reflected a $1,173,000 reduction in EBITDA at our Rubber Group, partially offset by a $404,000 increase in EBITDA at our Metals Group. EBITDA from discontinued operations for the first quarter of 2005 was positive $387,000 compared to negative $29,000 for the first quarter of 2004.

          Net cash provided by our operating activities during the first quarter of 2005 totaled negative $157,000, compared to positive $471,000 for the first quarter of 2004. For more information about the net cash provided by our operating activities, please refer to the consolidated statements of cash flows in Part I, Item 1, and to our discussion of operating activities under the caption “Liquidity and Capital Resources” in this Part I, Item 2.

          The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended March 31, 2005 and 2004.

          Rubber Group

          The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.

          Delphi Corporation is the Rubber Group’s largest customer. Net sales to Delphi of connector seals for automotive wire harnesses totaled $19,802,000 and $20,227,000, during 2004 and 2003, respectively. From July 2001 through December 31, 2004, substantially all of the connector seals we sold to Delphi were sold pursuant to a supply agreement that expired on December 31, 2004. During 2004, Delphi advised us that it planned to insource during 2005, approximately 36 high-volume connector seals that were then being produced by our connector seals division, and asked us to provide a proposal to continue to manufacture the remaining connector seals then being supplied to Delphi by the division. In November 2004, Delphi and our connector seals division entered into an agreement, pursuant to which Delphi agreed to purchase from the division 100% of its requirements through December 31, 2009, for all connector seals not scheduled to be insourced and 100% of its requirements, through various dates in 2005, for the connector seals scheduled to be insourced. Pursuant to the agreement, our connector seals division received price increases effective January 1, 2005, on the connector seals covered by the new agreement, which are expected to offset a significant portion of the profit lost due to the insourcing. We are currently restructuring the operations of our connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of our connector seals division may include, among other things, the closing of its LaGrange, Georgia, manufacturing facility and consolidating manufacturing at facilities in Vienna, Ohio, and Jasper, Georgia. We estimate that during the first quarter of 2005, the net effect of the Delphi insourcing and the price increases on the remaining connector seals reduced net sales by approximately $1,100,000 and increased income from operations by approximately $50,000. If the balance of the insourcing program is completed by Delphi, we estimate that our quarterly net sales will be reduced by approximately $600,000 and our quarterly income from operations will be reduced by approximately $200,000.

          The following table sets forth the operating results of the Rubber Group for the three-month periods ended March 31, 2005 and 2004, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended March 31
	2005		2004
Net sales	$23,004	100.0%	$27,803	100.0%

Cost of sales	19,755	85.9	23,117	83.1

Gross profit	3,249	14.1	4,686	16.9

Selling and administrative expenses	943	4.1	1,144	4.1

Income from operations	2,306	10.0	3,542	12.7

Add back: depreciation and amortization	1,803	7.8	1,740	6.2

EBITDA	$4,109	17.9%	$5,282	19.0%

          During the first quarter of 2005, net sales decreased by $4,799,000, or 17.2%, compared to the first quarter of 2004. The decrease in net sales was primarily due to (1) the insourcing by Delphi of connector seals that were previously manufactured by us, (2) decreased unit sales of connector seals and insulators for automotive ignition wire sets due to reduced demand from original equipment customers, (3) reduced net sales of medical components, and (4) contractual price reductions, partially offset by (5) price increases negotiated with Delphi and certain other customers.

          Cost of sales as a percentage of net sales increased to 85.9% during the first quarter of 2005, compared to 83.1% of net sales during the first quarter of 2004, primarily due to (1) the effect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume, and (2) expenses and production inefficiencies resulting from the relocation of tooling and equipment from our connector seals facility in LaGrange, Georgia, to our connector seals facility in Vienna, Ohio.

          Selling and administrative expenses as a percentage of net sales remained unchanged during the first quarter of 2005, compared to 2004, primarily because of reduced salary and employee benefit expense.

          During the first quarter of 2005, income from operations totaled $2,306,000, a decrease of $1,236,000, or 34.9%, compared to the first quarter of 2004. EBITDA for the first quarter of 2005 was $4,109,000, or 17.9% of net sales, compared to $5,282,000, or 19.0% of net sales, for the first quarter of 2004.

          Metals Group

          During 2004, we committed to a plan to discontinue the operations of our die casting division, which was one of two operating units within our Metals Group segment. Accordingly, the results of operations, assets, liabilities, and cash flows of the die casting division have been classified as discontinued operations in the consolidated financial statements contained in this Form 10-Q. Unless otherwise indicated, the data set forth below relates solely to our continuing operations.

          The Metals Group machines components from aluminum, brass, and steel bars. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.

          The following table sets forth the operating results of the Metals Group for the three-month periods ended March 31, 2005 and 2004, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended March 31
	2005		2004
Net sales	$3,280	100.0%	$2,804	100.0%

Cost of sales	3,407	103.9	3,344	119.3

Gross profit (loss)	(127)	(3.9)	(540)	(19.3)

Selling and administrative expenses	177	5.4	221	7.9

Loss from operations	(304)	(9.3)	(761)	(27.1)

Add back: depreciation and amortization	328	10.0	381	13.5

EBITDA	$24	0.7%	$(380)	(13.6)%

          During the first quarter of 2005, net sales increased by $476,000, or 17.0%, compared to the first quarter of 2004. The increase in net sales resulted from the roll-out of new components previously awarded to us and increased sales of existing components.

          Cost of sales as a percentage of net sales decreased to 103.9% of net sales during the first quarter of 2005 from 119.3% of net sales during the first quarter of 2004, primarily because of (1) reduced scrap and improved operating efficiencies on new components that we began producing during the fourth quarter of 2003 and the first quarter of 2004, (2) increased selling prices on certain components to compensate us for earlier increases in metal prices, and (3) lower depreciation expense. During the first quarters of 2005 and 2004, the losses from operations included losses from operations of $62,000 and $167,000, respectively, at our idle facility in Casa Grande, Arizona.

          Selling and administrative expenses decreased by $44,000 during 2005 compared to 2004, primarily because of a reduction in legal fees.

          During the first quarter of 2005, the loss from operations was $304,000 compared to a loss from operations of $761,000 during 2004. EBITDA for the first quarter of 2005 was positive $24,000 compared to negative $380,000 for the first quarter of 2004.

          Casa Grande, Arizona, Facility

          On May 10, 2005, we sold our land and building in Casa Grande, Arizona, which had a carrying value of $1,546,000, for $2,750,000. After deducting sales commission and certain other closing costs, we received $2,634,000 in cash. We will record a pre-tax gain on the sale of $1,088,000 during the second quarter of 2005. The net proceeds from the sale of the land and building were applied to reduce the real estate term loan. During the three-month periods ended March 31, 2005 and 2004, the operating results of the Metals Group included operating losses of $62,000 and $167,000, respectively, incurred at the Casa Grande facility, primarily to maintain, insure, protect, and depreciate the facility.

          Discontinued Operations

          In September 2004, we committed to a plan to discontinue the operations of our die casting division and initiated a program to sell it. We are currently negotiating the potential sale of substantially all of the die casting division’s equipment and inventory and certain other assets for $2,651,000. We can give no assurances that the sale transaction will close or that the terms of the transaction will be equivalent to those outlined above. For further information regarding this potential sale of the die casting division, refer to the section captioned “Liquidity” below.

          The following table summarizes certain operating results of the die casting division for the three-month periods ended March 31, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended
	March 31
	2005	2004
Net sales	$2,695	$2,399

Income (loss) from operations of discontinued operations	$367	$(199)

Allocated interest expense	73	60

Income (loss) from discontinued operations before income tax	294	(259)

Income tax provision	—	—

Income (loss)	294	(259)

Add back: Depreciation and amortization	20	170
Allocated interest expense	73	60

EBITDA from discontinued operations	$387	$(29)

          The following table sets forth the assets and liabilities of the die casting division at March 31, 2005, and December 31, 2004 (dollar amounts in thousands):

	March 31,	December 31,
	2005	2004
Assets:

Current assets:
Cash	$8	$—
Accounts receivable, net	920	1,056
Inventories, net	451	695
Prepaid expenses and other current assets	114	240
Other assets, net	68	31

Total current assets	1,561	2,022
Plant and equipment, net(1)	2,744	2,754

Total assets of discontinued operations	$4,305	$4,776

Liabilities(2):

Current liabilities:
Accounts payable	$444	$615
Accrued expenses	232	179

Total liabilities of discontinued operations	$676	$794

(1)	Under the terms of our secured loan agreements, we are required to use proceeds from the sale of plant and equipment to pay down the indebtedness collateralized by that plant and equipment.

(2)	Liabilities do not include borrowings of the Company that are secured by assets of the division.

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

          The following table sets forth the operating results of the Corporate Office for the three-month periods ended March 31, 2005 and 2004, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	March 31
	2005	2004
Loss from operations	$(665)	$(576)

Add back: depreciation and amortization (1)	4	10

EBITDA	$(661)	$(566)

(1)	Excludes amortization of deferred financing expenses, which totaled $308,000 and $252,000 during the first quarters of 2005 and 2004, respectively, and which is included in interest expense in the consolidated financial statements.

          Corporate Office expenses increased by $89,000 in 2005, primarily because of higher management compensation and incentive accruals.

          Interest Expense

          During the first quarters of 2005 and 2004, interest expense, excluding interest expense allocated to our discontinued operation of $73,000 and $60,000, respectively, totaled $2,310,000 and $2,087,000, respectively, which included amortization of deferred financing expenses of $308,000 and $252,000, respectively. In addition to the increased amortization of deferred financing expenses, interest expense for the first quarter of 2005 increased due to higher rates of interest on our floating rate indebtedness.

          Income Tax Provision

          At March 31, 2005, and December 31, 2004, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2005 and 2004, consisted of estimated state income taxes.

Liquidity and Capital Resources

          Operating Activities

          Operating activities of continuing operations used $157,000 of cash during the first quarter of 2005. Accounts receivable increased by $1,636,000, primarily due to increased sales in February and

March of 2005 compared to November and December of 2004. Prepaid expenses and other current assets decreased by $277,000, primarily because of a reduction in the amount of unbilled tooling being manufactured or purchased by us for sale to our customers. Net cash provided by the operating activities of discontinued operations totaled $637,000.

          Investing Activities

          During the first quarter of 2005, investing activities of continuing operations used net cash of $1,624,000, primarily for capital expenditures. Capital expenditures during the first quarter of 2005 attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $1,300,000, $42,000, and $3,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $4,345,000, $305,000, and $3,000, respectively, for the year ending December 31, 2005. Net cash provided by investing activities of discontinued operations totaled $1,000. At March 31, 2005, we had outstanding commitments to purchase equipment of approximately $625,000.

          Financing Activities

          During the first quarter of 2005, financing activities provided $1,232,000 of cash.

          During the first quarter of 2005, we made scheduled monthly payments on our equipment term loans and real estate loan totaling $787,000 and cash interest payments of $2,069,000 and paid financing expenses related to new debt and modifications of existing debt of $188,000 that were capitalized.

          On January 27, 2005, we entered into amendments of the loan agreements governing our equipment term loans, our real estate term loan, and our revolving line of credit. The amendments permitted us to borrow an additional $1,500,000 under our equipment loan agreements. The amendments also incorporated the following modifications:

•	The monthly principal payments due on our equipment term loans on February 1, 2005, were eliminated and the scheduled monthly principal payments thereafter were reduced from $300,000 to $200,000;

•	The LIBOR rate option on our equipment term loans was eliminated;

•	The interest rate on our equipment term loans was increased from the prime rate plus 1-3/4% to the prime rate plus 4-3/4%;

•	Certain financial covenants were modified;

•	$600,000 of reserves against the availability of funds under our revolving line of credit were eliminated; and

•	The revolving line of credit was reduced from $23,500,000 to $20,000,000.

          On April 13, 2005, Michael A. Lubin, Chairman of the Board of the Company, granted the Company an option to purchase, on or before August 1, 2005, units consisting of $2,096,000 aggregate principal amount of the Company’s 12% Senior Subordinated Notes and 20,960 warrants to purchase common stock at a purchase price of $629,000 plus interest accrued at the date of exercise of the option. In the event of such purchase, the 20,960 warrants will be cancelled. The 12% Senior Subordinated Notes and related warrants were purchased by Mr. Lubin from a third party on April 13, 2005, at an aggregate purchase price of $629,000 plus accrued interest to the date of purchase.

          Liquidity

          We operate with substantial financial leverage and limited liquidity. Our aggregate indebtedness as of March 31, 2005, totaled $79,791,000. During the remaining nine months of 2005, cash interest payments and scheduled principal payments are projected to be approximately $6,000,000 and $2,859,000, respectively.

          We finance our operations with cash from operating activities and a variety of financing arrangements, including equipment term loans, a real estate term loan, and loans under a revolving line of credit, which we refer to collectively as our secured loans. The equipment term loans bear interest at the prime rate plus 4-3/4%. The real estate term loan bears interest at the prime rate plus 5%, subject to a minimum rate of
9-1/4% and requires us to pay a fee of $216,000 on each anniversary of the closing date. Loans under the revolving line of credit bear interest at the prime rate plus 1% or LIBOR plus 3-1/4%, at our option. The revolving loans are limited to 88% of eligible accounts receivable plus 65% of eligible inventories. The revolving line of credit is currently scheduled to expire on June 30, 2006. All of our secured loans contain cross-default provisions.

          The revolving line of credit and the equipment term loans are secured by first priority liens on substantially all of our assets other than real estate. The real estate term loan is secured by first priority liens on all of our real estate and second priority liens on substantially all of our other assets. At March 31, 2005, availability under the revolving line of credit was reduced by reserves established by the lender, which totaled $750,000. The release of these reserves is at the discretion of the lender and we cannot predict at this time whether any of the remaining reserves will be released.

          At March 31, 2005, net availability under the revolving line of credit totaled $1,201,000. At May 11, 2005, net availability under the revolving line of credit totaled $1,079,000.

          We are currently negotiating the potential sale of substantially all of the die casting division’s equipment and inventory and certain other assets for $2,651,000. If the sale is consummated as currently envisioned, we will receive $1,891,000 in cash and a promissory note, secured by certain equipment, in the amount of $760,000. In accordance with the terms of our secured loan agreements, the net proceeds of the sale will be used to pay down the equipment term loans and the loans under the revolving line of credit. The principal amount of the secured promissory note will be payable in two installments of $560,000 and $200,000 on July 1, 2005, and April 30, 2008, respectively. Interest on the outstanding principal amount of the note will accrue at the rate of 10% per annum starting on August 1, 2005. If the sale is consummated, we will record a pre-tax gain on the sale of approximately $1,260,000. In conjunction with the proposed sale transaction, we will enter into a three-year agreement to lease the real property housing the die casting operations for $12,500 per month. The lease agreement will provide that the lessee will have the right to purchase the facility for $1,500,000 at any time during the lease term. The monthly lease payments will be used to reduce the outstanding balance of the real estate term loan. We can give no assurances that the sale transaction will close or that the terms of the transaction will be equivalent to those outlined above.

          On May 10, 2005, we sold our land and building in Casa Grande, Arizona, which had a carrying value of $1,546,000, for $2,750,000. After deducting sales commissions and certain other closing costs, we received $2,634,000 in cash. We will record a pre-tax gain on the sale of $1,088,000 during the second quarter of 2005. The net proceeds from the sale of the land and building were applied to reduce the real estate term loan.

          At March 31, 2005, and December 31, 2004, the aggregate principal amount of loans outstanding under the revolving line of credit was $15,853,000 and $14,509,000, respectively. These loans are classified as short-term debt because the revolving line of credit requires that our cash receipts be automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without our approval.

          The agreements governing our secured loans contain financial covenants that require us to maintain specified financial ratios as of the end of specified periods, including minimum levels of fixed charge coverage, net worth, and EBITDA, and a maximum ratio of debt to EBITDA.

          From time to time, our secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. Effective January 27, 2005, our secured lenders amended financial covenants related to minimum consolidated EBITDA, Rubber Group EBITDA, fixed charge coverage, and maximum secured debt to EBITDA. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

          The financial covenants, which are set forth in detail in the financing documents, are summarized below as in effect on the date of this Form 10-Q:

•	Fixed Charge Coverage Ratio. The fixed charge coverage ratio is calculated by dividing consolidated EBITDA less unfinanced capital expenditures by specified fixed charges and is required to be not less than 0.60, 0.80, 0.90, 0.95, and 1.00 for the twelve-month periods ending March 31, June 30, September 30, and December 31, 2005, and March 31, 2006, respectively;

•	Net Worth. Stockholders’ deficit plus specified non-cash write-offs must not be less than negative $17,500,000 at each month-end through March 31, 2005; not less than negative $17,300,000 at April 30, 2005, and May 31, 2005, not less than negative $17,000,000 at each month-end from June 30, 2005, through August 31, 2005, not less than negative $16,500,000 at each month-end from September 30, 2005, through November 30, 2005, not less than negative $16,000,000 at December 31, 2005, and not less than negative $15,000,000 at January 31, 2006, and each month-end thereafter;

•	Consolidated EBITDA. Must be not less than $11,500,000 for the twelve-month period ended March 31, 2005, increasing each month thereafter by $500,000 until minimum consolidated twelve-month EBITDA reaches $16,000,000 at December 31, 2005.

•	Rubber Group EBITDA. Must not be less than $9,500,000 for the nine-month period ending March 31, 2005, $13,500,000 and $15,000,000 for the twelve-month periods ending June 30 and September 30, 2005, respectively, and $16,000,000 for the twelve-month periods ending on the last day of each calendar quarter thereafter; and

•	Leverage Ratio. The ratio of secured debt plus outstanding letters of credit to consolidated EBITDA must not exceed 3.35 for the twelve-month period ending on March 31, 2005, 3.25 for the twelve-month period ending April 30, 3.10 for the twelve-month period ending May 31, 2005, 3.00 for the twelve-month period ending June 30, 2005, 2.75 for the twelve-month period ending July 31, 2005, and 2.50 for the twelve-month periods ending on the last day of each calendar month thereafter.

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

          We were in compliance with all of our loan covenants at March 31, 2005. A number of factors may affect our ability to continue to comply with all of our loan covenants, including our ability to improve operations at the connector seals division and the Metals Group, and the avoidance of, among other things, all of the risks and uncertainties listed in the section captioned “Overview” in this Item 2, which all may cause our actual results or performance to be materially different from our projected results. As a result, we cannot give any assurance that we will remain in compliance with our financial covenants throughout 2005 and beyond.

          We had a net working capital deficit of $6,371,000 at March 31, 2005, compared to a net working capital deficit of $6,912,000 at December 31, 2004. The net working capital deficit exists primarily because we are required, under U.S. generally accepted accounting principles, to classify the loans outstanding under the revolving line of credit, which totaled $15,853,000 and $14,509,000, at March 31, 2005, and December 31, 2004, respectively, as current liabilities.

          We estimate that, in addition to our cash flow from operations and borrowings available under our revolving line of credit, we may require new borrowings of approximately $1,000,000 during the remaining nine months of 2005 to meet our foreseeable working capital and debt service requirements and to fund budgeted capital expenditures. If our cash flow from operations or availability under our existing financing arrangements falls below expectations, or we are unable to obtain the required new borrowings we may be forced to delay certain capital expenditures, reduce certain operating expenses, extend certain trade accounts payable beyond terms that we believe are customary in the industries in which we operate, or consider other alternatives designed to improve our liquidity. Some of these actions could have a material adverse effect on our business.

          Our results of operations and liquidity could be materially adversely affected if any of our large customers experience financial difficulties that cause them to delay or fail to make payments for goods sold to them or if our secured lenders reduce the amounts they are willing to lend against our receivables from any of those customers.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.

          At March 31, 2005, we had $37,116,000 of outstanding floating rate debt at interest rates equal to either LIBOR plus 3-1/4%, the prime rate plus 1%, the prime rate plus 4-3/4%, or the prime rate plus 5%. On January 27, 2005, the option to pay interest at the rate of LIBOR plus 4% on our equipment term loans was eliminated. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

          At March 31, 2005, we had outstanding $42,675,000 of fixed-rate, long-term debt with a weighted-average interest rate of 12.2%, of which $158,000 had matured.

          We currently estimate that our monthly cash interest expense during 2005 will be approximately $667,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $28,000.

          For further information about our indebtedness, we recommend that you also read Note 4, “Debt,” to our consolidated financial statements in Part I, Item 1.

Item 4. CONTROLS AND PROCEDURES

          Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our Principal Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. We also reviewed our internal controls, and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

          On February 22, 2005, the Company entered into an agreement with the City of Casa Grande, Arizona, for the sale of the Company’s Casa Grande facility for $2,750,000. The transaction closed on May 10, 2005. The sale of the property and the use of the proceeds are further described under the heading “Liquidity and Capital Resources” in Part I, which description is incorporated by reference herein. The agreement is filed as Exhibit 10-1 to this Form 10-Q.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          The following exhibits are filed herewith:

10-1	Purchase Agreement, dated as of February 22, 2005, by and between Lexington Precision Corporation and City of Casa Grande.

31-1	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LEXINGTON PRECISION CORPORATION
FORM 10-Q
March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION
(Registrant)

May 13, 2005	By:	/s/ Michael A. Lubin

Date		Michael A. Lubin
Chairman of the Board

May 13, 2005	By:	/s/ Warren Delano

Date		Warren Delano
President

May 13, 2005	By:	/s/ Dennis J. Welhouse

Date		Dennis J. Welhouse
Senior Vice President and
Chief Financial Officer