Form 10-Q
period 2005-06-30
LEXINGTON PRECISION CORP
filed 2005-08-15
CIK 12570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-3252
LEXINGTON PRECISION CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1830121 (I.R.S. Employer Identification No.)

40 East 52nd Street, New York, NY (Address of principal executive office)	10022 (Zip Code)
(212) 319-4657
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report date)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).   Yes ☐  No ☑
As of August 11, 2005, there were 4,931,767 shares of common stock of the Registrant outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

LEXINGTON PRECISION CORPORATION
Quarterly Report on Form 10-Q
- i -

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LEXINGTON PRECISION CORPORATION
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net sales	$25,294	$29,474	$51,578	$60,081

Cost of sales	22,553	26,381	45,715	52,842

Gross profit	2,741	3,093	5,863	7,239

Selling and administrative expenses	1,719	2,028	3,504	3,969

Gain on sale of assets held for sale	1,100	—	1,100	—

Income from operations	2,122	1,065	3,459	3,270

Other income (expense):

Interest expense	(2,328)	(2,122)	(4,638)	(4,209)

Gain on repurchase of debt	77	3,252	77	3,252

Income (loss) from continuing operations before income taxes	(129)	2,195	(1,102)	2,313

Income tax provision	21	56	42	71

Income (loss) from continuing operations	(150)	2,139	(1,144)	2,242

Income (loss) from discontinued operations	167	(857)	461	(1,116)

Net income (loss)	$17	$1,282	$(683)	$1,126

Basic and diluted income (loss) per share of common stock:

Continuing operations	$(0.03)	$0.43	$(0.23)	$0.46
Discontinued operations	0.03	(0.17)	0.09	(0.23)

Net income (loss)	$—	$0.26	$(0.14)	$0.23

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Balance Sheets
(thousands of dollars)
(unaudited)

	June 30,	December 31,
	2005	2004
Assets:

Current assets:
Cash	$113	$17
Accounts receivable, net	16,883	15,322
Inventories, net	8,199	8,791
Prepaid expenses and other current assets	1,136	1,623
Deferred income taxes	1,090	1,090
Current assets of discontinued operations	395	2,022

Total current assets	27,816	28,865

Plant and equipment, net	32,701	34,470

Plant and equipment of discontinued operations, net	3,264	2,754

Assets held for sale	—	1,629

Goodwill, net	7,623	7,623

Other assets, net	2,770	3,036

	$74,174	$78,377

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$9,247	$9,753
Accrued expenses, excluding interest	5,383	4,839
Accrued interest expense	857	975
Short-term debt	15,022	14,667
Current portion of long-term debt	18,410	4,749
Current liabilities of discontinued operations	552	794

Total current liabilities	49,471	35,777

Long-term debt, excluding current portion	41,755	58,949

Deferred income taxes	1,090	1,090

Other long-term liabilities	414	436

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 4,931,767 shares issued	1,233	1,233
Additional paid-in-capital	13,169	13,169
Accumulated deficit	(32,958)	(32,277)

Total stockholders’ deficit	(18,556)	(17,875)

	$74,174	$78,377

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Six Months Ended
	June 30
	2005	2004
Operating activities:
Income (loss) from continuing operations	$(1,144)	$2,242
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	4,107	4,041
Amortization included in operating expense	165	149
Amortization included in interest expense	635	528
Gain on repurchase of debt	(77)	(3,252)
Gain on sale of assets held for sale	(1,100)	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(1,561)	(2,728)
Inventories, net	592	(1,434)
Prepaid expenses and other assets	621	442
Accounts payable	(496)	1,636
Accrued expenses, excluding interest	544	(297)
Accrued interest expense	(118)	719
Other long term liabilities	(20)	(15)
Other	8	42

Net cash provided by continuing operations	2,156	2,073
Net cash provided (used) by discontinued operations	1,335	(335)

Net cash provided by operating activities	3,491	1,738

Investing activities:
Purchases of plant and equipment	(2,291)	(2,911)
Decrease (increase) in equipment deposits	44	(299)
Proceeds from sales of assets held for sale	2,636	—
Expenditures for tooling owned by customers	(475)	(204)
Other	—	(147)

Net cash used by continuing operations	(86)	(3,561)
Net cash provided (used) by discontinued operations	1	(318)

Net cash used by investing activities	(85)	(3,879)

Financing activities:
Net increase in borrowings under revolving line of credit	488	4,813
Proceeds from issuance of debt	1,500	—
Repayment of long-term debt	(5,100)	(2,507)
Payment of deferred financing expenses	(198)	(309)

Net cash provided (used) by financing activities	(3,310)	1,997

Net increase in cash	96	(144)
Cash at beginning of year	17	178

Cash at end of period	$113	$34

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements do not include all the information and footnotes included in the Company’s annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the interim consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2005, the Company’s results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the Company’s cash flows for the six-month periods ended June 30, 2005 and 2004. In preparing the interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures; actual results could differ from those estimates.
     The results of operations for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.
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
Note 2 – Inventories
     Inventories at June 30, 2005, and December 31, 2004, are set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2005	2004

Finished goods	$3,716	$4,142
Work in process	2,384	2,372
Raw material	2,099	2,277

	$8,199	$8,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3—Plant and Equipment
     Plant and equipment at June 30, 2005, and December 31, 2004, are set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2005	2004
Land	$1,970	$1,970
Buildings	15,507	15,464
Equipment	109,894	107,621

	127,371	125,055
Accumulated depreciation	94,670	90,585

Plant and equipment, net	$32,701	$34,470

Note 4 — Debt
     Debt at June 30, 2005, and December 31, 2004, is set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2005	2004

Short-term debt:
Revolving line of credit	$14,997	$14,509
12 3/4% Senior Subordinated Notes	25	158

Subtotal	15,022	14,667
Current portion of long-term debt	18,410	4,749

Total short-term debt	33,432	19,416

Long-term debt:
Equipment term loans	10,600	10,200
Real estate term loan	7,139	10,350
12% Senior Subordinated Notes	34,177	34,177
13% Junior Subordinated Note	347	347
Increasing Rate Note	7,000	7,000
Unsecured, amortizing term notes	94	669
Capital lease obligations	126	275
Series B Preferred Stock	634	623
Other	48	57

Subtotal	60,165	63,698
Less current portion	(18,410)	(4,749)

Total long-term debt	41,755	58,949

Total debt	$75,187	$78,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Revolving Line of Credit
     At June 30, 2005, the Company had outstanding loans of $14,997,000, outstanding letters of credit of $2,093,000, and net unused availability of $787,000 under the revolving line of credit. The revolving line of credit expires on June 30, 2006. Loans under the revolving line of credit bear interest at either the prime rate plus 1% or the London Interbank Offered Rate (“LIBOR”) plus 3 1/4%, at the Company’s option. The revolving line of credit provides that the Company’s cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the Company’s approval. Loans under the revolving line of credit are limited to the lesser of $20,000,000 or 88% of eligible accounts receivable plus 65% of eligible inventories, less, in each case, outstanding letters of credit and any reserves established by the lender. At June 30, 2005, the Company’s availability under the revolving line of credit was reduced by a reserve of $750,000 established by the lender. All loans and reimbursement obligations with respect to letters of credit under the revolving line of credit are secured by first priority liens on substantially all of the Company’s assets other than real estate. At June 30, 2005, and December 31, 2004, the weighted-average interest rates on borrowings under the revolving line of credit were 6.71% and 6 1/4%, respectively.
     Equipment Term Loans
     The equipment term loans are payable in aggregate monthly installments of $200,000, with interest at the prime rate plus 4 3/4%. At June 30, 2005, the interest rate on the equipment term loans was 11%. The unpaid balance of the equipment term loans is payable on June 30, 2006, unless the revolving line of credit is extended. As a result, the Company has classified the equipment term loans as current liabilities in its consolidated balance sheet as of June 30, 2005. The equipment term loans are secured by first priority liens on substantially all of the Company’s assets other than real estate.
     Real Estate Term Loan
     The real estate term loan is payable in monthly installments of $96,000 through June 1, 2006, with the unpaid balance due on June 30, 2006. The Company has the option to extend the loan to June 30, 2007, on the same terms, provided that the revolving line of credit is also extended from June 30, 2006, to June 30, 2007. As a result, the Company has classified the real estate term loan as a current liability in its consolidated balance sheet at June 30, 2005. The real estate term loan bears interest at the prime rate plus 5%, subject to a minimum of 9 1/4%, and requires the Company to pay a fee of $216,000 on each anniversary of the closing date. At June 30, 2005, the interest rate on the real estate term loan was 11 1/4%. The real estate term loan is secured by first mortgages on substantially all of the Company’s real estate and by second priority liens on substantially all of the Company’s other assets. The real estate term loan contains a provision that permits the lender to accelerate the loan if there is a material adverse change in the Company’s financial condition, business, or operating performance.
     Increasing Rate Note
     The Increasing Rate Note is an unsecured obligation of the Company that is senior in right of payment to the 12% Senior Subordinated Notes, the 12 3/4% Senior Subordinated Notes, and the 13% Junior Subordinated Notes. The Increasing Rate Note matures on June 30, 2007. Interest is due monthly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     12 3/4% Senior Subordinated Notes
     The 12 3/4% Senior Subordinated Notes matured on February 1, 2000, and are unsecured obligations of the Company that are subordinated to all of the Company’s existing and future senior debt. In December 2003, 99.3% of the 12 3/4% Senior Subordinated Notes then outstanding were exchanged for units consisting of 12% Senior Subordinated Notes and warrants to purchase common stock. The remaining $158,000 of 12 3/4% Senior Subordinated Notes did not participate in the exchange and remained outstanding. On April 12, 2005, the Company repurchased $133,000 principal amount of 12 3/4% Senior Subordinated Notes, on which there was accrued interest of $97,000, for $153,000. As a result, the Company recorded a pre-tax gain of $77,000 on the repurchase during the second quarter of 2005.
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
     Unsecured, Amortizing Term Notes
     The unsecured, amortizing term notes mature in 2006, and bear interest at 6 1/4%.
     Capital Lease Obligations
     Capital lease obligations relate to the purchase of equipment used in the Company’s manufacturing operations. At June 30, 2005, the Company’s consolidated balance sheet included equipment held under capital leases with a cost of $196,000 and related accumulated amortization of $52,000. The future minimum lease payments under the terms of the various capital leases are set forth below under the heading “Scheduled Maturities of Long-Term Debt.” Amortization of assets recorded as capital leases is included in depreciation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Series B Preferred Stock
     At June 30, 2005, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $634,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company failed to make scheduled redemptions in the aggregate amount of $450,000 on November 30, 2000, 2001, 2002, 2003, and 2004.
     During 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”), which established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer that have characteristics of both liabilities and equity. As a result of the adoption of FAS 150, the Company began to classify the Series B Preferred Stock as debt in the consolidated financial statements and recognized a pre-tax charge of $247,000 to increase the carrying value of the Series B Preferred Stock to its fair value. Subsequent to adoption, increases in the fair value of the Series B Preferred Stock and payments of quarterly dividends have been recorded by charges to interest expense.
     Non-Cash Investing and Financing Activities
     The Company purchased equipment under capitalized lease obligations and obtained seller financing for the purchase of equipment in the amounts of $144,000 and $198,000, respectively, during the six-month period ended June 30, 2004.
     Restrictive Covenants
     The agreements governing the revolving line of credit, the equipment term loans, and the real estate term loan contain certain financial covenants that require the Company to maintain specified financial ratios as of the end of specified periods, including the maintenance of a minimum level of fixed charge coverage, minimum levels of net worth and earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a maximum ratio of secured debt to EBITDA. The agreements also contain covenants that limit its unfinanced capital expenditures to $6,250,000 per annum and limit the amount of additional secured financing that it can incur for the purchase of plant and equipment to $2,500,000 per annum. The agreements also contain covenants that place restrictions on its business and operations, including covenants relating to the sale of all or substantially all of its assets, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
     From time to time, the Company’s secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in its various financing agreements in order to maintain or otherwise ensure the Company’s current or future compliance. Effective January 27, 2005, the Company’s two secured lenders amended financial covenants related to minimum consolidated EBITDA, minimum Rubber Group EBITDA, minimum fixed charge coverage, and maximum secured debt to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
EBITDA, and, effective June 30, 2005, the Company’s two secured lenders waived and further amended financial covenants related to minimum consolidated EBITDA, minimum Rubber Group EBITDA, minimum fixed charge coverage, and maximum secured debt to EBITDA. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.
     Fair Value of Financial Instruments
     The Company believes that, at June 30, 2005, the fair values of the loans outstanding under the revolving line of credit, the equipment term loans, and the real estate term loan approximated the principal amounts of such loans.
     On October 1, 2004, the Company repurchased a total of $8,264,000 principal amount of its 12% Senior Subordinated Notes plus interest accrued thereon at an aggregate cost of $2,892,000. On April 13, 2005, the Company repurchased $133,000 principal amount of its 12 3/4% Senior Subordinated Notes plus accrued interest thereon at an aggregate cost $153,000, and, on April 13, 2005, the Chairman of the Board of the Company purchased $2,096,000 principal amount of the Company’s 12% Senior Subordinated Notes plus interest accrued thereon at an aggregate cost of $629,000. The Company is aware of other trading activity in the 12% Senior Subordinated Notes during the twelve-month period ended June 30, 2005, but it does not know the details of those trades. Because of the limited trading in the Company’s debt, the Company is unable to express an opinion as to the current fair market value of the 12% Senior Subordinated Notes, the 12 3/4% Senior Subordinated Notes, the 13% Junior Subordinated Note, the Increasing Rate Note, or the Series B Preferred Stock.
     Financial Leverage and Liquidity
     The Company operates with substantial financial leverage and limited liquidity. Aggregate indebtedness as of June 30, 2005, totaled $75,187,000. During the second half of 2005, interest and scheduled principal payments are projected to be approximately $4,044,000 and $1,762,000, respectively.
     Cash Interest Paid
     Cash interest paid during the first six months of 2005 and 2004, totaled $4,271,000 and $3,067,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Scheduled Maturities of Long-Term Debt
     Scheduled maturities of long-term debt and capital lease obligations for the years ending June 30, 2006 through 2009, are listed below (dollar amounts in thousands):

	Long-Term
	Debt	Capital Lease Obligations	Total
2006	$18,333	$77	$18,410
2007	7,171	48	7,219
2008	12	–	12
2009	34,524	–	34,524

	$60,040	$125	$60,165

Note 5 — Income Taxes
     At June 30, 2005, and December 31, 2004, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and six-month periods ended June 30, 2005 and 2004, consisted primarily of estimated state income taxes payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Net Income (Loss) per Common Share
     The calculations of basic and diluted net income (loss) per common share for the three-month and six-month periods ended June 30, 2005 and 2004, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company’s common stock, which were issued on December 18, 2003, were not dilutive. As a result, the weighted average number of outstanding common shares used in the calculation of net income (loss) per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:

Income (loss) from continuing operations	$(150)	$2,139	$(1,144)	$2,242

Loss from discontinued operations	167	(857)	461	(1,116)

Net income (loss) applicable to common stockholders	$17	$1,282	$(683)	$1,126

Denominator – weighted average shares outstanding	4,932	4,932	4,932	4,932

Basic and diluted income (loss) per share of common stock:

Continuing operations	$(0.03)	$0.43	$(0.23)	$0.46

Discontinued operations	0.03	(0.17)	0.09	(0.23)

Net income (loss)	$–	$0.26	$(0.14)	$0.23

Note 7— Segments
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for the three-month and six-month periods ended June 30, 2005 and 2004, is summarized below (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net sales:
Rubber Group	$22,218	$27,044	$45,222	$54,847
Metals Group	3,076	2,430	6,356	5,234

Total net sales	$25,294	$29,474	$51,578	$60,081

Income (loss) from operations:
Rubber Group	$2,082	$2,607	$4,388	$6,149
Metals Group	630	(792)	326	(1,553)

Subtotal	2,712	1,815	4,714	4,596
Corporate Office	(590)	(750)	(1,255)	(1,326)

Total income from operations	$2,122	$1,065	$3,459	$3,270

Depreciation and amortization (1):
Rubber Group	$1,842	$1,684	$3,645	$3,424
Metals Group	293	365	621	746

Subtotal	2,135	2,049	4,266	4,170
Corporate Office	2	10	6	20

Total depreciation and amortization	$2,137	$2,059	$4,272	$4,190

Capital expenditures (2):
Rubber Group	$822	$1,572	$2,122	$2,482
Metals Group	124	235	166	627

Subtotal	946	1,807	2,288	3,109
Corporate Office	–	–	3	–

Total capital expenditures	$946	$1,807	$2,291	$3,109

	June 30,	December 31,
	2005	2004
Assets:
Rubber Group	$59,657	$60,377
Metals Group	7,969	9,872

Subtotal	67,626	70,249
Corporate Office	2,889	3,352

Total assets	$70,515	$73,601

(1)	Excludes amortization of deferred financing expenses, which totaled $327,000 and $276,000, during the three-month periods ended June 30, 2005 and 2004, respectively, and $635,000 and $528,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
during the six-month periods ended June 30, 2005 and 2004, respectively, which is included in interest expense in the consolidated financial statements.
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
     On August 2, 2005, the Company sold substantially all of the die casting division’s equipment and inventory and certain other assets for $2,652,000. The Company received $2,452,000 in cash and a 10% unsecured promissory note in the principal amount of $200,000, payable on June 30, 2008. In accordance with the terms of the Company’s secured loan agreements, the net proceeds of the sale were used to pay down the equipment term loans and the loans under the revolving line of credit. As a result of the sale and in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during the second quarter of 2005, the Company increased the fair value of the die casting equipment by $541,000, which equaled the previously recognized equipment impairment charge recorded when the die casting division was reclassified as discontinued operations. The increase in fair value is included in income from operations of discontinued operations for the three-month and six-month periods ended June 30, 2005. In the third quarter of 2005, the Company will record a pretax gain on the sale of the equipment of approximately $593,000.
     In connection with the sale, the Company has agreed to operate the die casting plant to manufacture products for the purchaser while certain environmental issues at the plant are being remedied to the purchaser’s satisfaction and the purchaser has agreed to pay all costs of operating the plant. During the second quarter of 2005, the Company recorded a charge of $365,000 for the estimated cost of the environmental remediation. Upon completion of the remediation, the Company expects the purchaser to take over full responsibility for the operations of the plant and to enter into a lease for the facility, which will include an option to purchase for $1,500,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the operating results of the die casting division for the three-month and six-month periods ended June 30, 2005 and 2004, respectively (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net sales	$682	$1,936	$3,377	$4,335

Income (loss) from operations of discontinued operations	$244	$(797)	$611	$(996)

Allocated interest expense	77	60	150	120

Income (loss) from discontinued operations before income tax	167	(857)	461	(1,116)

Income tax provision	–	–	–	–

Income (loss) from discontinued operations	$167	$(857)	$461	$(1,116)

     The following table sets forth the assets and liabilities of the die casting division that are included in the Company’s consolidated balance sheets at June 30, 2005, and December 31, 2004 (dollar amounts in thousands):

	June 30,	December 31,
	2005	2004
Assets:
Current assets:
Cash	$6	$–
Accounts receivable, net	71	1,056
Inventories, net	98	695
Prepaid expenses and other current assets	220	240
Other assets, net	–	31

Total current assets	395	2,022
Plant and equipment, net	3,264	2,754

Total assets of discontinued operations	$3,659	$4,776

Liabilities (1):
Current liabilities:

Accounts payable	$111	$615
Accrued expenses	441	179

Total liabilities of discontinued operations	$552	$794

(1)	Liabilities do not include debt for money borrowed by the Company that is secured by assets of the division.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Plant Closing and Sale
     As a result of Delphi Corporation’s decision to in-source, during 2005, 36 connector seals that were previously manufactured by the Company’s connector seals division, the Company has consolidated the production of all of its remaining connector seals at its manufacturing facility in Vienna, Ohio. During the second quarter of 2005, the Company initiated a plan to discontinue the remaining operations at its LaGrange, Georgia, manufacturing facility, comprising the Company’s automotive grommet manufacturing business, which incurred significant operating losses during 2004 and the first half of 2005. On July 28, 2005, the Company agreed to extend the planned closing date of the LaGrange, Georgia facility from July 29 to August 31, 2005, at the request of its principal customer, and the customer agreed to price increases that should allow the Company to operate the facility at break-even during August. In connection with the planned closing of the facility, the Company has estimated that it will incur approximately $587,000 in employee-related closing costs and costs to relocate equipment. During the six months ended June 30, 2005, the Company incurred closing costs of $216,000. The Delphi in-sourcing program is discussed in more detail in Part I, Item 2, “Management’s Discussion and Analysis of Financial Position and Results of Operations.”
Note 10 — Sale of Land and Building
     On May 10, 2005, the Company sold its land and building in Casa Grande, Arizona, for $2,750,000. At December 31, 2004, the property was categorized as an asset held for sale but not as part of discontinued operations. After deducting sales commissions and certain other closing costs, the Company received $2,636,000 in cash which was applied to reduce the real estate term loan. The Company recorded a pre-tax gain on the sale of $1,100,000 during the second quarter of 2005. The net proceeds from the sale of the land and building were applied to reduce the real estate term loan. Excluding the gain on the sale of the land and building, during the three-month periods ended June 30, 2005 and 2004, the operating results of the Metals Group included operating losses of $25,000 and $100,000, respectively, incurred at the Casa Grande facility, and for the six-month periods ended June 30, 2005 and 2004, the operating results of the Metals Group included operating losses of $87,000 and $267,000, respectively, incurred at the Casa Grande facility. Losses incurred at the Casa Grande facility resulted primarily from expenditures to maintain, insure, protect, and depreciate the facility.

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
Results of Operations — Second Quarter of 2005 Versus Second Quarter of 2004
     Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.
     The following table sets forth our consolidated operating results for the three-month periods ended June 30, 2005 and 2004, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (dollar amounts in thousands).

	Three Months Ended June 30
	2005		2004
Net sales	$25,294	100.0%	$29,474	100.0%

Cost of sales	22,553	89.2	26,381	89.5

Gross profit	2,741	10.8	3,093	10.5

Selling and administrative expenses	1,719	6.8	2,028	6.9

Gain on sale of assets held for sale	1,100	4.3	–	–

Income from operations	2,122	8.4	1,065	3.6

Add back: depreciation and amortization (1)	2,137	8.4	2,059	7.0

EBITDA (2)	$4,259	16.8%	$3,124	10.6%

Net cash provided by operating activities (3)	$2,313	9.1%	$1,602	5.4%

(1)	Does not include amortization of deferred financing expenses, which totaled $327,000 and $276,000, during the three-month periods ended June 30, 2005 and 2004, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(3)	The calculation of net cash provided by operating activities is detailed in the consolidated statements of cash flows included in our consolidated financial statements in Part I, Item 1.

     Our net sales for the second quarter of 2005 were $25,294,000, compared to net sales of $29,474,000 for the second quarter of 2004, a decrease of $4,180,000, or 14.2%. The decrease in net sales was principally a result of decreased net sales of rubber components, offset, in part, by increased net sales of metal components. EBITDA for the second quarter of 2005 was $4,259,000, or 16.8% of net sales, compared to EBITDA of $3,124,000, or 10.6% of net sales, for the second quarter of 2004. The change in EBITDA reflected a $367,000 reduction in EBITDA at our Rubber Group, offset by a $1,350,000 increase in EBITDA at our Metals Group, which resulted primarily from a gain on the sale of assets held for sale of $1,100,000 in 2005. EBITDA from discontinued operations for the second quarter of 2005 was $243,000 compared to negative $642,000 for the second quarter of 2004.
     Net cash provided by our operating activities during the second quarter of 2005 totaled $2,313,000, compared to $1,602,000 for the second quarter of 2004. For more information about the net cash provided by our operating activities, please refer to the consolidated statements of cash flows in Part I, Item 1, and to our discussion of operating activities under the caption “Liquidity and Capital Resources” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended June 30, 2005 and 2004.
     Rubber Group
     The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.
     Delphi Corporation is the Rubber Group’s largest customer. Net sales to Delphi of connector seals for automotive wire harnesses totaled $19,802,000 and $20,227,000, during calendar 2004 and 2003, respectively. From July 2001 through December 31, 2004, substantially all of the connector seals we sold to Delphi were sold pursuant to a supply agreement that expired on December 31, 2004. During 2004, Delphi advised us that it planned to in-source, during 2005, approximately 36 high-volume connector seals that were then being produced by our connector seals division and asked us to provide a proposal to continue to manufacture the remaining connector seals then being supplied to Delphi by the division. In November 2004, Delphi and our connector seals division entered into an agreement, pursuant to which Delphi agreed to purchase from the division 100% of its requirements through December 31, 2009, for all connector seals not scheduled to be in-sourced and 100% of its requirements, through various dates in 2005, for the connector seals scheduled to be in-sourced. Pursuant to the agreement, our connector seals division received price increases effective January 1, 2005, on the connector seals covered by the new agreement, which are expected to offset a significant portion of the profit lost due to the in-sourcing. We are currently restructuring the operations of our connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of our connector seals division includes, among other things, the closing of its LaGrange, Georgia, manufacturing facility and the consolidation of all connector seal manufacturing at its facility in Vienna, Ohio. We estimate that during the second quarter of 2005, the net effect of the Delphi in-sourcing and the price increases on the remaining connector seals reduced net sales by approximately $1,400,000, but had a negligible effect on income from operations. If the balance of the insourcing program is completed by Delphi, we estimate that our quarterly net sales will be reduced by approximately $500,000 and our quarterly income from operations will be reduced by approximately $150,000.

     The following table sets forth the operating results of the Rubber Group for the three-month periods ended June 30, 2005 and 2004, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended June 30
	2005		2004
Net sales	$22,218	100.0%	$27,044	100.0%

Cost of sales	19,153	86.2	23,342	86.3

Gross profit	3,065	13.8	3,702	13.7

Selling and administrative expenses	983	4.4	1,095	4.0

Income from operations	2,082	9.4	2,607	9.6

Add back: depreciation and amortization	1,842	8.3	1,684	6.2

EBITDA	$3,924	17.7%	$4,291	15.9%

     During the second quarter of 2005, net sales decreased by $4,826,000, or 17.8%, compared to the second quarter of 2004. The decrease in net sales was primarily due to (1) the in-sourcing by Delphi of connector seals that were previously manufactured by us, (2) decreased unit sales of connector seals and insulators for automotive ignition wire sets due to reduced demand from original equipment customers, (3) reduced net sales of medical components, and (4) contractual price reductions, partially offset by price increases negotiated with Delphi and certain other customers.
     Cost of sales as a percentage of net sales improved slightly to 86.2% of net sales during the second quarter of 2005, compared to 86.3% of net sales during the second quarter of 2004.
     Selling and administrative expenses as a percentage of net sales increased to 4.4% of net sales during the second quarter of 2005, compared to 4.0 % of net sales during the second quarter of 2004, primarily because certain of our selling and administrative expenses are fixed, or partially fixed, in nature.
     During the second quarter of 2005, income from operations totaled $2,082,000, a decrease of $525,000, or 20.1%, compared to the second quarter of 2004. EBITDA for the second quarter of 2005 was $3,924,000, or 17.7% of net sales, compared to $4,291,000, or 15.9% of net sales, for the second quarter of 2004.
     Metals Group
     During 2004, we committed to a plan to discontinue the operations of our die casting division, which was one of two operating units within our Metals Group segment. Accordingly, the results of operations, assets, liabilities, and cash flows of the die casting division have been classified as discontinued operations in our consolidated financial statements. Unless otherwise indicated, the data set forth below relates solely to our continuing operations.

     The Metals Group machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.
     The following table sets forth the operating results of the Metals Group for the three-month periods ended June 30, 2005 and 2004, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended June 30
	2005		2004
Net sales	$3,076	100.0%	$2,430	100.0%

Cost of sales	3,400	110.5	3,039	125.1

Gross profit (loss)	(324)	(10.5)	(609)	(25.1)

Selling and administrative expenses	146	4.7	183	7.5

Gain on sale of assets held for sale	1,100	35.8	–	–

Income (loss) from operations	630	20.5	(792)	(32.6)

Add back: depreciation and amortization	293	9.5	365	15.0

EBITDA	923	30.0%	$(427)	(17.6)%

     During the second quarter of 2005, net sales increased by $646,000, or 26.6%, compared to the second quarter of 2004. The increase in net sales resulted from the roll-out of new components previously awarded to us and increased sales of existing components.
     Cost of sales as a percentage of net sales decreased to 110.5% of net sales during the second quarter of 2005 from 125.1% of net sales during the second quarter of 2004, primarily because of (1) reduced scrap and improved operating efficiencies on new components that we began producing during the fourth quarter of 2003 and the first quarter of 2004, (2) increased selling prices on certain components to compensate us for earlier increases in metal prices, and (3) lower depreciation expense. During the second quarters of 2005 and 2004, the Metals Group’s operating results included losses from operations of $25,000 and $100,000, respectively, at our idle facility in Casa Grande, Arizona, primarily to maintain, insure, protect, and depreciate the facility.
     Selling and administrative expenses decreased by $37,000 during the second quarter of 2005 compared to the second quarter of 2004, primarily because of a reduction in legal fees.
     On May 10, 2005, we sold our land and building in Casa Grande, Arizona, for $2,750,000. At December 31, 2004, the property was categorized as an asset held for sale but not as part of discontinued operations. After deducting a sales commission and certain other closing costs, we received $2,636,000 in cash, which was applied to reduce the real estate term loan. We recorded a $1,100,000 pre-tax gain on the sale during the second quarter of 2005.

     During the second quarter of 2005, income from operations was $630,000, compared to a loss from operations of $792,000 during the second quarter of 2004. EBITDA for the second quarter of 2005 was $923,000 compared to negative $427,000 for the second quarter of 2004. Excluding the gain on the sale of the assets held for sale, EBITDA for the second quarter of 2005 was negative $177,000.
     Discontinued Operations
     In September 2004, we committed to a plan to discontinue the operations of our die casting division and initiated a program to sell it. On August 2, 2005, we sold substantially all of the die casting division’s equipment and inventory and certain other assets for $2,652,000. We received $2,452,000 in cash and a 10% unsecured promissory note in the principal amount of $200,000, payable on April 30, 2008. In accordance with the terms of our secured loan agreements, the net proceeds of the sale were used to pay down the equipment term loans and the loans under the revolving line of credit. As a result of the sale and in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), during the second quarter of 2005, we increased the fair value of the die casting equipment by $541,000, which equaled the previously recognized equipment impairment charge recorded when the die casting division was reclassified as discontinued operations. The increase in fair value is included in income from operations of discontinued operations for the three-month period ended June 30, 2005. In the third quarter of 2005, we will record a pretax gain on the sale of the equipment of approximately $593,000.
     During the second quarter of 2005, we recorded a $365,000 provision for the projected cost of certain environmental remediation at the die casting division’s manufacturing facility, which is included in income from operations of discontinued operations for the three-month period ended June 30, 2005.
     The following table summarizes the operating results of the die casting division for the three-month periods ended June 30, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended
	June 30
	2005	2004
Net sales	$682	$1,936

Income (loss) from operations of discontinued operations	$244	$(797)

Allocated interest expense	77	60

Income (loss) from discontinued operations before income tax	167	(857)

Income tax provision	–	–

Income (loss from discontinued operations	167	(857)
Add back: Depreciation and amortization	(1)	155
Allocated interest expense	77	60

EBITDA	$243	$(642)

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
     The following table sets forth the operating results of the Corporate Office for the three-month periods ended June 30, 2005 and 2004, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	June 30
	2005	2004
Loss from operations	$(590)	$(750)

Add back: depreciation and amortization (1)	2	10

EBITDA	$(588)	$(740)

(1)	Excludes amortization of deferred financing expenses, which totaled $327,000 and $276,000 during the second quarters of 2005 and 2004, respectively, and which is included in interest expense in the consolidated financial statements.
     Corporate Office expenses decreased by $160,000 in 2005, primarily because of lower management compensation.
     Interest Expense
     During the second quarters of 2005 and 2004, interest expense, excluding interest expense allocated to our discontinued operation of $77,000 and $60,000, respectively, totaled $2,328,000 and $2,122,000, respectively, which included amortization of deferred financing expenses of $327,000 and $276,000, respectively. Interest expense for the second quarter of 2005 increased due to higher rates of interest on our floating rate indebtedness.
Income Tax Provision
     At June 30, 2005, and December 31, 2004, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended June 30, 2005 and 2004, consisted primarily of estimated state income taxes.

Results of Operations — First Six Months of 2005 Versus First Six Months of 2004.
     The following table sets forth our consolidated operating results for the six-month periods ended June 30, 2005 and 2004, and the reconciliation of income from operations to EBITDA (dollar amounts in thousands).

	Six Months Ended June 30
	2005		2004
Net sales	$51,578	100.0%	$60,081	100.0%

Cost of sales	45,715	88.6	52,842	88.0

Gross profit	5,863	11.4	7,239	12.0

Selling and administrative expenses	3,504	6.8	3,969	6.6

Gain on sale of assets held for sale	1,100	2.1	–	–

Income from operations	3,459	6.7	3,270	5.4

Add back: depreciation and amortization (1)	4,272	8.3	4,190	7.0

EBITDA (2)	$7,731	15.0%	$7,460	12.4%

Net cash provided by operating activities (3)	$2,156	4.2%	$2,073	3.5%

(1)	Does not include amortization of deferred financing expenses, which totaled $635,000 and $528,000, during the six-month periods ended June 30, 2005 and 2004, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(3)	The calculation of net cash provided by operating activities is detailed in the consolidated statements of cash flows included in our consolidated financial statements in Part I, Item 1.
     Our net sales for the first six months of 2005 were $51,578,000, compared to net sales of $60,081,000 for the first six months of 2004, a decrease of $8,503,000, or 14.2%. The decrease in net sales was principally a result of decreased net sales of rubber components, offset, in part, by increased net sales of metal components. EBITDA for the first six months of 2005 was $7,731,000, or 15.0% of net sales, compared to EBITDA of $7,460,000, or 12.4% of net sales, for the first six months of 2004. The change in EBITDA reflected a $1,540,000 reduction in EBITDA at our Rubber Group, offset by a $1,754,000 increase in EBITDA at our Metals Group, which increase resulted primarily from a

$1,100,000 gain on the sale of assets held for sale in 2005. EBITDA from discontinued operations for the first six months of 2005 was $630,000 compared to negative $671,000 for the first six months of 2004.
     Net cash provided by our operating activities during the first six months of 2005 totaled $2,156,000, compared to $2,073,000 for the first six months of 2004. For more information about the net cash provided by our operating activities, please refer to the consolidated statements of cash flows in Part I, Item 1, and to our discussion of operating activities under the caption “Liquidity and Capital Resources” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the six-month periods ended June 30, 2005 and 2004.
     Rubber Group
     The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.
     Delphi Corporation is the Rubber Group’s largest customer. Net sales to Delphi of connector seals for automotive wire harnesses totaled $19,802,000 and $20,227,000, during calendar 2004 and 2003, respectively. From July 2001 through December 31, 2004, substantially all of the connector seals we sold to Delphi were sold pursuant to a supply agreement that expired on December 31, 2004. During 2004, Delphi advised us that it planned to in-source, during 2005, approximately 36 high-volume connector seals that were then being produced by our connector seals division and asked us to provide a proposal to continue to manufacture the remaining connector seals then being supplied to Delphi by the division. In November 2004, Delphi and our connector seals division entered into an agreement, pursuant to which Delphi agreed to purchase from the division 100% of its requirements through December 31, 2009, for all connector seals not scheduled to be in-sourced and 100% of its requirements, through various dates in 2005, for the connector seals scheduled to be in-sourced. Pursuant to the agreement, our connector seals division received price increases effective January 1, 2005, on the connector seals covered by the new agreement, which are expected to offset a significant portion of the profit lost due to the in-sourcing. We are currently restructuring the operations of our connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of our connector seals division includes, among other things, the closing of its LaGrange, Georgia, manufacturing facility and the consolidation of all connector seal manufacturing at its facility in Vienna, Ohio. We estimate that during the first six months of 2005, the net effect of the Delphi in-sourcing and the price increases on the remaining connector seals reduced net sales by approximately $2,500,000, but had a negligible effect on income from operations. If the balance of the in-sourcing program is completed by Delphi, we estimate that our semi-annual net sales will be reduced by approximately $1,000,000 and our semi-annual income from operations will be reduced by approximately $300,000.

     The following table sets forth the operating results of the Rubber Group for the six-month periods ended June 30, 2005 and 2004, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended June 30
	2005		2004
Net sales	$45,222	100.0%	$54,847	100.0%

Cost of sales	38,908	86.0	46,459	84.7

Gross profit	6,314	14.0	8,388	15.3

Selling and administrative expenses	1,926	4.3	2,239	4.1

Income from operations	4,388	9.7	6,149	11.2

Add back: depreciation and amortization	3,645	8.1	3,424	6.2

EBITDA	$8,033	17.8%	$9,573	17.5%

     During the first six months of 2005, net sales decreased by $9,625,000, or 17.5%, compared to the first six months of 2004. The decrease in net sales was primarily due to (1) the in-sourcing by Delphi of connector seals that were previously manufactured by us, (2) decreased unit sales of connector seals and insulators for automotive ignition wire sets due to reduced demand from original equipment customers, (3) reduced net sales of medical components, and (4) contractual price reductions, partially offset by price increases negotiated with Delphi and certain other customers.
     Cost of sales as a percentage of net sales increased to 86.0% of net sales during the first six months of 2005, compared to 84.7% of net sales during the first six months of 2004, primarily due to (1) the effect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume, and (2) expenses and production inefficiencies resulting from the relocation of tooling and equipment from our connector seals facility in LaGrange, Georgia, to our connector seals facility in Vienna, Ohio.
     Selling and administrative expenses as a percentage of net sales increased to 4.3% of net sales during the first six months of 2005, compared to 4.1 % of net sales during the first six months of 2004, primarily because certain of our selling and administrative expenses are fixed, or partially fixed, in nature.
     During the first six months of 2005, income from operations totaled $4,388,000, a decrease of $1,761,000, or 28.6%, compared to the first six months of 2004. EBITDA for the first six months of 2005 was $8,033,000, or 17.8% of net sales, compared to $9,573,000, or 17.5% of net sales, for the first six months of 2004.
     Metals Group
     During 2004, we committed to a plan to discontinue the operations of our die casting division, which was one of two operating units within our Metals Group segment. Accordingly, the results of operations, assets, liabilities, and cash flows of the die casting division have been classified as discontinued operations in our consolidated financial statements. Unless otherwise indicated, the data set forth below relates solely to our continuing operations.
     The Metals Group machines components from aluminum, brass, and steel bars. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.
     The following table sets forth the operating results of the Metals Group for the six-month periods ended June 30, 2005 and 2004, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended June 30
	2005		2004
Net sales	$6,356	100.0%	$5,234	100.0%

Cost of sales	6,807	107.1	6,383	122.0

Gross profit (loss)	(451)	(7.1)	(1,149)	(22.0)

Selling and administrative expenses	323	5.1	404	7.7

Gain on sale of assets held for sale	1,100	17.3	–	–

Income (loss) from operations	326	5.1	(1,553)	(29.7)

Add back: depreciation and amortization	621	9.8	746	14.3

EBITDA	$947	14.9%	$(807)	(15.4)%

     During the first six months of 2005, net sales increased by $1,122,000, or 21.4%, compared to the first six months of 2004. The increase in net sales resulted from the roll-out of new components previously awarded to us and increased sales of existing components.
     Cost of sales as a percentage of net sales decreased to 107.1% of net sales during the first six months of 2005 from 122% of net sales during the first six months of 2004, primarily because of (1) reduced scrap and improved operating efficiencies on new components that we began producing during the fourth quarter of 2003 and the first quarter of 2004, (2) increased selling prices on certain components to compensate us for earlier increases in metal prices, and (3) lower depreciation expense. During the first six months of 2005 and 2004, the Metals Group’s operating results included losses from operations of $87,000 and $267,000, respectively, at our idle facility in Casa Grande, Arizona, primarily to maintain, insure, protect, and depreciate the facility.
     Selling and administrative expenses decreased by $81,000 during 2005 compared to 2004, primarily because of a reduction in legal fees.
     On May 10, 2005, we sold our land and building in Casa Grande, Arizona. After deducting sales commission and certain other closing costs, we received $2,636,000 in cash, which we was applied to reduce the real estate term loan. We recorded a pre-tax gain on the sale of $1,100,000 during the second quarter of 2005.

     During the first six months of 2005, income from operations was $326,000 compared to a loss from operations of $1,553,000 during the first six months of 2004. EBITDA for the first six months of 2005 was positive $947,000 compared to negative $807,000 for the first six months of 2004. Excluding the gain on the sale of assets held for sale, EBITDA for the first six months of 2005 was negative $153,000.
     Discontinued Operations
     In September 2004, we committed to a plan to discontinue the operations of our die casting division and initiated a program to sell it. On August 2, 2005, we sold substantially all of the die casting division’s equipment and inventory and certain other assets for $2,652,000. We received $2,452,000 in cash and a 10% unsecured promissory note in the principal amount of $200,000, payable on April 30, 2008. In accordance with the terms of our secured loan agreements, the net proceeds of the sale were used to pay down the equipment term loans and the loans under the revolving line of credit. As a result of the sale and in accordance with the provisions of FAS 144, during the second quarter of 2005, we increased the fair value of the die casting equipment by $541,000, which equaled the previously recognized equipment impairment charge recorded when the die casting division was reclassified as discontinued operations. The increase in fair value is included in income from operations of discontinued operations for the six-month period ended June 30, 2005. In the third quarter of 2005, we will record a pretax gain on the sale of the equipment of approximately $593,000.
     During the six-month period ended June 30, 2005, we recorded a $365,000 provision for the projected cost of certain environmental remediation at the die casting division’s manufacturing facility, which is included in income from operations of discontinued operations for the six-month period ended June 30, 2005.
     The following table summarizes the operating results of the die casting division for the six-month periods ended June 30, 2005 and 2004 (dollar amounts in thousands):

	Six Months Ended
	June 30
	2005	2004
Net sales	$3,377	$4,335

Income (loss) from operations of discontinued operations	$611	$(996)

Allocated interest expense	150	120

Income (loss) from discontinued operations before income tax	461	(1,116)

Income tax provision	–	–

Income (loss) from discontinued operations	461	(1,116)

Add back: Depreciation and amortization	19	325
Allocated interest expense	150	120

EBITDA	$630	$(671)

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
     The following table sets forth the operating results of the Corporate Office for the six-month periods ended June 30, 2005 and 2004, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended
	June 30
	2005	2004
Loss from operations	$(1,255)	$(1,326)

Add back: depreciation and amortization (1)	6	20

EBITDA	$(1,249)	$(1,306)

(1)	Excludes amortization of deferred financing expenses, which totaled $635,000 and $528,000 during the first six months of 2005 and 2004, respectively, and which is included in interest expense in the consolidated financial statements.
     Interest Expense
     During the first six months of 2005 and 2004, interest expense, excluding interest expense allocated to our discontinued operation of $150,000 and $120,000, respectively, totaled $4,638,000 and $4,209,000, respectively, which included amortization of deferred financing expenses of $635,000 and $528,000, respectively. Interest expense for the first six months of 2005 increased due to higher rates of interest on our floating rate indebtedness.
Income Tax Provision
     At June 30, 2005, and December 31, 2004, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the six-month periods ended
     June 30, 2005 and 2004, consisted primarily of estimated state income taxes.
Liquidity and Capital Resources
Operating Activities
     During the first six months of 2005, operating activities of our continuing operations provided net cash of $2,156,000. Accounts receivable increased by $1,561,000 during the first six months of 2005, primarily due to increased sales in May and June of 2005 compared to November and December of 2004. Inventories decreased by $592,000, primarily due to the wind-down of operations at our LaGrange, Georgia, facility. Prepaid expenses and other current assets decreased by $621,000, primarily because of the receipt of funds previously deposited with an insurance carrier. Net cash provided by operating activities of our discontinued operations totaled $1,335,000.
     Investing Activities
     During the first six months of 2005, investing activities of our continuing operations used net cash of $86,000. Capital expenditures during the first six months of 2005 attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $2,122,000, $166,000, and $3,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $3,624,000, $200,000, and $3,000, respectively, for the year ending December 31, 2005. On May 10, 2005, we sold our land and building in Casa Grande, Arizona, for $2,750,000. After deducting sales commission and certain other closing costs, we received $2,636,000 in cash. At June 30, 2005, we had outstanding commitments to purchase equipment of approximately $301,000. Net cash provided by investing activities of discontinued operations totaled $1,000.
     Financing Activities
     During the first six months of 2005, our financing activities used $3,310,000 of cash.
     During the first six months of 2005, we made scheduled monthly payments on our equipment term loans and real estate term loan totaling $1,675,000 and cash interest payments of $4,271,000 and paid $198,000 of financing expenses related to new debt and modifications of existing debt that were capitalized. In addition, net proceeds of $2,636,000 received from the sale of our facility in Casa Grande, Arizona, on May 10, 2005, were applied to reduce the outstanding balance on our real estate term loan.
     On January 27, 2005, we entered into amendments of the loan agreements governing our equipment term loans, our real estate term loan, and our revolving line of credit. The amendments permitted us to borrow an additional $1,500,000 under our equipment loan agreements and effected certain other changes to our loan agreements, including a reduction in the maximum availability permitted under our revolving line of credit agreement from $23,500,000 to $20,000,000.
     On April 13, 2005, the Chairman of our Board, granted us an option to purchase, on or before August 1, 2005, units consisting of $2,096,000 aggregate principal amount of our and 20,960 warrants to purchase common stock at a purchase price of $629,000 plus interest accrued to the date of exercise of the option. In the event of such purchase, the 20,960 warrants would be cancelled. The 12% Senior Subordinated Notes and related warrants were purchased by the Chairman from a third party on April 13, 2005, at an aggregate purchase price of $629,000 plus accrued interest to the date of purchase. The option expired unexercised on August 1, 2005.
     Liquidity
     We operate with substantial financial leverage and limited liquidity. Our aggregate indebtedness as of June 30, 2005, totaled $75,187,000. During the remaining six months of 2005, cash interest payments and scheduled principal payments are projected to be approximately $4,044,000 and $1,762,000, respectively.
     We finance our operations with cash from operating activities and a variety of financing arrangements, including equipment term loans, a real estate term loan, and loans under a revolving line of credit, which we refer to collectively as our secured loans. The equipment term loans bear interest at the prime rate plus 4 3/4%. The real estate term loan bears interest at the prime rate plus 5%, subject to a minimum rate of 9 1/4% and requires us to pay a fee of $216,000 on each anniversary of the closing date. Loans under the revolving line of credit bear interest at the prime rate plus 1% or LIBOR plus 3 1/4%, at our option. The revolving loans are limited to the lesser of $20,000,000 or 88% of eligible accounts receivable plus 65% of eligible inventories, less, in each case, outstanding letters of credit. Additionally, availability under the revolving line of credit is currently reduced by a reserve of $1,000,000 established by the lender. The revolving line of credit requires that our cash receipts be automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without our approval. The revolving line of credit is currently scheduled to expire on June 30, 2006. All of our secured loans contain cross-default provisions. At June 30, 2005, net availability under the revolving line of credit totaled $787,000. At August 11, 2005, net availability under the revolving line of credit totaled $1,169,000
     The revolving line of credit and the equipment term loans are secured by first priority liens on substantially all of our assets other than real estate. The real estate term loan is secured by first priority liens on all of our real estate and second priority liens on substantially all of our other assets.
     On May 10, 2005, we sold for $2,750,000 our land and building in Casa Grande, Arizona, which was categorized at December 31, 2004, as an asset held for sale but not as part of discontinued operations. After deducting sales commissions and certain other closing costs, we received $2,636,000 in cash, which was applied to reduce the real estate term loan.
     On August 1, 2005, we made quarterly interest payments aggregating $1,037,000 on our subordinated debt. In order to enable us to make these payments, we were forced to extend our trade accounts payable beyond normal terms.
     On August 2, 2005, we sold substantially all of the die casting division’s equipment and inventory and certain other assets for $2,652,000, consisting of $2,452,000 in cash and a 10% unsecured promissory note in the principal amount of $200,000, payable on April 30, 2008. In accordance with the terms of our secured loan agreements, $888,000 of the net proceeds of the sale was used to pay down the equipment term loans and the remainder of the net proceeds were used to pay down loans under our revolving line of credit. As a condition to its consent to the sale, the lender increased its reserve against our availability under the revolving line of credit from $750,000 to $1,000,000. As a result of these transactions, our availability under the revolving line of credit increased by $1,314,000. A significant portion of this increased availability has been used to reduce our past-due accounts payable.
     At June 30, 2005, and December 31, 2004, the aggregate principal amount of loans outstanding under the revolving line of credit was $14,997,000 and $14,509,000, respectively.
     The unpaid balances of our equipment term loans and real estate term loan are payable on June 30, 2006, unless the revolving line of credit is extended beyond its June 30, 2006, expiration date. As a result, we have classified the equipment terms loans and the real estate term loan as current liabilities in our June 30, 2005, consolidated balance sheet.
     The agreements governing our secured loans contain financial covenants that require us to maintain specified financial ratios as of the end of specified periods, including minimum levels of fixed charge coverage, net worth, and EBITDA, and a maximum ratio of secured debt to EBITDA.

     From time to time, our secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. On January 27 and again on August 2, 2005, our secured lenders amended and / or waived financial covenants related to minimum consolidated EBITDA, Rubber Group EBITDA, fixed charge coverage, and maximum secured debt to EBITDA. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.
     The financial covenants, which are set forth in detail in the financing documents, are summarized below as in effect on the date of this Form 10-Q:
•	Fixed Charge Coverage Ratio. The fixed charge coverage ratio is calculated by dividing consolidated EBITDA less unfinanced capital expenditures by specified fixed charges and is required to be not less than 0.75 for each of the twelve-month periods ending June 30 and September 30, 2005, not less than 0.85 for the twelve-month period ending December 31, 2005, not less than 0.90 for the twelve-month period ending on March 31, 2006, and not less than 1.00 for the twelve-month period ending on the last day of each calendar quarter thereafter;

•	Net Worth. Stockholders’ deficit plus specified non-cash write-offs must not be less than negative $17,000,000 at each month-end from June 30, 2005, through August 31, 2005, not less than negative $16,500,000 at each month-end from September 30, 2005, through November 30, 2005, not less than negative $16,000,000 at December 31, 2005, and not less than negative $15,000,000 at the end of each month thereafter;

•	Consolidated EBITDA. Must be not less than $12,000,000 for the twelve-month periods ending June 30 and July 31, 2005, not less than $12,500,000 for the twelve-month periods ending August 31, September 30, and October 31, 2005, not less than $13,000,000 for the twelve-month period ended November 30, 2005, not less than $13,500,000 for the twelve-month periods ending December 31, 2005, and January 31 and February 28, 2006, and not less than $15,000,000 for the twelve-month period ending on the last day of each month thereafter;

•	Rubber Group EBITDA. Must not be less than $12,000,000 for the twelve-month period ending June 30, 2005, not less than $12,500,000 for the twelve-month period ending September 30, 2005, not less than $13,000,000 for the twelve-month period ending December 31, 2005, not less than $14,000,000 for the twelve-month period ending March 31, 2006, and not less than 15,000,000 for the twelve month period ending on the last day of each calendar quarter thereafter; and

•	Leverage Ratio. The ratio of secured debt plus outstanding letters of credit to consolidated EBITDA must not exceed 3.00 for the twelve-month period ending on June 30, 2005, 2.75 for the twelve-month periods ending July 31, August 31, and September 30, 2005, 2.50 for the twelve-month periods ending on the last day of each month thereafter.
     The secured loan agreements contain covenants that limit our unfinanced capital expenditures to $6,250,000 per annum and limit the amount of additional secured financing we can incur for the purchase of plant and equipment to $2,500,000 per annum. We currently believe that this provision will not limit our planned capital expenditures during 2005. The secured loan agreements contain other covenants that place restrictions on our business and operations, including covenants relating to the sale of all or substantially all of our assets, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
     After giving effect to the amendments executed by our lenders on August 2, 2005, we were in compliance with all of our financial covenants as of June 30, 2005. A number of factors may affect our ability to continue to comply with all of our loan covenants, including our ability to improve operations at the connector seals division and the Metals Group, and the avoidance of, among other things, all of the risks and uncertainties listed in the section captioned “Overview” in this Item 2, the occurrence of any of which may cause our actual results or performance to be materially different from our projected results. As a result, we cannot assure you that we will remain in compliance with our financial covenants throughout 2005 or beyond.
     We had a net working capital deficit of $21,655,000 at June 30, 2005, compared to a net working capital deficit of $6,912,000 at December 31, 2004. The net working capital deficit exists primarily because (1) our revolving line of credit expires on June 30, 2006, and (2) the unpaid balances of the equipment term loans and the real estate term loan are due in full on June 30, 2006, unless the revolving line of credit is extended. As a result, we have classified the equipment terms loans and the real estate term loan as current liabilities in our consolidated balance sheet as of June 30, 2005.
     Although there can be no assurance, based on our most recent forecast, we estimate that we will not require any new borrowings (except for normal borrowings under our revolving line of credit) during the remainder of 2005 to meet our foreseeable working capital and debt service requirements, to further reduce our past-due accounts payable, and to fund budgeted capital expenditures. If our cash flow from operations or availability under our existing financing arrangements falls below expectations, we may be forced to seek additional financing, delay certain capital expenditures, reduce certain operating expenses, extend certain trade accounts payable, or consider other alternatives designed to improve our liquidity. Some of these actions could have a material adverse effect on our business.
     Our business, financial position, results of operations, and liquidity could also be materially adversely affected if any of our large customers experience financial difficulties that cause them to delay or fail to make payments for goods sold to them or if our secured lenders reduce the amounts they are willing to lend against our receivables from any of those customers.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.
     At June 30, 2005, we had $32,736,000 of outstanding floating rate debt at interest rates equal to either LIBOR plus 3 1/4%, the prime rate plus 1%, the prime rate plus 4 3/4%, or the prime rate plus 5%. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.
     At June 30, 2005, we had outstanding $42,451,000 of fixed-rate debt with a weighted-average interest rate of 12.2%, of which $25,000 had matured.

     We currently estimate that our monthly cash interest expense during the remainder of 2005 will be approximately $664,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $26,000.
     For further information about our indebtedness, we recommend that you also read Note 4, “Debt,” to our consolidated financial statements in Part I, Item 1.
Item 4. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our Principal Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. We also reviewed our internal controls and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 13, 2005, the Chairman of our Board, an “affiliated purchaser” within the meaning of rule 10b-18 of the rules under the Securities Exchange Act of 1934, as amended, purchased in an open market purchase, units consisting of $2,096,000 aggregate principal amount of the 12% Senior Subordinated Notes and 20,960 attached warrants to purchase our common stock at $3.50 per share, at a purchase price of $629,000 plus accrued interest. In connection with the purchase, the Chairman granted us an option to purchase the units on or before August 1, 2005, at a purchase price of $629,000 plus interest accrued to the date of purchase. The option expired unexercised on August 1, 2005.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of our Stockholders was held on May 17, 2005.
     The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:
(1)	The following number of votes were cast for and withheld on a proposal to elect six directors (Messrs. William B. Conner, Warren Delano, Kenneth I. Greenstein, Michael A. Lubin, and Joseph A. Pardo and Ms. Elizabeth Ruml).

Mr. Conner:
Votes for Mr. Conner	3,479,767
Votes withheld from Mr. Conner	139,741

Mr. Delano:
Votes for Mr. Delano	3,502,713
Votes withheld from Mr. Delano	116,795

Mr. Greenstein:
Votes for Mr. Greenstein	3,504,408
Votes withheld from Mr. Greenstein	115,100

Mr. Lubin:
Votes for Mr. Lubin	3,502,733
Votes withheld from Mr. Lubin	116,775

Mr. Pardo:
Votes for Mr. Pardo	3,504,121
Votes withheld from Mr. Pardo	115,487

Ms. Ruml:
Votes for Ms. Ruml	3,504,033
Votes withheld from Ms. Ruml	115,387

(2)	The approval of the adoption by the Board of Directors of the 2005 Stock Award Plan.

Votes for approval	3,594,033
Votes against approval	16,944
Votes withheld	6,531
(3)	Ratification of Ernst & Young LLP as our independent auditors for the year ending December 31, 2005.

Votes for ratification	3,613,894
Votes against ratification	302
Votes withheld	5,312
     There were no broker non-votes in respect of the foregoing matters.
Item 6. EXHIBITS
     The following exhibits are filed herewith:
31-1	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LEXINGTON PRECISION CORPORATION
FORM 10-Q
June 30, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION (Registrant)

August 12, 2005	By:	/s/ Michael A. Lubin

Date		Michael A. Lubin
Chairman of the Board

August 12, 2005	By:	/s/ Warren Delano

Date		Warren Delano
President

August 12, 2005	By:	/s/ Dennis J. Welhouse

Date		Dennis J. Welhouse
Senior Vice President and Chief Financial Officer