Form 10-Q
period 2005-09-30
LEXINGTON PRECISION CORP
filed 2005-11-15
CIK 12570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ___No X
Indicate by check mark whether the registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No X
As of November 11, 2005, there were 4,931,767 shares of common stock of the Registrant outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

LEXINGTON PRECISION CORPORATION
Quarterly Report on Form 10-Q

-i-

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LEXINGTON PRECISION CORPORATION
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net sales	$23,502	$25,880	$75,080	$85,961
Cost of sales	21,524	23,063	67,239	75,905

Gross profit	1,978	2,817	7,841	10,056
Selling and administrative expenses	1,564	1,785	5,068	5,754
Gain on sale of assets held for sale	—	—	1,100	—
Income from operations	414	1,032	3,873	4,302

Other income (expense):
Interest expense	(2,250)	(2,211)	(6,888)	(6,420)
Gain on repurchase of debt	—	—	77	3,252

Income (loss) from continuing operations before income taxes	(1,836)	(1,179)	(2,938)	1,134
Income tax provision	21	15	63	86

Income (loss) from continuing operations	(1,857)	(1,194)	(3,001)	1,048
Income (loss) from discontinued operations	411	(1,525)	872	(2,641)

Net loss	$(1,446)	$(2,719)	$(2,129)	$(1,593)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.37)	$(0.24)	$(0.61)	$0.22
Discontinued operations	0.08	(0.31)	0.18	(0.54)

Net loss	$(0.29)	$(0.55)	$(0.43)	$(0.32)

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Balance Sheets
(thousands of dollars)
(unaudited)

	September 30,	December 31,
	2005	2004
Assets:
Current assets:
Cash	$21	$17
Accounts receivable, net	13,229	15,322
Inventories, net	7,756	8,791
Prepaid expenses and other current assets	1,304	1,623
Deferred income taxes	1,090	1,090
Current assets of discontinued operations	418	2,022

Total current assets	23,818	28,865

Plant and equipment, net	29,951	34,470
Plant and equipment of discontinued operations, net	1,474	2,754
Assets held for sale	1,347	1,629
Goodwill, net	7,623	7,623
Other assets, net	2,363	3,036

	$66,576	$78,377

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$8,831	$9,753
Accrued expenses, excluding interest	5,134	4,839
Accrued interest expense	866	975
Short-term debt	11,192	14,667
Current portion of long-term debt	16,635	4,749
Current liabilities of discontinued operations	727	794

Total current liabilities	43,385	35,777

Long-term debt, excluding current portion	41,726	58,949

Deferred income taxes	1,090	1,090

Other long-term liabilities	377	436

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 4,931,767 shares issued	1,233	1,233
Additional paid-in-capital	13,169	13,169
Accumulated deficit	(34,404)	(32,277)

Total stockholders’ deficit	(20,002)	(17,875)

	$66,576	$78,377

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30
	2005	2004
Operating activities:
Income (loss) from continuing operations	$(3,001)	$1,048
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	6,095	6,088
Amortization included in operating expense	254	227
Amortization included in interest expense	963	809
Gain on repurchase of debt	(77)	(3,252)
Gain on sale of assets held for sale	(1,100)	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	2,093	(2,261)
Inventories, net	1,035	(1,112)
Prepaid expenses and other assets	460	360
Accounts payable	(912)	2,391
Accrued expenses, excluding interest	295	(632)
Accrued interest expense	(109)	735
Other long term liabilities	(12)	(5)
Other	25	(2)

Net cash provided by continuing operations	6,009	4,394
Net cash provided (used) by discontinued operations	1,329	(1,430)

Net cash provided by operating activities	7,338	2,964

Investing activities:
Purchases of plant and equipment	(2,887)	(4,037)
Decrease (increase) in equipment deposits	35	(361)
Proceeds from sales of assets held for sale	2,636	112
Expenditures for tooling owned by customers	(498)	(550)
Other	—	(151)

Net cash used by continuing operations	(714)	(4,987)
Net cash provided by discontinued operations	2,360	—

Net cash provided (used) by investing activities	1,646	(4,987)

Financing activities:
Net increase (decrease) in borrowings under revolving line of credit	(3,342)	2,610
Proceeds from issuance of debt	1,500	7,000
Repayment of long-term debt	(6,910)	(4,296)
Payment of deferred financing expenses	(228)	(475)

Net cash provided (used) by financing activities	(8,980)	4,839

Net increase in cash	4	2,816
Cash at beginning of year	17	178

Cash at end of period	$21	$2,994

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements do not include all the information and footnotes included in the Company’s annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary to present fairly the financial position of the Company at September 30, 2005, the Company’s results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the Company’s cash flows for the nine-month periods ended September 30, 2005 and 2004. In preparing the interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures; actual results could differ from those estimates.
     The results of operations for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year or for any succeeding quarter.
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
Note 2 — Inventories
     Inventories at September 30, 2005, and December 31, 2004, are set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2005	2004
Finished goods	$3,386	$4,142
Work in process	2,553	2,372
Raw material	1,817	2,277

	$7,756	$8,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Plant and Equipment
     Plant and equipment at September 30, 2005, and December 31, 2004, are set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2005	2004
Land	$1,759	$1,970
Buildings	13,313	15,464
Equipment	109,332	107,621

	124,404	125,055
Accumulated depreciation	94,453	90,585

Plant and equipment, net	$29,951	$34,470

Note 4 — Debt
     Debt at September 30, 2005, and December 31, 2004, is set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2005	2004
Short-term debt:
Revolving line of credit	$11,167	$14,509
12 3/4% Senior Subordinated Notes	25	158

Subtotal	11,192	14,667
Current portion of long-term debt	16,635	4,749

Total short-term debt	27,827	19,416

Long-term debt:
Equipment term loans	9,112	10,200
Real estate term loan	6,851	10,350
Capital leases	105	275
Increasing Rate Note	7,000	7,000
Unsecured, amortizing term notes	86	669
12% Senior Subordinated Notes	34,177	34,177
13% Junior Subordinated Note	347	347
Series B Preferred Stock	640	623
Other	43	57

Subtotal	58,361	63,698
Less current portion	(16,635)	(4,749)

Total long-term debt	41,726	58,949
Total debt	$69,553	$78,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Revolving Line of Credit
     At September 30, 2005, the Company had outstanding loans of $11,167,000, outstanding letters of credit of $2,093,000, and net unused availability of $1,395,000 under the revolving line of credit. The revolving line of credit expires on June 30, 2006. Loans under the revolving line of credit bear interest at either the prime rate plus 1% or the London Interbank Offered Rate (“LIBOR”) plus 3 1/4%, at the Company’s option. The revolving line of credit provides that the Company’s cash receipts are automatically used to reduce such loans on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without the Company’s approval. Loans under the revolving line of credit are limited to (a) the lesser of $20,000,000 or 88% of eligible accounts receivable plus 65% of eligible inventories, less (b) outstanding letters of credit and any reserves established by the lender. At September 30, 2005, the Company’s availability under the revolving line of credit was reduced by a reserve of $1,000,000 established by the lender. The lender eliminated the $1,000,000 reserve on November 1, 2005. All loans and reimbursement obligations with respect to letters of credit under the revolving line of credit are secured by first priority liens on substantially all of the Company’s assets other than real estate. At September 30, 2005, and December 31, 2004, the weighted-average interest rates on borrowings under the revolving line of credit were 7.32% and 6.25%, respectively.
     Equipment Term Loans
     The equipment term loans are payable in aggregate monthly installments of $200,000, with interest at the prime rate plus 4 3/4%. At September 30, 2005, the interest rate on the equipment term loans was 11 1/2%. The unpaid balance of the equipment term loans is payable on June 30, 2006, unless the revolving line of credit is extended. As a result, the Company has classified the equipment term loans as current liabilities in its consolidated balance sheet at September 30, 2005. The equipment term loans are secured by first priority liens on substantially all of the Company’s assets other than real estate. On August 2, 2005, the Company sold substantially all of the die casting division’s equipment for $2,360,000 in cash and a $200,000 note. The Company applied $888,000 of the sale proceeds to reduce the equipment term loans, with the balance applied to reduce the outstanding loans under the revolving line of credit.
     Real Estate Term Loan
     The real estate term loan is payable in monthly installments of $96,000 through June 1, 2006, with the unpaid balance due on June 30, 2006. The Company has the option to extend the loan to June 30, 2007, on the same terms, provided that the revolving line of credit is also extended from June 30, 2006, to June 30, 2007. As a result, the Company has classified the real estate term loan as a current liability in its consolidated balance sheet at September 30, 2005. The real estate term loan bears interest at the prime rate plus 5%, subject to a minimum rate of 9 1/4%, and requires the Company to pay a fee of $216,000 on each anniversary of the closing date. At September 30, 2005, the interest rate on the real estate term loan was 11 3/4%. The real estate term loan is secured by first mortgages on substantially all of the Company’s real estate and by second priority liens on substantially all of the Company’s other assets. The real estate term loan contains a provision that permits the lender to accelerate the loan if there is a material adverse change in the Company’s financial condition, business, or operating performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On October 28, 2005, the Company sold its land and building in LaGrange, Georgia, and received net proceeds of $1,882,000, which were used to reduce the real estate term loan.
     Capital Leases
     Capital leases relate to the purchase of equipment used in the Company’s manufacturing operations. At September 30, 2005, the Company’s consolidated balance sheet included equipment held under capital leases with a cost of $196,000 and related accumulated amortization of $27,000. The future minimum lease payments under the terms of the capital leases are set forth below under the heading “Scheduled Maturities of Long-Term Debt.” Amortization of assets recorded as capital leases is included in depreciation expense.
     Increasing Rate Note
     The Increasing Rate Note is an unsecured obligation of the Company that is senior in right of payment to the 12% Senior Subordinated Notes, the 12 3/4% Senior Subordinated Notes, and the 13% Junior Subordinated Notes. The Increasing Rate Note matures on June 30, 2007. Interest is due monthly and is currently being paid at the rate of 14.4% per annum (the “Cash Rate”). In lieu of paying the Cash Rate, the Company has the option to pay interest at the rate of 12% in cash and an additional 4.8% in additional Increasing Rate Notes (the “PIK Rate”). On September 1, 2006, the Cash Rate and the PIK Rate will increase by up to 0.6 percentage points and 1.2 percentage points, respectively. The exact amount of each increase will depend upon the principal amount of the Increasing Rate Note then outstanding.
     Unsecured, Amortizing Term Notes
     The unsecured, amortizing term notes mature in May 2006, and bear interest at 6 1/4%.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     13% Junior Subordinated Note
     The 13% Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all existing and future secured and senior, unsecured debt of the Company, the 12 3/4% Senior Subordinated Notes, and the 12% Senior Subordinated Notes. Interest on the 13% Junior Subordinated Note is payable quarterly on February 1, May 1, August 1, and November 1.
     Series B Preferred Stock
     At September 30, 2005, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $640,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company failed to make scheduled redemptions in the aggregate amount of $450,000 on November 30, 2000, 2001, 2002, 2003, and 2004.
     During 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”), which established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer that have characteristics of both liabilities and equity. As a result of the adoption of FAS 150, the Company began to classify the Series B Preferred Stock as debt in its consolidated financial statements and recognized a pre-tax charge of $247,000 to increase the carrying value of the Series B Preferred Stock to its fair value. Subsequent to adoption, increases in the fair value of the Series B Preferred Stock and payments of quarterly dividends have been recorded by charges to interest expense.
     Non-Cash Investing and Financing Activities
     The Company purchased equipment under capital leases and obtained seller financing for the purchase of equipment in the amounts of $144,000 and $198,000, respectively, during the nine-month period ended September 30, 2004. The Company did not purchase any equipment under capital leases or with vendor financing during the first nine months of 2005.
     Restrictive Covenants
     The agreements governing the revolving line of credit, the equipment term loans, and the real estate term loan contain certain financial covenants that require the Company to maintain specified financial ratios as of the end of specified periods, including the maintenance of minimum levels of fixed charge coverage, net worth, and earnings before interest, taxes, depreciation and amortization (“EBITDA”), and a maximum ratio of secured debt to EBITDA. The agreements also contain covenants that limit the Company’s unfinanced capital expenditures to $6,250,000 per annum and limit the amount of new secured financing that it can incur for the purchase of plant and equipment to $2,500,000 per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
annum. The agreements also contain covenants that place restrictions on its business and operations, including limitations on the sale of all or substantially all of its assets, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
     From time to time, the Company’s secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in its various financing agreements in order to maintain or otherwise ensure the Company’s current or future compliance. Effective January 27, 2005, the Company’s secured lenders amended financial covenants related to minimum fixed charge coverage, consolidated EBITDA, and Rubber Group EBITDA, and maximum leverage ratio. Effective June 30, 2005, the Company’s secured lenders waived and amended financial covenants related to minimum fixed charge coverage, consolidated EBITDA, and Rubber Group EBITDA, and maximum leverage ratio. Effective September 30, 2005, the Company’s secured lenders amended financial covenants related to minimum fixed charge coverage, net worth, consolidated EBITDA, and Rubber Group EBITDA, and maximum leverage ratio. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.
     Fair Value of Financial Instruments
     The Company believes that, at September 30, 2005, the fair values of the loans outstanding under the revolving line of credit, the equipment term loans, and the real estate term loan approximated the principal amounts of such loans.
     In October 2004, the Company repurchased a total of $8,264,000 principal amount of its 12% Senior Subordinated Notes plus interest accrued thereon at an aggregate cost of $2,892,000. In April 2005, the Company repurchased $133,000 principal amount of its 12 3/4% Senior Subordinated Notes plus accrued interest thereon at an aggregate cost of $153,000. In April 2005, the Chairman of the Board of the Company purchased $2,096,000 principal amount of the Company’s 12% Senior Subordinated Notes plus interest accrued thereon at an aggregate cost of $629,000. The Company is aware of other trading activity in the 12% Senior Subordinated Notes during 2005, but it does not know the details of those trades. Because of the limited trading in the Company’s debt, the Company is unable to express an opinion as to the current fair market value of the 12% Senior Subordinated Notes, the 12 3/4% Senior Subordinated Notes, the 13% Junior Subordinated Note, the Increasing Rate Note, or the Series B Preferred Stock.
     Financial Leverage and Liquidity
     The Company operates with substantial financial leverage and limited liquidity. Aggregate indebtedness as of September 30, 2005, totaled $69,553,000. During the fourth quarter of 2005, interest and scheduled principal payments are projected to be approximately $2,000,000 and $936,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Cash Interest Paid
     Cash interest paid during the first nine months of 2005 and 2004, totaled $6,260,000 and $5,056,000, respectively.
     Scheduled Maturities of Long-Term Debt
     Scheduled maturities of long-term debt and capital leases for the years ending September 30, 2006 through 2009, are listed below (dollar amounts in thousands):

	Long-Term
	Debt	Capital Leases	Total
2006	$16,556	$79	$16,635
2007	7,168	26	7,194
2008	8	—	8
2009	34,524	—	34,524

	$58,256	$105	$58,361

Note 5 — Income Taxes
     At September 30, 2005, and December 31, 2004, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and nine-month periods ended September 30, 2005 and 2004, consisted primarily of state income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Net Income (Loss) per Common Share
     The calculations of basic and diluted net income (loss) per common share for the three-month and nine-month periods ended September 30, 2005 and 2004, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company’s common stock were not dilutive. As a result, the weighted average number of outstanding common shares used in the calculation of net income (loss) per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$(1,857)	$(1,194)	$(3,001)	$1,048
Income (loss) from discontinued operations	411	(1,525)	872	(2,641)

Net loss applicable to common stockholders	$(1,446)	$(2,719)	$(2,129)	$(1,593)

Denominator — weighted average shares outstanding	4,932	4,932	4,932	4,932

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.37)	$(0.24)	$(0.61)	$0.22
Discontinued operations	0.08	(0.31)	0.18	(0.54)

Net loss	$(0.29)	$(0.55)	$(0.43)	$(0.32)

Note 7 — Segments
     Description of Segments and Products
     The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group produces seals used in automotive wiring systems, insulators for automotive ignition wire sets, and components for medical devices. The Metals Group machines components from aluminum, brass, and steel bars for sale primarily to automotive suppliers. During 2004, the Company committed to a plan to discontinue the operations of its die casting division, which had been part of the Metals Group segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for the three-month and nine-month periods ended September 30, 2005 and 2004, is summarized below (dollar amounts in thousands). Information related to discontinued operations is not included in the data.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net sales:
Rubber Group	$20,760	$23,499	$65,982	$78,346
Metals Group	2,742	2,381	9,098	7,615

Total net sales	$23,502	$25,880	$75,080	$85,961

Income (loss) from operations:
Rubber Group	$1,266	$2,253	$5,654	$8,402
Metals Group	(340)	(579)	(14)	(2,132)

Subtotal	926	1,674	5,640	6,270
Corporate Office	(512)	(642)	(1,767)	(1,968)

Total income from operations	$414	$1,032	$3,873	$4,302

Depreciation and amortization (1):
Rubber Group	$1,808	$1,739	$5,453	$5,163
Metals Group	267	375	888	1,121

Subtotal	2,075	2,114	6,341	6,284
Corporate Office	2	11	8	31

Total depreciation and amortization	$2,077	$2,125	$6,349	$6,315

Capital expenditures (2):
Rubber Group	$568	$1,039	$2,690	$3,521
Metals Group	28	80	194	707

Subtotal	596	1,119	2,884	4,228
Corporate Office	—	7	3	7

Total capital expenditures	$596	$1,126	$2,887	$4,235

	Sept. 30,	Dec. 31,
	2005	2004
Assets:
Rubber Group	$54,829	$60,377
Metals Group	7,682	9,872

Subtotal	62,511	70,249
Corporate Office	2,173	3,352

Total assets	$64,684	$73,601

footnotes on following page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	Excludes amortization of deferred financing expenses, which totaled $328,000 and $281,000, during the three-month periods ended September 30, 2005 and 2004, respectively, and $963,000 and $809,000 during the nine-month periods ended September 30, 2005 and 2004, respectively, which is included in interest expense in the consolidated financial statements.

(2)	Capital expenditures for the nine-month period ended September 30, 2004, included $198,000 of equipment purchased under a vendor financing agreement.
Note 8 — Discontinued Operations
     In September 2004, the Company committed to a plan to discontinue the operations of its die casting division and initiated a program to sell the division. Accordingly, the results of operations, assets, liabilities, and cash flows of the die casting division have been classified as discontinued operations in the consolidated financial statements.
     On August 2, 2005, the Company sold substantially all of the die casting division’s equipment and remaining inventory and certain other assets for $2,652,000. As a result, during the third quarter of 2005, the Company recorded a pretax gain on the sale of the division’s assets of $568,000. The Company received $2,452,000 in cash and a 10% unsecured promissory note in the principal amount of $200,000, payable on June 30, 2008. In accordance with the terms of the Company’s secured loan agreements, the net proceeds of the sale were used to pay down the equipment term loans and the loans under the revolving line of credit. As a result of the sale and in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during the second quarter of 2005, the Company increased the fair value of the die casting equipment by $542,000, which equaled the previously recognized equipment impairment charge recorded when the die casting division was reclassified as discontinued operations. The increase in fair value is included in income from operations of discontinued operations for the nine-month period ended September 30, 2005.
     In connection with the sale, the Company has agreed to operate the die casting plant to manufacture products for the purchaser while certain environmental issues at the plant are being remedied to the purchaser’s satisfaction, and the purchaser has agreed to pay all costs of operating the plant. During the second quarter of 2005, the Company recorded a charge of $365,000 for the estimated cost of the environmental remediation. The Purchaser has an option to purchase the land and building for $1,500,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the operating results of the die casting division for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net sales	$(3)	$1,605	$3,374	$5,940

Loss from operations before asset impairment charge, increase in carrying value of assets held for sale, and gain on sale of assets	$(82)	$(537)	$(13)	$(1,533)
Impairment of long-lived assets	—	(928)	—	(928)
Increase in carrying value of assets held for sale	—	—	542	—
Gain on sale of assets	568	—	568	—

Income (loss) from operations of discontinued operations	486	(1,465)	1,097	(2,461)
Allocated interest expense	(75)	(60)	(225)	(180)

Income (loss) from discontinued operations before income taxes	411	(1,525)	872	(2,641)
Income tax provision	—	—	—	—

Income (loss) from discontinued operations	$411	$(1,525)	$872	$(2,641)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table sets forth the assets and liabilities of the die casting division that are included in the Company’s consolidated balance sheets at September 30, 2005, and December 31, 2004 (dollar amounts in thousands):

	September 30,	December 31,
	2005	2004
Assets:
Current assets:
Accounts receivable, net	$52	$1,056
Inventories, net	—	695
Prepaid expenses and other current assets	366	240
Other assets, net	—	31

Total current assets	418	2,022
Plant and equipment, net	1,474	2,754

Total assets of discontinued operations	$1,892	$4,776

Liabilities (1) :
Current liabilities:
Accounts payable	$183	$615
Accrued expenses	544	179

Total liabilities of discontinued operations	$727	$794

(1) Liabilities do not include debt that is secured by assets of the division.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Plant Closings and Sales of Land and Buildings
     In May 2005, the Company sold its land and building in Casa Grande, Arizona, and received net proceeds of $2,636,000, which were applied to reduce the real estate term loan. At December 31, 2004, the property was categorized as an asset held for sale but not as part of discontinued operations. The Company recorded a pre-tax gain on the sale of $1,100,000 during the second quarter of 2005. During the nine-month periods ended September 30, 2005 and 2004, the operating results of the Metals Group included operating losses of $87,000 and $270,000, respectively, incurred at the Casa Grande facility, excluding the gain on the sale of the land and building. The losses incurred at the Casa Grande facility resulted primarily from expenditures to maintain, insure, protect, and depreciate the facility.
     As a result of Delphi Corporation’s decision to in-source, during 2005, approximately 36 connector seals that were previously manufactured by the Company’s connector seals division, the Company consolidated the production of all of its remaining connector seals at its manufacturing facility in Vienna, Ohio. During the third quarter of 2005, the Company discontinued the remaining production at its LaGrange, Georgia, manufacturing facility, comprising the Company’s automotive grommet manufacturing business, which had incurred significant operating losses during 2004 and the first half of 2005. The Delphi in-sourcing program is discussed in more detail in Part I, Item 2, “Management’s Discussion and Analysis of Financial Position and Results of Operations.”
     On October 28, 2005, the Company sold its land and building in LaGrange and received net proceeds of $1,882,000, which were applied to reduce the real estate term loan. During the fourth quarter of 2005, the Company expects to record a pre-tax gain of approximately $531,000 on the sale of the land and building. At September 30, 2005, the Company classified the land and building in LaGrange as assets held for sale in its consolidated balance sheet. During the three-month and nine-month periods ended September 30, 2005, the Company incurred costs of $12,000 and $228,000, respectively, related to the closing of the facility, which are included in cost of sales on the consolidated statements of operations.

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
Results of Operations — Third Quarter of 2005 Versus Third Quarter of 2004
     Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.
     The following table sets forth our consolidated operating results for the three-month periods ended September 30, 2005 and 2004, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (dollar amounts in thousands).

	Three Months Ended September 30
	2005		2004
Net sales	$23,502	100.0%	$25,880	100.0%
Cost of sales	21,524	91.6	23,063	89.1

Gross profit	1,978	8.4	2,817	10.9
Selling and administrative expenses	1,564	6.7	1,785	6.9

Income from operations	414	1.8	1,032	4.0
Add back: depreciation and amortization (1)	2,077	8.8	2,125	8.2

EBITDA (2)	$2,491	10.6%	$3,157	12.2%

Net cash provided by continuing operating activities	$3,853	16.4%	$2,321	9.0%

EBITDA (negative EBITDA) of discontinued operations	$486	N/A	$(1,223)	N/A

(1)	Does not include amortization of deferred financing expenses, which totaled $328,000 and $281,000 during the three-month periods ended September 30, 2005 and 2004, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

     Our net sales for the third quarter of 2005 were $23,502,000, compared to net sales of $25,880,000 for the third quarter of 2004, a decrease of $2,378,000, or 9.2%. The decrease in net sales was a result of decreased net sales of rubber components, offset, in part, by increased net sales of metal components. EBITDA for the third quarter of 2005 was $2,491,000, or 10.6% of net sales, compared to EBITDA of $3,157,000, or 12.2% of net sales, for the third quarter of 2004. The change in EBITDA reflected a $918,000 reduction in EBITDA at our Rubber Group, offset by a $131,000 increase in EBITDA at our Metals Group.
     EBITDA from discontinued operations for the third quarter of 2005 was $486,000, which included a gain of $568,000 on the sale of assets, compared to negative $1,223,000 for the third quarter of 2004, which included an asset impairment charge of $928,000.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended September 30, 2005 and 2004.
     Rubber Group
     The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.
     Delphi Corporation is the Rubber Group’s largest customer. Net sales to Delphi of connector seals for automotive wire harnesses totaled $19,802,000 and $20,227,000, during 2004 and 2003, respectively. During 2004, Delphi advised us that it planned to in-source, during 2005, approximately 36 high-volume connector seals that were then being produced by our connector seals division. In November 2004, Delphi and our connector seals division entered into an agreement, pursuant to which Delphi agreed to purchase from the division 100% of its requirements through December 31, 2009, for all connector seals not scheduled to be in-sourced and 100% of its requirements, through various dates in 2005, for the connector seals scheduled to be in-sourced. Pursuant to the agreement, our connector seals division received price increases effective January 1, 2005, on the connector seals covered by the new agreement, which offset a substantial portion of the profit lost due to the in-sourcing. We have restructured the operations of our connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of our connector seals division includes, among other things, the closing of its LaGrange, Georgia, manufacturing facility and the consolidation of all connector seal manufacturing at its facility in Vienna, Ohio. We estimate that during the third quarter of 2005, the net effect of the Delphi in-sourcing and the price increases on the remaining connector seals reduced net sales by approximately $870,000, but had a negligible effect on income from operations. If the balance of the insourcing program had been completed by Delphi on July 1, 2005, we estimate that our net sales and income from operations for the three-month period ended September 30, 2005, would have been further reduced by approximately $350,000 and $150,000, respectively.
     On October 8, 2005, Delphi filed for protection from its creditors under chapter 11 of the federal bankruptcy code. The unpaid, outstanding pre-petition accounts receivable from Delphi on the date of the bankruptcy filing is currently estimated to be less than $300,000, substantially all of which qualify as reclamation claims that should be accorded priority ahead of general unsecured claims. We currently believe that our reserve for uncollectible accounts receivable is adequate.

     The following table sets forth the operating results of the Rubber Group for the three-month periods ended September 30, 2005 and 2004, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended September 30
	2005		2004
Net sales	$20,760	100.0%	$23,499	100.0%
Cost of sales	18,630	89.7	20,264	86.2

Gross profit	2,130	10.3	3,235	13.8
Selling and administrative expenses	864	4.2	982	4.2

Income from operations	1,266	6.1	2,253	9.6
Add back: depreciation and amortization	1,808	8.7	1,739	7.4

EBITDA	$3,074	14.8%	$3,992	17.0%

     During the third quarter of 2005, net sales decreased by $2,739,000, or 11.7%, compared to the third quarter of 2004. The decrease in net sales was primarily due to (1) the in-sourcing by Delphi of connector seals that were previously manufactured by us, (2) decreased unit sales of connector seals and insulators for automotive ignition wire sets due to reduced demand from original equipment customers, (3) reduced unit sales of insulators due to reduced demand from aftermarket customers, and (4) contractual price reductions, partially offset by price increases negotiated with Delphi and certain other customers.
     Cost of sales as a percentage of net sales increased to 89.7% of net sales during the third quarter of 2005, compared to 86.2% of net sales during the third quarter of 2004, primarily due to (1) the effect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume, (2) increased workers’ compensation expense, and (3) increased operating losses at our captive tool making facility, due primarily to a reduction in new tool orders; these negative factors were offset, in part, by increased selling prices on Delphi components.
     Selling and administrative expenses were reduced by $118,000, or 12%, compared to the third quarter of 2004, but remained unchanged as a percentage of net sales at 4.2%.
     During the third quarter of 2005, income from operations totaled $1,266,000, a decrease of $987,000, or 43.8%, compared to the third quarter of 2004. EBITDA for the third quarter of 2005 was $3,074,000 or 14.8% of net sales, compared to $3,992,000 or 17.0% of net sales, for the third quarter of 2004.

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
     The following table sets forth the operating results of the Metals Group for the three-month periods ended September 30, 2005 and 2004, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended September 30
	2005		2004
Net sales	$2,742	100.0%	$2,381	100.0%
Cost of sales	2,894	105.5	2,799	117.6

Gross loss	(152)	(5.5)	(418)	(17.6)
Selling and administrative expenses	188	6.9	161	6.8

Loss from operations	(340)	(12.4)	(579)	(24.3)
Add back: depreciation and amortization	267	9.7	375	15.7

Negative EBITDA	$(73)	(2.7)%	$(204)	(8.6)%

     During the third quarter of 2005, net sales increased by $361,000, or 15.2%, compared to the third quarter of 2004. The increase in net sales resulted from the roll-out of new components previously awarded to us and increased sales of existing components.
     Cost of sales as a percentage of net sales decreased to 105.5% of net sales during the third quarter of 2005 from 117.6% of net sales during the third quarter of 2004, primarily because of (1) increased selling prices on certain components to compensate us for earlier increases in metal prices, (2) the effect of increased sales volume on fixed, or partially fixed, manufacturing expenses, and (3) lower depreciation expense.
     Selling and administrative expenses as a percentage of net sales remained essentially unchanged.
     During the third quarter of 2005, the loss from operations was $340,000, compared to a loss from operations of $579,000 during the third quarter of 2004. EBITDA for the third quarter of 2005 was negative $73,000 compared to negative $204,000 for the third quarter of 2004.

     Discontinued Operations
     In September 2004, we committed to a plan to discontinue the operations of our die casting division and initiated a program to sell it. On August 2, 2005, we sold substantially all of the die casting division’s equipment and remaining inventory and certain other assets for $2,652,000 and recorded a pretax gain of $568,000.
     The following table summarizes the operating results of the die casting division for the three-month periods ended September 30, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended
	September 30
	2005	2004
Net sales	$(3)	$1,605

Loss from operations before asset impairment charge and gain on sale of assets	$(82)	$(537)
Impairment of long-lived assets	—	(928)
Gain on sale of assets	568	—

Income (loss) from discontinued operations	486	(1,465)
Allocated interest expense	(75)	(60)

Income (loss) from discontinued operations before income taxes	411	(1,525)
Income tax provision	—	—

Income (loss) from discontinued operations	411	(1,525)
Add back: depreciation and amortization	—	242
Add back: allocated interest expense	75	60

EBITDA (negative EBITDA)	$486	$(1,223)

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

     The following table sets forth the operating results of the Corporate Office for the three-month periods ended September 30, 2005 and 2004, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	September 30
	2005	2004
Loss from operations	$(512)	$(642)
Add back: depreciation and amortization (1)	2	11

Negative EBITDA	$(510)	$(631)

(1)	Excludes amortization of deferred financing expenses, which totaled $328,000 and $281,000 during the third quarters of 2005 and 2004, respectively, and which is included in interest expense in the consolidated financial statements.
     Corporate Office expenses decreased by $130,000 in 2005, primarily because of lower management compensation, professional fees, and rent.
     Interest Expense
     During the third quarters of 2005 and 2004, interest expense (excluding interest expense allocated to our discontinued operation of $75,000 and $60,000, respectively) totaled $2,250,000 and $2,211,000, respectively, which included amortization of deferred financing expenses of $328,000 and $281,000, respectively. Interest expense for the third quarter of 2005 increased due to higher rates of interest on our floating rate indebtedness.
     Income Tax Provision
     At September 30, 2005, and December 31, 2004, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended September 30, 2005 and 2004, consisted primarily of state income taxes.

Results of Operations — First Nine Months of 2005 Versus First Nine Months of 2004.
     The following table sets forth our consolidated operating results for the nine-month periods ended September 30, 2005 and 2004, and the reconciliation of income from operations to EBITDA (dollar amounts in thousands).

	Nine Months Ended September 30
	2005		2004
Net sales	$75,080	100.0%	$85,961	100.0%
Cost of sales	67,239	89.6	75,905	88.3

Gross profit	7,841	10.4	10,056	11.7
Selling and administrative expenses	5,068	6.8	5,754	6.7
Gain on sale of assets held for sale	1,100	1.5	—	—

Income from operations	3,873	5.2	4,302	5.0
Add back: depreciation and amortization (1)	6,349	8.5	6,315	7.3

EBITDA (2)	$10,222	13.6%	$10,617	12.4%

Net cash provided by continuing operating activities (3)	$6,009	8.0%	$4,394	5.1%

EBITDA (negative EBITDA) of discontinued operations	$1,116	N/A	$(1,894)	N/A

(1)	Does not include amortization of deferred financing expenses, which totaled $963,000 and $809,000 during the nine-month periods ended September 30, 2005 and 2004, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(3)	The calculation of net cash provided by operating activities is detailed in the consolidated statements of cash flows included in our consolidated financial statements in Part I, Item 1.
     Our net sales for the first nine months of 2005 were $75,080,000, compared to net sales of $85,961,000 for the first nine months of 2004, a decrease of $10,881,000, or 12.7%. The decrease in net sales was principally a result of decreased net sales of rubber components, offset, in part, by increased net sales of metal components. EBITDA for the first nine months of 2005 was $10,222,000, or 13.6% of net sales, compared to EBITDA of $10,617,000, or 12.4% of net sales, for the first nine months of 2004. The change in EBITDA reflected a $2,458,000 reduction in EBITDA at our Rubber Group, offset by a $1,885,000 increase in EBITDA at our Metals Group, which increase reflected a $1,100,000 gain on the sale of assets held for sale in 2005.
     EBITDA from discontinued operations for the first nine months of 2005 was $1,116,000, which resulted from a write-up in the carrying value of assets held for sale of $542,000 and a gain of $568,000 on the sale of assets, compared to negative $1,894,000 for the first nine months of 2004, which included an asset impairment charge of $928,000.
     Net cash provided by our operating activities during the first nine months of 2005 totaled $6,009,000, compared to $4,394,000 for the first nine months of 2004. For more information about the net cash provided by our operating activities, please refer to the consolidated statements of cash flows in Part I, Item 1, and to our discussion of operating activities under the caption “Liquidity and Capital Resources” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the nine-month periods ended September 30, 2005 and 2004.
     Rubber Group
     The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.
     Delphi Corporation is the Rubber Group’s largest customer. Net sales to Delphi of connector seals for automotive wire harnesses totaled $19,802,000 and $20,227,000, during 2004 and 2003, respectively. During 2004, Delphi advised us that it planned to in-source, during 2005, approximately 36 high-volume connector seals that were then being produced by our connector seals division. In November 2004, Delphi and our connector seals division entered into an agreement, pursuant to which Delphi agreed to purchase from the division 100% of its requirements through December 31, 2009, for all connector seals not scheduled to be in-sourced and 100% of its requirements, through various dates in 2005, for the connector seals scheduled to be in-sourced. Pursuant to the agreement, our connector seals division received price increases effective January 1, 2005, on the connector seals covered by the new agreement, which offset a substantial portion of the profit lost due to the in-sourcing. We have restructured the operations of our connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of our connector seals division included, among other things, the closing of its LaGrange, Georgia, manufacturing facility and the consolidation of all connector seal manufacturing at its facility in Vienna, Ohio. We estimate that during the first nine months of 2005, the net effect of the Delphi in-sourcing and the price increases on the remaining connector seals reduced net sales by approximately $3,370,000, but had a negligible effect on income from operations. If the balance of the in-sourcing program had been completed by Delphi on January 1, 2005, we estimate that our net sales and income from operations for the first nine months of 2005 would have been further reduced by approximately $1,350,000 and $450,000, respectively.

     The following table sets forth the operating results of the Rubber Group for the nine-month periods ended September 30, 2005 and 2004, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended September 30
	2005		2004
Net sales	$65,982	100.0%	$78,346	100.0%
Cost of sales	57,538	87.2	66,723	85.2

Gross profit	8,444	12.8	11,623	14.8
Selling and administrative expenses	2,790	4.2	3,221	4.1

Income from operations	5,654	8.6	8,402	10.7
Add back: depreciation and amortization	5,453	8.3	5,163	6.6

EBITDA	$11,107	16.8%	$13,565	17.3%

During the first nine months of 2005, net sales decreased by $12,364,000, or 15.8%, compared to the first nine months of 2004. The decrease in net sales was primarily due to (1) the in-sourcing by Delphi of connector seals that were previously manufactured by us, (2) decreased net sales of connector seals and insulators for automotive ignition wire sets due to reduced demand from original equipment customers, (3) reduced net sales of insulators from aftermarket customers, (4) reduced net sales of medical components, and (5) contractual price reductions, partially offset by price increases negotiated with Delphi and certain other customers.
Cost of sales as a percentage of net sales increased to 87.2% of net sales during the first nine months of 2005, compared to 85.2% of net sales during the first nine months of 2004, primarily due to (1) the effect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume, (2) expenses and production inefficiencies resulting from the relocation of tooling and equipment from our connector seals facility in LaGrange, Georgia, to our connector seals facility in Vienna, Ohio, and
(3) increased operating losses at our captive tool making facility, due to a reduction in new tool orders; these negative factors were offset, in part, by increased selling prices on Delphi components.
Selling and administrative expenses as a percentage of net sales increased to 4.2% of net sales during the first nine months of 2005, compared to 4.1% of net sales during the first nine months of 2004, primarily because certain of our selling and administrative expenses are fixed, or partially fixed, in nature.
During the first nine months of 2005, income from operations totaled $5,654,000, a decrease of $2,748,000, or 32.7%, compared to the first nine months of 2004. EBITDA for the first nine months of 2005 was $11,107,000, or 16.8% of net sales, compared to $13,565,000, or 17.3% of net sales, for the first nine months of 2004.

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
     The Metals Group machines components from aluminum, brass, and steel bars, primarily for automotive customers. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.
     The following table sets forth the operating results of the Metals Group for the nine-month periods ended September 30, 2005 and 2004, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended September 30
	2005		2004
Net sales	$9,098	100.0%	$7,615	100.0%
Cost of sales	9,701	106.6	9,182	120.6

Gross loss	(603)	(6.6)	(1,567)	(20.6)
Selling and administrative expenses	511	5.6	565	7.4
Gain on sale of assets held for sale	1,100	12.1	—	—

Loss from operations	(14)	(0.2)	(2,132)	(28.0)
Add back: depreciation and amortization	888	9.8	1,121	14.7

EBITDA (negative EBITDA)	$874	9.6%	$(1,011)	(13.3)%

     During the nine months of 2005, net sales increased by $1,483,000, or 19.5%, compared to the first nine months of 2004. The increase in net sales resulted from the roll-out of new components previously awarded to us and increased sales of existing components.
     Cost of sales as a percentage of net sales decreased to 106.6% of net sales during the first nine months of 2005 from 120.6% of net sales during the first nine months of 2004, primarily because of (1) reduced scrap and improved operating efficiencies on new components that we began producing during the fourth quarter of 2003 and the first quarter of 2004, (2) increased selling prices on certain components to compensate us for earlier increases in metal prices, (3) the effect of increased sales volume on fixed, or partially fixed, manufacturing expenses, and (4) lower depreciation expense.
     During the first nine months of 2005 and 2004, the Metals Group’s operating results included losses from operations of $87,000 and $270,000, respectively, at our idle facility in Casa Grande, Arizona, primarily to maintain, insure, protect, and depreciate the facility.

     Selling and administrative expenses decreased by $54,000 during 2005 compared to 2004, primarily because of a reduction in legal fees.
     In May 2005, we sold our land and building in Casa Grande, Arizona, and received net proceeds of $2,636,000. We recorded a pre-tax gain on the sale of $1,100,000 during the second quarter of 2005.
     During the first nine months of 2005, the loss from operations was $14,000, compared to a loss from operations of $2,132,000 during the first nine months of 2004. Excluding the gain on the sale of assets held for sale, the loss from operations for the first nine months of 2005 was $1,114,000.
     EBITDA for the first nine months of 2005 was positive $874,000 compared to negative $1,011,000 for the first nine months of 2004. Excluding the gain on the sale of assets held for sale, EBITDA for the first nine months of 2005 was negative $226,000.
     Discontinued Operations
     In September 2004, we committed to a plan to discontinue the operations of our die casting division and initiated a program to sell it. On August 2, 2005, we sold substantially all of the die casting division’s equipment and remaining inventory and certain other assets for $2,652,000 and recorded a pretax gain of $568,000. As a result of the sale and in accordance with the provisions of FAS 144, during the second quarter of 2005, we increased the fair value of the die casting equipment by $542,000, which equaled the previously recognized equipment impairment charge recorded when the die casting division was reclassified as discontinued operations. The increase in fair value is included in income from operations of discontinued operations for the nine-month period ended September 30, 2005.
     During the nine-month period ended September 30, 2005, we recorded a $365,000 provision for the projected cost of certain environmental remediation at the die casting division’s manufacturing facility. The provision is included in cost of sales of discontinued operations.

     The following table summarizes the operating results of the die casting division for the nine-month periods ended September 30, 2005 and 2004 (dollar amounts in thousands):

	Nine Months Ended
	September 30
	2005	2004
Net sales	$3,374	$5,940

Loss from operations before asset impairment charge, increase in carrying value of assets held for sale, and gain on sale of assets	$(13)	$(1,533)
Impairment of long-lived assets	—	(928)
Increase in carrying value of assets held for sale	542
Gain on sale of assets	568	—

Income (loss) from discontinued operations	1,097	(2,461)
Allocated interest expense	(225)	(180)

Income (loss) from discontinued operations before income Taxes	872	(2,641)
Income tax provision	—	—

Income (loss) from discontinued operations	872	(2,641)
Add back: depreciation and amortization	19	567
Add back: allocated interest expense	225	180

EBITDA (negative EBITDA)	$1,116	$(1,894)

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

     The following table sets forth the operating results of the Corporate Office for the nine-month periods ended September 30, 2005 and 2004, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended
	September 30
	2005	2004
Loss from operations	$(1,767)	$(1,968)
Add back: depreciation and amortization (1)	8	31

Negative EBITDA	$(1,759)	$(1,937)

(1)	Excludes amortization of deferred financing expenses, which totaled $963,000 and $809,000 during the first nine months of 2005 and 2004, respectively, and which is included in interest expense in the consolidated financial statements.
     Corporate Office expenses decreased by $201,000 in 2005, primarily because of lower management compensation, corporate officer and director liability insurance expense, and rent.
     Interest Expense
     During the first nine months of 2005 and 2004, interest expense (excluding interest expense allocated to our discontinued operation of $225,000 and $180,000, respectively) totaled $6,888,000 and $6,420,000, respectively, which included amortization of deferred financing expenses of $963,000 and $809,000, respectively. Interest expense for the first nine months of 2005 increased due to higher rates of interest on our floating rate indebtedness.
     Income Tax Provision
     At September 30, 2005, and December 31, 2004, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the nine-month periods ended September 30, 2005 and 2004, consisted primarily of state income taxes.
Liquidity and Capital Resources
     Operating Activities
     During the first nine months of 2005, operating activities of our continuing operations provided net cash of $6,009,000. Accounts receivable decreased by $2,093,000 during the first nine months of 2005, primarily due to a shortening of the payment terms extended to our largest customer, Delphi Corporation. Inventories decreased by $1,035,000, primarily because we completed the wind-down of operations at our LaGrange, Georgia, facility. Prepaid expenses and other current assets decreased by $460,000, primarily due to the receipt of funds previously deposited with an insurance carrier. Net cash provided by operating activities of our discontinued operations totaled $1,329,000.

     Investing Activities
     During the first nine months of 2005, investing activities of our continuing operations used net cash of $714,000. Capital expenditures during the first nine months of 2005 attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $2,690,000, $194,000, and $3,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $3,104,000, $343,000, and $3,000, respectively, for the year ending December 31, 2005. At September 30, 2005, we had outstanding commitments to purchase equipment of approximately $50,000. In May 2005, we sold our land and building in Casa Grande, Arizona, and received net proceeds of $2,636,000. During the first nine months of 2005, net cash provided by investing activities of discontinued operations totaled $2,360,000, which resulted from the sale of substantially all of the die casting division’s equipment and remaining inventory and certain other assets on August 2, 2005, for $2,652,000.
     Financing Activities
     During the first nine months of 2005, our financing activities used $8,980,000 of cash.
     During the first nine months of 2005, we made $2,262,000 of scheduled payments on our equipment term loans and real estate term loan and $6,260,000 of cash interest payments and paid $228,000 of financing expenses related to new debt and modifications of existing debt that were capitalized. In addition, we used proceeds from the sale of facilities and equipment to reduce the outstanding balances on our secured term loans as follows:
•	Net proceeds of $2,636,000 received from the sale of our facility in Casa Grande, Arizona, in May 2005, were applied to reduce the outstanding balance on our real estate term loan; and

•	$888,000 of the net proceeds of $2,362,000 received from the sale of assets of the die casting division on August 2, 2005, were used to reduce the outstanding balance on our equipment term loans.
     On January 27, 2005, we entered into amendments to the loan agreements governing our equipment term loans, our real estate term loan, and our revolving line of credit. Pursuant to the amendments, we borrowed an additional $1,500,000 under our equipment loan agreements and effected certain other changes to our loan agreements, including a reduction in the maximum availability permitted under our revolving line of credit from $23,500,000 to $20,000,000.
     Liquidity
     We operate with substantial financial leverage and limited liquidity. Our aggregate indebtedness as of September 30, 2005, totaled $69,553,000. During the remaining three months of 2005, cash interest payments and scheduled principal payments are projected to be approximately $2,000,000 and $936,000, respectively.
     We finance our operations with cash from operating activities and a variety of financing arrangements, including equipment term loans, a real estate term loan, and loans under a revolving line of credit, which we refer to collectively as our secured loans.

     The loans outstanding under the revolving line of credit are limited to (a) the lesser of $20,000,000 or 88% of eligible accounts receivable plus 65% of eligible inventories, less (b) outstanding letters of credit and any reserves established by the lender. At September 30, 2005, our availability under the revolving line of credit was reduced by a reserve of $1,000,000. The reserve was eliminated on November 1, 2005. As a condition to the real estate lender’s consent to eliminate the $1,000,000 reserve, we agreed to pay $162,000 of the real estate lender’s annual fee of $216,000 due on December 18, 2005, on or before November 30, 2005, with the balance due on March 31, 2006, unless the real estate term loan has been repaid on or before that date. The revolving line of credit requires that our cash receipts be automatically used to reduce loans outstanding under the revolving line of credit on a daily basis, by means of a lock-box sweep arrangement, and the lender has the ability to modify certain terms of the revolving line of credit without our approval. The revolving line of credit is currently scheduled to expire on June 30, 2006. At September 30, 2005, and December 31, 2004, the aggregate principal amount of loans outstanding under the revolving line of credit was $11,167,000 and $14,509,000, respectively. At September 30, 2005, and December 31, 2004, net availability under the revolving line of credit totaled $1,395,000 and $1,224,000, respectively. At November 10, 2005, net availability under the revolving line of credit totaled $771,000.
     The unpaid balances of our equipment term loans and our real estate term loan are payable on June 30, 2006, unless the revolving line of credit is extended beyond its June 30, 2006, expiration date. As a result, we have classified the equipment terms loans and the real estate term loan as current liabilities in our September 30, 2005, consolidated balance sheet.
     We had a net working capital deficit of $19,567,000 at September 30, 2005, compared to a net working capital deficit of $6,912,000 at December 31, 2004. The net working capital deficit increased primarily because of the June 30, 2006, maturity date of the secured term loans.
     The revolving line of credit and the equipment term loans are secured by first priority liens on substantially all of our assets other than real estate. The real estate term loan is secured by first priority liens on all of our real estate and second priority liens on substantially all of our other assets. All of our secured loans contain cross-default provisions.
     Loans under the revolving line of credit bear interest at the prime rate plus 1% or LIBOR plus 3 1/4%, at our option. The equipment term loans bear interest at the prime rate plus 4 3/4%. The real estate term loan bears interest at the prime rate plus 5%, subject to a minimum rate of 9 1/4%, and requires us to pay an annual fee of $216,000.
     In May 2005, we sold our land and building in Casa Grande, Arizona, which was categorized at December 31, 2004, as an asset held for sale but not discontinued operations. We received net proceeds of $2,636,000, which were applied to reduce the real estate term loan.
     On August 2, 2005, we sold substantially all of the die casting division’s equipment and remaining inventory and certain other assets for $2,452,000 in cash and a 10% unsecured promissory note in the principal amount of $200,000, payable on April 30, 2008. We used $888,000 of the net proceeds to reduce our equipment term loans and the balance to reduce the loans outstanding under our revolving line of credit, and used a significant portion of our increased availability to reduce past-due accounts payable.
     On October 28, 2005, we sold our land and building in LaGrange, Georgia, and received net proceeds of $1,882,000, which were applied to reduce our real estate term loan.

     On November 1, 2005, we made quarterly interest payments aggregating $1,037,000 on our subordinated debt.
     The agreements governing our secured loans contain financial covenants that require us to maintain specified financial ratios as of the end of specified periods, including minimum levels of fixed charge coverage, net worth, and EBITDA, and a maximum ratio of secured debt to EBITDA.
     From time to time, our secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. Effective January 27, 2005, our secured lenders amended financial covenants related to minimum fixed charge coverage, consolidated EBITDA, Rubber Group EBITDA, and maximum leverage ratio. Effective June 30, 2005, our secured lenders waived and amended financial covenants related to minimum fixed charge coverage, consolidated EBITDA, Rubber Group EBITDA, and maximum leverage ratio. Effective September 30, 2005, our secured lenders amended financial covenants related to minimum fixed charge coverage, net worth, consolidated EBITDA, Rubber Group EBITDA, and maximum leverage ratio. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.
     The financial covenants, which are set forth in detail in the financing documents, are summarized below as in effect on the date of this Form 10-Q:
•	Fixed Charge Coverage Ratio. The fixed charge coverage ratio is calculated by dividing consolidated EBITDA, less unfinanced capital expenditures, by specified fixed charges and is required to be not less than 0.65 for the twelve-month period ended September 30, 2005, and for the twelve-month period ending on the last day of each calendar quarter thereafter. At September 30, 2005, our fixed charge coverage ratio, as defined in the financing documents, was 0.74.

•	Net Worth. Stockholders’ deficit, plus specified non-cash write-offs, must not be less than negative $17,000,000 at September 30, 2005, and not less than negative $18,500,000 at each month-end thereafter. At September 30, 2005, our net worth, as defined in the financing documents, was negative $16,066,000.

•	Consolidated EBITDA. Consolidated EBITDA must be not less than $11,000,000 for the twelve-month period ended September 30, 2005, and for each twelve-month period ending on the last day of each month thereafter. For the twelve-month period ended September 30, 2005, our consolidated EBITDA, as defined in the financing documents, was $11,882,000.

•	Rubber Group EBITDA. Rubber Group EBITDA must not be less than $11,000,000 for the twelve-month period ended September 30, 2005, and for each twelve month period ending on the last day of each calendar quarter thereafter. For the twelve-month period ended September 30, 2005, our Rubber Group EBITDA, as defined in the financing documents, was $12,092,000.

•	Leverage Ratio. The ratio of secured debt, plus outstanding letters of credit, to consolidated EBITDA must not exceed 2.75 for the twelve-month period ended September 30, 2005, and for each twelve-month period ending on the last day of each month thereafter. At September 30, 2005, our leverage ratio, as defined in the financing documents, was 2.48.
     The secured loan agreements contain covenants that limit our unfinanced capital expenditures to $6,250,000 per annum and limit the amount of new secured financing we can incur for the purchase of plant and equipment to $2,500,000 per annum. We currently believe that this provision will not limit our planned capital expenditures during 2005. The secured loan agreements contain other covenants that place restrictions on our business and operations, including limitations on the sale of all or substantially all of our assets, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
     A number of factors may affect our ability to continue to comply with all of our loan covenants, including our ability to improve operations and the possible occurrence of any of the risks and uncertainties listed in the section captioned “Overview” in this Item 2, the occurrence of any of which may cause our actual results or performance to be materially different from our projected results. As a result, we cannot assure you that we will remain in compliance with our financial covenants throughout 2005 or beyond.
     Based on our most recent forecast, we believe that, during the remainder of 2005, we may require new borrowings (in addition to normal borrowings under our revolving line of credit) to meet our working capital and debt service requirements, to further reduce our past-due accounts payable, and to fund planned capital expenditures. We are currently discussing a refinancing of our secured term loans with our existing lenders and with new lenders with the goal of generating additional funding, reducing the aggregate amount of monthly principal payments, and extending the maturity date beyond June 30, 2006. If our discussions do not result in a successful refinancing and if our cash flow from operations or availability under our existing financing arrangements fall below expectations, we may be forced to delay certain capital expenditures, reduce certain operating expenses, extend certain trade accounts payable, or consider other alternatives designed to improve our liquidity. Some of these actions could have a material adverse effect on our business. Our business, financial position, results of operations, and liquidity could also be materially adversely affected if any of our large customers experience financial difficulties that cause them to delay or fail to make payments for goods sold to them or if our secured lenders reduce the amounts they are willing to lend against our receivables from any of those customers.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.
     At September 30, 2005, we had $27,130,000 of outstanding floating rate debt at interest rates equal to either LIBOR plus 3 1/4%, the prime rate plus 1%, the prime rate plus 4 3/4%, or the prime rate plus 5%. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.
     At September 30, 2005, we had outstanding $42,423,000 of fixed-rate debt with a weighted-average interest rate of 12.2%, of which $25,000 had matured.

     We currently estimate that our monthly cash interest expense during the remainder of 2005 will be approximately $660,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $21,000. For further information about our indebtedness, we recommend that you also read Note 4, “Debt,” to our consolidated financial statements in Part I, Item 1.
Item 4. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our Principal Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. We also reviewed our internal controls and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 6. EXHIBITS
     The following exhibits are filed herewith:

10-1	Amendment Agreement dated as of September 30, 2005, between Lexington Precision Corporation (LPC) and Wachovia Bank, National Association

10-2	Amendment Agreement dated as of September 30, 2005, between LPC and Ableco Finance LLC

10-3	Amendment Agreement dated as of November 3, 2005, between LPC and Wachovia Bank, National Association

31-1	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LEXINGTON PRECISION CORPORATION
FORM 10-Q
September 30, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION
(Registrant)

November 14, 2005	By: /s/ Michael A. Lubin
Date	Michael A. Lubin
Chairman of the Board

November 14, 2005	By: /s/ Warren Delano
Date	Warren Delano
President

November 14, 2005	By: /s/ Dennis J. Welhouse
Date	Dennis J. Welhouse
Senior Vice President and
Chief Financial Officer