Form 10-K
period 2005-12-31
LEXINGTON PRECISION CORP
filed 2006-03-31
CIK 12570

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005

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
                                (TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in rule 405 of the Securities Act: Yes       No   X
                                               -----    -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes       No   X
                                                        -----    -----

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark if the registrant is a non-accelerated filer (as defined
in rule 12b-2 of the Act). Yes   X   No
                               -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

The aggregate market value of the registrant's common stock, $0.25 par value per share, held by non-affiliates of the registrant, as of June 30, 2006, was approximately $1,081,000.

The number of shares of common stock outstanding as of March 17, 2006, was 4,981,767.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be issued in connection with its 2006 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.

================================================================================

                         LEXINGTON PRECISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.    Business......................................................     1
Item 1A.   Risk Factors..................................................     5
Item 2.    Properties....................................................     8
Item 3.    Legal Proceedings.............................................     8
Item 4.    Submission of Matters to a Vote of Security Holders...........     8

PART II
Item 5.    Market for Our Common Stock and Other Stockholder Matters.....     9
Item 6.    Selected Financial Data.......................................    10
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    12
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....    29
Item 8.    Financial Statements and Supplementary Data...................    31
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................    64
Item 9A.   Controls and Procedures.......................................    64
Item 9B.   Other Information.............................................    64

PART III
Item 10.   Directors and Executive Officers of the Registrant............    65
Item 11.   Executive Compensation........................................    65
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters....................    65
Item 13.   Certain Relationships and Related Transactions................    65
Item 14.   Principal Accountant Fees and Services........................    65

PART IV
Item 15.   Financial Statements, Financial Statement Schedules, Exhibits,
           and Reports on Form 8-K.......................................    66

                                     PART I

ITEM 1. BUSINESS

     Our company was incorporated in Delaware in 1966. Substantially all of our business is conducted in the continental United States. Through our two operating segments, the Rubber Group and the Metals Group, we manufacture rubber and metal components that are sold to other manufacturers.

     In 2005, net sales of the Rubber Group totaled $84,884,000, or 87.7% of our consolidated net sales. The Rubber Group manufactures connector seals used in automotive wiring systems and insulators used in automotive ignition wire sets. We believe that we are the leading manufacturer of these types of components in North America. During 2005, sales to automotive customers represented 86.8% of the total net sales of the Rubber Group. The Rubber Group also manufactures molded rubber components used in a variety of medical devices, such as intravenous feeding systems and syringes.

     In 2005, net sales from continuing operations of the Metals Group totaled $11,958,000, or 12.3% of our consolidated net sales. The Metals Group manufactures machined components from aluminum, brass, and steel bars. During 2005, sales to automotive customers represented 82.4% of the total net sales of the Metals Group.

     Financial data and other information about our operating segments can be found in Note 8, "Segments," in the notes to our consolidated financial statements in Part II, Item 8.

DISCONTINUED OPERATIONS

     During the third quarter of 2004, we committed to a plan to discontinue the operations of the die casting division, which had been one of two operating units within our Metals Group segment. During 2005, we sold or liquidated all of the assets of the division except its land and buildings. In this Form 10-K, the die casting division is reported as discontinued operations. For more information about the closing of the die casting division, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, and to Note 13, "Discontinued Operations," in the notes to our consolidated financial statements in Part II, Item 8. Unless otherwise indicated, the data set forth in this Form 10-K relates solely to our continuing operations.

PRINCIPAL END-USES FOR OUR PRODUCTS

     The following table summarizes our net sales during 2005, 2004, and 2003, by the type of product in which our components were utilized (dollar amounts in thousands):

                                        YEARS ENDED DECEMBER 31
                         -----------------------------------------------------
                               2005              2004               2003
                         ---------------   ----------------   ----------------
Automobiles and trucks   $83,577    86.3%  $ 97,902    88.7%  $ 97,146    85.8%
Medical devices            9,989    10.3     10,568     9.6     12,334    10.9
Other                      3,276     3.4      1,883     1.7      3,751     3.3
                         -------   -----   --------   -----   --------   -----
                         $96,842   100.0%  $110,353   100.0%  $113,231   100.0%
                         =======   =====   ========   =====   ========   =====

     The following table summarizes net sales of the Rubber Group and the Metals Group during 2005, 2004, and 2003, by the type of product in which each segment's components were utilized (dollar amounts in thousands):

                                           YEARS ENDED DECEMBER 31
                            ----------------------------------------------------
                                  2005              2004              2003
                            ---------------   ---------------   ----------------
Rubber Group:
   Automobiles and trucks   $73,721    86.8%  $88,764    89.2%  $ 89,642    86.8%
   Medical devices            9,989    11.8    10,568    10.6     12,334    11.9
   Other                      1,174     1.4       233     0.2      1,267     1.3
                            -------   -----   -------   -----   --------   -----
                            $84,884   100.0%  $99,565   100.0%  $103,243   100.0%
                            =======   =====   =======   =====   ========   =====
Metals Group:
   Automobiles and trucks   $ 9,856    82.4%  $ 9,138    84.7%  $  7,504    75.1%
   Industrial equipment         699     5.8       313     2.9        428     4.3
   Other                      1,403    11.8     1,337    12.4      2,056    20.6
                            -------   -----   -------   -----   --------   -----
                            $11,958   100.0%  $10,788   100.0%  $  9,988   100.0%
                            =======   =====   =======   =====   ========   =====

MAJOR CUSTOMERS

     Our largest customer is Delphi Corporation. During 2005, 2004, and 2003, our net sales to Delphi totaled $17,426,000, $23,413,000, and $24,591,000, which represented 18.0%, 21.2%, and 21.7%, respectively, of our consolidated net sales and 20.5%, 23.5%, and 23.8%, respectively, of the Rubber Group's net sales. During 2005, 63.0% of the products we sold to Delphi were covered by a supply contract that expires on December 31, 2009, and 6.2% were covered by a supply agreement that expires on December 31, 2008. For more information about our business relationship with Delphi, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. During 2005, 2004, and 2003, net sales to General Cable Corporation totaled $10,971,000, $11,636,000, $11,802,000, which represented 11.3%, 10.5%, and
10.4%, respectively, of our consolidated net sales and 12.9%, 11.7%, and 11.4%, respectively, of the Rubber Group's net sales. No other customer accounted for more than 10% of our consolidated net sales during 2005, 2004, or 2003. Loss of a significant amount of business from Delphi, General Cable, or any of our other large customers could have a material adverse effect on our results of operations and financial condition if that business were not replaced by additional business from existing or new customers.

     In October 2005, Delphi filed for protection from its creditors under chapter 11 of the federal bankruptcy code. The unpaid pre-petition accounts receivable from Delphi total approximately $300,000. We believe that substantially all of these claims qualify as reclamation claims that should be accorded priority ahead of general unsecured pre-petition claims. We believe that our reserve for uncollectible accounts receivable is adequate; however, our results of operations and financial condition could be materially adversely affected if any of our other large customers experience financial difficulties that cause them to delay, or fail to make, payments for goods sold to them.

MARKETING AND SALES

     Our marketing and sales effort is carried out by management personnel and account managers.

RAW MATERIALS

     Our principal raw materials are silicone and organic rubber compounds and aluminum, brass, and steel bars. We generally have had access to adequate quantities of each of our principal raw materials from a number of suppliers. Over the past two years, we have experienced tightening supplies and increasing prices for most of our principal raw materials. There may be further increases in the prices of these commodities.

     We have generally been successful in passing through to our customers increases in the prices of raw materials although price increases to our customers have typically lagged behind the price increases from our suppliers. We attempt to minimize the effect of price increases in raw materials by seeking other sources of supply, substituting alternative materials, and reformulating compounds.

     To date, we have not experienced any disruption in our production as a result of raw material shortages; however, we cannot assure you that we will not experience such disruptions in the future.

PATENTS AND TRADEMARKS

     We do not currently hold any patents, trademarks, or licenses that we consider to be material to the successful operation of our business.

SEASONAL VARIATIONS

     Our business generally is not subject to significant seasonal variation; however, we generally experience decreased sales during the third calendar quarter of each year due to shutdowns of our customers' plants in July as a result of vacations and model-year changeovers and during the fourth calendar quarter of each year due to shutdowns of our customers' plants for vacations and holidays in December.

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

COMPETITION

     The markets we compete in are characterized by intense price competition and increasing customer requirements for quality and service. We compete for business primarily on the basis of quality, service, engineering capability, and price. We encounter substantial competition from a large number of domestic and foreign-based manufacturing companies. Our competitors range from small and medium-sized specialized firms to large diversified companies, many of which have resources substantially greater than ours. Additionally, some of our customers have internal manufacturing operations that compete with us.

RESEARCH AND DEVELOPMENT

     During 2005, 2004, and 2003, we spent approximately $931,000, $991,000, and
$1,168,000, respectively, on our research and development activities, which are primarily related to improving our manufacturing processes in order to reduce the cost and increase the quality of our products.

PRODUCT LIABILITY RISKS

     We are subject to potential product liability risks inherent in the manufacture and sale of components. Although there currently are no product liability claims against us, we cannot assure you that any future claims will not have a material adverse effect upon our results of operations or financial condition. Although we maintain insurance coverage for product liability, we cannot assure you that, in the event of a claim, the insurance coverage would apply or that, in the event of an award arising out of a claim, the amount of any applicable insurance coverage would be sufficient to satisfy the award.

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

EMPLOYEES

     We believe that our employee relations are generally good. The following table shows the number of employees at December 31, 2005, 2004, and 2003.

                                                DECEMBER 31
                                           --------------------
                                           2005    2004    2003
                                           ----   -----   -----
                 Rubber Group               685    863      904
                 Metals Group               107    108       98
                 Corporate Office             5      7        8
                                            ---    ---    -----
                                            797    978    1,010
                                            ===    ===    =====

     At December 31, 2005, 2004 and 2003, employees at the Rubber Group included 321, 340, and 322 hourly workers at two plant locations that were subject to collective bargaining agreements, which expire on October 21, 2007, and December 11, 2008, respectively.

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

     We do not make available through a website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, or any amendments to those reports. We will furnish free of charge, upon written request to our President at 40 East 52nd Street, New York, NY 10022, a paper copy of the reports that we file with the Securities and Exchange Commission

(the "Commission"). The reports have been filed electronically with the Commission and are accessible on the Commission's website at www.sec.gov.

ITEM 1A. RISK FACTORS

FAILURE TO REFINANCE OUR DEBT MAY RESULT IN OUR REORGANIZATION.

     Our revolving line of credit matures on June 30, 2006, and it will automatically be extended for one year unless we are notified by the lender at least 60 days prior to June 30, 2006, that the line of credit will not be extended. If the line of credit is not extended, the equipment term loans and the real estate term loan, which have maturity dates of June 30, 2007, will instead mature on June 30, 2006.

     We have received proposals from a number of lenders, including our existing lenders, for new secured financing to replace our existing secured loans. We have chosen to move forward with two new, prospective lenders who are completing their due diligence investigation and preparing documentation relating to the proposed refinancing. Accordingly, the prospective lenders have not yet provided us with binding commitments for the proposed refinancing. Although we cannot assure you that we will be able to complete a refinancing of our secured loans, we believe that we will be able to refinance our secured loans on or before June 30, 2006. If we are unable to complete the refinancing of our secured loans on or before June 30, 2006, we may be forced to seek relief from our creditors under chapter 11 of the federal bankruptcy code.

WE ARE DEPENDENT ON A FEW MAJOR CUSTOMERS.

     In 2005, the three largest customers of the Rubber Group, accounted for 42.9% of the Rubber Group's net sales, and the three largest customers of the Metals Group accounted for 61.1% of the Metals Group's net sales. Loss of a significant amount of business from any of our large customers would have a material adverse effect on our results of operations and financial condition if such business were not substantially replaced by additional business from existing or new customers. Additionally, our results of operations and financial condition could be materially adversely affected if any of our large customers experience financial difficulties that cause them to delay, or fail to make, payments for goods sold to them.

WE ARE HIGHLY DEPENDENT ON THE AUTOMOTIVE INDUSTRY.

     Net sales to customers in the automotive industry represented approximately 86.3%, 88.7%, and 85.8% of our consolidated net sales in 2005, 2004, and 2003, respectively. Approximately 48.9% of our net sales in 2005 were to companies that supply electrical wiring and ignition systems to manufacturers of new cars and trucks. Sales to these customers are highly sensitive to the rate of sales of new vehicles. A decline in new vehicle sales could have an adverse effect on our results of operations and financial condition.

WE ENCOUNTER SIGNIFICANT COMPETITION.

     The markets we compete in are characterized by intense price competition and increasing customer requirements for quality and service. We compete for business primarily on the basis of quality, service, engineering capability, and price. We encounter substantial competition from a large number of domestic and foreign-based manufacturing companies. Our competitors range from small and medium-sized specialized firms to large diversified companies, many of which have resources substantially greater than ours. Additionally, some of our customers have internal manufacturing operations that compete with us.

OUR HIGH LEVEL OF DEBT MAY ADVERSELY AFFECT OUR FINANCIAL AND OPERATING FLEXIBILITY.

     Because we have substantial borrowings for a company our size and because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than it would have upon a company of the same size that has less debt.

WE MAY NOT BE ABLE TO COMPLY WITH OUR FINANCIAL COVENANTS.

     We cannot assure you that we will be able to remain in compliance with our financial covenants during 2006 or beyond. A number of factors may affect our ability to comply with all of our loan covenants, including our ability to continue to improve operations and the possible occurrence of any of the risks and uncertainties set forth under this Item 1A, the occurrence of any of which may cause our actual results or performance to be materially different from our projected results. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately, which could force us to seek relief from our creditors under chapter 11 of the federal bankruptcy code.

PART OF OUR LABOR FORCE IS UNIONIZED.

     At December 31, 2005, employees at the Rubber Group included a total of 321 hourly workers at two plant locations that were subject to collective bargaining agreements, which expire on October 21, 2007, and December 11, 2008, respectively. We cannot assure you that our existing union contracts will be successfully renegotiated upon their expirations. If we were to experience a strike or work slowdown, it would have a material adverse effect on our results of operations and financial condition.

WE ARE SUBJECT TO LABOR INTERRUPTIONS AT MAJOR CUSTOMERS.

     Delphi Corporation and the three largest domestic automobile manufacturers have union contracts with various unions. Strikes or work slowdowns at Delphi or at any of the three largest domestic automobile manufacturers could have a material adverse effect on our results of operations and financial condition.

WE ARE VULNERABLE TO FLUCTUATIONS IN THE COST AND SUPPLY OF RAW MATERIALS.

     We purchase raw materials from various suppliers. While all of our raw materials are available from a number of suppliers, commodity raw materials are subject to fluctuations in price. Because raw materials in the aggregate constitute approximately 36% of our cost of goods sold, these fluctuations could have a material adverse effect on our results of operations. We have generally been successful in passing through to our customers increases in the prices of raw materials although price increases to our customers have typically lagged behind the price increases from our suppliers. We attempt to minimize the effect of price increases in raw materials by seeking other sources of supply, substituting alternative materials, and reformulating compounds.

     To date, we have not experienced any disruption in our production as a result of raw material shortages; however, we cannot assure you that we will not experience such disruptions in the future.

WE ARE SUBJECT TO NUMEROUS ENVIRONMENTAL LAWS AND REGULATIONS.

     Our past and present business operations and our ownership and operation of real property are subject to extensive and changing environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes, including solid and hazardous wastes, and the protection of the environment. Some of our existing and former locations use and have used substances and generate or have generated or disposed of wastes that are or may be considered hazardous or otherwise are subject to applicable environmental requirements. In addition, we utilize storage tanks and bulk containers for petrochemicals and other substances at our facilities. Based on our experience to date, we do not expect environmental claims or the costs of compliance with federal, state, and local, environmental laws and regulations to have a material impact on our capital expenditures, operating results, or financial condition. We cannot assure you, however, that the discovery of presently unknown environmental conditions, changes in environmental laws and regulations or their interpretation, or other unanticipated events will not give rise to expenditures or liabilities that may have a material adverse effect on our results of operations and financial condition.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND LITIGATION.

     Our business exposes us to potential product liability litigation that is inherent to the manufacture, marketing, and use of the components that we produce. Many of the components manufactured and sold by us are designed to be used for long periods of time. Component failures, manufacturing flaws, design defects, or inadequate disclosure of product-related risks with respect to our components or the products in which they are incorporated could result in product failure or an unsafe condition or injury to, or death of, consumers. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, our components or the products in which they are incorporated. We cannot assure you that the product liability insurance maintained by us would be available or sufficient to satisfy all claims against us or that we will be able to obtain insurance in the future at satisfactory rates, in adequate amounts, or at all. Future product liability claims, regardless of their ultimate outcome, or product recalls could result in costly litigation and could have a material adverse effect on our results of operations and financial condition and could damage our reputation and limit our ability to attract and retain customers.

WE ARE SUBJECT TO INTEREST RATE CHANGES.

     At December 31, 2005, we had $25,147,000 of outstanding floating rate debt at interest rates equal to either LIBOR plus 3 1/4%, the prime rate plus 1%, the prime rate plus 4 3/4%, or the prime rate plus 5%. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

ITEM 2. PROPERTIES

     The following table shows the locations and square footage of our manufacturing facilities at December 31, 2005:

                                                       SQUARE
                                                        FEET
                                                      -------
                  Rubber Group:
                     Jasper, Georgia                  100,000
                     North Canton, Ohio                42,000
                     Vienna, Ohio                      64,000
                     Rock Hill, South Carolina         61,000
                                                      -------
                     Total Rubber Group               267,000
                  Metals Group: Rochester, New York    60,000
                                                      -------
                     Total Company                    327,000
                                                      =======

     All of our facilities are encumbered by mortgages. All of our plants are general manufacturing facilities suitable for our operations. We believe that our facilities are adequate to meet our current operating needs.

     In May 2005, we sold our 64,000 square foot manufacturing facility in Casa Grande, Arizona, and received net proceeds of $2,636,000, and, in October 2005, we sold our 85,000 square foot manufacturing facility in LaGrange, Georgia, and received net proceeds of $1,882,000.

     We occupy, in the aggregate, 5,000 square feet of office space for corporate executive and administrative purposes. We lease an office in Cleveland, Ohio, and reimburse an affiliate for the cost of leasing an office in New York City.

     The manufacturing facility that was utilized by our discontinued die casting division is located in Lakewood, New York, has 93,000 square feet of space, and is available for sale. The facility is leased to a third party for $150,000 per annum. The lessee has an option to purchase the facility for $1,500,000. We also own a 10,000 square foot building in Lakewood, New York, that is vacant and available for sale.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. It is our policy to record accruals for claims and legal proceedings when we consider a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may in the future be a party are at various stages of completion. Although we cannot assure you as to the outcome of existing or potential litigation, we currently believe, based upon the information currently available to us, that the outcome of those actions will not have a material adverse effect upon our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND OTHER STOCKHOLDER MATTERS

     Our common stock is traded in the over-the-counter market. At March 17, 2006, there were approximately 724 holders of record of our common stock. Trading in shares of our common stock is limited. During 2005 and 2004, trading data for our stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD). The following table sets forth prices at which transactions in our common stock were reported on the OTC Bulletin Board. Additional trading data can be found at the NASD website, www.nasdaq.com.

                                          YEARS ENDED DECEMBER 31
                                       -----------------------------
                                            2005            2004
                                       -------------   -------------
                                        HIGH    LOW     HIGH    LOW
                                       -----   -----   -----   -----
                First quarter          $0.69   $0.35   $0.85   $0.61
                Second quarter         $0.85   $0.42   $0.74   $0.61
                Third quarter          $0.90   $0.72   $0.68   $0.36
                Fourth quarter         $0.79   $0.70   $0.70   $0.36

     We are not able to determine whether retail markups, markdowns, or commissions were included in the above prices. We believe that ten brokerage firms currently make a market in our common stock, although both bid and asked quotations may be limited.

     We have not paid dividends on our common stock since 1979, and we have no current plans to reinstate the payment of dividends. In addition, agreements defining the rights of the holders of our debt currently restrict us from paying cash dividends on our common stock. We are current in the payment of dividends on our $8 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"); however, we are in arrears with respect to the redemption of 2,700 shares of the Series B Preferred Stock for an aggregate redemption price of $540,000, representing the scheduled redemptions for 2000 through 2005.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information about our equity compensation plans as of December 31, 2005 (share amounts in thousands):

                                    NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE PRICE   NUMBER OF SECURITIES REMAINING
                                     ISSUED UPON EXERCISE OF               OF OUTSTANDING            AVAILABLE FOR FUTURE ISSUANCE
                                  OUTSTANDING OPTIONS, WARRANTS               OPTIONS,                 UNDER EQUITY COMPENSATION
                                            AND RIGHTS                  WARRANTS AND RIGHTS                      PLANS
                                  -----------------------------   -------------------------------   ------------------------------
Equity compensation plans
   approved by security holders                 --                              $NA                               400
Equity compensation plans not
   approved by security holders                 --                               NA                                --
                                               ---                              ---                               ---
   Total                                        --                              $NA                               400
                                               ===                              ===                               ===

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data, including the reconciliation of income or loss from continuing operations to earnings from continuing operations before interest, taxes, depreciation, amortization, and other non-operating items of income or expense ("EBITDA"), for each of the years in the five-year period ended December 31, 2005 (dollar amounts in thousands, except per share amounts). The financial data has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. This information is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II, Item 7, and our consolidated financial statements in Part II, Item 8.

                                                                  YEARS ENDED DECEMBER 31
                                                    ---------------------------------------------------
                                                      2005      2004       2003       2002       2001
                                                    -------   --------   --------   --------   --------
SUMMARY OF OPERATIONS:
   Net sales                                        $96,842   $110,353   $113,231   $112,363   $113,377
   Cost of sales                                     87,369     98,304     99,773     97,571     96,880
                                                    -------   --------   --------   --------   --------
         Gross profit                                 9,473     12,049     13,458     14,792     16,497
   Selling and administrative expenses                6,747      7,383      7,904      7,981      8,863
   Gain on sale of assets held for sale              (1,671)
   Impairment of goodwill                                --         --         47         --         --
   Impairment of long-lived assets                       --         --         --         --      2,047
   Plant closure costs                                   --         --         --        609         --
   Income from insurance company demutualization         --         --         --         --     (1,274)
                                                    -------   --------   --------   --------   --------
         Income from operations                       4,397      4,666      5,507      6,202      6,861
   Other income (expense):
      Interest expense                               (9,200)    (8,662)    (6,980)    (7,158)    (8,445)
      Gain on sale of securities                         --         --         --        248         --
      Gain on repurchase of debt                         77      8,598         --         --         --
                                                    -------   --------   --------   --------   --------
         Income (loss) from continuing operations
            before income tax                        (4,726)     4,602     (1,473)      (708)    (1,584)
   Income tax provision (benefit)                      (299)      (196)        76       (538)        80
                                                    -------   --------   --------   --------   --------
         Income (loss) from continuing operations    (4,427)     4,798     (1,549)      (170)    (1,664)
   Income (loss) from discontinued operations
      net of income taxes of $334 in 2005               644     (3,208)    (4,653)    (1,397)      (487)
   Cumulative effect of change in accounting
      principle                                          --         --       (247)        --         --
                                                    -------   --------   --------   --------   --------
         Net income (loss)                          $(3,783)  $  1,590   $ (6,449)  $ (1,567)  $ (2,151)
                                                    =======   ========   ========   ========   ========
   Net income (loss) per diluted common share       $ (0.77)  $   0.32   $  (1.36)  $  (0.32)  $  (0.45)
                                                    =======   ========   ========   ========   ========

                                                        (continued on next page)

                                                                   YEARS ENDED DECEMBER 31
                                                       -----------------------------------------------
                                                         2005       2004       2003       2002       2001
                                                       -------    -------    -------    -------    -------
OTHER DATA (CONTINUING OPERATIONS):
   Net cash provided by operating activities of
      continuing operations                            $ 7,142    $ 7,068    $13,470    $14,766    $15,915
                                                       =======    =======    =======    =======    =======
   Reconciliation of income (loss) from continuing
      operations to EBITDA from continuing
      operations:
         Income (loss) from continuing operations      $(4,427)   $ 4,798    $(1,549)   $  (170)   $(1,664)
         Adjustments:
            Depreciation and amortization included
               in income from continuing operations      8,374      8,444      8,955     10,247     11,583
            Gain on repurchase of debt                     (77)    (8,598)        --         --         --
            Interest expense                             9,200      8,662      6,980      7,158      8,445
            Gain on sale of securities                      --         --         --       (248)        --
            Income tax provision (benefit)                (299)      (196)        76       (538)        80
                                                       -------    -------    -------    -------    -------
         EBITDA from continuing operations (1)         $12,771    $13,110    $14,462    $16,449    $18,444
                                                       =======    =======    =======    =======    =======
   Capital expenditures (2)                            $ 3,330    $ 6,057    $ 5,686    $ 4,013    $ 5,420

                                                                        DECEMBER 31
                                                      ----------------------------------------------------
                                                        2005       2004       2003       2002       2001
                                                      --------   --------   --------   --------   --------
FINANCIAL POSITION (3):
   Current assets                                     $ 22,396   $ 28,907   $ 30,101   $ 32,991   $ 34,146
   Current liabilities                                  41,092     35,777     37,687    101,061    107,074
                                                      --------   --------   --------   --------   --------
      Net working capital deficit                     $(18,696)  $ (6,870)  $ (7,586)  $(68,070)  $(72,928)
                                                      ========   ========   ========   ========   ========
   Total assets                                       $ 62,343   $ 78,377   $ 83,687   $ 92,145   $ 99,877
   Long-term debt, excluding current portion          $ 41,545   $ 58,949   $ 63,681   $  1,117   $  2,000
   Total stockholders' deficit                        $(21,656)  $(17,875)  $(19,492)  $(13,199)  $(11,659)

(1) EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-K because this measure is used by investors, as well as our management, to evaluate the operating performance of our business, including its ability to incur and to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA is not the same definition of EBITDA used to calculate compliance with the financial covenants that are incorporated in our secured loan agreements and may not be the same as the definition of EBITDA used by other companies.

(2) Includes equipment purchased under capital leases and with seller-provided financing.

(3)  Data includes assets and liabilities of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Some of our statements in this Form 10-K are "forward-looking statements." Forward-looking statements usually can be identified by our use of words like "believes," "expects," "may," "will," "should," "anticipates," "estimates," "projects," or the negative thereof. They may be used when we discuss strategy, which typically involves risk and uncertainty, and they generally are based upon projections and estimates rather than historical facts and events.

     Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:

          - increases and decreases in business awarded to us by our customers,

          - unanticipated price reductions for our products as a result of competition,

          -    changes in the cost of raw materials,

          -    strength or weakness in the North American automotive market,

          -    financial difficulties encountered by our customers,

          - the filing by one or more of our customers for protection under the federal bankruptcy code,

          -    changes in the competitive environment,

          -    changes in interest rates,

          - labor interruptions at our facilities or at our customers' facilities,

          -    unanticipated operating results,

          -    changes in economic conditions, and

          - our ability, or inability, to obtain financing on reasonable terms.

     For additional discussion about risks and uncertainties that may affect our business, please refer to "Risk Factors" in Part I, Item 1A.

     Our revolving line of credit matures on June 30, 2006, and it will automatically be extended for one year unless we are notified by the lender at least 60 days prior to June 30 that the line of credit will not be extended. If the line of credit is not extended, the equipment term loans and the real estate term loan, which have maturity dates of June 30, 2007, will instead mature on June 30, 2006.

     We have received proposals from a number of lenders, including our existing lenders, for new secured financing to replace our existing secured loans. We have chosen to move forward with two new, prospective lenders who are completing their due diligence investigation and preparing documentation relating to the proposed refinancing. Accordingly, the prospective lenders have not yet provided us with binding commitments for the proposed refinancing. Although we cannot assure you that we will be able to complete a refinancing of our secured loans, we believe that we will be able to refinance our secured loans on or before June 30, 2006. If we are unable to complete the refinancing of our secured loans on or before June 30, 2006, we may be forced to seek relief from our creditors under chapter 11 of the federal bankruptcy code.

     Because we have substantial borrowings for a company our size and because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than it would have upon a company of the same size that has less debt.

     Our results of operations for any particular period are not necessarily indicative of the results to be expected for any succeeding period. The use of forward-looking statements should not be regarded as a representation that any of the projections or estimates expressed in or implied by those forward-looking statements will be realized, and actual results may vary materially. We cannot assure you that any of the forward-looking statements contained herein will prove to be accurate. All forward-looking statements are expressly qualified by the discussion above.

RESULTS OF OPERATIONS -- COMPARISON OF 2005, 2004, AND 2003

     Unless otherwise indicated, the data set forth below in this Item 7 relate solely to our continuing operations.

     The following table sets forth our consolidated operating results for 2005, 2004, and 2003 and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization ("EBITDA") for those periods (dollar amounts in thousands):

                                                             YEARS ENDED DECEMBER 31
                                              -----------------------------------------------------
                                                    2005              2004               2003
                                              ---------------   ----------------   ----------------
Net sales                                     $96,842   100.0%  $110,353   100.0%  $113,231   100.0%
Cost of sales                                  87,369    90.2     98,304    89.1     99,773    88.1
                                              -------   -----   --------   -----   --------   -----
Gross profit                                    9,473     9.8     12,049    10.9     13,458    11.9
Selling and administrative expenses             6,747     7.0      7,383     6.7      7,904     7.0
Gain on sale of assets held for sale            1,671     1.7         --      --         --      --
Impairment of goodwill                             --      --         --      --         47      --
                                              -------   -----   --------   -----   --------   -----
Income from operations                          4,397     4.5      4,666     4.2      5,507     4.9
Add back: depreciation and amortization (1)     8,374     8.7      8,444     7.7      8,955     7.9
                                              -------   -----   --------   -----   --------   -----
EBITDA (2)                                    $12,771    13.2%  $ 13,110    11.9%  $ 14,462    12.8%
                                              =======   =====   ========   =====   ========   =====
Net cash provided by operating activities
   of continuing operations (3)               $ 7,142     7.4%  $  7,068     6.3%  $ 13,470    11.9%
                                              =======   =====   ========   =====   ========   =====

                                                        (continued on next page)

(1) Does not include amortization of deferred financing expenses, which totaled $1,315,000, $1,098,000, and $610,000, in 2005, 2004, and 2003,
     respectively, and which is included in interest expense in the consolidated financial statements.

(2) EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-K because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA is not the same definition of EBITDA used to calculate compliance with the financial covenants that are incorporated in our secured loan agreements and may not be the same as the definition of EBITDA used by other companies.

(3) The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part II, Item 8.

     Our net sales for 2005 were $96,842,000, compared to net sales of $110,353,000 for 2004, a decrease of $13,511,000, or 12.2%. The decrease in net sales was principally a result of decreased net sales of rubber components, offset, in part, by increased net sales of metal components. EBITDA for 2005 was $12,771,000, or 13.2% of net sales, compared to EBITDA of $13,110,000, or 11.9%
of net sales, for 2004. The change in EBITDA reflected a $2,534,000 reduction in EBITDA at our Rubber Group, offset by a $2,135,000 increase in EBITDA at our Metals Group. In 2005, EBITDA of the Metals Group included a $1,100,000 gain on the sale of assets.

     Net cash provided by our operating activities during 2005 totaled $7,142,000, compared to $7,068,000 for 2004. For more information about the net cash provided by our operating activities, please refer to the consolidated statements of cash flows in Part II, Item 8, and to our discussion of operating activities under the caption "Liquidity and Capital Resources" in this Part II,
Item 7.

     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for 2005, 2004, and 2003.

     RUBBER GROUP

     The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Rubber Group and on our company as a whole.

     Delphi Corporation is the Rubber Group's largest customer. Net sales to Delphi Packard Electric Systems, a business unit of Delphi Corporation, of connector seals for automotive wire harnesses totaled $11,527,000, $19,802,000, and $20,227,000 during 2005, 2004, and 2003, respectively. During 2005, Delphi Packard in-sourced 34 high-volume connector seals that had been produced by our connector seals division. The majority of in-sourced parts were taken over by Delphi Packard on January 1, 2005, although several parts were taken over at various times during the first half of 2005. Effective January 1, 2005, Delphi Packard and our connector seals division entered into an agreement pursuant to which Delphi Packard agreed to purchase from the division 100% of its requirements through December 31, 2009, for all connector seals not designated to be in-sourced. Pursuant to the agreement, our connector seals division received price increases on a majority of the connector seals covered by the new agreement, which offset a substantial portion of the profit lost due to the in-sourcing. We have restructured the operations of our connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of our connector seals division included the closing of its LaGrange, Georgia, manufacturing facility and the consolidation of all connector seal manufacturing at its facility in Vienna, Ohio. We estimate that during 2005, the net effect of the Delphi Packard in-sourcing and the price increases on the remaining connector seals reduced net sales by approximately $4,370,000, but had a negligible effect on income from operations.

     The following table sets forth the operating results of the Rubber Group for 2005, 2004, and 2003 and the reconciliation of the Rubber Group's income from operations to its EBITDA (dollar amounts in thousands):

                                                         YEARS ENDED DECEMBER 31
                                          -----------------------------------------------------
                                                2005               2004              2003
                                          ---------------    ---------------   ----------------
Net sales                                 $84,884   100.0%   $99,565   100.0%  $103,243   100.0%
Cost of sales                              74,719    88.0     85,457    85.8     88,667    85.9
                                          -------   -----    -------   -----   --------   -----
Gross profit                               10,165    12.0     14,108    14.2     14,576    14.1
Selling and administrative expenses         3,702     4.4      4,243     4.3      4,550     4.4
Gain on sale of assets held for sale          571     0.7         --      --         --      --
                                          -------   -----    -------   -----   --------   -----
Income from operations                      7,034     8.3      9,865     9.9     10,026     9.7
Add back: depreciation and amortization     7,226     8.5      6,929     7.0      7,121     6.9
                                          -------   -----    -------   -----   --------   -----
EBITDA                                    $14,260    16.8%   $16,794    16.9%  $ 17,147    16.6%
                                          =======   =====    =======   =====   ========   =====

     During 2005, net sales of the Rubber Group decreased by $14,681,000, or 14.7%, compared to 2004. The decrease in net sales was primarily due to (1) the in-sourcing by Delphi Packard of connector seals that were previously manufactured by us, (2) decreased net sales of connector seals and insulators for automotive ignition wire sets due to reduced sales to original equipment customers, (3) reduced sales of medical components, and (4) contractual price reductions. The factors reducing sales were partially offset by price increases negotiated with Delphi Packard and certain other customers.

     Cost of sales as a percentage of net sales increased to 88.0% of net sales during 2005, compared to 85.8% of net sales during 2004, primarily due to (1) the effect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume, (2) expenses and production inefficiencies resulting from the closing of the LaGrange, Georgia, facility and the relocation of tooling and equipment from the LaGrange facility to our connector seals facility in Vienna, Ohio, (3) containment costs related to a one-time quality issue on a particular high-volume connector seal, (4) increased prices for raw materials, (5) significant operating losses at our captive tool making facility, due to a reduction in new tool orders, (6) one-time consulting expenses totaling $304,000, (7) higher workers' compensation expense, and (8) higher depreciation and amortization expense.

     Selling and administrative expenses decreased by $541,000, or 12.8%, during 2005 compared to 2004, primarily because of a reduction in payroll expense and incentive compensation.

     During 2005, we sold our facility in LaGrange, Georgia, which was part of our connector seals division, for net proceeds of $1,882,000, and recorded a pre-tax gain on the sale of $571,000. Excluding the gain on the sale of the LaGrange facility in 2005, during 2005, 2004, and 2003, losses from operations of the LaGrange facility totaled $1,667,000, $2,061,000, and $1,071,000, respectively. The loss from operations in 2005 included $633,000 of expenses related to the closure of the facility.

     During 2005, income from operations totaled $7,034,000, a decrease of $2,831,000, or 28.7%, compared to 2004. Excluding the gain on the sale of assets held for sale, income from operations during 2005 totaled $6,463,000, or 7.6%, of net sales. EBITDA for 2005 was $14,260,000, or 16.8% of net sales, compared to $16,794,000, or 16.9% of net sales, for 2004. Excluding the gain on the assets held for sale, EBITDA during 2005 totaled $13,689,000, or 16.1% of net sales.

     During 2004, net sales of the Rubber Group decreased by $3,678,000, or 3.6%, compared to 2003. The decrease in net sales was primarily due to (1) decreased unit sales of insulators for automotive ignition wire sets due to reduced sales to original equipment customers, (2) reduced sales of medical components, and (3) price reductions on certain automotive components, partially offset by increased net sales of connector seals for automotive wiring systems.

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

     METALS GROUP

     During 2004, we committed to a plan to discontinue the operations of our die casting division, which had been one of two operating units within our Metals Group segment. During 2005, we sold or liquidated all of the assets of the division except its land and buildings. The results of operations, assets, liabilities, and cash flows of the die casting division have been classified as discontinued operations in our consolidated financial statements for 2005, 2004, and 2003. Unless otherwise indicated, the data set forth below relate solely to our continuing operations.

     The Metals Group machines components from aluminum, brass, and steel bars, primarily for automotive industry customers. Any significant reduction in the level of activity in the automotive industry could have a material adverse effect on the results of operations of the Metals Group and on our company as a whole.

     The three largest customers of the Metals Group accounted for 61.1%, 61.3%, and 40.3% of the Metals Group's net sales during 2005, 2004, and 2003, respectively. Loss of a significant amount of business from any of the Metals Group's large customers would have a material adverse effect upon the Metals Group and upon our company as a whole if that business were not substantially replaced by additional business from existing or new customers.

     The following table sets forth the operating results of the Metals Group for 2005, 2004, and 2003 and the reconciliation of the Metals Group's loss from operations to its EBITDA (dollar amounts in thousands):

                                                          YEARS ENDED DECEMBER 31
                                          ------------------------------------------------------
                                                2005               2004               2003
                                          ----------------   ----------------   ----------------
Net sales                                 $11,958   100.0%   $10,788   100.0%   $ 9,988   100.0%
Cost of sales                              12,650   105.8     12,847   119.1     11,106   111.2
                                          -------   -----    -------   -----    -------   -----
Gross profit (loss)                          (692)   (5.8)    (2,059)  (19.1)    (1,118)  (11.2)
Selling and administrative expenses           723     6.0        729     6.8        675     6.8
Impairment of goodwill                         --      --         --      --         47     0.4
Gain on sale of assets held for sale        1,100     9.2         --      --         --      --
                                          -------   -----    -------   -----    -------   -----
Loss from operations                         (315)   (2.6)    (2,788)  (25.9)    (1,840)  (18.4)
Add back: depreciation and amortization     1,138     9.5      1,476    13.7      1,796    18.0
                                          -------   -----    -------   -----    -------   -----
EBITDA                                    $   823     6.9%   $(1,312)  (12.2)%  $   (44)   (0.4)%
                                          =======   =====    =======   =====    =======   =====

     During 2005, net sales increased by $1,170,000, or 10.8%, compared to 2004. The increase in net sales resulted from the roll-out of new components previously awarded to us and increased sales of existing components.

     Cost of sales as a percentage of net sales decreased to 105.8% of net sales during 2005 from 119.1% of net sales during 2004, primarily because of (1) reduced scrap and improved operating efficiencies on new components that we began producing during 2003 and 2004, (2) increased selling prices on certain components to compensate us for earlier increases in metal prices, (3) the effect of increased sales volume on fixed, or partially fixed, manufacturing expenses, and (4) lower depreciation expense, offset, in part by $195,000 of one-time consulting expenses in 2005.

     During 2005, 2004, and 2003, the Metals Group's operating results included losses from operations of $87,000, $334,000, and $559,000, respectively, at our idle facility in Casa Grande, Arizona, primarily to maintain, insure, protect, and depreciate the facility.

     Selling and administrative expenses were essentially unchanged during 2005.

     During the second quarter of 2005, we sold our land and building in Casa Grande, Arizona, for net proceeds of $2,636,000, and we recorded a pre-tax gain on the sale of $1,100,000.

     During 2005, the loss from operations was $315,000, compared to a loss from operations of $2,788,000 during 2004. Excluding the gain on the sale of assets held for sale, the loss from operations for 2005 was $1,415,000.

     EBITDA for 2005 was positive $823,000 compared to negative $1,312,000 for 2004. Excluding the gain on the sale of assets held for sale, EBITDA for 2005 was negative $277,000.

     During 2004, net sales of the Metals Group increased by $800,000, or 8.0%, compared to 2003. The increase in net sales resulted from the roll-out of new business awarded to us during 2003.

     Cost of sales as a percentage of net sales increased to 119.1% of net sales during 2004 from 111.2% of net sales during 2003, primarily because of increased metal prices that had not yet been passed through to customers, and higher than anticipated start-up costs on several components that had recently been awarded to us, offset, in part, by lower depreciation and amortization expenses. During 2004 and 2003, the loss from operations at the Metals Group included losses from operations of $334,000 and $559,000, respectively, incurred at the Group's idle facility in Casa Grande, Arizona, primarily to maintain, insure, protect, and depreciate the facility.

     During 2004, the loss from operations was $2,788,000 compared to a loss from operations of $1,840,000 during 2003. EBITDA for 2004 was negative $1,312,000, or negative 12.2% of net sales, a decrease of $1,268,000 compared to 2003.

     DISCONTINUED OPERATIONS

     During 2004, we committed to a plan to discontinue the operations of our die casting division and initiated a program to sell it. In August 2005, we sold substantially all of the die casting division's equipment and remaining inventory and certain other assets for $2,652,000 and recorded a pretax gain of $568,000. As a result of the sale and in accordance with the provisions of Financial Accounting Standard No. 144, during the second quarter of 2005, we increased the fair value of the die casting equipment by $542,000, which equaled the previously recognized equipment impairment charge recorded when the die casting division was classified as discontinued operations. The increase in fair value is included in income from discontinued operations for 2005.

     During 2005, we recorded a $230,000 provision for the projected cost of certain environmental remediation at the die casting division's manufacturing facility. The provision is included in income from discontinued operations.

     The following table summarizes certain operating data of the die casting division for 2005, 2004, and 2003 (dollar amounts in thousands):

                                                                   YEARS ENDED DECEMBER 31
                                                                 --------------------------
                                                                  2005      2004      2003
                                                                 ------   -------   -------
Net sales                                                        $3,381   $ 9,096   $ 8,385
                                                                 ======   =======   =======
Income (loss) from operations before asset impairment
   charge, increase in carrying value of assets held for sale,
   gain on sale of assets, and impairment of goodwill            $  130   $(1,372)  $(1,996)
Impairment of long-lived assets                                      --    (1,595)   (2,427)
Increase in carrying value of assets held for sale                  542        --        --
Gain on sale of assets                                              568        --        --
Impairment of goodwill                                               --        --      (161)
                                                                 ------   -------   -------
Income (loss) from discontinued operations                        1,240    (2,967)   (4,584)
Allocated interest expense                                          262       241        69
                                                                 ------   -------   -------
Income (loss) from discontinued operations before
   income tax taxes                                                 978    (3,208)   (4,653)
Income tax provision (1)                                            334        --        --
                                                                 ------   -------   -------
Income (loss) from discontinued operations                       $  644   $(3,208)  $(4,653)
                                                                 ======   =======   =======

(1) The income tax provision in 2005 was offset by an income tax benefit recorded in continuing operations. Income tax benefits in 2004 and 2003 were offset by provisions for valuation allowances.

     The following table sets forth the assets and liabilities of the die casting division that are included in the Company's consolidated balance sheets at December 31, 2005 and 2004 (dollar amounts in thousands); the liabilities reflected in the table do not include debt that is secured by assets of the division:

                                                 DECEMBER 31
                                               ---------------
                                                2005     2004
                                               ------   ------
ASSETS:
Current assets:
   Cash                                        $    1   $   --
   Accounts receivable, net                        47    1,056
   Inventories, net                                --      695
   Prepaid expenses and other current assets      206      271
                                               ------   ------
      Total current assets                        254    2,022
Plant and equipment, net                        1,474    2,754
                                               ------   ------
      Total assets                             $1,728   $4,776
                                               ======   ======
LIABILITIES:
Current liabilities:
   Accounts payable                            $  194   $  615
   Accrued expenses                               291      179
                                               ------   ------
      Total current liabilities                $  485   $  794
                                               ======   ======

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

     The following table sets forth the operating results of the Corporate Office for 2005, 2004, and 2003 and the reconciliation of the Corporate Office's loss from operations to its EBITDA (dollar amounts in thousands):

                                                YEARS ENDED DECEMBER 31
                                              ---------------------------
                                                2005      2004      2003
                                              -------   -------   -------
Loss from operations                          $(2,322)  $(2,411)  $(2,679)
Add back: depreciation and amortization (1)        10        39        38
                                              -------   -------   -------
EBITDA                                        $(2,312)  $(2,372)  $(2,641)
                                              =======   =======   =======

(1) Excludes amortization of deferred financing expenses, which totaled $1,315,000, $1,098,000, and $610,000, in 2005, 2004, and 2003,
     respectively, and which is included in interest expense in the consolidated financial statements.

     Corporate Office expenses were essentially unchanged in 2005, compared to 2004. Corporate office expenses decreased by $268,000 in 2004 compared to 2003, primarily because of a reduction in legal fees.

     INTEREST EXPENSE

     During 2005, 2004, and 2003, interest expense (excluding interest expense allocated to our discontinued operation of $262,000, $241,000 and $69,000, respectively) totaled $9,200,000, $8,662,000, and $6,980,000, respectively, which included amortization of deferred financing expenses of $1,315,000, $1,098,000 and $610,000, respectively. Interest expense increased in 2005 from 2004, due to higher rates on our floating rate indebtedness and increased amortization of deferred financing charges. Interest expense increased in 2004 from 2003, primarily due to a $10,900,000 increase in the average amount of interest-bearing debt. The increase resulted primarily from the exchange of our 12% Senior Subordinated Notes for our 12 3/4% Senior Subordinated Notes, which effectively converted $15,029,000 of accrued interest into interest bearing debt.

     GAIN ON THE REPURCHASE OF DEBT

     During 2005 and 2004, we recognized pre-tax gains of $77,000 and $8,598,000, respectively, on the repurchase of debt.

     In April 2005, we repurchased $133,000 principal amount of 12 3/4% Senior Subordinated Notes together with accrued interest thereon of $97,000, for $153,000 and recorded a $77,000 pre-tax gain on the repurchase.

     In April 2004, we repurchased our $7,500,000 senior, unsecured note together with accrued interest thereon for $5,810,000 and recorded a $3,252,000 pre-tax gain.

     In October 2004, we repurchased $8,264,000 principal amount of our 12% Senior Subordinated Notes together with accrued interest thereon for $2,892,000. After the write-off of deferred financing expenses of $192,000, we recorded a $5,346,000 pre-tax gain on the repurchase.

     INCOME TAX PROVISION

     The federal income tax benefit recognized by our continuing operations in 2005, results from the recognition of an offsetting amount of federal income tax expense by the Company's discontinued operations in 2005. Refer to the discussion in this Part II, Item 7, under the caption titled "Discontinued Operations." The income tax benefit recorded during 2004, consisted of a credit for the adjustment of previously recorded income tax liabilities offset, in part, by a provision for state income taxes. The income tax provisions recorded during 2003, consisted of state income taxes.

     For additional information concerning income taxes and related matters, see
Note 7, "Income Taxes," in the notes to our consolidated financial statements in
Part II, Item 8.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     During 2005, operating activities of our continuing operations provided net cash of $7,142,000. Accounts receivable decreased by $2,621,000 during 2005, primarily because we reduced the payment terms extended to our largest customer, Delphi Corporation, and because net sales during November and

December of 2005 were lower than our net sales during November and December of 2004, largely due to the in-sourcing of certain high-volume connector seals by Delphi Packard during 2005. Inventories decreased by $1,007,000, primarily related to the reduction in net sales. Prepaid expenses and other current assets decreased by $1,151,000, primarily due to the return of certain funds previously deposited with an insurance carrier. Trade accounts payable decreased by $700,000, primarily because purchases of materials and services were reduced to correspond with lower production levels.

     Net cash provided by operating activities of our discontinued operations totaled $1,023,000.

     INVESTING ACTIVITIES

     During 2005, investing activities of our continuing operations provided net cash of $683,000, because proceeds from sales of assets held for sale exceeded capital expenditures. Capital expenditures during 2005 attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $3,034,000, $292,000, and $4,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $3,557,000, $392,000, and $25,000, respectively, for the year ending December 31, 2006. At December 31, 2005, we had approximately $400,000 of unrecorded commitments outstanding to purchase equipment.

     In May 2005, we sold our land and building in Casa Grande, Arizona, and received net proceeds of $2,636,000, and, in October 2005, we sold our land and building in LaGrange, Georgia, and received net proceeds of $1,882,000.

     During 2005, net cash provided by investing activities of discontinued operations totaled $2,360,000, which resulted from the sale of substantially all of the die casting division's equipment.

     FINANCING ACTIVITIES

     During 2005, our financing activities used $11,212,000 of cash.

     During 2005, we made $3,451,000 of scheduled payments on our equipment term loans and real estate term loan and $8,197,000 of cash interest payments and paid $452,000 of financing expenses related to new debt and modifications of existing debt that were capitalized. In addition, during 2005, we used proceeds from the sale of facilities and equipment to reduce the outstanding balances on our secured term loans as follows:

     - In May 2005, we sold our land and building in Casa Grande, Arizona, and received net proceeds of $2,636,000, which were applied to reduce our real estate term loan.

     - In August 2005, we sold substantially all of the die casting division's equipment and remaining inventory and certain other assets for $2,452,000 in cash and a 10% unsecured promissory note in the principal amount of $200,000, payable on April 30, 2008. We used $888,000 of the net proceeds to reduce our equipment term loans. The balance of the proceeds was used to reduce the loans outstanding under our revolving line of credit.

     - In October 2005, we sold our land and building in LaGrange, Georgia, and received net proceeds of $1,882,000, which were applied to reduce our real estate term loan.

     LIQUIDITY

     We operate with substantial financial leverage and limited liquidity. Our aggregate indebtedness as of December 31, 2005, was $67,549,000 compared to $78,365,000 at December 31, 2004. We finance our operations with cash from operating activities and a variety of financing arrangements, including equipment term loans, a real estate term loan, and loans under a revolving line of credit, which we refer to collectively as our secured loans. The revolving line of credit is due to expire on June 30, 2006. If the revolving line of credit is not renewed, all of our secured loans, which aggregated $25,147,000 at December 31, 2005, will be due and payable on June 30, 2006. As a result, all of our secured loans are classified as current liabilities in our December 31, 2005, balance sheet.

     The loans outstanding under the revolving line of credit are limited to (a) the lesser of $20,000,000 or 88% of eligible accounts receivable plus 65% of eligible inventories, less (b) outstanding letters of credit. At December 31, 2005, and December 31, 2004, the aggregate principal amount of loans outstanding under the revolving line of credit was $11,954,000 and $14,509,000, respectively.

     At December 30, 2005, and December 31, 2004, net availability under the revolving line of credit totaled $1,186,000 and $1,224,000, respectively. At March 29, 2006, net availability under the revolving line of credit totaled $918,000.

     We had a net working capital deficit of $18,696,000 at December 31, 2005, compared to a net working capital deficit of $6,870,000 at December 31, 2004. The net working capital deficit increased primarily because of the June 30, 2006, potential maturity date of the secured term loans.

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

     From time to time, our secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various financing agreements in order to maintain or otherwise ensure our current or future compliance. The covenants contained in our secured loan agreements were amended on three separate occasions during 2005. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

     The financial covenants, which are set forth in detail in the financing documents, are summarized below.

     - Fixed Charge Coverage Ratio. The fixed charge coverage ratio is calculated by dividing consolidated EBITDA, less unfinanced capital expenditures, by specified fixed charges and is required to be not less than 0.65 for the twelve-month period ended December 31, 2005, and for the twelve months ended on the last day of each calendar quarter thereafter. At December 31, 2005, our fixed charge coverage ratio, as defined in the financing documents, was 0.74.

     - Net Worth. Stockholders' deficit, plus specified non-cash write-offs, must not be less than negative $18,500,000 on the last day of each month. At December 31, 2005, our net worth, as defined in the financing documents, was negative $17,720,000.

     - Consolidated EBITDA. Consolidated EBITDA must be not less than $11,000,000 for the twelve-month period ended December 31, 2005, and for the twelve months ending on the last day of each month thereafter. For the twelve-month period ended December 31, 2005, our consolidated EBITDA, as defined in the financing documents, was $11,250,000.

     - Rubber Group EBITDA. Rubber Group EBITDA must not be less than $11,000,000 for the twelve months ending on the last day of each calendar quarter. For the twelve months ended December 31, 2005, our Rubber Group EBITDA, as defined in the financing documents, was $11,948,000.

     - Leverage Ratio. The ratio of our secured debt at the end of any month, plus outstanding letters of credit, to our consolidated EBITDA for the twelve months then ended must not exceed 2.75. At December 31, 2005, our leverage ratio, as defined in the financing documents, was 2.44.

     The secured loan agreements contain covenants that limit our unfinanced capital expenditures to $6,250,000 per annum and limit the amount of new secured financing we can incur for the purchase of plant and equipment to $2,500,000 per annum. We currently believe that this provision will not limit our planned capital expenditures during 2006. The secured loan agreements contain other covenants that place restrictions on our business and operations, including limitations on the sale of all or substantially all of our assets, the purchase of common stock, the redemption of preferred stock, and the payment of cash dividends.

     A number of factors may affect our ability to continue to comply with all of our loan covenants, including our ability to continue to improve operations and the possible occurrence of any of the risks and uncertainties listed in "Risk Factors" in Part 1, Item 1A, and in the section captioned "Overview" in this Item 7, the occurrence of any of which may cause our actual results or performance to be materially different from our projected results. As a result, we cannot assure you that we will remain in compliance with our financial covenants during 2006 or beyond. A default may permit our lenders to accelerate our debt and seek to foreclose on assets that serve as collateral and could give rise to cross-defaults under our other indebtedness. Any such action could force us to seek relief from our creditors under chapter 11 of the federal bankruptcy code.

     Our revolving line of credit matures on June 30, 2006, and it will automatically be extended for one year unless we are notified by the lender at least 60 days prior to June 30, 2006 that the line of credit will not be extended. If the line of credit is not extended, the equipment term loans and the real estate term loan, which have maturity dates of June 30, 2007, will instead mature on June 30, 2006.

     We have received proposals from a number of lenders, including our existing lenders, for new secured financing to replace our existing secured loans. The Company is discussing a refinancing with two new lenders that would result in the following:

     - A new, $17,000,000 revolving line of credit that expires June 30, 2009;

     -    A new, $20,000,000 secured term loan;

     - The repayment of our existing equipment term loans and real estate term loan, which were outstanding in the aggregate principal amount of $13,193,000 and $12,281,000, at December 31, 2005, and March 17, 2006,
          respectively; and

     - The repayment of all loans outstanding under our existing revolving line of credit.

     The prospective lenders are completing their due diligence investigation and preparing documentation relating to the proposed refinancing. Accordingly, the prospective lenders have not yet provided us with binding commitments for the proposed refinancing. Although we cannot assure you that we will be able to complete a refinancing of our secured loans as outlined above or otherwise, we believe that we will be able to refinance our secured loans on or before June 30, 2006. If we are unable to complete a refinancing of our secured loans on or before June 30, 2006, we may be forced to seek relief from our creditors under chapter 11 of the federal bankruptcy code.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our expected cash outflows from financial contracts and commitments in effect as of December 31, 2005 (dollar amounts in thousands). We have not included information on recurring purchases of raw materials for use in our manufacturing operations; those amounts are normally consistent from year to year and do not represent a long-term commitment. In addition, assuming that we refinance our secured loans as discussed above, we currently project that we will make cash interest payments of $7,900,000 during 2006 and believe that amounts due beyond 2006 are not readily determinable. Contractual commitments also include $2,093,000 of outstanding letters of credit, which are not reflected in the table.

                                               PAYMENTS DUE BY PERIOD
                                 -------------------------------------------------
                                                      2007 &    2009 &   MORE THAN
                                  TOTAL      2006      2008      2010     5 YEARS
                                 -------   -------   -------   -------   ---------
Equipment term loans             $ 8,512   $ 8,512   $    --   $    --      $--
Real estate term loan              4,681     4,681        --        --       --
Subordinated debt                 34,524        --        --    34,524       --
Increasing Rate Note               7,000        --     7,000        --
Other long-term debt                 793       776        17        --       --
Capital lease obligations             85        81         4        --       --
Operating lease obligations          359       195       118        46       --
Equipment purchase obligations       400       400        --        --       --
Fixed interest payments           16,713     5,184     8,753     2,776       --
                                 -------   -------   -------   -------      ---
   Total                         $73,067   $19,829   $15,892   $37,346      $--
                                 =======   =======   =======   =======      ===

INFLATION

     We generally attempt to pass through to our customers fluctuations in raw material costs; however, many of our customers will not accept price increases from us to compensate for increases in labor and overhead expenses that result from inflation. To offset inflationary increases in costs that we cannot pass through to our customers and to maintain or improve our operating margins, we attempt to improve our production efficiencies and manufacturing processes. We believe that, over time, prices are affected by many factors, but that the price we can charge our customers is governed by the competitive pricing set by the marketplace, rather than by increases or decreases in particular components of our cost.

ENVIRONMENTAL MATTERS

     We have been named from time to time as one of numerous potentially responsible parties or third-party defendants under applicable environmental laws for restoration costs at waste-disposal sites, and as a defendant or potential defendant in various other environmental law matters. It is our policy to record accruals for matters of these types when we deem a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may in the future be a party are at various stages of completion. Although we cannot assure you as to the outcome of existing or potential environmental litigation, based upon the information currently available to us, we believe that the outcome thereof will not have a material adverse effect upon our results of operations or financial condition. You will find information concerning certain other commitments and contingencies affecting us in Note 10, "Commitments and Contingencies," in the notes to our consolidated financial statements in Part II, Item 8.

QUARTERLY FINANCIAL DATA

     For quarterly financial data please refer to Note 14, "Quarterly Financial Data," in the notes to our consolidated financial statements in Part II, Item 8.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our accounting policies are more fully described in Note 1, "Summary of Significant Accounting Policies," in the notes to our consolidated financial statements in Part II, Item 8. As set forth in Note 1, the preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates. The significant estimates included in the preparation of our financial statements are related to valuation of accounts receivable, inventories, long-lived assets, and goodwill and estimates related to the determination of liabilities for environmental matters, litigation, product liability matters, income taxes, and other contingencies.

     We believe that the most critical accounting policies inherent in the preparation of our consolidated financial statements are the following:

     VALUATION OF ACCOUNTS RECEIVABLE

     We record accounts receivable due from our customers at the time a sale is recorded in accordance with our revenue recognition policy. We operate primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a sudden and adverse effect on the operating results and financial condition of our customers, and, in turn, on the collectibility of our accounts receivable from those customers. We attempt to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of financial statements of our customers, and discussions with management of our customers, as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations. We generally do not require collateral from our customers to support the extension of trade credit.

     INVENTORY VALUATION

     Inventories are valued at the lower of cost (first-in, first-out method) or market. We evaluate our inventory on a quarterly basis to ensure that it is properly valued. We record allowances against inventory where appropriate to provide for losses due to obsolescence, lower of cost or market valuations, excess quantities on hand, and certain other factors. In doing so, we apply consistent practices, which include the identification of potentially unmarketable inventory based on assumptions about future demand and historical usage rates, specific identification of components that are being replaced with new generation components, actual margins generated from the sales of our components, and historical unit sales volumes.

     VALUATION OF LONG-LIVED ASSETS

     We evaluate for impairment our plant and equipment and other long-term, amortizable assets when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Changes in technology or in our intended use of these assets, including changes in the primary markets in which we operate, may cause the original estimated useful lives of these assets to change and result in the impairment of these assets.

     To perform our impairment evaluation, we compare the undiscounted projected cash flow of an asset or group of assets to the carrying value thereof. If the projected cash flow is less than the carrying value of the asset or asset group, we recognize an impairment loss equal to the excess, if any, of the carrying value of the asset or asset group over its appraised fair value, net of estimated disposal costs. Although we believe that our estimates of future cash flows are reasonable, changes in assumptions regarding future unit volumes, pricing, operating efficiencies, material, labor, and overhead costs, and other factors could significantly affect our cash flow projections.

     VALUATION OF GOODWILL

     Tests for impairment of goodwill are performed, using a fair value approach as of October 1 of each year and at other times when there is a change in circumstances or an adverse event that would indicate possible impairment. To assess the fair value of goodwill, we consider a number of factors, including an estimate of future cash flows.

     REVENUE RECOGNITION

     All of our revenues result from the sale of rubber and metal components and mixed rubber compounds. We recognize revenue from the sale of these items when title and risk of loss pass to our customers according to shipping schedules and terms of sale mutually agreed to by us and our customers. Shipping and handling costs are typically paid by the customer. If paid by us, shipping and handling costs are included in cost of sales. Accruals for sales returns and certain other sales allowances are recorded at the time of shipment based primarily on historical experience; these accruals may be adjusted subsequent to the date of shipment as new information becomes available.

     OTHER

     Other critical accounting policies include estimates used to determine liabilities related to environmental matters, litigation, product liability matters, income taxes, and other contingencies. The process of making estimates takes into account historical experience, specific facts and circumstances, present and projected economic and business conditions, projected unit volumes, projected operating efficiencies, and other relevant factors and assumptions. We reevaluate our estimates whenever factors relevant to the making of the estimates change.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Listed below are recently issued accounting standards and a discussion of how they have affected or will affect our consolidated financial statements:

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTION - A REPLACEMENT OF APB OPINION NO. 20, ACCOUNTING CHANGES, AND FASB STATEMENT NO. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS."

     In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Correction
- a Replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," ("FAS 154"). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. Prior to the issuance of FAS 154, APB Opinion No. 20 required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retroactive application to prior periods' financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. FAS 154 also requires retrospective application as the transition method for newly-issued accounting pronouncements that do not provide for any specific transition guidance. FAS 154 is effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The impact of the adoption of FAS 154 cannot be determined at this time.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 151, "INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4"

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4" ("FAS 151"), which is effective for our fiscal years beginning after June 15, 2005. FAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and waste materials (spoilage) should be recognized as current-period charges. FAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of FAS 151 is not expected to have a material impact on our results of operations or financial condition.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004), "SHARE BASED PAYMENT"

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("FAS 123R"). FAS 123R is a revision to Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and effectively eliminates the intrinsic value method of accounting for stock options that was available in FAS 123R as originally issued. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards at the date of grant. This statement is effective for fiscal years beginning after December 15, 2005, and applies to all awards granted after that date. The adoption of FAS 123R is not expected to have a material impact on our results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.

     At December 31, 2005, we had $25,147,000 of outstanding floating rate debt at interest rates equal to either LIBOR plus 3 1/4%, the prime rate plus 1%, the prime rate plus 4 3/4%, or the prime rate plus 5%.

     Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.

     At December 31, 2005, we had outstanding $42,402,000 of fixed-rate, long-term debt with a weighted-average interest rate of 12.3%.

     Assuming that we refinance our secured loans as discussed above, we currently estimate that our monthly cash interest expense during 2006 will be approximately $650,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $25,000.

     For further information about our indebtedness, we recommend that you also read Note 4, "Debt," in the notes to our consolidated financial statements in
Part II, Item 8.

                       THIS PAGE INTENTIONALLY LEFT BLANK.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Registered Public
   Accounting Firm ......................................................    32
Consolidated Statements of Operations for the Years Ended
   December 31, 2005, 2004, and 2003 ....................................    33
Consolidated Balance Sheets at December 31, 2005 and 2004 ...............    34
Consolidated Statements of Stockholders' Deficit for
   the Years Ended December 31, 2005, 2004, and 2003 ....................    36
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2005, 2004, and 2003 ....................................    37
Notes to Consolidated Financial Statements ..............................    38

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Lexington Precision Corporation and subsidiaries at December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at
Item 15 (a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that Lexington Precision Corporation and subsidiaries will continue as a going concern. As more fully described in Notes 1 and 4, the Company has borrowings of approximately $12.0 million under a secured revolving line of credit that expires on June 30, 2006. If the revolving line of credit is not extended, the Company has borrowings of approximately $13.2 million under other secured loans that would also be due on June 30, 2006. Further, the Company has a working capital deficiency and a stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and
4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 4 to the consolidated financial statements, effective July 1, 2003, the Company changed its method of accounting for its $8 Cumulative Convertible Preferred Stock, Series B, in accordance with the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."


                                        /s/ Ernst &Young LLP

Cleveland, Ohio
March 28, 2006

                         LEXINGTON PRECISION CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31
                                                             -----------------------------
                                                               2005      2004       2003
                                                             -------   --------   --------
Net sales                                                    $96,842   $110,353   $113,231
Cost of sales                                                 87,369     98,304     99,773
                                                             -------   --------   --------
      Gross profit                                             9,473     12,049     13,458
Selling and administrative expenses                            6,747      7,383      7,904
Gain on the sale of assets held for sale                       1,671         --         --
Impairment of goodwill                                            --         --         47
                                                             -------   --------   --------
      Income from operations                                   4,397      4,666      5,507
Other income (expense):
   Interest expense                                           (9,200)    (8,662)    (6,980)
   Gain on repurchase of debt                                     77      8,598         --
                                                             -------   --------   --------
      Income (loss) from continuing operations before
         income taxes                                         (4,726)     4,602     (1,473)
Income tax provision (benefit)                                  (299)      (196)        76
                                                             -------   --------   --------
      Income (loss) from continuing operations                (4,427)     4,798     (1,549)
Income (loss) from discontinued operations net of
   income taxes of $334 in 2005                                  644     (3,208)    (4,653)
                                                             -------   --------   --------
      Income (loss) before cumulative effect of
         change in accounting principle                       (3,783)     1,590     (6,202)
Cumulative effect of change in accounting principle               --         --       (247)
                                                             -------   --------   --------
      Net income (loss)                                      $(3,783)  $  1,590   $ (6,449)
                                                             =======   ========   ========
Basic and diluted income (loss) per share of common stock:
   Continuing operations                                     $ (0.90)  $   0.97   $  (0.35)
   Discontinued operations                                      0.13      (0.65)     (0.96)
   Cumulative effect of change in accounting principle            --         --      (0.05)
                                                             -------   --------   --------
      Net income (loss)                                      $ (0.77)  $   0.32   $  (1.36)
                                                             =======   ========   ========

See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                            DECEMBER 31
                                                        -------------------
                                                          2005       2004
                                                        --------   --------
ASSETS:
Current assets:
   Cash                                                 $     13   $     17
   Accounts receivable, net of allowances of $697,000
      and $537,000, respectively                          12,701     15,322
   Inventories, net of allowances of $435,000
      and $845,000, respectively                           7,784      8,791
   Prepaid expenses and other current assets                 616      1,665
   Deferred income taxes                                   1,028      1,090
   Current assets of discontinued operations                 254      2,022
                                                        --------   --------
      Total current assets                                22,396     28,907
                                                        --------   --------
Plant and equipment:
   Land                                                    1,759      2,074
   Buildings                                              13,318     19,450
   Equipment                                             109,244    107,961
                                                        --------   --------
                                                         124,321    129,485
   Accumulated depreciation                               95,834     93,428
                                                        --------   --------
      Plant & equipment, net                              28,487     36,057
                                                        --------   --------
Plant and equipment of discontinued operations, net        1,474      2,754
                                                        --------   --------
Goodwill, net                                              7,623      7,623
                                                        --------   --------
Other assets, net                                          2,363      3,036
                                                        --------   --------
                                                        $ 62,343   $ 78,377
                                                        ========   ========

See notes to consolidated financial statements          (continued on next page)

                         LEXINGTON PRECISION CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                     DECEMBER 31
                                                                 -------------------
                                                                   2005       2004
                                                                 --------   --------
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Accounts payable                                              $  9,053   $  9,753
   Accrued expenses, excluding interest                             4,701      4,839
   Accrued interest expense                                           849        975
   Short-term debt                                                 11,979     14,667
   Current portion of long-term debt                               14,025      4,749
   Current liabilities of discontinued operations                     485        794
                                                                 --------   --------
      Total current liabilities                                    41,092     35,777
                                                                 --------   --------
Long-term debt, excluding current portion                          41,545     58,949
                                                                 --------   --------
Deferred income taxes                                               1,028      1,090
                                                                 --------   --------
Other long-term liabilities                                           334        436
                                                                 --------   --------
Stockholders' deficit:
   Common stock, $0.25 par value, 10,000,000 shares
      authorized, 4,931,767 shares issued at December 31, 2005
      and 2004                                                      1,233      1,233
   Additional paid-in-capital                                      13,169     13,169
   Accumulated deficit                                            (36,058)   (32,277)
                                                                 --------   --------
      Total stockholders' deficit                                 (21,656)   (17,875)
                                                                 --------   --------
                                                                 $ 62,343   $ 78,377
                                                                 ========   ========

See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (THOUSANDS OF DOLLARS)

                                                      ADDITIONAL                     TOTAL
                                             COMMON    PAID-IN-    ACCUMULATED   STOCKHOLDERS'
                                              STOCK     CAPITAL      DEFICIT        DEFICIT
                                             ------   ----------   -----------   -------------
Balance at January 1, 2003                   $1,207     $12,960     $(27,366)      $(13,199)
   Net loss                                      --          --       (6,449)        (6,449)
   Amortization of restricted stock grants       --          --           27             27
   Conversion of interest payable on
      junior subordinated notes into
      103,731 shares of common stock             26         209           --            235
   Dividends on preferred stock                  --          --         (106)          (106)
                                             ------     -------     --------       --------
Balance at December 31, 2003                  1,233      13,169      (33,894)       (19,492)
   Net income                                    --          --        1,590          1,590
   Amortization of restricted stock grants       --          --           27             27
                                             ------     -------     --------       --------
Balance at December 31, 2004                  1,233      13,169      (32,277)       (17,875)
   Net loss                                      --          --       (3,783)        (3,783)
   Amortization of restricted stock grants       --          --            2              2
                                             ------     -------     --------       --------
Balance at December 31, 2005                 $1,233     $13,169     $(36,058)      $(21,656)
                                             ======     =======     ========       ========

See notes to consolidated financial statements

                         LEXINGTON PRECISION CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                        YEARS ENDED DECEMBER 31
                                                                     -----------------------------
                                                                       2005       2004      2003
                                                                     --------   -------   --------
OPERATING ACTIVITIES:
   Net income (loss)                                                 $ (3,783)  $ 1,590   $ (6,449)
   Adjustments to reconcile net  income (loss) to net cash
      provided by operating activities - continuing operations:
         Cumulative effect of change in accounting principle               --        --        247
         Net (income) loss  from discontinued operations                 (644)    3,208      4,653
         Depreciation                                                   8,012     8,140      8,573
         Amortization included in operating expense                       362       304        382
         Amortization included in interest expense                      1,315     1,098        610
         Impairment of goodwill                                            --        --         47
         Gain on repurchase of debt                                       (77)   (8,598)        --
         Gain on sale of assets held for sale                          (1,671)       --         --
         Interest expense converted to debt                                          --      3,953
         Changes in operating assets and liabilities that
            provided (used) cash:
               Accounts receivable, net                                 2,621       561       (376)
               Inventories, net                                         1,007    (1,158)       301
               Prepaid expenses and other assets                        1,151       310        850
               Accounts payable                                          (700)    1,920        413
               Accrued expenses, excluding interest                      (138)   (1,154)        67
               Accrued interest expense                                  (126)      827        164
               Other long term liabilities                                (31)      104        (33)
            Other                                                        (156)      (84)        68
                                                                     --------   -------   --------
               Net cash provided by continuing operations               7,142     7,068     13,470
               Net cash provided (used) by discontinued operations      1,023      (135)    (2,351)
                                                                     --------   -------   --------
                  Net cash provided by operating activities             8,165     6,933     11,119
                                                                     --------   -------   --------
INVESTING ACTIVITIES:
   Purchases of plant and equipment                                    (3,330)   (5,715)    (4,966)
   Proceeds from sales of assets held for sale                          4,518       271         23
   Expenditures for tooling owned by customers                           (544)     (650)      (148)
   Other                                                                   39         9        313
                                                                     --------   -------   --------
               Net cash provided (used) by continuing operations          683    (6,085)    (4,778)
               Net cash provided (used) by discontinued operations      2,360      (440)       (75)
                                                                     --------   -------   --------
                  Net cash provided (used) by investing activities      3,043    (6,525)    (4,853)
                                                                     --------   -------   --------
FINANCING ACTIVITIES:
   Net increase (decrease), in borrowings under revolving
      line of credit                                                   (2,555)    2,421     (3,347)
   Proceeds from issuance of debt                                       1,500     7,000     25,000
   Repayment of long-term debt                                         (9,705)   (6,364)   (21,548)
   Repurchase of debt                                                      --    (2,892)    (5,550)
   Payment of deferred financing expenses                                (452)     (745)    (2,279)
   Other                                                                   --        --       (106)
                                                                     --------   -------   --------
                  Net cash used by financing activities               (11,212)     (580)    (7,830)
                                                                     --------   -------   --------
Net decrease in cash                                                       (4)     (172)    (1,564)
Cash at beginning of year                                                  17       189      1,753
                                                                     --------   -------   --------
Cash at end of year                                                  $     13   $    17   $    189
                                                                     ========   =======   ========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries, all of which are wholly-owned (the "Company"). All significant intercompany accounts and transactions have been eliminated.

     Unless otherwise indicated all disclosures and amounts relate solely to the continuing operations of the Company.

     Certain reclassifications have been made to the financial statements for prior years in order to conform to the current year's presentation.

     USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Future events and their impact on the Company's results of operations or financial condition cannot be determined with any certainty. Although the Company strives to use its best judgment in making estimates, actual results could vary materially from the Company's estimates.

     ACCOUNTS RECEIVABLE AND PROVISION FOR CREDIT LOSSES

     The Company records accounts receivable due from its customers at the time a sale is recorded in accordance with its revenue recognition policy. The Company operates primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a sudden and adverse effect on the operating results and financial condition of the Company's customers, and, in turn, on the collectibility of its accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of financial statements of its customers, and discussions with management of its customers, as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations. The Company generally does not require collateral from its customers to support the extension of trade credit.

     INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out method) or market. The Company evaluates its inventory on a quarterly basis to ensure that it is properly valued. The Company records allowances against inventory where appropriate to provide for losses due to obsolescence, lower of cost or market valuations, excess quantities on hand, and certain other factors. In doing so, the Company applies consistent practices, which include the identification of potentially unmarketable inventory based on assumptions about future demand and historical usage rates, specific identification of components that are being replaced with new generation components, actual margins generated from the sales of its components, and historical unit sales volumes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Inventory levels by principal classification are set forth below (dollar amounts in thousands):

                                                DECEMBER 31
                                              ---------------
                                               2005     2004
                                              ------   ------
                     Finished goods           $3,845   $4,142
                     Work in process           2,114    2,372
                     Raw materials             1,825    2,277
                                              ------   ------
                                              $7,784   $8,791
                                              ======   ======

     PLANT AND EQUIPMENT

     Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (3 to 8 years for equipment and 15 to 32 years for buildings). When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the Company's records. Maintenance and repair expenses are expensed as incurred, while major improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repair expenses were $4,483,000, $5,552,000, and $5,733,000 for 2005, 2004, and 2003, respectively.

     VALUATION OF LONG-LIVED ASSETS

     The Company evaluates for impairment its plant and equipment and other long-term, amortizable assets when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Changes in technology or in the Company's intended use of these assets, including changes in the primary markets in which it operates, may cause the original estimated useful lives of these assets to change and result in the impairment of these assets.

     When performing this evaluation, the Company compares the undiscounted, projected cash flow of an asset or group of assets to the carrying value thereof. If such cash flow is less than the carrying value of the asset or asset group, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value of the asset or asset group over its appraised fair value, net of estimated disposal costs. Although the Company believes that its projections of future cash flows are reasonable, changes in assumptions regarding future unit volumes, pricing, operating efficiencies, material, labor, and overhead costs, and other factors could significantly affect the Company's cash flow projections.

     GOODWILL

     Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable assets acquired, net of the fair value of liabilities assumed, less amortization recorded prior to the Company's adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," in 2002. Tests for impairment of goodwill are performed, using a fair value approach during the fourth quarter of each year and at other times when there is a change in circumstances or an adverse event that would indicate possible impairment. To assess the fair value of goodwill, the Company considers a number of factors, including an estimate of future cash flows. During 2003, the Company performed its annual impairment test and determined that goodwill associated with the Metals Group was impaired; as a result, the Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded a provision of $208,000 to write off all of the goodwill of the Metals Group, of which $161,000 was classified in discontinued operations. At December 31, 2005 and 2004, goodwill of $7,623,000 relates entirely to the Rubber Group.

     DEFERRED FINANCING EXPENSES

     Deferred financing expenses are amortized over the lives of the related debt instruments.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses are expensed as incurred. These costs totaled $931,000, $991,000, and $1,168,000 in 2005, 2004, and 2003,
respectively.

     INTEREST EXPENSE

     Interest expense recorded in the consolidated statements of operations for the years ended December 31, 2005, 2004, and 2003 is as follows (dollar amounts in thousands):

                                                         YEARS ENDED DECEMBER 31
                                                        ------------------------
                                                         2005     2004     2003
                                                        ------   ------   ------
Interest expense                                        $9,200   $8,662   $6,980
Interest expense allocated to discontinued operations      262      241       69
                                                        ------   ------   ------
   Total interest expense                               $9,462   $8,903   $7,049
                                                        ======   ======   ======

     NET INCOME OR LOSS PER COMMON SHARE

     Basic net income or loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net income or loss per share is calculated after giving effect to all potential common shares that were dilutive, using the treasury stock method. Potential common shares are securities (convertible preferred stock, restricted stock, and warrants to purchase common stock) that do not have a current right to participate in earnings but could in the future by virtue of their terms.

     REVENUE RECOGNITION

     All of the Company's revenues result from the sale of rubber and metal components and mixed rubber compounds. The Company recognizes revenue from the sale of these items when title and risk of loss pass to its customers according to shipping schedules and terms of sale mutually agreed to by the Company and its customers. Shipping and handling costs are typically paid by the customer. If paid by the Company, shipping and handling costs are included in cost of sales. Accruals for sales returns and certain other sales allowances are recorded at the time of shipment based primarily on historical experience. These accruals may be adjusted subsequent to the date of shipment as new information becomes available.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Listed below are recently issued accounting standards and a discussion of how they have affected the Company's consolidated financial statements:

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTION - A REPLACEMENT OF APB OPINION NO. 20, ACCOUNTING CHANGES, AND FASB STATEMENT NO. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS."

     In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Correction
- a Replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," ("FAS 154"). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. Prior to the issuance of FAS 154, APB Opinion No. 20 required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retroactive application to prior periods' financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. FAS 154 also requires retrospective application as the transition method for newly-issued accounting pronouncements that do not provide for any specific transition guidance. FAS 154 is effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The impact of the adoption of FAS 154 can not be determined at this time.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 151, "INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4"

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4" ("FAS 151"), which is effective for fiscal years beginning after June 15, 2005. FAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and waste materials (spoilage) should be recognized as current-period charges. FAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of FAS 151 is not expected to have a material impact on the Company's results of operations or financial condition.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004), "SHARE BASED PAYMENT"

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("FAS 123R"). FAS 123R is a revision to Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." FAS 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and effectively eliminates the intrinsic value method of accounting for stock options that was available under FAS 123R as originally issued. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards at the date of grant. This statement is effective for the fiscal years beginning after December 15, 2005 and applies to all awards granted after the effective date. The adoption of FAS 123R is not expected to have a material impact on the Company's results of operations or financial condition.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     BASIS OF PRESENTATION

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to extend the maturity or refinance the revolving line of credit that matures on June 30, 2006, and the equipment term loans and real estate term loan that are due on June 30, 2006, if the revolving line of credit is not extended, is subject to risks and uncertainties. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

     The Company is discussing the refinancing of its revolving line of credit, equipment term loans, and real estate term loan ("secured loans") with two lenders that would result in the following transactions:

     - A new $17,000,000 revolving line of credit that would expire on June 30, 2009;

     -    A new $20,000,000 secured term loan;

     - The repayment of the existing equipment term loans and the real estate term loan, which were outstanding in the aggregate principal amount of $13,193,000 at December 31, 2005; and

     - The repayment of all outstanding loans under the existing revolving line of credit.

     Although the Company cannot assure you that it will be able to complete a refinancing of its secured loans, management believes that the Company will be able to refinance its secured loans on or before June 30, 2006. If the Company is unable to complete the refinancing of its secured loans on or before June 30, 2006, it may be forced to seek relief from its creditors under chapter 11 of the federal bankruptcy code.

NOTE 2 -- OTHER NONCURRENT ASSETS

     The Company has paid a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce components under long-term supply arrangements. The payments have been recorded as a noncurrent asset and are being amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 2005 and 2004, other noncurrent assets included $749,000 and $715,000, respectively, representing the unamortized portion of such capitalized payments. During 2005, 2004, and 2003, the Company amortized $476,000, $396,000, and $437,000, respectively, of such capitalized payments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- ACCRUED EXPENSES, EXCLUDING INTEREST EXPENSE

     Accrued expenses, excluding interest, at December 31, 2005 and 2004, are summarized below (dollar amounts in thousands):

                                                 DECEMBER 31
                                               ---------------
                                                2005     2004
                                               ------   ------
             Employee fringe benefits          $2,701   $2,762
             Salaries and wages                   877    1,065
             Taxes                                142      195
             Other                                981      817
                                               ------   ------
                                               $4,701   $4,839
                                               ======   ======

NOTE 4 -- DEBT

     Debt at December 31, 2005 and 2004, is set forth below (dollar amounts in thousands):

                                                 DECEMBER 31
                                             -------------------
                                               2005       2004
                                             --------   --------
      Short-term debt:
         Revolving line of credit            $ 11,954   $14,509
         12 3/4% Senior Subordinated Notes         25       158
                                             --------   -------
            Subtotal                           11,979    14,667
         Current portion of long-term debt     14,025     4,749
                                             --------   -------
            Total short-term debt              26,004    19,416
                                             --------   -------
      Long-term debt:
         Equipment term loans                   8,512    10,200
         Real estate term loan                  4,681    10,350
         Capital leases                            85       275
         Increasing Rate Note                   7,000     7,000
         Unsecured, amortizing term notes          --       482
         12% Senior Subordinated Notes         34,177    34,177
         13% Junior Subordinated Note             347       347
         Series B Preferred Stock                 644       623
         Other                                    124       244
                                             --------   -------
            Subtotal                           55,570    63,698
         Less current portion                 (14,025)   (4,749)
                                             --------   -------
            Total long-term debt               41,545    58,949
                                             --------   -------
               Total Debt                    $ 67,549   $78,365
                                             ========   =======

     The revolving line of credit matures on June 30, 2006, and it will automatically be extended for one year unless we are notified by the lender at least 60 days prior to June 30, 2006, that the line of credit will not be extended. If the line of credit is not extended, the equipment term loans and the real estate term loan, which have maturity dates of June 30, 2007, will instead mature on June 30, 2006.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has received proposals from a number of lenders, including its existing lenders, for new secured financing to replace its existing secured loans. The Company has chosen to move forward with two new, prospective lenders who are completing their due diligence investigation and preparing documentation relating to the proposed refinancing. Accordingly, the prospective lenders have not yet provided the Company with binding commitments for the proposed refinancing. Although the Company cannot assure you that it will be able to complete a refinancing of its secured loans, the management of the Company believes that the Company will be able to refinance its secured loans on or before June 30, 2006. If the Company is unable to complete the refinancing of its secured loans on or before June 30, 2006, it may be forced to seek relief from its creditors under chapter 11 of the federal bankruptcy code.

     REVOLVING LINE OF CREDIT

     At December 31, 2005, the Company had outstanding loans of $11,954,000, outstanding letters of credit of $2,093,000, and net unused availability of $1,186,000 under its revolving line of credit, which expires on June 30, 2006. At December 31, 2005 and 2004, the weighted-average interest rates on borrowings under the revolving line of credit were 7.85% and 6 1/4 %, respectively. The interest rates result from a combination of borrowings based on LIBOR and the prime rate as set forth in the loan documents. At December 31, 2005 and 2004, the loans outstanding under the revolving line of credit were classified as short-term debt because the revolving line of credit required that the Company's cash receipts be automatically used to reduce loans outstanding under the revolving line of credit on a daily basis, by means of a lock-box sweep arrangement, and the lender had the ability to modify certain terms of the revolving line of credit without the Company's approval. All loans and reimbursement obligations with respect to letters of credit under the revolving line of credit are secured by first priority liens on substantially all of the Company's assets other than real estate.

     EQUIPMENT TERM LOANS

     The equipment term loans are payable in aggregate monthly installments of $200,000, with interest at the prime rate plus 4 3/4%. At December 31, 2005, the interest rate on the equipment term loans was 12.0%. The unpaid balance of the equipment term loans is payable on June 30, 2006, unless the revolving line of credit is extended. As a result, the Company has classified the equipment term loans as current liabilities in its consolidated balance sheet at December 31, 2005. The equipment term loans are secured by first priority liens on substantially all of the Company's assets other than real estate.

     REAL ESTATE TERM LOAN

     The real estate term loan is payable in monthly installments of $108,000 through June 1, 2006, with the remaining balance due on June 30, 2006. The Company has the option to extend the loan to June 30, 2007, on the same terms, provided that the revolving line of credit is also extended from June 30, 2006, to June 30, 2007. The Company has classified the real estate term loan as a current liability in its consolidated balance sheet at December 31, 2005. The real estate term loan bears interest at the prime rate plus 5%, subject to a minimum rate of 9 1/4%, and requires the Company to pay a fee of $216,000 on each anniversary of the closing date. At December 31, 2005, the interest rate on the real estate term loan was 12.25%. The real estate term loan is secured by first mortgages on substantially all of the Company's real estate and by second priority liens on substantially all of the Company's other assets. The real estate term loan contains a provision that permits the lender to accelerate the loan if there is a material adverse change in the Company's financial condition, business, or operating performance. On October 28, 2005,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company sold its land and building in LaGrange, Georgia, and received net proceeds of $1,882,000, which were used to reduce the real estate term loan.

     CAPITAL LEASES

     Capital leases relate to the purchase of equipment used in the Company's manufacturing operations. At December 31, 2005, the Company's consolidated balance sheet included equipment held under capital leases with a cost of $196,000 and related accumulated amortization of $58,000. The future minimum lease payments under the capital leases are set forth below under the heading "Scheduled Maturities of Long-Term Debt." Amortization of assets recorded as capital leases is included in depreciation expense.

     INCREASING RATE NOTE

     The Increasing Rate Note is an unsecured obligation of the Company that is senior in right of payment to the 12% Senior Subordinated Notes, the 12 3/4% Senior Subordinated Notes, and the 13% Junior Subordinated Notes. The Increasing Rate Note matures on June 30, 2007. Interest is payable monthly at the rate of 14.4% per annum (the "Cash Rate"). In lieu of paying the Cash Rate, the Company has the option to pay interest at the rate of 12% in cash and an additional 4.8% in additional Increasing Rate Notes (the "PIK Rate"). On September 1, 2006, the Cash Rate and the PIK Rate will increase by up to 0.6 percentage points and 1.2 percentage points, respectively. The exact amount of the increase will depend upon the principal amount of the Increasing Rate Note then outstanding.

     12 3/4% SENIOR SUBORDINATED NOTES

     The 12 3/4% Senior Subordinated Notes matured on February 1, 2000, and are unsecured obligations of the Company that are subordinated to all of the Company's existing and future senior debt. In December 2003, 99.3% of the 12 3/4% Senior Subordinated Notes then outstanding were exchanged for units consisting of 12% Senior Subordinated Notes and warrants to purchase common stock. The remaining $158,000 of 12 3/4% Senior Subordinated Notes that did not participate in the exchange remained outstanding. In April 2005, the Company repurchased $133,000 principal amount of the 12 3/4% Senior Subordinated Notes, together with accrued interest thereon of $97,000, for $153,000. As a result, the Company recorded a pre-tax gain on the repurchase of $77,000. On March 3, 2006, the Company repurchased the remaining $25,000 principal amount of its 12 3/4% Senior Subordinated Notes together with accrued interest thereon for $48,000 resulting in a loss of $3,000.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes. Interest on the 13% Junior Subordinated Note is payable quarterly on February 1, May 1, August 1, and November 1.

     SERIES B PREFERRED STOCK

     At December 31, 2005, there were outstanding 3,300 shares of the Company's $8 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), par value $100 per share, with a carrying value of $644,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company failed to make scheduled redemptions in the aggregate amount of $540,000 on November 30 in each of the years 2000 through 2005.

     During 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"), which established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer that have characteristics of both liabilities and equity. As a result of the adoption of FAS 150, the Company began to classify the Series B Preferred Stock as debt in the consolidated financial statements and recognized a charge of $247,000 to increase the carrying value of the Series B Preferred Stock to its fair value. Subsequent to adoption, increases in the fair value of the Series B Preferred Stock and payments of quarterly dividends have been recorded by monthly charges to interest expense.

     NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company did not purchase equipment under capitalized lease obligations during 2005 but did make such purchases in the amounts of $144,000 and $720,000, during 2004 and 2003, respectively, and obtained seller financing for the purchase of equipment in the aggregate amount of $198,000 in 2004.

     RESTRICTIVE COVENANTS

     The agreements governing the revolving line of credit, equipment term loans, and real estate term loan contain financial covenants that require the Company to maintain specified financial ratios as of the end of specified periods, including minimum levels of fixed charge coverage, net worth, and earnings before interest, taxes, depreciation and amortization ("EBITDA"), and a maximum ratio of secured debt to EBITDA. The agreements also contain covenants that limit the Company's unfinanced capital expenditures to $6,250,000 per annum and limit the amount of new secured financing that it can incur for the purchase of plant and equipment to $2,500,000 per annum. The agreements also contain covenants that place restrictions on its business and operations, including limitations on the sale of all or substantially all of its assets, the repurchase of common stock for treasury, the redemption of preferred stock, and the payment of cash dividends.

     From time to time, the Company's secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in its various financing agreements in order to maintain or otherwise ensure the Company's current or future compliance. The covenants contained in the Company's

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

secured financing agreements were amended on three separate occasions during 2005. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their financing agreements to be due and payable immediately.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that, at December 31, 2005, the fair values of the loans outstanding under the revolving line of credit, the equipment term loans, and the real estate term loan approximated the principal amounts of such loans.

     In October 2004, the Company repurchased a total of $8,264,000 principal amount of its 12% Senior Subordinated Notes plus interest accrued thereon at an aggregate cost of $2,892,000. In April 2005, the Company repurchased $133,000 principal amount of its 12 3/4% Senior Subordinated Notes plus accrued interest thereon at an aggregate cost of $153,000. In April 2005, the Chairman of the Board of the Company purchased, for his own account, $2,096,000 principal amount of the Company's 12% Senior Subordinated Notes plus accrued interest thereon at an aggregate cost of $629,000. The Company is aware of other trading activity in the 12% Senior Subordinated Notes during 2005, but it does not know the details of those trades. Because of the limited trading in the Company's debt securities, the Company is unable to express an opinion as to the current fair market value of the 12% Senior Subordinated Notes, the 12 3/4% Senior Subordinated Notes, the 13% Junior Subordinated Note, the Increasing Rate Note, or the Series B Preferred Stock.

     FINANCIAL LEVERAGE AND LIQUIDITY

     The Company operates with substantial financial leverage and limited liquidity. Aggregate indebtedness as of December 31, 2005 and 2004, totaled $67,549,000 and $78,365,000, respectively. Assuming that the company refinances its secured loans on the terms set forth in Note 1, under the caption titled "Basis of Presentation," the Company estimates that during 2006, interest and scheduled principal payments would be approximately $7,900,000 and $1,750,000, respectively.

     CASH INTEREST PAID

     Cash interest paid, including interest expense allocated to discontinued operations, during 2005, 2004, and 2003 totaled $8,196,000, $7,144,000, and
$2,122,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SCHEDULED MATURITIES OF LONG-TERM DEBT

     Scheduled maturities of long-term debt and capital lease obligations for the years ending December 31 are listed below (dollar amounts in thousands):

                                LONG-TERM   CAPITAL
                                   DEBT      LEASES    TOTAL
                                ---------   -------   -------
                      2006       $13,944      $81     $14,025
                      2007         7,011        4       7,015
                      2008             6       --           6
                      2009        34,524       --      34,524
                                 -------      ---     -------
                                 $55,485      $85     $55,570
                                 =======      ===     =======

NOTE 5 -- COMMON STOCK, WARRANTS, AND OTHER EQUITY SECURITIES

     COMMON STOCK, $.25 PAR VALUE

     At each of December 31, 2005, 2004, and 2003, there were 4,931,767 shares of the Company's common stock outstanding and 48,889 shares reserved for issuance on the conversion of the Series B Preferred Stock.

     On January 26, 2006, the Compensation Committee of the Company's Board of Directors awarded to a key employee of the Company, under the 2005 Stock Award Plan, 50,000 shares of restricted common stock, all of which represented authorized but previously unissued shares.

     WARRANTS

     At each of December 31, 2005 and 2004, there were 345,237 warrants outstanding, each of which entitles the holder to purchase one share of the Company's common stock for $3.50 from August 1, 2005, through August 1, 2009. Because the exercise price of the warrants substantially exceeded the market price of the Company's common stock at the date of issuance, the Company concluded that the warrants had negligible value.

     OTHER AUTHORIZED PREFERRED STOCK

     The Company's restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and 2,500,000 shares of other preferred stock having a par value of $1 per share. No shares of either of these classes of preferred stock have been issued.

NOTE 6 -- EMPLOYEE BENEFIT PLANS

     RETIREMENT AND SAVINGS PLAN

     The Company maintains a retirement and savings plan pursuant to Section 401 of the Internal Revenue Code (a "401(k) plan"). All employees of the Company are entitled to participate in the 401(k)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan after meeting the eligibility requirements. Effective January 1, 2003, employees may generally contribute up to 60% of their annual compensation but not more than prescribed dollar amounts established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee's compensation, are matched 50% by the Company. During 2005, 2004, and 2003, matching contributions made by the Company totaled $456,000, $507,000, and $504,000, respectively. Company contributions to the 401(k) plan vest at a rate of 20% per year commencing after the participant's second year of service; the participant becomes fully vested after six years of service.

     INCENTIVE COMPENSATION PLAN

     The Company has an incentive compensation plan that provides for the payment of annual cash bonus awards to certain officers and key employees of the Company if specified targets are met. The Compensation Committee of the Company's Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the incentive compensation plan and approves the cash bonus awards. Bonus awards for eligible divisional employees are typically based upon the attainment of predetermined targets for earnings before interest, taxes, depreciation, and amortization ("EBITDA") at each division. Bonus awards for corporate officers are typically based upon the attainment of predetermined consolidated EBITDA targets. The consolidated financial statements do not include a provision for bonuses in 2005 but do include provisions for bonuses totaling $641,000 and $569,000 in 2004 and 2003, respectively.

     2005 STOCK AWARD PLAN

     The Company also has a plan that permits it to award incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock, performance shares, and performance units to directors, employees, or consultants of the Company (the "2005 Stock Award Plan" or the "Plan"). Under the Plan, the maximum number of shares of Common Stock that may be granted or optioned to eligible participants is 400,000 and the maximum aggregate grant to any eligible participant in a fiscal year is as follows:

          Stock options: 50,000 shares

          Stock appreciation rights: 50,000 shares

          Restricted stock: 50,000 shares

          Performance shares: fair market value of 50,000 shares

          Performance units: fair market value up to $100,000

     In January 2006, the Compensation Committee awarded 50,000 nontransferable shares of restricted common stock of the Company to a key employee of the Company, under the 2005 Stock Award Plan. The price per common share on the date the shares were granted was $0.75 per share. Compensation expense equal to the market value of the shares on the date of grant will be charged to earnings over the vesting period of the shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company maintains programs to fund certain costs related to a prescription drug card program for a closed group of retirees of one of its former divisions and to fund limited medical costs for certain retirees of one of its divisions. At December 31, 2005, the Company's accumulated postretirement benefit obligation totaled $307,000. Prior to January 1, 2004, the Company amortized its transition obligation over the remaining life expectancy of the participants, which equated to an annual rate of $23,000. Effective January 1, 2004, the Company revised the life expectancy of the participants in the prescription drug program and, as a result, began to amortize its unamortized transition obligation at the rate of $20,000 per year. The Company measures its post-retirement benefit obligation on January 1 of each year.

     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act") became law on December 8, 2003. The Act provides for prescription drug benefits under Medicare Part D and contains a federal subsidy, effective January 1, 2006, to plan sponsors who provide actuarially equivalent prescription drug benefits to retirees. Although the Company has determined that the prescription drug benefits it offers to a closed group of retirees is actuarially equivalent to the prescription drug benefit offered under Medicare Part D, because of the limited size of the group eligible to receive the Company's prescription drug benefits (16 as of December 31, 2005), the Company has determined that it is not economical to apply for the Medicare Part D subsidy. During 2005 and 2004, the Company paid $13,000 and $14,000, respectively, for retiree prescription drug benefits.

     A reconciliation of the changes in the Company's post-retirement benefit obligations at December 31, 2005 and 2004, is set forth below (dollar amounts in thousands):

                                                                        DECEMBER 31
                                                                        -----------
                                                                        2005   2004
                                                                        ----   ----
Accumulated postretirement benefit obligation at beginning of year      $322   $332
   Interest cost                                                          18     19
   Benefits paid                                                         (33)   (36)
   Actuarial loss                                                         --      7
                                                                        ----   ----
Accumulated postretirement benefit obligation at end of year             307    322
   Plan assets at fair market value                                       --     --
                                                                        ----   ----
Unfunded accumulated postretirement benefit obligation at end of year    307    322
   Unrecognized transition obligation                                    (59)   (79)
   Unrecognized net gain                                                  48     52
                                                                        ----   ----
      Accrued benefit cost                                              $296   $295
                                                                        ====   ====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net annual postretirement benefit costs for 2005, 2004, and 2003, are summarized below (dollar amounts in thousands):

                                             YEARS ENDED DECEMBER 31
                                             -----------------------
                                                2005   2004   2003
                                                ----   ----   ----
Interest cost                                    $18    $19    $26
Net amortization and deferral                     15     15     22
                                                 ---    ---    ---
   Net annual postretirement benefit cost        $33    $34    $48
                                                 ===    ===    ===

     The weighted-average annual rate of increase in the per capita cost of covered benefits for the prescription drug card program is assumed to be 10% in 2006 and is projected to decrease gradually to 5% in 2013. Changing the assumed rate of increase in the prescription drug cost by one percentage point in each year would not have a significant effect on the accumulated postretirement benefit obligation. The Company's program to fund certain insurance premiums for retirees of one of its divisions has a defined dollar benefit and is therefore unaffected by increases in health care costs. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 2005 and 2004, was 5.75% and 6%, respectively.

NOTE 7 -- INCOME TAXES

     Income taxes are accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     The components of the provisions for income taxes related to continuing operations in 2005, 2004, and 2003, are set forth below (dollar amounts in thousands):

                                            YEARS ENDED DECEMBER 31
                                            -----------------------
                                               2005    2004   2003
                                              -----   -----   ----
Current:
   Federal                                    $(334)  $(328)   $--
   State                                         35     132     76
                                              -----   -----    ---
                                               (299)   (196)    76
Deferred:
   Federal                                       --      --     --
                                              -----   -----    ---
      Income tax provision (benefit)          $(299)  $(196)   $76
                                              =====   =====    ===

     The federal income tax benefit recognized by the Company's continuing operations in 2005, results from the recognition of an offsetting amount of federal income tax expense by the Company's discontinued operations in 2005. See
Note 13, "Discontinued Operations." The federal income tax benefit recorded during 2004, consisted of an adjustment of previously recorded federal income tax liabilities.

     Income taxes paid during 2005, 2004, and 2003 totaled $75,000, $84,000, and $103,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The difference between the Company's income tax provision (benefit) for income (loss) from continuing operations in 2005, 2004, and 2003 and the income taxes that would have been payable at the federal statutory rate for income
(loss) from continuing operations is reconciled as follows (dollar amounts in thousands):

                                              YEARS ENDED DECEMBER 31
                                             -------------------------
                                               2005      2004     2003
                                             -------   -------   -----
Federal statutory income tax provision       $(1,607)  $ 1,564   $(501)
Change in valuation allowance                  1,265    (1,542)    718
Adjustment of tax liabilities                     --      (328)     --
Nondeductible goodwill                            --        --      16
State income taxes, net of federal benefit        23        87      50
Other                                             20        23    (207)
                                             -------   -------   -----
   Income tax provision (benefit)            $  (299)  $  (196)  $  76
                                             =======   =======   =====

     The following table sets forth the Company's deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 (dollar amounts in thousands):

                                                            DECEMBER 31
                                                        ------------------
                                                          2005       2004
                                                        --------   -------
Deferred tax assets:
   Net operating losses and tax credit carryforwards:
      Federal net operating losses                      $  7,475   $ 5,566
      State net operating losses                           1,915     1,852
      Federal alternative minimum taxes                      864       864
      Investment tax credit                                  100       100
      Other tax credit                                        81        81
                                                        --------   -------
         Total tax carryforwards                          10,435     8,463
   Deductible temporary differences:
      Impairment of long-lived assets                        175       693
      Accounts receivable and inventory reserves             385       470
      Tax inventory over book                                220       193
      Compensation accruals                                  531       542
      Other accruals                                         434       398
      Other                                                  139       129
                                                        --------   -------
         Total deferred tax assets                        12,319    10,888
   Valuation allowance                                   (10,139)   (8,121)
                                                        --------   -------
         Net deferred tax assets                           2,180     2,767
Deferred tax liabilities: Tax over book depreciation      (2,180)    2,767
                                                        --------   -------
         Net deferred taxes                             $     --   $    --
                                                        ========   =======

     During 2005, the Company's valuation allowance increased by $2,018,000, primarily due to the net loss reported by the Company for 2005.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2005, the Company had (1) net operating loss carryforwards for federal income tax purposes of $21,986,000, which expire in the years 2006 through 2015, (2) alternative minimum tax net operating loss carryforwards of $17,319,000, which can be used to reduce future taxable income for purposes of calculating alternative minimum taxable income, if any, without any time limitation, and (3) alternative minimum tax credit carryforwards of $864,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitation. During 2005, none of the Company's net operating loss carryforwards expired.

     The expiration of the Company's federal net operating loss carryforwards by year of expiration is set forth in the table below (dollar amounts in thousands):

2006                                  $   478
2007                                    1,246
2008                                       --
2009                                       --
2010                                       --
Thereafter                             20,262
                                      -------
   Total federal net operating loss
      carryforwards                   $21,986
                                      =======

NOTE 8 -- SEGMENTS

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

     The accounting policies of the Company's operating segments are the same as those described in Note 1, "Summary of Significant Accounting Policies," except that debt, deferred financing expenses, interest expense, and income tax expense are excluded from segment reporting. Also, expenses that are

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not considered direct expenses of the Rubber Group or the Metals Group are not allocated to those segments.

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

     INDUSTRY CONCENTRATION; RELIANCE ON LARGE CUSTOMERS AND CREDIT RISK

     During 2005, 2004, and 2003, net sales from continuing operations to customers in the automotive industry totaled $83,577,000, $97,902,000, and $97,146,000, respectively, which represented 86.3%, 88.7%, and 85.8%, respectively, of the Company's net sales. At December 31, 2005 and 2004, accounts receivable from automotive industry customers totaled $11,568,000 and $15,248,000, respectively. The Company operates primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a sudden and adverse effect on the operating results and financial condition of the Company's customers, and, in turn, on the collectibility of the Company's accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of customer financial statements, and discussions with customer management as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations. The Company generally does not require collateral from its customers to support the extension of trade credit. At December 31, 2005 and 2004, the Company had reserves for credit losses of $697,000 and $537,000, respectively. At December 31, 2005 and 2004, accounts receivable from automotive industry customers of discontinued operations totaled $47,000 and $1,227,000, respectively.

     During 2005, 2004, and 2003, the Company's net sales to Delphi Corporation, totaled $17,426,000, $23,413,000, and $24,591,000. Substantially all of the
Company's net sales to Delphi during the three years ended December 31, 2005, were made by the Rubber Group. Sales to Delphi in 2005, 2004, and 2003, represented 18.0%, 21.2%, and 21.7%, respectively, of the Company's consolidated net sales and 20.5%, 23.5%, and 23.8%, respectively, of the Rubber Group's net sales. At December 31, 2005, 2004, and 2003, accounts receivable due from Delphi represented 5.2%, 23.8%, and 23.3% of the Company's accounts receivable, respectively. During 2005, 2004, and 2003 net sales to General Cable Corporation totaled $10,971,000, $11,636,000, and $11,802,000, which represented 11.3%,
10.5%, and 10.4%, respectively, of the Company's consolidated net sales and 12.9%, 11.7%, and 11.4%, respectively, of the Rubber Group's net sales. No other customer accounted for more than 10% of the Company's net sales during 2005, 2004, or 2003. The three largest customers of the Rubber Group accounted for 42.9% of the Rubber Group's net sales and 29.0% of the Company's accounts receivable at December 31, 2005. The three largest customers of the Metals Group accounted for 61.1% of the Metals Group's net sales and 11.7% of the Company's accounts receivable at December 31, 2005. Loss of a significant amount of business from Delphi, General Cable, or any of the Company's other large customers would have a material adverse effect on the Company if such business were not substantially replaced by additional business from existing or new customers.

     In October 2005, Delphi filed for protection from its creditors under chapter 11 of the federal bankruptcy code. The unpaid, outstanding pre-petition accounts receivable from Delphi totaled

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $300,000. The Company believes that these claims will qualify as reclamation claims that should be accorded priority ahead of general unsecured claims. The Company believes that its reserve for uncollectible accounts receivable is adequate; however, the Company's results of operations could be materially adversely affected if any of the Company's other large customers experience financial difficulties that cause them to delay or fail to make payments for goods sold to them.

     Net sales to Delphi Packard Electric Systems, a business unit of Delphi Corporation, of connector seals for automotive wiring harnesses totaled $11,527,000, $19,802,000, and $20,227,000 during 2005, 2004, and 2003, respectively. For 2004 and 2003, substantially all of the connector seals that the Company sold to Delphi were sold pursuant to a supply agreement that was scheduled to expire on December 31, 2004. During 2005, Delphi Packard in-sourced 34 high-volume connector seals that had been produced by the Company's connector seals division. The majority of in-sourced parts were taken over by Delphi Packard on January 1, 2005, although several parts were taken over at various times during the first half of 2005. Effective January 1, 2005, Delphi Packard and the connector seals division entered into an agreement pursuant to which Delphi Packard agreed to purchase from the division 100% of its requirements through December 31, 2009, for all connector seals not designated to be in-sourced. Pursuant to the agreement, the connector seals division received price increases on a majority of the connector seals covered by the new agreement, which offset a substantial portion of the profit lost due to the in-sourcing. The Company has restructured the operations of the connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of the connector seals division included the closing of its LaGrange, Georgia, manufacturing facility and the consolidation of all connector seal manufacturing at its facility in Vienna, Ohio. The Company estimates that during 2005, the net effect of the Delphi Packard in-sourcing and the price increases on the remaining connector seals reduced net sales by approximately $4,370,000, but had a negligible effect on income from operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SEGMENT FINANCIAL DATA

     Information relating to the Company's operating segments and the Corporate Office at December 31, 2005, 2004, and 2003 is summarized below (dollar amounts in thousands):

                                               YEARS ENDED DECEMBER 31
                                            -----------------------------
                                              2005      2004       2003
                                            -------   --------   --------
NET SALES:
   Rubber Group                             $84,884   $ 99,565   $103,243
   Metals Group                              11,958     10,788      9,988
                                            -------   --------   --------
      Total net sales                       $96,842   $110,353   $113,231
                                            =======   ========   ========
INCOME (LOSS) FROM OPERATIONS:
   Rubber Group                             $ 7,034   $  9,865   $ 10,026
   Metals Group                                (315)    (2,788)    (1,840)
                                            -------   --------   --------
      Subtotal                                6,719      7,077      8,186
   Corporate Office                          (2,322)    (2,411)    (2,679)
                                            -------   --------   --------
      Total income from operations          $ 4,397   $  4,666   $  5,507
                                            =======   ========   ========
DEPRECIATION AND AMORTIZATION(1):
   Rubber Group                             $ 7,226   $  6,929   $  7,121
   Metals Group                               1,138      1,476      1,796
                                            -------   --------   --------
      Subtotal                                8,364      8,405      8,917
   Corporate Office                              10         39         38
                                            -------   --------   --------
      Total depreciation and amortization   $ 8,374   $  8,444   $  8,955
                                            =======   ========   ========
CAPITAL EXPENDITURES(2):
   Rubber Group                             $ 3,034   $  5,277   $  4,873
   Metals Group                                 292        773        799
                                            -------   --------   --------
      Subtotal                                3,326      6,050      5,672
   Corporate Office                               4          7         14
                                            -------   --------   --------
      Total capital expenditures            $ 3,330   $  6,057   $  5,686
                                            =======   ========   ========

                                            DEC. 31,   DEC. 31,   DEC. 31,
                                              2005       2004       2003
                                            --------   --------   --------
ASSETS:
Rubber Group                                $50,412    $60,377   $61,953
Metals Group                                  7,692      9,872    10,231
                                            -------    -------   -------
   Subtotal                                  58,104     70,249    72,184
Corporate Office                              2,511      3,352     4,111
                                            -------    -------   -------
   Total assets(3)                          $60,615    $73,601   $76,295
                                            =======    =======   =======

(1) Excludes amortization of deferred financing expenses, which totaled $1,315,000, $1,098,000, and $610,000, during 2005, 2004, and 2003, respectively, and which is included in interest expense in the consolidated financial statements.

(2) Capital expenditures for 2004 included $144,000 of equipment purchased under capitalized lease obligations and $198,000 of equipment acquired with seller-provided financing. Capital expenditures for 2003 included $720,000 of equipment purchased under capitalized lease obligations.

(3) At December 31, 2005, 2004, and 2003 the assets of discontinued operations totaled $1,728,000, $4,776,000, and $7,392,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -- NET INCOME (LOSS) PER COMMON SHARE

     The calculations of basic and diluted net income or loss per common share for 2005, 2004, and 2003, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company's common stock were not dilutive. As a result, the weighted average number of outstanding common shares used in the calculation of net income (loss) per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants.

     During 2003, the Company's loss per share calculation reflected $106,000 of dividends on the Series B Preferred Stock. Dividends on and increases in fair value of the Series B preferred stock subsequent to the adoption of FAS 150 by the Company on July 1, 2003, are classified as interest expense in the Company's consolidated statements of operations.

                                                               YEARS ENDED DECEMBER 31
                                                             ---------------------------
                                                               2005      2004      2003
                                                             -------   -------   -------
Numerator for basic and diluted earnings per share:
   Income (loss) from continuing operations before
      deducting preferred stock dividends                    $(4,427)  $ 4,798   $(1,549)
   Less: Preferred stock dividends                                --        --       106
                                                             -------   -------   -------
   Income (loss) from continuing operations after
      deducting preferred stock dividends                     (4,427)    4,798    (1,655)
   Income (loss) from discontinued operations                    644    (3,208)   (4,653)
   Cumulative effect of change in accounting principle            --        --      (247)
                                                             -------   -------   -------
   Net income (loss) applicable to common stockholders        (3,783)    1,590    (6,555)
                                                             =======   =======   =======
Denominator: Weighted average shares outstanding             $ 4,932   $ 4,932   $ 4,832
                                                             =======   =======   =======
Basic and diluted income (loss) per share of common stock:
   Continuing operations                                     $ (0.90)  $  0.97   $ (0.35)
   Discontinued operations                                      0.13     (0.65)    (0.96)
   Cumulative effect of change in accounting principle            --        --     (0.05)
                                                             -------   -------   -------
   Net income (loss)                                         $ (0.77)  $  0.32   $ (1.36)
                                                             =======   =======   =======

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     PURCHASE COMMITMENTS

     At December 31, 2005, the Company had $400,000 of unrecorded commitments outstanding to purchase equipment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     LEASES

     The Company is lessee under various operating leases relating to storage and office space, temporary office units, and equipment. Total rent expense under operating leases from continuing operations aggregated $438,000, $440,000, and $395,000 for 2005, 2004, and 2003, respectively. At December 31, 2005, future minimum lease commitments under noncancelable operating leases of continuing operations totaled $195,000, $64,000, and $54,000 for 2006, 2007, and 2008, respectively. Commitments subsequent to 2008 are not significant.

     LEGAL ACTIONS

     The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. It is the Company's policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may in the future be a party are at various stages of completion. Although there can be no assurance as to the outcome of existing or potential litigation, the Company believes, based upon the information currently available to it, that the outcome of such actions will not have a material adverse effect upon its results of operations or financial condition.

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

NOTE 11 -- RELATED PARTIES

     The Chairman of the Board and the President of the Company are the Company's two largest stockholders, with beneficial ownership of 33.0% and 28.0%, respectively, of the Company's common stock. They are also the holders of the 13% Junior Subordinated Note, and, together with affiliates and associates, the holders of $4,927,000 principal amount of 12% Senior Subordinated Notes and 49,270 warrants to purchase common stock. In December 2003, they converted accrued interest of $235,000 on the Company's junior subordinated notes into 103,731 shares of common stock.

     In 2005 and 2004, the Chairman of the Board and the President of the Company, through an investment banking firm of which they are the only partners, were paid $700,000 to provide management and investment banking services. During 2003, the Company paid them fees of $500,000. Additionally, Messrs. Delano and Lubin may receive incentive compensation tied to the Company's operating performance and other compensation for specific transactions completed by the Company with their assistance. The Company also reimburses their firm for certain out-of-pocket expenses. During 2005,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004, and 2003, the Company reimbursed their firm for expenses of $110,000, $163,000, and $200,000, respectively.

     For more information on the compensation of the Company's executive officers, refer to the Company's proxy statement to be issued and filed during April, 2006 in connection with the Company's Annual Meeting of Stockholders.

NOTE 12 -- GAIN ON THE REPURCHASE OF DEBT

     During 2005 and 2004, the Company recognized $77,000 and $8,598,000, respectively, of pre-tax gains on the repurchase of its debt.

     REPURCHASE OF 12 3/4% SENIOR SUBORDINATED NOTES

     During 2005, the Company repurchased $133,000 principal amount of 12 3/4% Senior Subordinated Notes, together with accrued interest thereon of $97,000, for $153,000, and recorded a $77,000 pre-tax gain.

     REPURCHASE OF 10 1/2% SENIOR, UNSECURED NOTE

     During 2004, the Company repurchased its $7,500,000 10 1/2% senior, unsecured note together with accrued interest thereon for $5,810,000 and recorded a $3,252,000 pre-tax gain.

     REPURCHASE OF 12% SENIOR SUBORDINATED NOTES

     During 2004, the Company repurchased $8,264,000 principal amount of its 12% Senior Subordinated Notes together with accrued interest thereon at an aggregate cost of $2,892,000. After the write-off of deferred financing expenses of $192,000, the Company recorded a $5,346,000 pre-tax gain.

NOTE 13 -- DISCONTINUED OPERATIONS

     During 2004, the Company committed to a plan to discontinue the operations of its die casting division and initiated a program to sell the division. Accordingly, the results of operations, assets, liabilities, and cash flows of the die casting division have been classified as discontinued operations in the consolidated financial statements.

     In August, 2005, the Company sold substantially all of the die casting division's equipment and remaining inventory and certain other assets for $2,452,000 in cash and a 10% unsecured promissory note in the principal amount of $200,000, payable on April 30, 2008. As a result, the Company recorded a pretax gain on the sale of the division's assets of $568,000. The net proceeds of the sale were used to pay down the equipment term loans and the loans under the revolving line of credit. As a result of the sale and in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during 2005, the Company increased the fair value of the die casting equipment by $542,000, which equaled the previously recognized equipment impairment charge recorded when the die casting division was reclassified as discontinued operations. The increase in fair value is included in income from discontinued operations for 2005.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In accordance with Financial Accounting Standards Board Emerging Issue Task force Abstract No. 87-24, "Allocation of Interest to Discontinued Operations" ("EITF 87-24"), the Company has allocated interest to the discontinued operations based on the amount and the terms of the debt that was or will be required to be repaid using management's estimate of the proceeds realized or to be realized on the actual or possible sale of the die casting assets. No allocation was made to the die casting division for any other interest or for any corporate office expenses. Interest expense allocated to the die casting division totaled $262,000, $241,000, and $69,000 for 2005, 2004, and 2003,
respectively.

     In connection with the sale, the purchaser has signed an agreement to lease the die casting facility from the Company for $150,000 per year. Under the lease agreement, the purchaser has an option to purchase the land and building for $1,500,000. During 2005, the Company recorded a $230,000 provision for the projected cost of certain environmental remediation at the die casting division's manufacturing facility. The provision is included in income from discontinued operations.

     The following table summarizes certain operating data of the die casting division for 2005, 2004, and 2003 (dollar amounts in thousands):

                                                                   YEARS ENDED DECEMBER 31
                                                                 --------------------------
                                                                  2005      2004      2003
                                                                 ------   -------   -------
Net sales                                                        $3,381   $ 9,096   $ 8,385
                                                                 ======   =======   =======
Income (loss) from operations before asset impairment
   charge, increase in carrying value of assets held for sale,
   gain on the sale of assets, and impairment of goodwill        $  130   $(1,372)  $(1,996)
Impairment of long-lived assets                                      --    (1,595)   (2,427)
Increase in carrying value of assets held for sale                  542        --        --
Gain on sale of assets                                              568        --        --
Impairment of goodwill                                               --        --      (161)
                                                                 ------   -------   -------
Income (loss) from discontinued operations                        1,240    (2,967)   (4,584)
Allocated interest expense                                          262       241        69
                                                                 ------   -------   -------
Income (loss) from discontinued operations before
   income taxes                                                     978    (3,208)   (4,653)
Income tax provision (1)                                            334        --        --
                                                                 ------   -------   -------
Income (loss) from discontinued operations                       $  644   $(3,208)  $(4,653)
                                                                 ======   =======   =======

(1) The income tax provision in 2005 was offset by an income tax benefit recorded in continuing operations. Income tax benefits in 2004 and 2003 were offset by provisions for valuation allowances.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth the assets and liabilities of the die casting division in the Company's consolidated balance sheets at December 31, 2005 and 2004 (dollar amounts in thousands); the liabilities reflected in the table do not include debt that is secured by assets of the division:

                                                 DECEMBER 31
                                               ---------------
                                                2005     2004
                                               ------   ------
ASSETS:
Current assets:
   Cash                                        $    1   $   --
   Accounts receivable, net                        47    1,056
   Inventories, net                                --      695
   Prepaid expenses and other current assets      206      271
                                               ------   ------
      Total current assets                        254    2,022
Plant and equipment, net                        1,474    2,754
                                               ------   ------
      Total assets                             $1,728   $4,776
                                               ======   ======
LIABILITIES:
Current liabilities:
   Accounts payable                            $  194   $  615
   Accrued expenses                               291      179
                                               ------   ------
      Total liabilities                        $  485   $  794
                                               ======   ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly unaudited financial data for the eight fiscal quarters ended December 31, 2005, is set forth below (dollar amounts in thousands, except per share amounts).

                                                       QUARTERS ENDED 2005
                                             --------------------------------------
                                             MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                             -------   -------   --------   -------
Net sales                                    $26,284   $25,294   $23,502    $21,762
                                             =======   =======   =======    =======
Gross profit                                 $ 3,122   $ 2,741   $ 1,978    $ 1,632
                                             =======   =======   =======    =======
Loss from continuing operations              $  (994)  $  (150)  $(1,857)   $(1,426)
Income (loss) from discontinued operations       294       167       411       (228)
                                             -------   -------   -------    -------
Net income (loss)                            $  (700)  $    17   $(1,446)   $(1,654)
                                             =======   =======   =======    =======
Basic and diluted income (loss) per share
   of common stock:
   Continuing operations                     $ (0.20)  $ (0.03)  $ (0.37)   $ (0.29)
   Discontinued operations                      0.06      0.03      0.08      (0.05)
                                             -------   -------   -------    -------
   Net income (loss)                         $ (0.14)  $    --   $ (0.29)   $ (0.34)
                                             =======   =======   =======    =======

                                                      QUARTERS ENDED 2004
                                            --------------------------------------
                                            MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                            -------   -------   --------   -------
Net sales                                   $30,607   $29,474   $25,880    $24,392
                                            =======   =======   =======    =======
Gross profit                                $ 4,146   $ 3,093   $ 2,817    $ 1,993
                                            =======   =======   =======    =======
Income (loss) from continuing operations    $   103   $ 2,139   $(1,194)   $ 3,750
Loss from discontinued operations              (259)     (857)   (1,525)      (567)
                                            -------   -------   -------    -------
Net income (loss)                           $  (156)  $ 1,282   $(2,719)   $ 3,183
                                            =======   =======   =======    =======
Basic and diluted income (loss) per share
   of common stock
   Continuing operations                    $  0.02   $  0.42   $ (0.25)   $  0.76
   Discontinued operations                    (0.05)    (0.16)    (0.30)     (0.11)
                                            -------   -------   -------    -------
   Net income (loss)                        $ (0.03)  $  0.26   $ (0.55)   $  0.65
                                            =======   =======   =======    =======

     Results of operations for the second and fourth quarters of 2005 include gains on the sale of assets held for sale of $1,100,000 and $571,000, respectively. Results of discontinued operations include an increase in the carrying value of assets held for sale in the amount of $542,000 for the second quarter of 2005, and a gain on the sale of assets held for sale in the amount of $568,000 for the third quarter of 2005.

     Results of the discontinued operations for the third and fourth quarters of 2004, included non-cash, pre-tax impairment charges of $928,000 and $667,000, respectively, to reduce the carrying value of the assets of the discontinued die casting division to management's estimate of the then-current fair value of such assets, which approximated the then projected proceeds to be realized on the disposition of the assets, net of selling costs.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -- PLANT CLOSINGS AND SALES OF LAND AND BUILDINGS

     In May 2005, the Metals Group sold its land and building in Casa Grande, Arizona, and received net proceeds of $2,636,000, which were applied to reduce the Company's real estate term loan. As a result, the Company recorded a pre-tax gain of $1,100,000 during the second quarter of 2005. At March 31, 2005, the property was categorized as an asset held for sale but not as part of discontinued operations. During 2005, 2004, and 2003, the operating results of the Metals Group included operating losses of $87,000, $334,000, and $559,000, respectively, incurred at the Casa Grande facility, excluding the gain on the sale of the land and building. The losses incurred at the Casa Grande facility resulted primarily from expenditures to maintain, insure, protect, and depreciate the facility.

     In October 2005, the Rubber Group sold its land and building in LaGrange, Georgia, and received net proceeds of $1,882,000, which were applied to reduce the Company's real estate term loan. As a result, the Company recorded a pre-tax gain of $571,000 on the sale of the land and building during the fourth quarter of 2005. At September 30, 2005, the land and building in LaGrange were classified as assets held for sale in the Company's consolidated balance sheet. During 2005, the Company incurred costs of $633,000 related to the closing of the facility, which are included in cost of sales on the consolidated statement of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our principal executive officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We also reviewed our internal controls and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Company's proxy statement to be issued in connection with its 2006 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Company's proxy statement to be issued in connection with its 2006 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by Item 12 is incorporated by reference to the sections entitled "Security Ownership" and "Equity Compensation Plan Information" in the Company's proxy statement to be issued in connection with its 2006 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 is incorporated by reference to the section entitled "Certain Relationships and Transactions" in the Company's proxy statement to be issued in connection with its 2006 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by Item 14 is incorporated by reference to the section entitled "Ratification of Appointment of Independent Auditors" in the Company's proxy statement to be issued in connection with its 2006 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2005.

                                     PART IV

ITEM 15. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          The consolidated financial statements of Lexington Precision Corporation and its wholly owned subsidiaries, Lexington Rubber Group, Inc. and Lexington Precision GmbH, are included in Part II, Item 8.

     2.   FINANCIAL STATEMENT SCHEDULE

          Schedule II, "Valuation and Qualifying Accounts and Reserves," is included in this Part IV, Item 15, on page 74. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or the notes thereto.

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

          10-2 Amendment Agreement dated as of April 27, 1990, between LPC and
               L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

          10-3 Lexington Precision Corporation Flexible Compensation Plan, as amended

          10-4 1986 Restricted Stock Award Plan, as amended

          10-5 Lexington Precision Corporation Retirement and Savings Plan, as amended

          10-6 Description of 2005 Compensation Arrangements with Lubin, Delano,
               & Company - filed herewith

          10-7 Corporate Office 2002 Management Cash Bonus Plan

          10-8 Recapitalization Agreement dated as of April 27, 1990, between
               LPC and L&D Woolens and exhibits thereto

          10-9 Exchange Agreement, dated as of December 18, 2003, between the
               Company and each of Michael A. Lubin and Warren Delano

          10-10 Warrant Agent Agreement, Dated as of December 18, 2003, between the Company and Wilmington Trust Company, as Warrant Agent

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

          10-15 Loan and Security Agreement, dated December 18, 2003, by and among the Company and Lexington Rubber Group, Inc., as Borrowers, Ableco Finance LLC, as Agent, and the lenders from time to time party thereto

          10-16 Pledge and Security Agreement, dated December 18, 2003, made by the Company in favor of Ableco Finance LLC, as agent

          10-17 Payoff Agreement, dated as of December 18, 2003, by and between Nomura Special Situations Investment Trust and the Company

          10-18 Amendment No. 1 to Loan and Security Agreement dated as of March
               31, 2004, by and among the Company, Lexington Rubber Group, Inc., and Ableco Finance LLC

          10-19 Amendment No. 1 to Amended and Restated Loan and Security
               Agreement dated as of March 19, 2004, by and among the Company, Lexington Rubber Group, Inc. and Congress Financial Corporation

          10-20 Amendment No. 2 to Amended and Restated Loan and Security
               Agreement dated as of August 16, 2004, by and among the Company, Lexington Rubber Group, Inc. and Congress Financial Corporation

          10-21 Amendment No. 3 to Loan and Security Agreement dated as of
               August 16, 2004, by and among the Company, Lexington Rubber Group, Inc. and Ableco Finance LLC

          10-22 Loan Agreement, dated as of September 3, 2004, by and among the Company, Lexington Rubber Group, Inc., and Cohanzick High Yield Partners, L.P.

          10-23 Term Note, dated as of September 7, 2004, made by the Company and Lexington Rubber Group, Inc., in favor of Cohanzick High Yield Partners, L.P., in the original principal amount of $7,000,000

          10-24 Waiver and consent, dated as of September 3, 2004, by Ableco
               Finance LLC in favor of the Company and Lexington Rubber Group, Inc.

          10-25 Amendment No. 3 to Amended and Restated Loan and Security
               Agreement dated as of September 3, 2004, by and among the Company, Lexington Rubber Group, Inc. and Congress Financial Corporation

          10-26* Delphi Corporation Lifetime Contract, dated as of November 22,
               2004, by and between Delphi Automotive Systems LLC and Lexington Connector Seals

          10-27 Amendment No. 4 to Amended and Restated Loan and Security
               Agreement, dated as of January 27, 2005, by and among the Company, Lexington Rubber Group, Inc. and Wachovia Bank, National Association

          10-28 Second Amended and Restated Term Promissory Note, dated January
               27, 2005, made by the Company in favor of Wachovia Bank, National Association in the principal amount of $2,944,000

          10-29 Second Amended and Restated Term Promissory Note, dated January
               27, 2005, made by Lexington Rubber Group, Inc. in favor of Wachovia Bank, National Association in the principal amount of $8,456,000

          10-30 Amendment No. 4 to Loan and Security Agreement, dated as of
               January 27, 2005, by and among the Company, Lexington Rubber Group, Inc. and Ableco Finance LLC

          10-31 Amendment No. 1 to Intercreditor Agreement, dated as of January
               27, 2005, by and between Wachovia Bank, National Association and Ableco Finance LLC

          10-32 Amendment No. 4 to Amended and Restated Loan and Security
               Agreement, dated as of January 27, 2005, by and among Lexington Precision Corporation, Lexington Rubber Group, Inc., the lenders party to the Amended and Restated Loan and Security Agreement and Wachovia Bank, National Association, as agent for the lenders

          10-33 Second Amended and Restated Term Promissory Note, dated as of
               January 27, 2005, by Lexington Precision Corporation, as debtor, payable to the order of Wachovia Bank, National Association, as agent for the lenders under the Amended and Restated Loan and Security Agreement

          10-34 Second Amended and Restated Term Promissory Note, dated as of
               January 27, 2005, by Lexington Rubber Group, Inc., as debtor, payable to the order of Wachovia Bank, National Association, as agent for the lenders under the Amended and Restated Loan and Security Agreement

          10-35 Amendment No. 4 to Loan and Security Agreement, dated as of
               January 27, 2005, by and among Lexington Precision Corporation, Lexington Rubber Group, Inc., the lenders party to the Loan and Security Agreement and Ableco Finance LLC as agent for the lenders

          10-36 Amendment No. 1 to Intercreditor Agreement, dated as of January
               27, 2005, by Wachovia Bank, National Association, as agent for the lenders under the Working Capital Loan and Security Agreement, and Ableco Finance LLC, as agent for the lenders under the Term Loan and Security Agreement

          10-37 Purchase Agreement, dated as of February 22, 2005, by and between Lexington Precision Corporation and City of Casa Grande

          10-38 Lexington Precision Corporation 2005 Stock Award Plan - incorporated by reference from Exhibit A to the Proxy Statement on Schedule 14A of Lexington Precision Corporation filed with the Securities and Exchange Commission on April 22, 2005

          10-39 Form of the Incentive Stock Option Award Agreement Pursuant to the Lexington Precision Corporation 2005 Stock Award Plan

          10-40 Form of the Non-Qualified Stock Option Award Agreement Pursuant to the Lexington Precision Corporation 2005 Stock Award Plan

          10-41 Form of the Restricted Stock Award Agreement Pursuant to the
               Lexington Precision Corporation 2005 Stock Award Plan

          10-42 Equipment Purchase Agreement dated as of August 2, 2005, between
               Lexington Precision Corporation and Premier Tool & Die Cast Corp.

          10-43 Bailment Agreement dated as of August 2, 2005, between Lexington
               Precision Corporation and Premier Tool & Die Cast Corp.

          10-44 Indemnity Agreement dated as of August 2, 2005, between
               Lexington Precision Corporation and Premier Tool & Die Cast Corp.

          10-45 Amendment No. 5 to the Loan and Security Agreement, dated as of
               June 30,, 2005, by and among the Company, Lexington Rubber Group, Inc., the lenders a party to the Loan and Security Agreement and Ableco Finance LLC, as Agent

          10-46 Amendment No. 5 to the Amended and Restated Loan and Security
               Agreement, dated as of June 30, 2005, by and among the Company, Lexington Rubber Group, Inc., the lenders a party to the Amended and Restated Loan and Security Agreement and Wachovia Bank, National Association, as Agent

          10-47 Waiver and Consent, dated as of August 2, 2005, among the Company, Lexington Rubber Group, Inc., and Ableco Finance LLC, as Lender and Agent

          10-48 Waiver and Consent, dated as of August 2, 2005, among the Company, Lexington Rubber Group, Inc, the Lenders and Wachovia Bank, National Association, as Agent

          10-49 Amendment No. 6 to the Amended and Restated Loan and Security
               Agreement, dated as of September 30, 2005, by and among the Company, Lexington Rubber

               Group, Inc, the lenders a party to the Amended and Restated Loan and Security Agreement and Wachovia Bank, National Association, as Agent

          10-50 Amendment No. 6 to Loan and Security Agreement, dated as of
               September 30, 2005, by and among the Company, Lexington Rubber Group, Inc., the lenders a party to the Loan and Security Agreement and Ableco Finance LLC, as Agent

          10-51 Amendment No. 7 to the Amended and Restated Loan and Security
               Agreement, dated as of November 3, 2005, between the Company, Lexington Rubber Group, Inc, the lenders a party to the Amended and Restated Loan and Security Agreement and Wachovia Bank, National Association, as Agent

          10-52 Lease Agreement dated as of December 31, 2005, between the
               Company and Premier Lakewood, Inc.

          10-53 Indemnity Agreement, dated as of December 31, 2005, between the
               Company and Premier Lakewood, Inc.

          10-54 Guarantee, dated as of December 31, 2005, by Premier Tool & Die
               Cast Corp. in favor of the Company

          21-1 Significant Subsidiary of Registrant - filed herewith

          31-1 Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Michael A.
               Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant - filed herewith

          31-2 Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Warren
               Delano, President and Co-Principal Executive Officer of the registrant - filed herewith

          31-3 Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Dennis J.
               Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant - filed herewith

          32-1 Certification of Michael A. Lubin, Chairman of the Board and
               Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith

          32-2 Certification of Warren Delano, President and Co-Principal
               Executive Officer of the registrant, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith

          32-3 Certification of Dennis J. Welhouse, Chief Financial Officer and
               Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith

          * Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(b)  REPORTS ON FORM 8-K

     On November 17, 2005, we filed a report on Form 8-K that included a press release dated November 17, 2005, announcing our financial results for the quarter ended September 30, 2005.

     On February 1, 2006, we filed a report on Form 8-K stating that on January 26, 2006, the Company granted 50,000 restricted shares of its common stock, $0.25 par value per share, to an employee of the Company under the terms of the Company's 2005 Stock Award Plan.

                         LEXINGTON PRECISION CORPORATION
                                AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            OF CONTINUING OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                  BALANCE AT   CHARGED TO   DEDUCTIONS    BALANCE
                                   BEGINNING    COSTS AND      FROM        AT END
                                   OF PERIOD    EXPENSES     RESERVES    OF PERIOD
                                  ----------   ----------   ----------   ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2005        $  537        $170         $ 10         $697
Year ended December 31, 2004           545         380          388          537
Year ended December 31, 2003           542         148          145          545

       INVENTORY RESERVE
Year ended December 31, 2005        $  845        $ 11         $421         $435
Year ended December 31, 2004           931         110          196          845
Year ended December 31, 2003         1,002         732          803          931

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEXINGTON PRECISION CORPORATION
                                        (Registrant)


                                        By: /s/ Warren Delano
                                            ------------------------------------
                                            Warren Delano, President

March 30, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2006:

PRINCIPAL EXECUTIVE OFFICERS AND
DIRECTORS:


/s/ Michael A. Lubin
-------------------------------------
Michael A. Lubin, Chairman of the
Board


/s/ Warren Delano
-------------------------------------
Warren Delano, President and Director


PRINCIPAL FINANCIAL AND ACCOUNTING
OFFICER:


/s/ Dennis J. Welhouse
-------------------------------------
Dennis J. Welhouse, Senior Vice
President, Chief Financial Officer,
and Secretary


DIRECTORS:


/s/ William B. Conner
-------------------------------------
William B. Conner, Director


/s/ Kenneth I. Greenstein
-------------------------------------
Kenneth I. Greenstein, Director


/s/ Joseph A. Pardo
-------------------------------------
Joseph A. Pardo, Director


/s/ Elizabeth H. Ruml
-------------------------------------
Elizabeth H. Ruml, Director