Form 10-Q
period 2006-03-31
LEXINGTON PRECISION CORP
filed 2006-06-09
CIK 12570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large Accelerated Filer ☐           Accelerated Filer ☐            Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 1, 2006, there were 4,981,767 shares of common stock of the Registrant outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

LEXINGTON PRECISION CORPORATION
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A. Risk Factors	24

Item 3. Defaults on Senior Securities	24

Item 5. Other Information	24

Item 6. Exhibits	25
EX-10.1 AMEND. NO 8 TO RESTATED LOAN AGREEMENT
EX-10.2 3RD AMEND. TO RESTATED TERM PROMISS. NOTE
EX-10.3 AMEND. NO 2 TO INTERCREDIT AGREEMENT
EX-10.4 CREDIT AND SECURITY AGREEMENT
EX-10.5 LOAN AND SECURITY AGREEMENT
EX-10.6 LOAN AND SECURITY AGREEMENT
EX-10.7 PLEDGE AGREEMENT
EX-10.8 TERMINATION AGREEMENT
EX-10.9 INTERCREDITOR AGREEMENT
EX-31.1 302 CERTIF. FOR CO-PRINCIPAL EXEC. OFFICER
EX-31.2 302 CERTIF. FOR CO-PRINCIPAL EXEC. OFFICER
EX-31.3 CERTIFICATION FOR CFO AND SECRETARY
EX-32.1 906 CERTIF. FOR CO-PRINCIPAL EXEC. OFFICER
EX-32.2 906 CERTIF. FOR CO-PRINCIPAL EXEC. OFFICER
EX-32.3 906 CERTIFICATION FOR CFO
- i -

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LEXINGTON PRECISION CORPORATION
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2006	2005
Net sales	$24,798	$26,284

Cost of sales	21,059	23,162

Gross profit	3,739	3,122

Selling and administrative expenses	1,776	1,785

Income from operations	1,963	1,337

Interest expense	(2,278)	(2,310)

Income (loss) before income taxes	(315)	(973)

Income tax provision	(15)	(21)

Income (loss) from continuing operations	(330)	(994)

Income (loss) from discontinued operations	(70)	294

Net loss	$(400)	$(700)

Basic and diluted income (loss) per share of common stock:

Continuing operations	$(0.07)	$(0.20)
Discontinued operations	(0.01)	0.06

Net loss	$(0.08)	$(0.14)

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
Consolidated Balance Sheets
(thousands of dollars)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets:

Current assets:
Cash	$15	$13
Accounts receivable, net	14,138	12,701
Inventories, net	8,155	7,784
Prepaid expenses and other current assets	933	616
Deferred income taxes	1,028	1,028
Current assets of discontinued operations	45	254

Total current assets	24,314	22,396
Plant and equipment, net	27,069	28,487
Plant and equipment of discontinued operations, net	1,454	1,474
Goodwill, net	7,623	7,623
Other assets, net	2,120	2,363

	$62,580	$62,343

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$9,281	$9,053
Accrued expenses, excluding interest	4,924	4,701
Accrued interest expense	741	849
Short-term debt	6,689	11,979
Current portion of long-term debt	3,318	14,025
Current liabilities of discontinued operations	256	485

Total current liabilities	25,209	41,092

Long-term debt, excluding current portion	58,038	41,545

Deferred income taxes	1,028	1,028

Other long-term liabilities	353	334

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 4,981,767 shares issued at March 31, 2006, and 4,931,767 shares issued at December 31, 2006	1,235	1,233
Additional paid-in-capital	13,175	13,169
Accumulated deficit	(36,458)	(36,058)

Total stockholders’ deficit	(22,048)	(21,656)

	$62,580	$62,343

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Three Months Ended
	March 31
	2006	2005
Operating activities:
Net loss	$(400)	$(700)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Net loss (income) from discontinued operations	70	(294)
Depreciation	1,776	2,052
Amortization included in operating expense	89	83
Amortization included in interest expense	358	308
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(1,437)	(1,636)
Inventories, net	(371)	52
Prepaid expenses and other current assets	(317)	277
Accounts payable	228	(312)
Accrued expenses, excluding interest	223	—
Accrued interest expense	(108)	6
Other long-term liabilities	(2)	(1)
Other	4	8

Net cash provided (used) by continuing operations	113	(157)
Net cash provided (used) by discontinued operations	(70)	637

Net cash provided by operating activities	43	480

Investing activities:
Purchases of plant and equipment	(358)	(1,345)
Proceeds from sales of plant and equipment	—	100
Expenditures for tooling owned by customers	—	(324)
Other	6	(55)

Net cash used by continuing operations	(352)	(1,624)
Net cash provided by discontinued operations	—	1

Net cash used by investing activities	(352)	(1,623)

Financing activities:
Net increase in borrowings under revolving line of credit	1,457	1,344
Proceeds from issuance of debt	—	1,500
Repayment of long-term debt	(964)	(1,424)
Payment of deferred financing expenses	(182)	(188)

Net cash provided by financing activities	311	1,232

Net increase in cash	2	89
Cash at beginning of year	13	17

Cash at end of period	$15	$106

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements do not include all the information and footnotes included in the Company’s annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the financial position of the Company at March 31, 2006, and the Company’s results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. In preparing the interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures; actual results could differ from those estimates.
     The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.
     During 2004, the Company committed to a plan to sell its die casting division. The results of operations and the assets and liabilities of the die casting division are classified as discontinued operations in the Company’s consolidated financial statements. For more information regarding discontinued operations, please refer to Note 8.
Note 2 — Inventories
     Inventories at March 31, 2006, and December 31, 2005, are set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2006	2005
Finished goods	$3,820	$3,845
Work in process	2,360	2,114
Raw material	1,975	1,825

	$8,155	$7,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Plant and Equipment
     Plant and equipment at March 31, 2006, and December 31, 2005, is set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2006	2005
Land	$1,759	$1,759
Buildings	13,318	13,318
Equipment	109,414	109,244

	124,491	124,321
Accumulated depreciation	97,422	95,834

Plant and equipment, net	$27,069	$28,487

Note 4 — Debt
     Debt at March 31, 2006, and December 31, 2005, is set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2006	2005
Short-term debt:
Revolving line of credit	$6,689	$11,954
Other	—	25

Subtotal	6,689	11,979
Current portion of long-term debt	3,318	14,025

Total short-term debt	10,007	26,004

Long-term debt:
Revolving line of credit refinanced with term loans on May 31, 2006	6,722	—
Equipment term loan	7,912	8,512
Real estate term loan	4,368	4,681
Capital lease obligations	64	85
Increasing Rate Note	7,000	7,000
Senior Subordinated Notes	34,177	34,177
Junior Subordinated Note	347	347
Series B Preferred Stock	647	644
Other	119	124

Subtotal	61,356	55,570
Less current portion	3,318	14,025

Total long-term debt	58,038	41,545

Total debt	$68,045	$67,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Extension of Maturity Date of Revolving Line of Credit and Secured Term Loans on May 2, 2006
     On May 2, 2006, the maturity dates of the Company’s revolving line of credit and secured term loans were extended from June 30, 2006, to June 30, 2007.
Refinancing of Revolving Line of Credit and Secured Term Loans on May 31, 2006
     On May 31, 2006, the Company completed a refinancing of substantially all of its secured debt. As a result of the refinancing, the Company was able to:
1.	Reduce the loans outstanding under its revolving line of credit while creating approximately $6,100,000 of additional unused availability under the line;

2.	Increase the amount of its secured term loans while reducing its monthly principal payments;

3.	Extend the maturity of the revolving line of credit and the secured term loans from June 30, 2007, to May 15, 2009; and

4.	Repay its Increasing Rate Note.
     Revolving Line of Credit
     At March 31, 2006, the Company had outstanding under its revolving line of credit $13,411,000 of loans and $2,093,000 of reimbursement obligations with respect to letters of credit. At March 31, 2006, there was $979,000 of unused availability under the revolving line of credit. At March 31, 2006, and December 31, 2005, the interest rates on borrowings under the revolving line of credit were 8.50% and 7.85%, respectively. At December 31, 2005, the loans outstanding under the revolving line of credit were classified as short-term debt because the revolving line of credit was scheduled to expire on June 30, 2006. On March 31, 2006, $6,689,000 of loans outstanding under the revolving line of credit were classified as short-term debt because the Company’s cash receipts are automatically used to reduce loans outstanding under the revolving line of credit on a daily basis and the lender has the ability to modify certain terms of the revolving line of credit without the Company’s approval and $6,722,000 of loans were classified as long-term debt because the loans were refinanced on a long-term basis on May 31, 2006.
     On May 31, 2006, the Company replaced the existing revolving line of credit with a new revolving line of credit that expires on May 15, 2009. Loans under the new revolving line of credit bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.75%. At May 31, 2006, the interest rate on loans outstanding under the new revolving line of credit was 7.86%. Revolving loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to 85% of eligible accounts receivable plus 65% of eligible inventories. Immediately following the refinancing, there was approximately $7,100,000 of unused availability under the new revolving line of credit. The Company’s obligations under the new revolving line of credit are secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Secured Term Loans
     The equipment term loan outstanding on March 31, 2006, in the principal amount of $7,912,000 was payable in monthly principal installments of $200,000 plus interest at the prime rate plus 4.75%. At March 31, 2006, the interest rate on the equipment term loan was 12.50%. On May 19, 2006, the lender advanced the Company $1,000,000 of new funds under the equipment term loan.
     On May 31, 2006, the Company refinanced the existing equipment term loan with a new $12,500,000 equipment term loan. The new equipment term loan matures on May 15, 2009, and is payable in monthly principal installments of $208,000, commencing on September 1, 2006. Interest on the new equipment term loan is payable monthly at LIBOR plus 4.50%. At May 31, 2006, the interest rate on the new equipment term loan was 9.61%. The new equipment term loan is secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.
     The real estate term loan outstanding on March 31, 2006, in the amount principal of $4,368,000 was payable in monthly installments of $108,000 plus interest at the prime rate plus 5.00%. Additionally, a fee of $216,000 was payable in December of each year until the loan was paid in full. At March 31, 2006, the interest rate on the real estate term loan was 12.75%.
     On May 31, 2006, the Company refinanced the existing real estate term loan with a new $15,000,000 real estate term loan. The new real estate term loan matures on May 15, 2009, and is payable in monthly principal installments of $61,000, commencing on September 1, 2006. Additionally, if the outstanding balance of the new real estate term loan is not reduced to $11,022,000 or less by December 31, 2007, which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments, interest payments on the Company’s subordinated debt thereafter may only be made if the unused availability under the Company’s revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. Interest on the new real estate term loan is payable monthly at (1) LIBOR plus 4.50% on $11,000,000 of the loan and (2) the prime rate plus 6.00% on $4,000,000 of the loan. At May 31, 2006, the interest rate on the new real estate term loan was 10.78%. The new real estate term loan is secured by a first priority lien on the Company’s real estate and a second priority lien on substantially all of the Company’s other assets.
     Capital Leases
     Capital leases relate to the purchase of equipment used in the Company’s manufacturing operations. At March 31, 2006, the Company’s consolidated balance sheet included equipment held under capital leases with a cost of $196,000 and related accumulated amortization of $64,000. Amortization of assets recorded as capital leases is included in depreciation expense. In connection with the refinancing of substantially all of the Company’s secured debt on May 31, 2006, capital leases with an aggregate outstanding balance of $64,000 were repaid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Increasing Rate Note
     On March 31, 2006, the outstanding principal balance of the Increasing Rate Note was $7,000,000. The Increasing Rate Note was an unsecured obligation of the Company that was senior in right of payment to the Senior Subordinated Notes and the Junior Subordinated Note. On May 31, 2006, the Increasing Rate Note was paid in full. The interest rate on the Increasing Rate Note was 13.80% from September 3, 2004, through August 31, 2005, and 14.40% from September 1, 2005, through May 31, 2006.
     Senior Subordinated Notes
The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at the rate of 12% per annum, which is payable quarterly on February 1, May 1, August 1, and November 1. The interest payment that was due on May 1, 2006, was paid on May 30, 2006. Because the Company made the May 1, 2006, interest payment within the thirty-day grace period provided for in the indenture pursuant to which the Senior Subordinated Notes were issued, there was no Event of Default as defined in the indenture.
     Junior Subordinated Note
     The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and the Senior Subordinated Notes. The Junior Subordinated Note bears interest at the rate of 13% per annum, which is payable quarterly on February 1, May 1, August 1, and November 1. The interest payment that was due on May 1, 2006, was paid on May 30, 2006. Because the Company made the May 1, 2006, interest payment within the thirty-day grace period provided for in the Junior Subordinated Note, there was no Event of Default as defined in the Junior Subordinated Note.
     Series B Preferred Stock
     At March 31, 2006, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $647,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of the debts and other liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company did not make scheduled redemptions in the aggregate amount of $540,000 during the years 2000 through 2005.
     The Series B Preferred Stock is classified as debt in the consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Non-Cash Investing and Financing Activities
     The Company did not purchase equipment under capitalized lease obligations during the three-month periods ended March 31, 2006, or March 31, 2005.
     Restrictive Covenants
     At March 31, 2006, the Company was in compliance with all covenants included in its various financing agreements.
     The agreements governing the new revolving line of credit and the new secured term loans contain covenants that (1) require the Company to maintain a minimum level of fixed charge coverage and a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), (2) limit the Company’s capital expenditures to $5,000,000, $5,500,000, and $6,000,000 per annum during the years ending December 31, 2006, 2007, and 2008, respectively, (3) limit the amount of new secured financing that it can incur for the purchase of plant and equipment to $5,000,000 during the term of the new secured financing, and (4) place certain other restrictions on the Company’s business and operations, including limitations on the sale of all or substantially all of its assets, the repurchase of common stock, the redemption of preferred stocks, and the payment of cash dividends.
     From time to time, the Company’s secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in the Company’s various loan agreements in order to maintain or otherwise ensure the Company’s current or future compliance. During 2005, covenants were amended on three occasions. In the event that the Company is not in compliance with any of its covenants in the future and its lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their loan agreements to be due and payable.
     Fair Value of Financial Instruments
     The Company believes that, at March 31, 2006, the fair values of the loans outstanding under the revolving line of credit, the equipment term loan, and the real estate term loan approximated the principal amounts of such loans.
     Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Increasing Rate Note, the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.
     Cash Interest Paid
     Cash interest paid during the three months ended March 31, 2006 and 2005, including cash interest expense allocated to discontinued operations, totaled $2,076,000 and $2,069,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Income Taxes
     At March 31, 2006, and December 31, 2005, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2006 and 2005, consisted of estimated state income taxes payable.
Note 6 — Net Loss per Common Share
     The calculations of basic and diluted net loss per common share for the three-month periods ended March 31, 2006 and 2005, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company’s common stock were not dilutive. As a result, the weighted average number of outstanding common shares used in the calculation of net loss per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants.

	Three Months Ended
	March 31
	2006	2005
Numerator — Income (loss):

Continuing operations	$(330)	$(994)
Discontinued operations	(70)	294

Net loss	$(400)	$(700)

Denominator — Weighted average shares outstanding	4,932	4,932

Basic and diluted income (loss) per share of common stock:

Continuing operations	$(0.07)	$(0.20)
Discontinued operations	(0.01)	0.06

Net loss	$(0.08)	$(0.14)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Corporate Office performs certain general administrative activities that are not a result of any activity carried on by either the Rubber Group or the Metals Group. Corporate Office expenses include the compensation and benefits of the Company’s executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, including fees related to financings, and certain insurance expenses. Assets of the Corporate Office are primarily cash, certain prepaid expenses and other miscellaneous current assets, deferred tax assets, and deferred financing expenses.
     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for the three-month periods ended March 31, 2006 and 2005, and at the end of those periods is summarized below (dollar amounts in thousands):

	Three Months Ended
	March 31
	2006	2005
Net sales:
Rubber Group	$21,709	$23,004
Metals Group	3,089	3,280

Total net sales	$24,798	$26,284

Income (loss) from operations:
Rubber Group	$2,876	$2,306
Metals Group	(274)	(304)

Subtotal	2,602	2,002
Corporate Office	(639)	(665)

Total income from operations	$1,963	$1,337

Depreciation and amortization (1):
Rubber Group	$1,632	$1,803
Metals Group	224	328

Subtotal	1,856	2,131
Corporate Office	9	4

Total depreciation and amortization	$1,865	$2,135

Capital expenditures:
Rubber Group	$295	$1,300
Metals Group	63	42

Subtotal	358	1,342
Corporate Office	—	3

Total capital expenditures	$358	$1,345

Continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Continued from prior page

	March 31,	December 31,
	2006	2005
Assets:
Rubber Group	$51,149	$50,412
Metals Group	7,487	7,692

Subtotal	58,636	58,104
Corporate Office	2,445	2,511

Total assets	$61,081	$60,615

(1)	Excludes amortization of deferred financing expenses, which totaled $358,000 and $308,000, during the three-month periods ended March 31, 2006 and 2005, respectively, and which is included in interest expense in the consolidated financial statements.
Note 8 — Discontinued Operations
     During 2004, the Company committed to a plan to discontinue the operations of its die casting division and initiated a program to sell the division. Accordingly, the results of operations, assets, liabilities, and cash flows of the die casting division have been classified as discontinued operations in the consolidated financial statements.
     In connection with the sale, in 2005, of the die casting division’s equipment, the purchaser leased the die casting facility from the Company for $150,000 per year. The lessee has an option to purchase the facility for $1,500,000. During 2005, the Company recorded a $230,000 provision for the projected cost of environmental remediation at the facility. During the three-month period ended March 31, 2006, the Company charged $14,000 of costs to the environmental reserve.
     The following table summarizes operating data of discontinued operations for the three-month periods ended March 31, 2006 and 2005 (dollar amounts in thousands):

	Three Months Ended
	March 31
	2006	2005
Net sales	$—	$2,695

Income (loss) from operations	$(22)	$367
Allocated interest expense	(48)	(73)

Income (loss) before income taxes	(70)	294
Income tax provision	—	—

Income (loss)	$(70)	$294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Subsequent Event
     On May 31, 2006, the Company completed a refinancing of substantially all of its secured debt. The refinancing consisted of the following:
1.	A new $17,500,000 revolving line of credit, which replaced the existing $20,000,000 revolving line of credit; and

2.	A new equipment term loan of $12,500,000 and a new real estate term loan of $15,000,000, the proceeds of which were utilized to:
(a)	repay the existing $8,512,000 equipment term loan;

(b)	repay the existing $4,152,000 real estate term loan;

(c)	repay $62,000 of other equipment financing;

(d)	repay the $7,000,000 Increasing Rate Note; and

(e)	reduce the loans outstanding under the revolving line of credit by $6,923,000.
     For more information about the refinancing, please refer to Note 4, “Debt.”

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
     Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:
•	increases and decreases in business awarded to us by our customers,

•	unanticipated price reductions for our products as a result of competition,

•	changes in the cost of raw materials,

•	strength or weakness in the North American automotive market,

•	financial difficulties encountered by our customers,

•	the filing by one or more of our customers for protection under the federal bankruptcy code,

•	changes in the competitive environment,

•	labor interruptions at our facilities or at our customers’ facilities,

•	unanticipated operating results,

•	changes in economic conditions,

•	changes in interest rates, and

•	our ability, or inability, to obtain financing on reasonable terms.
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
     For further discussion of risks associated with our business, please refer to our annual report on Form 10-K for the year ended December 31, 2005.
     Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.

Results of Operations — First Quarter of 2006 Versus First Quarter of 2005
     The following table sets forth our consolidated operating results for the three-month periods ended March 31, 2006 and 2005, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (dollar amounts in thousands).

	Three Months Ended March 31
	2006		2005
Net sales	$24,798	100.0%	$26,284	100.0%

Cost of sales	21,059	84.9	23,162	88.1

Gross profit	3,739	15.1	3,122	11.9

Selling and administrative expenses	1,776	7.2	1,785	6.6

Income from operations	1,963	7.9	1,337	5.2

Add back: depreciation and amortization (1)	1,865	7.5	2,135	8.1

EBITDA (2)	$3,828	15.4%	$3,472	13.2%

Net cash provided (used) by operating operating activities of continuing operations (3)	$113	0.5%	$(157)	(0.6)%

(1)	Does not include amortization of deferred financing expenses, which totaled $358,000 and $308,000, during the three-month periods ended March 31, 2006 and 2005, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(3)	The calculation of net cash provided or used by operating activities is detailed in the consolidated statements of cash flows included in our consolidated financial statements in Part I, Item 1.
     Our net sales for the first quarter of 2006 were $24,798,000, compared to net sales of $26,284,000 for the first quarter of 2005, a decrease of $1,486,000 or 5.7%. The decrease in net sales was principally a result of decreased unit sales of components, offset, in part, by price increases on selected products. EBITDA for the first quarter of 2006 was $3,828,000, or 15.4% of net sales, compared to EBITDA of $3,472,000, or 13.2% of net sales, for the first quarter of 2005. The change in EBITDA reflected a $399,000 increase in EBITDA at our Rubber Group, partially offset by a $74,000 decrease in EBITDA at our Metals Group.

     Net cash provided by our operating activities during the first quarter of 2006 totaled $113,000, compared to a use of cash of $157,000 for the first quarter of 2005. For more information about the net cash provided by our operating activities, please refer to the consolidated statements of cash flows in Part I, Item 1, and to our discussion of operating activities under the caption “Liquidity and Capital Resources” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended March 31, 2006 and 2005.
     Rubber Group
     The Rubber Group manufactures silicone and organic rubber components for automotive industry customers and, to a lesser extent, for manufacturers of medical devices. For more information regarding the end use of our products, please refer to our annual report on Form-10K for the year ended December 31, 2005.
     The following table sets forth the operating results of the Rubber Group for the three-month periods ended March 31, 2006 and 2005, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended March 31
	2006		2005
Net sales	$21,709	100.0%	$23,004	100.0%

Cost of sales	17,909	82.5	19,755	85.9

Gross profit	3,800	17.5	3,249	14.1

Selling and administrative expenses	924	4.3	943	4.1

Income from operations	2,876	13.2	2,306	10.0

Add back: depreciation and amortization	1,632	7.5	1,803	7.8

EBITDA	$4,508	20.8%	$4,109	17.9%

     During the first quarter of 2006, net sales of the Rubber Group decreased by $1,295,000, or 5.6%, compared to the first quarter of 2005. The decrease in net sales was primarily due to (1) the in-sourcing by Delphi Corporation, our largest customer, of certain connector seals that were previously manufactured by us, (2) the resourcing, as a result of price increases instituted by us, of two high-volume components unrelated to our connector seal business by Delphi during the fourth quarter of 2005, (3) decreased net sales of connector seals for automotive wire harness assemblies, which we believe resulted primarily from market share losses by the three largest domestic automobile manufacturers, (4) reduced sales to original equipment manufacturers of insulators for automotive ignition wire sets due to the end of life of certain components and the loss of certain business by one of our customers, and (5) contractual price reductions with Delphi. The factors reducing sales were partially offset by price increases negotiated with certain customers, which increased net sales by approximately $490,000. During the first quarter of 2006, the Rubber Group’s net sales to Delphi totaled $3,390,000, a decrease of $1,034,000, compared to net sales of $4,424,000 during the first quarter of 2005.

     Cost of sales as a percentage of net sales decreased to 82.5% of net sales during the first quarter of 2006, compared to 85.9% of net sales during the first quarter of 2005, primarily due to (1) the closing and sale of our unprofitable manufacturing facility in LaGrange, Georgia, and the consolidation of our connector seal production in Vienna, Ohio, (2) price increases on certain of our components, and (3) lower depreciation and amortization expense. The factors reducing cost of sales as a percentage of net sales were partially offset by the contractual price reductions with Delphi.
     Selling and administrative expenses were essentially unchanged during the first quarter of 2006 compared to the first quarter of 2005.
     During the first quarter of 2006, income from operations totaled $2,876,000, an increase of $570,000, or 24.7%, compared to the first quarter of 2005. EBITDA for the first quarter of 2006 was $4,508,000, or 20.8% of net sales, compared to $4,109,000, or 17.9% of net sales, for the first quarter of 2005.
     Metals Group
     The Metals Group machines components from aluminum, brass, and steel bars, primarily for automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the three-month periods ended March 31, 2006 and 2005, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended March 31
	2006		2005
Net sales	$3,089	100.0%	$3,280	100.0%

Cost of sales	3,150	102.0	3,407	103.9

Gross profit (loss)	(61)	(2.0)	(127)	(3.9)

Selling and administrative expenses	213	6.9	177	5.4

Loss from operations	(274)	(8.9)	(304)	(9.3)

Add back: depreciation and amortization	224	7.3	328	10.0

EBITDA	$(50)	(1.6)%	$24	0.7%

     During the first quarter of 2006, net sales decreased by $191,000, or 5.8%, compared to the first quarter of 2005. The decrease in net sales resulted primarily from inventory adjustments at several of our largest customers.
     Cost of sales as a percentage of net sales decreased to 102.0% of net sales during the first quarter of 2006 from 103.9% during the first quarter of 2005, primarily because of (1) improved efficiencies, (2) lower depreciation expense, and (3) the sale, in May 2005, of our idle facility in Casa Grande, Arizona, which incurred operating expenses of $62,000 during the first quarter of 2005, primarily to maintain, insure, protect, and depreciate the facility.

     During the first quarter of 2006 selling and administrative expenses increased to $213,000 from $177,000 during the first quarter of 2005 primarily because of the addition of two new account managers.
     During the first quarter of 2006, the loss from operations was $274,000, compared to a loss from operations of $304,000 during the first quarter of 2005. EBITDA for the first quarter of 2006 was negative $50,000 compared to positive $24,000 for the first quarter of 2005.
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
     The following table sets forth the operating results of the Corporate Office for the three-month periods ended March 31, 2006 and 2005, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	March 31
	2006	2005
Loss from operations	$(639)	$(665)

Add back: depreciation and amortization (1)	9	4

EBITDA	$(630)	$(661)

(1)	Excludes amortization of deferred financing expenses, which totaled $358,000 and $308,000 during the first quarters of 2006 and 2005, respectively, and which is included in interest expense in the consolidated financial statements.
     Corporate Office expenses decreased by $26,000 in the first quarter of 2006, primarily because of a reduction in incentive compensation expense.
     Interest Expense
     During the first quarters of 2006 and 2005, interest expense (excluding interest expense allocated to our discontinued operation of $48,000 and $73,000, respectively) totaled $2,278,000 and $2,310,000, respectively, which included amortization of deferred financing expenses of $358,000 and $308,000, respectively. Interest expense decreased in the first quarter of 2006 compared to the first quarter of 2005. Although the average aggregate amount of indebtedness outstanding decreased to approximately $68,000,000 during the first quarter of 2006 from approximately $79,000,000 during the first quarter of 2005, this reduction was substantially offset by higher rates of interest on our floating-rate indebtedness and increased amortization of deferred financing charges.

     Income Tax Provision
     At March 31, 2006, and December 31, 2005, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2006 and 2005, consisted of estimated state income taxes.
Liquidity and Capital Resources
     Operating Activities
     During the first quarter of 2006, operating activities provided net cash of $113,000. Accounts receivable increased by $1,437,000, during the first quarter of 2006, primarily because net sales during February and March of 2006 were higher than our net sales during November and December of 2005. Prepaid expenses and other current assets increased by $317,000, primarily because of an increase in the amount of unbilled tooling being manufactured or purchased by us for sale to our customers.
     Investing Activities
     During the first quarter of 2006, investing activities of our continuing operations used net cash of $352,000. Capital expenditures during the first quarter of 2006 attributable to the Rubber Group and the Metals Group totaled $295,000 and $63,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $3,557,000, $392,000, and $25,000, respectively, for the year ending December 31, 2006. At March 31, 2006, we had approximately $149,000 of unrecorded commitments outstanding to purchase equipment.
     Financing Activities
     During the first quarter of 2006, our financing activities provided $311,000 of cash.
     During the first quarter of 2006, we made $913,000 of scheduled payments on our equipment term loan and real estate term loan and paid $2,076,000 of cash interest. Financing expenses of $182,000 were capitalized.
     Liquidity
     On May 31, 2006, we completed a refinancing of substantially all of our secured debt. The refinancing consisted of the following:
1.	A new $17,500,000 revolving line of credit, which replaced the existing $20,000,000 revolving line of credit; and

2.	A new equipment term loan of $12,500,000 and a new real estate term loan of $15,000,000, the proceeds of which were utilized to:
(f)	repay the existing $8,512,000 equipment term loan;

(g)	repay the existing $4,152,000 real estate term loan;

(h)	repay $62,000 of other equipment financing;

(i)	repay the $7,000,000 Increasing Rate Note; and

(j)	reduce the loans outstanding under the revolving line of credit by $6,923,000.
     Unused availability under the revolving line of credit was approximately $1,000,000 before the refinancing and approximately $7,100,000 following the refinancing.
     Our aggregate indebtedness as of March 31, 2006, totaled $68,045,000, compared to $67,549,000 at December 31, 2005. During the period from April 1, 2006, through December 31, 2006, cash interest expense and scheduled principal payments are projected to be approximately $5,900,000 and $1,750,000, respectively.
     We had a net working capital deficit of $895,000 at March 31, 2006, compared to a net working capital deficit of $18,696,000 at December 31, 2005. The change in working capital was primarily the result of the extension of maturity dates on our term loans and the reclassification of $6,722,000 of loans outstanding under the revolving line of credit as long-term because they were refinanced on a long-term basis on May 31, 2006.
     At March 31, 2006, we had outstanding under the revolving line of credit $13,411,000 of loans and $2,093,000 of reimbursement obligations with respect to outstanding letters of credit. At March 31, 2006, we had $979,000 of unused availability under the revolving line of credit. At March 31, 2006, and December 31, 2005, the interest rates on borrowings under the revolving line of credit were 8.50% and 7.85%, respectively.
     The new revolving line of credit expires on May 15, 2009. Under the new revolving line of credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to 85% of eligible accounts receivable plus 65% of eligible inventories. Loans under the new revolving line of credit bear interest at LIBOR plus 2.75%. At May 31, 2006, the interest rate for loans outstanding under the new revolving line of credit was 7.86%. All of our obligations under the new revolving line of credit are secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.
     The equipment term loan outstanding on March 31, 2006, in the principal amount of $8,512,000 was payable in monthly principal installments of $200,000 plus interest at the prime rate plus 4.75%. At March 31, 2006, the interest rate on the equipment term loan was 12.50%. On May 19, 2006, the lender advanced to us $1,000,000 of new funds under the equipment term loan.
     On May 31, 2006, we refinanced the existing equipment term loan with a new $12,500,000 equipment term loan. The new equipment term loan matures on May 15, 2009, and is payable in monthly principal installments of $208,000, commencing on September 1, 2006. Interest on the new equipment term loan is payable monthly at LIBOR plus 4.50%. At May 31, 2006, the interest rate on the new equipment loan was 9.61%. The new equipment term loan is secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.
     The real estate term loan outstanding on March 31, 2006, in the amount principal of $4,368,000 was payable in monthly installments of $108,000 plus interest at the prime rate plus 5.00%. At March 31, 2006, the interest rate on the real estate term loan was 12.75%.
     On May 31, 2006, we refinanced the existing real estate term loan with a new $15,000,000 real estate term loan. The new real estate term loan matures on May 15, 2009, and is payable in monthly principal installments of $61,000, commencing on September 1, 2006. Additionally, if the outstanding balance of the new real estate term loan is not reduced to $11,022,000 or less by December 31, 2007, which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments, then interest payments on our subordinated debt may only be made to the extent that the unused availability under the revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. Interest on the new real estate term loan is payable monthly at (1) LIBOR plus 4.50% on $11,000,000 of the loan and (2) the prime rate plus 6.00% on $4,000,000 of the loan. At May 31, 2006, the interest rate on the new real estate loan was 10.78%. The new real estate term loan is secured by a first priority lien on our real estate and a second priority lien on substantially all of our other assets.
     The new revolving line of credit and the new secured term loans contain several financial covenants. The principal covenants are summarized below. Please refer to the financing documents for definitions of capitalized terms included below.
1.	Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is calculated by dividing Consolidated EBITDA, less Unfinanced Capital Expenditures, by Fixed Charges and is required to be not less than 1.1 to 1.0 for each of the year-to-date periods at the end of each month during 2006 and for each of the twelve-month periods ending at the end of each month from January 2007 through November 2007; and not less than 1.2 to 1.0 for each twelve-month period ending at the end of each month thereafter. We currently project that our Fixed Charge Coverage Ratio will be approximately 1.5 to 1.0 at June 30, 2006.

2.	Leverage Ratio. The Leverage Ratio is calculated by dividing Senior Debt by Consolidated EBITDA for the trailing twelve-month period and is required not to be more than 3.0 to 1.0 at the end of each quarter ending on or prior to June 30, 2007, and 2.5 to 1.0 at the end of each quarter thereafter, except that, for the quarters ended June 30 and September 30, 2006, Consolidated EBITDA shall be equal to Consolidated EBITDA recorded from January 1, 2006, through the respective measurement date, annualized. We currently project that our Leverage Ratio will be approximately 2.24 to 1.0 at June 30, 2006.
     The agreements that govern the new revolving line of credit and the new secured term loans contain covenants that (1) limit our capital expenditures to $5,000,000, $5,500,000, and $6,000,000 per annum during the years ending December 31, 2006, 2007, and 2008, respectively, (2) limit the amount of new secured financing we can incur for the purchase of plant and equipment to $5,000,000 during the term of the new secured financing, and (3) place certain other restrictions on our business and operations, including limitations on the sale of all or substantially all of our assets, the repurchase of common stock, the redemption of preferred stock, and the payment of cash dividends.

     From time to time, our secured lenders have agreed to waive, amend, or eliminate certain of the financial covenants contained in our various loan agreements in order to maintain or otherwise ensure current or future compliance. During 2005, covenants were amended on three occasions. In the event that we are not in compliance with any of our covenants in the future and our lenders do not agree to amend, waive, or eliminate those covenants, the lenders would have the right to declare the borrowings under their loan agreements to be due and payable.
     On May 30, 2006, we made the interest payments on our Senior Subordinated Notes and Junior Subordinated Notes that were due on May 1, 2006, in the amounts of $1,025,000 and $11,000, respectively. Because the payments were made within the thirty-day grace period provided for in the indenture pursuant to which the Senior Subordinated Notes were issued and in the Junior Subordinated Note there were no Events of Default as defined in the indenture pursuant to which the Senior Subordinated Notes were issued and as defined in the Junior Subordinated Note.
     We currently project that we will have adequate operating cash flow to meet all scheduled debt service and planned capital expenditures for the next twelve months. Nevertheless, the possible occurrence of any of the risks and uncertainties listed under “Overview” in this Item 7 in this Form 10-Q and “Risk Factors” in Part I, Item 1, of our Form 10-K for the year ended December 31, 2005, might cause our actual results or performance to be materially different from our projected results.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.
     At March 31, 2006, we had $25,691,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 3.25%, the prime rate plus 1.00%, the prime rate plus 4.75%, or the prime rate plus 5.00%.
     At March 31, 2006, we had outstanding $42,354,000 of fixed-rate, long-term debt with a weighted-average interest rate of 12.20%.
     We currently estimate that our monthly cash interest expense during the remaining nine months of 2006 will be approximately $650,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $29,000.
     For further information about our indebtedness, please refer to Note 4, “Debt,” and Note 9, “Subsequent Event,” to our consolidated financial statements in Part I, Item 1.
Item 4. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our principal executive officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We also reviewed our internal controls and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
     On May 31, 2006, we refinanced substantially all of our secured debt and, among other changes, extended the maturity dates of the revolving line of credit and the secured term loans to May 15, 2009. The risk factors set forth as Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2005, are modified by eliminating the first risk factor, which stated that our revolving line of credit and secured term loans were maturing on June 30, 2006, and, if we did not refinance them, we might be forced to seek relief from our creditors under chapter 11 of the federal bankruptcy code. For more information about the refinancing, please refer to the subsection entitled “Liquidity” in Part I, Item 2.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     On May 30, 2006, we made the interest payments on our Senior Subordinated Notes and Junior Subordinated Notes that were due on May 1, 2006, in the amounts of $1,025,000 and $11,000, respectively. Because the payments were made within the thirty-day grace period provided for in the indenture pursuant to which the Senior Subordinated Notes were issued and in the Junior Subordinated Note there were no Events of Default as defined in the indenture pursuant to which the Senior Subordinated Notes were issued and as defined in the Junior Subordinated Note.
     At March 31, 2006, there were outstanding 3,300 shares of our $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share with a carrying value of $647,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of our debts and other liabilities, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. We did not make scheduled redemptions in the aggregate amount of $540,000 during the years 2000 through 2005.
Item 5. OTHER INFORMATION
     On May 31, 2006, Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Rubber Group, Inc. (the “Company”), entered into a new secured lending facility with CapitalSource Finance LLC, as agent, and its affiliate, CSE Mortgage LLC, as agent. The new secured lending facility includes a revolving line of credit, an equipment term loan, and a real estate term loan.
     The revolving line of credit expires on May 15, 2009. Under the revolving line of credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to 85% of eligible accounts receivable plus 65% of eligible inventories. Loans under the revolving line of credit bear interest at LIBOR plus 2.75%.
     The equipment term loan, in the original principal amount of $12,500,000, matures on May 15, 2009, and is payable in monthly principal installments of $208,000, commencing on September 1, 2006. Interest on the equipment term loan is payable monthly at LIBOR plus 4.50%.

     The real estate term loan, in the original principal amount of $15,000,000, matures on May 15, 2009, and is payable in monthly principal installments of $61,000, commencing on September 1, 2006. Additionally, if the outstanding balance of the real estate term loan is not reduced to $11,022,000 or less by December 31, 2007, which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments, interest payments on the Company’s subordinated debt may only be made to the extent that the unused availability under the revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. Interest on the real estate term loan is payable monthly at (1) LIBOR plus 4.50% on $11,000,000 of the loan and (2) the prime rate plus 6.00% on $4,000,000 of the loan.
     All of the loans made under the new secured lending facility are secured by liens on substantially all of the Company’s assets.
     The new secured lending facility contains covenants, including covenants that require the Company to maintain certain financial ratios, which are described in the subsection entitled “Liquidity” in Part I, Item 2.
     Proceeds from the new secured lending facility were used to repay the Company’s prior secured lending facilities and the Increasing Rate Note, the terms of which are described in the Note 4, “Debt,” to our consolidated financial statements in Part I, Item 1, and to pay approximately $851,000 of financing costs, which will be capitalized and amortized over the term of the financing.
     Other than the secured lending facility, the Company and its affiliates have no material relationship with the lenders. The above description of the new secured lending facility is qualified in its entirety by the terms of the actual loan documents, which are filed as exhibits to this quarterly report on Form 10-Q.
     We are reporting about the new secured lending facility in this Part II, Item 5, rather than on a Form 8-K.
Item 6. EXHIBITS
     The following exhibits are filed herewith:

10-1	Amendment No. 8 to the Amended and Restated Loan and Security Agreement, dated as of May 18, 2006, by and among Lexington Precision Corporation (“LPC”), Lexington Rubber Group, Inc. (“LRG”), the lenders a party to the Amended and Restated Loan and Security Agreement and Wachovia Bank, National Association, as Agent.

10-2	Third Amended and Restated Term Promissory Note, dated as of May 18, 2006, by LRG, as debtor, payable to the order of Wachovia Bank, National Association, as agent for the lenders under the Amended and Restated Loan and Security Agreement.

10-3	Amendment No. 2 to Intercreditor Agreement, dated as of May 19, 2006, by Wachovia Bank, National Association, as agent for the lenders under the Working Capital Loan and Security Agreement, and Ableco Finance LLC, as agent for the lenders under the Term Loan and Security Agreement.

10-4	Credit and Security Agreement, dated as of May 31, 2006, by and among LPC and LRG, as borrowers, the lenders from time to time party thereto (the “Lenders”), CapitalSource Finance LLC, as collateral agent and administrative agent for the Lenders, and CapitalSource Finance LLC and Webster Business Credit Corporation, as co-documentation agents.

10-5	Pledge Agreement, dated as of May 31, 2006, made by LPC in favor of CapitalSource Finance LLC, as agent.

10-6	Loan and Security Agreement, dated as of May 31, 2006, by and among LPC and LRG, as borrowers, the lenders from time to time party thereto (the “Term Lenders”), and CSE Mortgage LLC, as collateral agent and administrative agent for the Term Lenders.

10-7	Pledge Agreement, dated as of May 31, 2006, made by LPC in favor of CSE Mortgage LLC, as agent.

10-8	Termination Agreement, dated as of May 31, 2006, by and among Wachovia Bank, National Association, as agent and lender, Ableco Finance LLC, as lender, LPC, LRG, and CapitalSource Finance LLC.

10-9	Intercreditor Agreement, dated as of May 31, 2006, by and between CapitalSource Finance LLC, as agent, and CSE Mortgage LLC, as agent, with the acknowledgment of LPC and LRG, as borrowers, and Webster Business Credit Corporation, CapitalSource Finance LLC, CSE Mortgage LLC, and DMD Special Situations, LLC, as lenders.

31-1	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LEXINGTON PRECISION CORPORATION
FORM 10-Q
March 31, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION (Registrant)
June 7, 2006	By:	/s/ Michael A. Lubin
Date		Michael A. Lubin
Chairman of the Board

June 7, 2006	By:	/s/ Warren Delano
Date		Warren Delano
President

June 7, 2006	By:	/s/ Dennis J. Welhouse
Date		Dennis J. Welhouse
Senior Vice President and Chief Financial Officer