Form 10-Q
period 2006-06-30
LEXINGTON PRECISION CORP
filed 2006-08-14
CIK 12570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-3252
LEXINGTON PRECISION CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	22-1830121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street, New York, NY	10022
(Address of principal executive office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2006, there were 4,981,767 shares of common stock of the Registrant outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

LEXINGTON PRECISION CORPORATION
Quarterly Report on Form 10-Q
 - i -

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LEXINGTON PRECISION CORPORATION
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net sales	$24,439	$25,294	$49,237	$51,578
Cost of sales	21,028	22,553	42,087	45,715

Gross profit	3,411	2,741	7,150	5,863
Selling and administrative expenses	1,839	1,719	3,615	3,504
Gain on sale of assets held for sale	–	1,100	–	1,100

Income from operations	1,572	2,122	3,535	3,459

Other income (expense):
Interest expense	(2,590)	(2,328)	(4,868)	(4,638)
Gain on repurchase of debt	–	77	–	77

Income (loss) before income taxes	(1,018)	(129)	(1,333)	(1,102)

Income tax provision	15	21	30	42

Income (loss) from continuing operations	(1,033)	(150)	(1,363)	(1,144)

Income (loss) from discontinued operations	(69)	167	(139)	461

Net income (loss)	$(1,102)	$17	$(1,502)	$(683)

Basic and diluted net income (loss) per share of common stock:

Continuing operations	$(0.21)	$(0.03)	$(0.27)	$(0.23)
Discontinued operations	(0.01)	0.03	(0.03)	0.09

Net income (loss)	$(0.22)	$–	$(0.30)	$(0.14)

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Balance Sheets
(thousands of dollars)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets:

Current assets:
Cash	$580	$13
Accounts receivable, net	14,851	12,701
Inventories, net	8,267	7,784
Prepaid expenses and other current assets	994	616
Deferred income taxes	1,028	1,028
Current assets of discontinued operations	25	254

Total current assets	25,745	22,396
Plant and equipment, net	26,314	28,487
Plant and equipment of discontinued operations, net	1,439	1,474
Goodwill, net	7,623	7,623
Other assets, net	2,850	2,363

	$63,971	$62,343

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$8,336	$9,053
Accrued expenses, excluding interest	5,002	4,701
Accrued interest expense	1,007	849
Short-term debt	8,262	11,979
Current portion of long-term debt	3,511	14,025
Current liabilities of discontinued operations	216	485

Total current liabilities	26,334	41,092

Long-term debt, excluding current portion	59,417	41,545

Deferred income taxes	1,028	1,028

Other long-term liabilities	340	334

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 4,981,767 shares issued at June 30, 2006,
and 4,931,767 shares issued at December 31, 2005	1,235	1,233
Additional paid-in-capital	13,177	13,169
Accumulated deficit	(37,560)	(36,058)

Total stockholders’ deficit	(23,148)	(21,656)

	$63,971	$62,343

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Six Months Ended
	June 30
	2006	2005
Operating activities:
Net loss	$(1,502)	$(683)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Net loss (income) from discontinued operations	139	(461)
Depreciation	3,530	4,107
Amortization included in cost of sales	181	165
Amortization included in interest expense	969	635
Gain on repurchase of debt	–	(77)
Gain on sale of assets held for sale	–	(1,100)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(2,150)	(1,561)
Inventories, net	(483)	592
Prepaid expenses and other current assets	(378)	621
Accounts payable	(717)	(496)
Accrued expenses, excluding interest	301	544
Accrued interest expense	158	(118)
Other long-term liabilities	6	(20)
Other	(30)	8

Net cash provided by continuing operations	24	2,156
Net cash provided (used) by discontinued operations	(144)	1,335

Net cash provided (used) by operating activities	(120)	3,491

Investing activities:
Purchases of plant and equipment	(1,200)	(2,291)
Decrease in equipment deposits	5	44
Proceeds from sales of plant and equipment	40	2,636
Expenditures for tooling owned by customers	(41)	(475)

Net cash used by continuing operations	(1,196)	(86)
Net cash provided by discontinued operations	–	1

Net cash used by investing activities	(1,196)	(85)

Financing activities:
Net increase (decrease) in borrowings under revolving line of credit	(3,692)	488
Proceeds from issuance of debt	28,500	1,500
Repayment of long-term debt	(21,331)	(5,100)
Capitalized financing expenses	(1,594)	(198)

Net cash provided (used) by financing activities	1,883	(3,310)

Net increase in cash	567	96
Cash at beginning of year	13	17

Cash at end of period	$580	$113

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements do not include all the information and footnotes included in the Company’s annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the financial position of the Company at June 30, 2006, the Company’s results of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and the Company’s cash flows for the six-month periods ended June 30, 2006 and 2005. In preparing the interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures; actual results could differ from those estimates.
     The results of operations for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.
     The results of operations and the assets and liabilities of the die casting division are classified as discontinued operations in the Company’s consolidated financial statements. For more information regarding discontinued operations, please refer to Note 8.
Note 2 — Inventories
     Inventories at June 30, 2006, and December 31, 2005, are set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2006	2005

Finished goods	$3,807	$3,845
Work in process	2,418	2,114
Raw material	2,042	1,825

	$8,267	$7,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Plant and Equipment
     Plant and equipment at June 30, 2006, and December 31, 2005, is set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2006	2005

Land	$1,769	$1,759
Buildings	13,325	13,318
Equipment	110,141	109,244

	125,235	124,321
Accumulated depreciation	98,921	95,834

Plant and equipment, net	$26,314	$28,487

Note 4 — Debt
     Debt at June 30, 2006, and December 31, 2005, is set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2006	2005

Short-term debt:
Revolving line of credit	$8,262	$11,954
Other	–	25

Subtotal	8,262	11,979
Current portion of long-term debt	3,511	14,025

Total short-term debt	11,773	26,004

Long-term debt:
Equipment term loan	12,500	8,512
Real estate term loan	15,000	4,681
Capital lease obligations	–	85
Increasing Rate Note	–	7,000
Senior Subordinated Notes	34,177	34,177
Junior Subordinated Note	347	347
Series B Preferred Stock	651	644
Other	253	124

Subtotal	62,928	55,570
Less current portion	3,511	14,025

Total long-term debt	59,417	41,545

Total debt	$71,190	$67,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     In connection with the refinancing, the Company wrote-off $316,000 of deferred financing charges related to indebtedness repaid with the proceeds of the refinancing. This write-off was classified as interest expense in the Company’s consolidated financial statements.
     Revolving Line of Credit
     On May 31, 2006, the Company replaced its existing revolving line of credit with a new revolving line of credit that expires on May 15, 2009. Loans under the new revolving line of credit bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.75%. Revolving loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) 65% of eligible inventories, minus (3) $500,000. The Company’s obligations under the new revolving line of credit are secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.
     At June 30, 2006, the Company had outstanding loans of $8,262,000, outstanding reimbursement obligations with respect to letters of credit in the amount of $1,900,000, and net unused availability of $5,729,000 under the new revolving line of credit. At June 30, 2006, and December 31, 2005, the interest rates on borrowings under the revolving lines of credit were 8.12% and 7.85%, respectively. The loans outstanding under the revolving line of credit are classified as short-term debt because the Company’s cash receipts are automatically used to reduce loans outstanding under the revolving line of credit on a daily basis and the lender has the ability to modify certain terms of the revolving line of credit without the Company’s approval.
     Equipment Term Loan
     On May 31, 2006, the Company refinanced its existing equipment term loan with a new $12,500,000 equipment term loan. The new equipment term loan matures on May 15, 2009, and is payable in monthly principal installments of $208,000, commencing on September 1, 2006. Interest on the new equipment term loan is payable monthly at LIBOR plus 4.50%. At June 30, 2006, the interest rate on the new equipment term loan was 9.85%. The new equipment term loan is secured by a first

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.
     Real Estate Term Loan
     On May 31, 2006, the Company refinanced its existing real estate term loan with a new $15,000,000 real estate term loan. The new real estate term loan matures on May 15, 2009, and is payable in monthly principal installments of $61,000, commencing on September 1, 2006. Additionally, if the outstanding balance of the new real estate term loan is not reduced to $11,022,000 or less by December 31, 2007 (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on the Company’s subordinated debt may only be made if the unused availability under the Company’s revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. Interest on the new real estate term loan is payable monthly at (1) LIBOR plus 4.50% on $11,000,000 of the loan and (2) the prime rate plus 6.00% on $4,000,000 of the loan. At June 30, 2006, the weighted average interest rate on the new real estate term loan was 11.02%. The new real estate term loan is secured by a first priority lien on the Company’s real estate and a second priority lien on substantially all of the Company’s other assets.
     Capital Leases
     In connection with the refinancing of substantially all of the Company’s secured debt on May 31, 2006, capital leases with an aggregate outstanding principal balance of $56,000 were paid in full.
     Increasing Rate Note
     On May 31, 2006, the Increasing Rate Note was paid in full with the proceeds from the new equipment term loan and real estate term loan.
     Senior Subordinated Notes
     The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at 12% per annum, payable quarterly on February 1, May 1, August 1, and November 1.
     Junior Subordinated Note
     The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1.
     Series B Preferred Stock
     At June 30, 2006, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
with a carrying value of $651,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company did not make scheduled redemptions in the aggregate amount of $540,000 during the years 2000 through 2005.
     The Series B Preferred Stock is classified as debt in the consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”
     Restrictive Covenants
     The agreements governing the new revolving line of credit and the new secured term loans contain covenants that (1) require the Company to maintain a minimum level of fixed charge coverage and a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), (2) limit the Company’s capital expenditures to $5,000,000, $5,500,000, and $6,000,000 per annum during the years ending December 31, 2006, 2007, and 2008, respectively, (3) limit the amount of new secured financing that it can incur for the purchase of plant and equipment to $5,000,000 during the term of the new secured financing, and (4) place certain other restrictions on the Company’s business and operations, including limitations on the sale of all or substantially all of its assets, the repurchase of common stock, the redemption of preferred stocks, and the payment of cash dividends. At June 30, 2006, the Company was in compliance with all covenants included in its various financing agreements.
     Fair Value of Financial Instruments
     The Company believes that, at June 30, 2006, the fair values of the loans outstanding under the revolving line of credit, the equipment term loan, and the real estate term loan approximated the principal amounts of such loans.
     Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.
     Cash Interest Paid
     Cash interest paid during the six months ended June 30, 2006 and 2005, including amounts allocated to discontinued operations, totaled $3,835,000 and $4,271,000, respectively.
Note 5 — Income Taxes
     At June 30, 2006, and December 31, 2005, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and six-month periods ended June 30, 2006 and 2005, consisted of estimated state income taxes payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Net Loss per Common Share
     The calculations of basic and diluted net loss per common share for the three-month and six-month periods ended June 30, 2006 and 2005, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company’s common stock were not dilutive. As a result, the weighted average number of outstanding common shares used in the calculation of net loss per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants. In addition, awards of restricted common stock issued under the Company’s 2005 Stock Award Plan are not considered outstanding common shares for purposes of the calculation of basic net income or loss per share of common stock until such shares vest.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Numerator – Net income (loss):

Continuing operations	$(1,033)	$(150)	$(1,363)	$(1,144)
Discontinued operations	(69)	167	(139)	461

Net income (loss)	$(1,102)	$17	$(1,502)	$(683)

Denominator – Weighted average shares outstanding	4,942	4,932	4,937	4,932

Basic and diluted net income (loss) per share of common stock:

Continuing operations	$(0.21)	$(0.03)	$(0.27)	$(0.23)
Discontinued operations	(0.01)	0.03	(0.03)	0.09

Net income (loss)	$(0.22)	$–	$(0.30)	$(0.14)

Note 7 — Segments
     Description of Segments and Products
     The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group produces seals used in automotive wiring systems, insulators for automotive ignition wire sets, and components for medical devices. The Metals Group machines components from aluminum, brass, and steel bars for sale primarily to automotive industry customers. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
financings, and certain insurance expenses. Assets of the Corporate Office are primarily cash, certain prepaid expenses and other miscellaneous current assets, deferred tax assets, and deferred financing expenses.
     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for the three-month and six-month periods ended June 30, 2006 and 2005, and at June 30, 2006, and December 31, 2005, is summarized below (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net sales:
Rubber Group	$21,070	$22,218	$42,779	$45,222
Metals Group	3,369	3,076	6,458	6,356

Total net sales	$24,439	$25,294	$49,237	$51,578

Income (loss) from operations:
Rubber Group	$2,445	$2,082	$5,321	$4,388
Metals Group	(235)	630	(509)	326

Subtotal	2,210	2,712	4,812	4,714
Corporate Office	(638)	(590)	(1,277)	(1,255)

Total income from operations	$1,572	$2,122	$3,535	$3,459

Depreciation and amortization (1):
Rubber Group	$1,639	$1,842	$3,271	$3,645
Metals Group	203	293	427	621

Subtotal	1,842	2,135	3,698	4,266
Corporate Office	4	2	13	6

Total depreciation and amortization	$1,846	$2,137	$3,711	$4,272

Capital expenditures (2):
Rubber Group	$711	$822	$1,006	$2,122
Metals Group	288	124	351	166

Subtotal	999	946	1,357	2,288
Corporate Office	–	–	–	3

Total capital expenditures	$999	$946	$1,357	$2,291

Table continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Table continued from prior page

	June 30,	December 31,
	2006	2005
Assets:
Rubber Group	$50,188	$50,412
Metals Group	8,221	7,692

Subtotal	58,409	58,104
Corporate Office	4,098	2,511

Total assets	$62,507	$60,615

(1)	Excludes amortization and write-off of deferred financing expenses, which totaled $611,000 and $327,000, during the three-month periods ended June 30, 2006 and 2005, respectively, and $969,000 and $635,000 during the six-month periods ended June 30, 2006 and 2005, respectively. Amortization and write-off of deferred financing expenses is included in interest expense in the consolidated financial statements.

(2)	Capital expenditures during the three-month and six-month periods ended June 30, 2006, include $157,000 of equipment acquired with seller financing.
Note 8 — Discontinued Operations
     The results of operations, assets, liabilities, and cash flows of the Company’s die casting division have been classified as discontinued operations in the consolidated financial statements.
     The following table summarizes operating data of discontinued operations for the three-month and six-month periods ended June 30, 2006 and 2005 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net sales	$–	$682	$–	$3,377

Income (loss) from operations	$(23)	$244	$(45)	$611
Allocated interest expense	46	77	94	150

Income (loss) before income taxes	(69)	167	(139)	461
Income tax provision	–	–	–	–

Income (loss)	$(69)	$167	$(139)	$461

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Some of our statements in this Form 10-Q are “forward-looking statements.” Forward-looking statements usually can be identified by our use of words like “believes,” “expects,” “may,” “will,” “should,” “anticipates,” “estimates,” “projects,” or the negative thereof. They may be used when we discuss strategy, which typically involves risk and uncertainty, and they generally are based upon projections and estimates rather than historical facts and events.
     Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:
•	increases and decreases in business awarded to us by our customers,

•	unanticipated price reductions for our products as a result of competition,

•	changes in the cost of raw materials,

•	strength or weakness in the North American automotive market,

•	financial difficulties encountered by our customers,

•	the filing by one or more of our customers for protection under the federal bankruptcy code,

•	changes in the competitive environment,

•	labor interruptions at our facilities or at our customers’ facilities,

•	unanticipated operating results,

•	changes in economic conditions, and

•	changes in interest rates.
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

Results of Operations — Second Quarter of 2006 Versus Second Quarter of 2005
     The following table sets forth our consolidated operating results for continuing operations for the three-month periods ended June 30, 2006 and 2005, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (dollar amounts in thousands).

	Three Months Ended June 30
	2006		2005

Net sales	$24,439	100.0%	$25,294	100.0%
Cost of sales	21,028	86.0	22,553	89.2

Gross profit	3,411	14.0	2,741	10.8
Selling and administrative expenses	1,839	7.5	1,719	6.8
Gain on sale of assets held for sale	–	–	1,100	4.3

Income from operations	1,572	6.4	2,122	8.4
Add back: depreciation and amortization (1)	1,846	7.6	2,137	8.4

EBITDA (2)	$3,418	14.0%	$4,259	16.8%

Net cash provided (used) by operating activities (3)	$(89)	(0.4)%	$2,313	9.1%

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $611,000 and $327,000, during the three-month periods ended June 30, 2006 and 2005, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(3)	Net cash provided or used by operating activities is calculated in accordance with U.S. generally accepted accounting principles.
     Our net sales for the second quarter of 2006 were $24,439,000, compared to net sales of $25,294,000 for the second quarter of 2005, a decrease of $855,000 or 3.4%. The decrease in net sales was principally a result of decreased unit sales, offset, in part, by price increases on selected products. EBITDA for the second quarter of 2006 was $3,418,000, or 14.0% of net sales, compared to EBITDA of $4,259,000, or 16.8% of net sales, for the second quarter of 2005. The reduction in EBITDA was caused by a $955,000 decrease in EBITDA at the Metals Group, due to a one-time gain of $1,100,000 on the sale of assets held for sale that was included in the Metals Group’s EBITDA for the second quarter of 2005. Excluding this gain, our EBITDA for the second quarter of 2005 was $3,159,000 or 12.5% of net sales. Net cash used by our operating activities during the second quarter of 2006 totaled $89,000, compared to net cash provided by operating activities of $2,313,000 during the second quarter of 2005.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended June 30, 2006 and 2005.
     Rubber Group
     The Rubber Group manufactures silicone and organic rubber components for automotive industry customers and, to a lesser extent, for manufacturers of medical devices. For more information regarding the end use of our products, please refer to our annual report on Form 10-K for the year ended December 31, 2005.
     The following table sets forth the operating results of the Rubber Group for the three-month periods ended June 30, 2006 and 2005, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended June 30
	2006		2005

Net sales	$21,070	100.0%	$22,218	100.0%
Cost of sales	17,597	83.5	19,153	86.2

Gross profit	3,473	16.5	3,065	13.8
Selling and administrative expenses	1,028	4.9	983	4.4

Income from operations	2,445	11.6	2,082	9.4
Add back: depreciation and amortization	1,639	7.8	1,842	8.3

EBITDA	$4,084	19.4%	$3,924	17.7%

     During the second quarter of 2006, net sales of the Rubber Group decreased by $1,148,000, or 5.2%, compared to the second quarter of 2005. The decrease in net sales was primarily due to (1) the in-sourcing by Delphi Corporation, our largest customer, of certain connector seals that were previously manufactured by us, (2) the resourcing by Delphi during the fourth quarter of 2005, of two high-volume components unrelated to our connector seal business, as a result of price increases instituted by us, (3) decreased net sales of connector seals for automotive wire harness assemblies, which we believe resulted primarily from market share losses by the three largest domestic automobile manufacturers, and (4) price reductions on certain components. The factors reducing sales were partially offset by price increases negotiated with certain customers, which increased net sales by approximately $599,000. During the second quarter of 2006, the Rubber Group’s net sales to Delphi totaled $3,029,000, compared to net sales of $4,500,000 during the second quarter of 2005.
     Cost of sales as a percentage of net sales decreased to 83.5% of net sales during the second quarter of 2006, compared to 86.2% of net sales during the second quarter of 2005, primarily due to

(1) the closing and sale, during 2005, of our unprofitable manufacturing facility in LaGrange, Georgia, and the consolidation of our connector seal production in Vienna, Ohio, (2) price increases on certain components, (3) reduced consulting fees, and (4) lower depreciation and amortization expenses, partially offset by price reductions on certain components and unreimbursed product development costs incurred at our medical products facility.
     Selling and administrative expenses increased slightly during the second quarter of 2006 compared to the second quarter of 2005, primarily because of increased employee benefits costs.
     During the second quarter of 2006, income from operations totaled $2,445,000, an increase of $363,000, or 17.4%, compared to the second quarter of 2005. EBITDA for the second quarter of 2006 was $4,084,000, or 19.4% of net sales, compared to $3,924,000, or 17.7% of net sales, for the second quarter of 2005.
     Metals Group
     The Metals Group machines components from aluminum, brass, and steel bars, primarily for automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the three-month periods ended June 30, 2006 and 2005, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended June 30
	2006		2005

Net sales	$3,369	100.0%	$3,076	100.0%
Cost of sales	3,431	101.8	3,400	110.5

Gross profit (loss)	(62)	(1.8)	(324)	(10.5)
Selling and administrative expenses	173	5.1	146	4.7
Gain on sale of assets held for sale	–	–	1,100	35.8

Income (loss) from operations	(235)	(7.0)	630	20.5
Add back: depreciation and amortization	203	6.0	293	9.5

EBITDA	$(32)	(0.9)%	$923	30.0%

     During the second quarter of 2006, net sales increased by $293,000, or 9.5%, compared to the second quarter of 2005. The increase in net sales resulted primarily from the rollout of new products for existing and new customers, offset, in part, by reduced net sales of components reaching the end of their product life cycle.

     Cost of sales as a percentage of net sales decreased to 101.8% of net sales during the second quarter of 2006 from 110.5% during the second quarter of 2005, primarily because of (1) improved production efficiencies, (2) reduced consulting fees, and (3) lower depreciation expense.
     During the second quarter of 2006, selling and administrative expenses increased to $173,000 from $146,000 during the second quarter of 2005.
     During the second quarter of 2006, the loss from operations was $235,000, compared to income from operations of $630,000 during the second quarter of 2005, which included a one-time gain of $1,100,000 on the sale of our land and building in Casa Grande, Arizona. The Casa Grande property was classified as an asset held for sale at December 31, 2005, but not as part of discontinued operations. EBITDA for the second quarter of 2006 was negative $32,000 compared to positive $923,000 for the second quarter of 2005. Excluding the gain on the sale of the Casa Grande, Arizona, facility, the loss from operations for the second quarter of 2005 was $470,000 and EBITDA was negative $177,000.
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
     The following table sets forth the operating results of the Corporate Office for the three-month periods ended June 30, 2006 and 2005, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	June 30
	2006	2005

Loss from operations	$(638)	$(590)

Add back: depreciation and amortization (1)	4	2

EBITDA	$(634)	$(588)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $611,000 and $327,000 during the second quarters of 2006 and 2005, respectively, and which is included in interest expense in the consolidated financial statements.
     Corporate Office expenses increased by $48,000 in the second quarter of 2006, primarily because of higher audit fees and the reversal of accruals for incentive compensation in the second quarter of 2005.
     Interest Expense
     During the second quarters of 2006 and 2005, interest expense (excluding interest expense allocated to our discontinued operation of $46,000 and $77,000, respectively) totaled $2,590,000 and

$2,328,000, respectively, which included the amortization and write-off of deferred financing expenses of $611,000 and $327,000, respectively.
     Income Tax Provision
     At June 30, 2006, and December 31, 2005, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended June 30, 2006 and 2005, consisted of estimated state income taxes.
Results of Operations — First Six Months of 2006 Versus First Six Months 2005
     The following table sets forth our consolidated operating results for continuing operations for the six-month periods ended June 30, 2006 and 2005, and the reconciliation of income from operations to EBITDA (dollar amounts in thousands).

	Six Months Ended June 30
	2006		2005

Net sales	$49,237	100.0%	$51,578	100.0%

Cost of sales	42,087	85.5	45,715	88.6

Gross profit	7,150	14.5	5,863	11.4

Selling and administrative expenses	3,615	7.3	3,504	6.8

Gain on sale of assets held for sale	–	–	1,100	2.1

Income from operations	3,535	7.2	3,459	6.7

Add back: depreciation and amortization (1)	3,711	7.5	4,272	8.3

EBITDA (2)	$7,246	14.7%	$7,731	15.0%

Net cash provided by operating activities (3)	$24	–%	$2,156	4.2%

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $969,000 and $635,000, during the six-month periods ended June 30, 2006 and 2005, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(3)	Net cash provided by operating activities is calculated in accordance with U.S. generally acceptable accounting principles. The calculations of net cash provided by operating activities for the six-month periods ended June 30, 2006 and 2005, are detailed in the consolidated statements of cash flows included in our consolidated financial statements in Part I, Item 1.
     Our net sales for the first half of 2006 were $49,237,000, compared to net sales of $51,578,000 for the first half of 2005, a decrease of $2,341,000 or 4.5%. The decrease in net sales was principally a result of decreased unit sales, offset, in part, by price increases on selected products. EBITDA for the first half of 2006 was $7,246,000, or 14.7% of net sales, compared to EBITDA of $7,731,000, or 15.0% of net sales, for the first half of 2005. The reduction in EBITDA was caused by a $1,029,000 decrease in EBITDA at our Metals Group, due to a one-time gain of $1,100,000 on the sale of assets held for sale that was included in the Metals Group’s EBITDA for the first half of 2005. Excluding this gain, our EBITDA for the first half of 2005 was $6,631,000, or 12.9% of net sales. Net cash provided by operating activities during the first half of 2006 totaled $24,000, compared to $2,156,000 for the first half of 2005. For more information about the net cash provided by our operating activities, please refer to our discussion of operating activities under the caption “Liquidity and Capital Resources” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the six-month periods ended June 30, 2006 and 2005.
     Rubber Group
     The Rubber Group manufactures silicone and organic rubber components for automotive industry customers and, to a lesser extent, for manufacturers of medical devices. For more information regarding the end use of our products, please refer to our annual report on Form 10-K for the year ended December 31, 2005.
     The following table sets forth the operating results of the Rubber Group for the six-month periods ended June 30, 2006 and 2005, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended June 30
	2006		2005

Net sales	$42,779	100.0%	$45,222	100.0%

Cost of sales	35,506	83.0	38,908	86.0

Gross profit	7,273	17.0	6,314	14.0

Selling and administrative expenses	1,952	4.6	1,926	4.3

Income from operations	5,321	12.4	4,388	9.7

Add back: depreciation and amortization	3,271	7.6	3,645	8.1

EBITDA	$8,592	20.0%	$8,033	17.8%

     During the first half of 2006, net sales of the Rubber Group decreased by $2,443,000, or 5.4%, compared to the first half of 2005. The decrease in net sales was primarily due to (1) the in-sourcing by Delphi Corporation, our largest customer, of certain connector seals that were previously manufactured by us, (2) the resourcing by Delphi during the fourth quarter of 2005 of two high-volume components unrelated to our connector seal business, as a result of price increases instituted by us, (3) decreased net sales of connector seals for automotive wire harness assemblies, which we believe resulted primarily from market share losses by the three largest domestic automobile manufacturers, (4) reduced sales to original equipment manufacturers of insulators for automotive ignition wire sets due to the end of the product life cycle of certain components and the loss of certain business by one of our customers, and (5) price reductions on certain components. The factors reducing sales were partially offset by price increases negotiated with certain customers, which increased net sales by approximately $1,089,000. During the first half of 2006, the Rubber Group’s net sales to Delphi totaled $6,419,000, a decrease of $2,505,000, compared to net sales of $8,924,000 during the first half of 2005.
     Cost of sales as a percentage of net sales decreased to 83.0% of net sales during the first half of 2006, compared to 86.0% of net sales during the first half of 2005, primarily due to (1) the closing and sale, during 2005, of our unprofitable manufacturing facility in LaGrange, Georgia, and the consolidation of our connector seal production in Vienna, Ohio, (2) price increases on certain of our components, (3) reduced consulting fees, and (4) lower depreciation and amortization expense. The factors reducing cost of sales as a percentage of net sales were partially offset by the price reductions on certain components.
     Selling and administrative expenses were essentially unchanged during the first half of 2006 compared to the first half of 2005.
     During the first half of 2006, income from operations totaled $5,321,000, an increase of $933,000, or 21.3%, compared to the first half of 2005. EBITDA for the first half of 2006 was $8,592,000, or 20.0% of net sales, compared to $8,033,000, or 17.8% of net sales, for the first half of 2005.

     Metals Group
     The Metals Group machines components from aluminum, brass, and steel bars, primarily for automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the six-month periods ended June 30, 2006 and 2005, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended June 30
	2006		2005

Net sales	$6,458	100.0%	$6,356	100.0%

Cost of sales	6,581	101.9	6,807	107.1

Gross profit (loss)	(123)	(1.9)	(451)	(7.1)

Selling and administrative expenses	386	6.0	323	5.1

Gain on sale of assets held for sale	–	–	1,100	17.3

Income (loss) from operations	(509)	(7.9)	326	5.1

Add back: depreciation and amortization	427	6.6	621	9.8

EBITDA	$(82)	(1.3)%	$947	14.9%

     During the first half of 2006, net sales increased by $102,000, or 1.6%, compared to the first half of 2005.
     Cost of sales as a percentage of net sales decreased to 101.9% of net sales during the first half of 2006 from 107.1% during the first half of 2005, primarily because of (1) improved production efficiencies, (2) reduced consulting fees, and (3) lower depreciation expense.
     During the first half of 2006, selling and administrative expenses increased to $386,000 from $323,000 during the first half of 2005.
     During the first half of 2006, the loss from operations was $509,000, compared to income from operations of $326,000 during the first half of 2005, which included a one-time gain of $1,100,000 on the sale of our land and building in Casa Grande, Arizona, during May of 2005. The Casa Grande property was classified as an asset held for sale at December 31, 2005, but not as part of discontinued operations. EBITDA for the first half of 2006 was negative $82,000 compared to positive $947,000 for the first half of 2005. Excluding the gain on the sale of the Casa Grande, Arizona, facility, the loss from operations for the first half of 2005 was $774,000 and EBITDA was negative $153,000.

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
     The following table sets forth the operating results of the Corporate Office for the six-month periods ended June 30, 2006 and 2005, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended
	June 30
	2006	2005

Loss from operations	$(1,277)	$(1,255)

Add back: depreciation and amortization (1)	13	6

EBITDA	$(1,264)	$(1,249)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $969,000 and $635,000 during the six month periods ended June 30, 2006 and 2005, respectively, and which is included in interest expense in the consolidated financial statements.
     Corporate Office expenses were essentially unchanged during the first half of 2006 compared to the first half of 2005.
     Interest Expense
     During the first half of 2006 and 2005, interest expense (excluding interest expense allocated to our discontinued operation of $94,000 and $150,000, respectively) totaled $4,868,000 and $4,638,000, respectively, which included the amortization and write-off of deferred financing expenses of $969,000 and $635,000, respectively.
     Income Tax Provision
     At June 30, 2006, and December 31, 2005, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the six-month periods ended June 30, 2006 and 2005, consisted of estimated state income taxes.
Liquidity and Capital Resources
     Operating Activities
     During the first six months of 2006, our operating activities provided net cash of $24,000. Accounts receivable increased by $2,150,000 during the first six months of 2006, primarily because net sales during May and June of 2006 were higher than our net sales during November and December of

2005. Prepaid expenses and other current assets increased by $378,000 during the first six months of 2006, primarily because of an increase in the amount of unbilled tooling being manufactured or purchased by us for sale to our customers.
     Investing Activities
     During the first six months of 2006, our investing activities used net cash of $1,196,000. Capital expenditures during the first six months of 2006 attributable to the Rubber Group and the Metals Group totaled $1,006,000 and $351,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Metals Group include $157,000 of equipment acquired with seller financing. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $3,557,000, $392,000, and $25,000, respectively, for the year ending December 31, 2006. At June 30, 2006, we had approximately $485,000 of outstanding commitments to purchase equipment.
     Financing Activities
     During the first six months of 2006, our financing activities provided $1,883,000 of cash.
     On May 31, 2006, we completed a refinancing of substantially all of our secured debt. The refinancing consisted of the following:
1.	A new $17,500,000 revolving line of credit, which replaced our existing $20,000,000 revolving line of credit; and

2.	A new equipment term loan of $12,500,000 and a new real estate term loan of $15,000,000, the proceeds of which were utilized to:
(a)	repay our existing $8,512,000 equipment term loan;

(b)	repay our existing $4,152,000 real estate term loan;

(c)	repay $56,000 of other equipment financing;

(d)	repay our $7,000,000 Increasing Rate Note; and

(e)	reduce the loans outstanding under our revolving line of credit by $6,923,000.
     Unused availability under the revolving line of credit was approximately $1,000,000 before the refinancing and approximately $7,100,000 following the refinancing. We have since used a portion of our increased availability to reduce trade accounts payable that were outstanding beyond industry terms and for general corporate purposes.
     During the first six months of 2006, we paid $3,835,000 of cash interest, and financing expenses of $1,594,000 were capitalized.

     Liquidity
     Our aggregate indebtedness at June 30, 2006, totaled $71,190,000, compared to $67,549,000 at December 31, 2005. During the second half of 2006, cash interest expense and scheduled principal payments are projected to be approximately $3,861,000 and $1,187,000, respectively.
     We had a net working capital deficit of $589,000 at June 30, 2006, compared to a net working capital deficit of $18,696,000 at December 31, 2005. The change in working capital was primarily the result of the extension of the maturity dates on our term loans and the refinancing of loans outstanding under our revolving line of credit with long-term debt.
     At June 30, 2006, we had outstanding under our revolving line of credit $8,262,000 of loans and $1,900,000 of reimbursement obligations with respect to outstanding letters of credit, and we had $5,729,000 of unused availability under the revolving line of credit.
     Our new revolving line of credit expires on May 15, 2009. Under the new revolving line of credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) 65% of eligible inventories, minus (3) $500,000. Loans under the new revolving line of credit bear interest at LIBOR plus 2.75%, compared to the prime rate plus 1% or LIBOR plus 3.25% under our previous revolving line of credit. At June 30, 2006, the interest rate for loans outstanding under the new revolving line of credit was 8.12%. Our obligations under the new revolving line of credit are secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.
     On May 31, 2006, we refinanced our existing equipment term loan with a new $12,500,000 equipment term loan. The new equipment term loan matures on May 15, 2009, and is payable in monthly principal installments of $208,000, commencing on September 1, 2006. Interest on the new equipment term loan is payable monthly at LIBOR plus 4.50%, compared to the prime rate plus 4.75% under our previous equipment term loan. At June 30, 2006, the interest rate on the new equipment term loan was 9.85%. The new equipment term loan is secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.
     On May 31, 2006, we refinanced our existing real estate term loan with a new $15,000,000 real estate term loan. The new real estate term loan matures on May 15, 2009, and is payable in monthly principal installments of $61,000, commencing on September 1, 2006. Additionally, if the outstanding balance of the new real estate term loan is not reduced to $11,022,000 or less by December 31, 2007, (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on our subordinated debt may only be made to the extent that the unused availability under the revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. Interest on the new real estate term loan is payable monthly at (1) LIBOR plus 4.50% on $11,000,000 of the loan and (2) the prime rate plus 6.00% on $4,000,000 of the loan. At June 30, 2006, the weighted average interest rate on the new real estate term loan was 11.02%. The interest rate on our previous real estate term loan was the prime rate plus 5%, and a fee of $216,000 was payable in December of each year until the loan was paid in full. The $7,000,000 Increasing Rate Note, which was repaid with proceeds from the new equipment term loan and the real estate term loan, had an interest rate of 14.4%, which was to increase to 15% on September 1, 2006. The new real estate term loan is secured by a first priority lien on our real estate and a second priority lien on substantially all of our other assets.

     The new revolving line of credit and the new secured term loans contain certain financial covenants, the most significant of which are summarized below. Please refer to the financing documents for definitions of capitalized terms included below.
1.	Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is calculated by dividing Consolidated EBITDA, less Unfinanced Capital Expenditures, by Fixed Charges and is required to be not less than 1.1 to 1.0 for each year-to-date period at the end of each month during 2006 and for each twelve-month period at the end of each month from January 2007 through November 2007; and not less than 1.2 to 1.0 for each twelve-month period at the end of each month thereafter. As of June 30, 2006, our Fixed Charge Coverage Ratio was 1.47 to 1.0.

2.	Leverage Ratio. The Leverage Ratio is calculated by dividing Senior Debt by Consolidated EBITDA for the trailing twelve-month period and is required to be not more than 3.0 to 1.0 at the end of each quarter ending on or prior to June 30, 2007, and not more than 2.5 to 1.0 at the end of each quarter thereafter. As of June 30, 2006, our Leverage Ratio was 2.34 to 1.0.
     The agreements that govern the new revolving line of credit and the new secured term loans also contain covenants that (1) limit our capital expenditures to $5,000,000, $5,500,000, and $6,000,000 per annum during the years ending December 31, 2006, 2007, and 2008, respectively, (2) limit the amount of new secured financing we can incur for the purchase of plant and equipment to $5,000,000 during the term of the new secured financing, and (3) place certain other restrictions on our business and operations, including limitations on the sale of all or substantially all of our assets, the repurchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
     We currently believe that our operating cash flow and availability under our new revolving line of credit will be adequate to allow us to meet all scheduled debt service and all planned capital expenditures for the next twelve months.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.
     At June 30, 2006, we had $35,762,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2.75%, LIBOR plus 4.50%, or the prime rate plus 6.0%.
     At June 30, 2006, we had outstanding $35,428,000 of fixed-rate, long-term debt with a weighted-average interest rate of 11.80%.
     We currently estimate that our monthly cash interest expense during the remaining six months of 2006 will be approximately $650,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $29,000.
     For further information about our indebtedness, please refer to Note 4, “Debt,” to our consolidated financial statements in Part I, Item 1.

Item 4. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our principal executive officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We also reviewed our internal controls and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
     In Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2005, we described certain risk factors relating to our business. One of those risk factors has been eliminated as a result of the refinancing of substantially all of our secured debt on May 31, 2006. The risk factor explains that our then existing revolving line of credit and secured term loans were maturing on June 30, 2006, and, if we did not refinance them, we might be forced to seek relief from our creditors under chapter 11 of the federal bankruptcy code. The maturing debt was refinanced, and the new secured financing has a maturity date of May 15, 2009.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     At June 30, 2006, there were $540,000 of scheduled redemptions in arrears on our Series B Preferred Stock.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of our Stockholders was held on May 16, 2006.
The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:
1.	The following number of votes were cast for and withheld on a proposal to elect six directors (Messrs. William B. Conner, Warren Delano, Kenneth I. Greenstein, Michael A. Lubin, and Joseph A. Pardo and Ms. Elizabeth Ruml).

Mr. Conner:
Votes for Mr. Conner	4,620,100
Votes withheld from Mr. Conner	19,165

Mr. Delano:
Votes for Mr. Delano	4,617,190
Votes withheld from Mr. Delano	22,075

Mr. Greenstein:
Votes for Mr. Greenstein	4,619,650
Votes withheld from Mr. Greenstein	19,615

Mr. Lubin:
Votes for Mr. Lubin	4,617,156
Votes withheld from Mr. Lubin	22,109

Mr. Pardo:
Votes for Mr. Pardo	4,620,686
Votes withheld from Mr. Pardo	18,579

Ms. Ruml:
Votes for Ms. Ruml	4,620,888
Votes withheld from Ms. Ruml	18,377
2.	Ratification of Ernst & Young LLP as our independent auditors for the year ending December 31, 2006.

Votes for ratification	4,627,475
Votes against ratification	6,099
Abstentions	5,691
     There were no broker non-votes in respect of the foregoing matters.
Item 6. EXHIBITS
     The following exhibits are filed herewith:
31-1	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LEXINGTON PRECISION CORPORATION
FORM 10-Q
June 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION (Registrant)

August 11, 2006	By:	/s/ Michael A. Lubin

Date	Michael A. Lubin
Chairman of the Board

August 11, 2006	By:	/s/ Warren Delano

Date	Warren Delano
President

August 11, 2006	By:	/s/ Dennis J. Welhouse

Date	Dennis J. Welhouse
Senior Vice President and
Chief Financial Officer