Form 10-Q
period 2006-09-30
LEXINGTON PRECISION CORP
filed 2006-11-24
CIK 12570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-3252
LEXINGTON PRECISION CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1830121 (I.R.S. Employer Identification No.)

40 East 52ndStreet, New York, NY (Address of principal executive office)	10022 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 17, 2006, there were 4,981,767 shares of common stock of the Registrant outstanding. (Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

LEXINGTON PRECISION CORPORATION
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25
EX-10.1: FIRST AMENDMENT AND DEFAULT WAIVER AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-32.3: CERTIFICATION
- i -

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LEXINGTON PRECISION CORPORATION
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net sales	$20,371	$23,502	$69,608	$75,080

Cost of sales	18,185	21,524	60,272	67,239

Gross profit	2,186	1,978	9,336	7,841

Selling and administrative expenses	1,511	1,564	5,126	5,068

Gain on sale of assets held for sale	–	–	–	1,100

Income from operations	675	414	4,210	3,873

Other income (expense):
Interest expense	(2,116)	(2,250)	(6,984)	(6,888)
Gain on repurchase of debt	–	–	–	77

Loss before income taxes	(1,441)	(1,836)	(2,774)	(2,938)

Income tax provision	15	21	45	63

Loss from continuing operations	(1,456)	(1,857)	(2,819)	(3,001)

Income (loss) from discontinued operations	(49)	411	(188)	872

Net loss	$(1,505)	$(1,446)	$(3,007)	$(2,129)

Basic and diluted net income (loss) per share of common stock:

Continuing operations	$(0.29)	$(0.37)	$(0.57)	$(0.61)
Discontinued operations	(0.01)	0.08	(0.04)	0.18

Net loss	$(0.30)	$(0.29)	$(0.61)	$(0.43)

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Balance Sheets
(thousands of dollars)

	September 30,	December 31,
	2006	2005
	(unaudited)

Assets:
Current assets:
Cash	$32	$13
Accounts receivable, net	12,899	12,701
Inventories, net	8,230	7,784
Prepaid expenses and other current assets	1,232	616
Deferred income taxes	1,028	1,028
Current assets of discontinued operations	23	254

Total current assets	23,444	22,396

Plant and equipment, net	25,250	28,487

Plant and equipment of discontinued operations, net	1,423	1,474

Goodwill, net	7,623	7,623

Other assets, net	2,849	2,363

	$60,589	$62,343

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$6,061	$9,053
Accrued expenses, excluding interest	4,498	4,701
Accrued interest expense	1,004	849
Short-term debt	9,451	11,979
Current portion of long-term debt	3,966	14,025
Current liabilities of discontinued operations	216	485

Total current liabilities	25,196	41,092

Long-term debt, excluding current portion	58,596	41,545

Deferred income taxes	1,028	1,028

Other long-term liabilities	420	334

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 4,981,767 shares issued at September 30, 2006, and 4,931,767 shares issued at December 31, 2005	1,235	1,233
Additional paid-in-capital	13,179	13,169
Accumulated deficit	(39,065)	(36,058)

Total stockholders’ deficit	(24,651)	(21,656)

	$60,589	$62,343

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30
	2006	2005

Operating activities:
Net Loss	$(3,007)	$(2,129)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Loss (income) from discontinued operations	188	(872)
Depreciation	5,237	6,095
Amortization included in operating expense	267	254
Amortization included in interest expense	1,136	963
Gain on repurchase of debt	–	(77)
Gain on sale of assets held for sale	–	(1,100)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(198)	2,093
Inventories, net	(446)	1,035
Prepaid expenses and other current assets	(616)	460
Accounts payable	(2,992)	(912)
Accrued expenses, excluding interest	(203)	295
Accrued interest expense	155	(109)
Other long-term liabilities	11	(12)
Other	(28)	25

Net cash provided (used) by continuing operations	(496)	6,009
Net cash provided (used) by discontinued operations	(175)	1,329

Net cash provided (used) by operating activities	(671)	7,338

Investing activities:
Purchases of plant and equipment	(1,843)	(2,887)
Decrease in equipment deposits	–	35
Proceeds from sales of plant and equipment	40	2,636
Expenditures for tooling owned by customers	(167)	(498)

Net cash used by continuing operations	(1,970)	(714)
Net cash provided by discontinued operations	–	2,360

Net cash provided (used) by investing activities	(1,970)	1,646

Financing activities:
Net decrease in borrowings under revolving line of credit	(2,503)	(3,342)
Proceeds from issuance of long-term debt	28,500	1,500
Repayment of long-term debt	(21,700)	(6,910)
Capitalized financing expenses	(1,637)	(228)

Net cash provided (used) by financing activities	2,660	(8,980)

Net increase in cash	19	4
Cash at beginning of year	13	17

Cash at end of period	$32	$21

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements do not include all the information and footnotes included in the Company’s annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the financial position of the Company at September 30, 2006, the Company’s results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and the Company’s cash flows for the nine-month periods ended September 30, 2006 and 2005. In preparing the interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures; actual results could differ from those estimates.
     The results of operations for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.
     For information regarding discontinued operations, please refer to Note 8.
Note 2 – Inventories
     Inventories at September 30, 2006, and December 31, 2005, are set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2006	2005

Finished goods	$4,129	$3,845
Work in process	2,269	2,114
Raw material	1,832	1,825

	$8,230	$7,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 – Plant and Equipment
     Plant and equipment at September 30, 2006, and December 31, 2005, is set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2006	2005

Land	$1,776	$1,759
Buildings	13,332	13,318
Equipment	110,751	109,244

	125,859	124,321
Accumulated depreciation	100,609	95,834

Plant and equipment, net	$25,250	$28,487

Note 4 – Debt
     Debt at September 30, 2006, and December 31, 2005, is set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2006	2005

Short-term debt:
Revolving line of credit	$9,451	$11,954
Other	–	25

Subtotal	9,451	11,979
Current portion of long-term debt	3,966	14,025

Total short-term debt	13,417	26,004

Long-term debt:
Equipment term loan	12,291	8,512
Real estate term loan	14,939	4,681
Capital lease obligations	–	85
Increasing Rate Note	–	7,000
Senior Subordinated Notes	34,177	34,177
Junior Subordinated Note	347	347
Series B Preferred Stock	654	644
Other	154	124

Subtotal	62,562	55,570
Less current portion	3,966	14,025

Total long-term debt	58,596	41,545

Total debt	$72,013	$67,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Revolving Line of Credit
     The revolving line of credit matures on May 15, 2009. At September 30, 2006, the Company had outstanding loans of $9,451,000 and outstanding reimbursement obligations with respect to letters of credit of $2,024,000 under the revolving line of credit. Revolving loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) 65% of eligible inventories, minus (3) $500,000. At September 30, 2006, net unused availability under the revolving line of credit totaled $2,269,000. The revolving line of credit and the Company’s secured term loans contain a covenant that prohibits, through August 1, 2007, the payment of interest on the Company’s subordinated debt if availability under the revolving line of credit would be less than $3,000,000 after giving effect to any such payment. Loans outstanding under the revolving line of credit bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.75%. At September 30, 2006, the interest rate on loans outstanding under the revolving line of credit was 8.07%. The loans outstanding under the revolving line of credit are classified as short-term debt because the Company’s cash receipts are automatically used to reduce loans outstanding under the revolving line of credit on a daily basis and the lender has the ability to modify certain terms of the revolving line of credit without the Company’s approval. The Company’s obligations under the revolving line of credit are secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.
     Equipment Term Loan
     At September 30, 2006, the outstanding balance of the equipment term loan was $12,291,000. The equipment term loan is payable in monthly principal installments of $208,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Interest on the equipment term loan is payable monthly at LIBOR plus 4.50%. At September 30, 2006, the interest rate on the equipment term loan was 9.82%. The equipment term loan is secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.
     Real Estate Term Loan
     At September 30, 2006, the outstanding balance of the real estate term loan was $14,939,000. The real estate term loan is payable in monthly principal installments of $61,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Additionally, if the outstanding balance of the real estate term loan is not reduced to $11,022,000 or less by December 31, 2007 (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on the Company’s subordinated debt may only be made if the unused availability under the Company’s revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. At September 30, 2006, interest on the real estate term loan was payable monthly at (1) LIBOR plus 4.50% on $10,939,000 of the loan and (2) the prime rate plus 6.00% on $4,000,000 of the loan. At September 30, 2006, the weighted average interest rate on the real estate term loan was 11.01%. Principal payments made on the real estate term loan are allocable first to the portion of the loan that bears interest at LIBOR plus 4.50% and then to the portion of the loan that bears interest at the prime rate plus 6.00%. The real estate term loan is secured by a first priority lien on the Company’s real estate and a second priority lien on substantially all of the Company’s other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Restrictive Covenants
     The agreements governing the revolving line of credit and the secured term loans contain covenants that (1) require the Company to maintain a minimum level of fixed charge coverage and a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), (2) prohibit the payment of interest on subordinated debt if there would not be $3,000,000 of unused availability under the revolving line of credit after giving effect to such payment, (3) limit the Company’s capital expenditures to $5,000,000, $5,500,000, and $6,000,000 per annum during the years ending December 31, 2006, 2007, and 2008, respectively, (4) limit the amount of new secured financing that it can incur for the purchase of plant and equipment to $5,000,000 during the term of the new secured financing, and (5) place certain other restrictions on the Company’s business and operations, including limitations on the sale of all or substantially all of its assets, the repurchase of common stock, and the redemption of preferred stocks. At September 30, 2006, the Company was in compliance with all covenants included in its various financing agreements.
     Capital Leases
     In connection with the refinancing of substantially all of the Company’s secured debt on May 31, 2006, capital leases with an aggregate outstanding principal balance of $56,000 were paid in full.
     Increasing Rate Note
     In connection with the refinancing of substantially all of the Company’s secured debt on May 31, 2006, the Increasing Rate Note was paid in full.
     Senior Subordinated Notes
     The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at 12% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The loan agreements governing the Company’s revolving line of credit and secured term loans prohibit the payment of interest on the Company’s subordinated debt if availability under the revolving line of credit after giving effect to any such payment would be less than $5,000,000 through February 1, 2007, and $3,000,000 from February 2, 2007, to
August 1, 2007. On November 1, 2006, the unused availability under the revolving line of credit totaled $2,201,000 and, consequently, the interest payment due on November 1, in the amount of $1,025,000 was not made. Pursuant to the terms of the Senior Subordinated Notes, there is a 30-day grace period before the nonpayment of interest becomes an Event of Default. The holders of all of the Company’s other debt have agreed to waive, until February 1, 2007, their cross-default provisions related to the nonpayment of interest on the Senior Subordinated Notes unless the holders of the Senior Subordinated Notes take action to accelerate the maturity of their notes or commence other proceedings to enforce their rights. The Company has not yet held discussions with the holders of the Senior Subordinated Notes but intends to work with the holders to reach a mutually acceptable deferral of certain interest payments or possibly a more comprehensive restructuring of the notes. If the Company and the holders of the Senior Subordinated Notes cannot agree on a deferral or other restructuring and if the holders seek to enforce or exercise any remedies as a result of the nonpayment of interest, the Company may take advantage of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
protection afforded under chapter 11 of the federal Bankruptcy Code in order to permit the Company to operate its business in an orderly fashion until a restructuring of the Senior Subordinated Notes is consummated.
     Junior Subordinated Note
     The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The holder of the Junior Subordinated Note has deferred until February 1, 2007, the interest payment that was due on November 1, 2006, and has agreed to waive until February 1, 2007, any cross-default that may result from the nonpayment of interest on the Senior Subordinated Notes.
     Series B Preferred Stock
     At September 30, 2006, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $654,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company did not make scheduled redemptions in the aggregate amount of $540,000 during the years 2000 through 2005.
     The Series B Preferred Stock is classified as debt in the consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”
     Fair Value of Financial Instruments
     The Company believes that, at September 30, 2006, the fair values of the loans outstanding under the revolving line of credit, the equipment term loan, and the real estate term loan approximated the principal amounts of such loans.
     Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.
     Cash Interest Paid
     Cash interest paid during the nine months ended September 30, 2006 and 2005, including amounts allocated to discontinued operations, totaled $5,829,000 and $6,260,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 – Income Taxes
     At September 30, 2006, and December 31, 2005, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and nine-month periods ended September 30, 2006 and 2005, consisted of estimated state income taxes payable.
Note 6 – Net Loss per Common Share
     The calculations of basic and diluted net loss per common share for the three-month and nine-month periods ended September 30, 2006 and 2005, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company’s common stock were not dilutive. As a result, the weighted average number of outstanding common shares used in the calculation of net loss per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants. In addition, awards of restricted common stock issued under the Company’s 2005 Stock Award Plan are not considered outstanding common shares for purposes of the calculation of basic net income or loss per share of common stock until such shares vest.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Numerator – Net income (loss):

Continuing operations	$(1,456)	$(1,857)	$(2,819)	$(3,001)
Discontinued operations	(49)	411	(188)	872

Net loss	$(1,505)	$(1,446)	$(3,007)	$(2,129)

Denominator – Weighted average shares outstanding	4,942	4,932	4,939	4,932

Basic and diluted net income (loss) per share of common stock:

Continuing operations	$(0.29)	$(0.37)	$(0.57)	$(0.61)
Discontinued operations	(0.01)	0.08	(0.04)	0.18

Net loss	$(0.30)	$(0.29)	$(0.61)	$(0.43)

Note 7 – Segments
     Description of Segments and Products
     The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers and for manufacturers of medical devices. The Metals Group machines components from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
aluminum, brass, and steel bars primarily for automotive industry customers. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States.
     The Corporate Office performs certain general administrative activities. Corporate Office expenses include the compensation and benefits of the Company’s executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, including fees related to financings, and certain insurance expenses. Assets of the Corporate Office are primarily cash, certain prepaid expenses and other miscellaneous current assets, deferred income tax assets, and deferred financing expenses.
     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for the three-month and nine-month periods ended September 30, 2006 and 2005, and at September 30, 2006, and December 31, 2005, is summarized below (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net sales:
Rubber Group	$17,540	$20,760	$60,319	$65,982
Metals Group	2,831	2,742	9,289	9,098

Total net sales	$20,371	$23,502	$69,608	$75,080

Income (loss) from operations:
Rubber Group	$1,485	$1,266	$6,806	$5,654
Metals Group	(289)	(340)	(798)	(14)

Subtotal	1,196	926	6,008	5,640
Corporate Office	(521)	(512)	(1,798)	(1,767)

Total income from operations	$675	$414	$4,210	$3,873

Depreciation and amortization (1):
Rubber Group	$1,599	$1,808	$4,870	$5,453
Metals Group	190	267	617	888

Subtotal	1,789	2,075	5,487	6,341
Corporate Office	4	2	17	8

Total depreciation and amortization	$1,793	$2,077	$5,504	$6,349

Capital expenditures (2):
Rubber Group	$531	$568	$1,537	$2,690
Metals Group	107	28	458	194

Subtotal	638	596	1,995	2,884
Corporate Office	5	–	5	3

Total capital expenditures	$643	$596	$2,000	$2,887

Table continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Table continued from prior page

	September 30,	December 31,
	2006	2005

Assets:
Rubber Group	$48,336	$50,412
Metals Group	7,994	7,692

Subtotal	56,330	58,104
Corporate Office	2,813	2,511

Total assets	$59,143	$60,615

(1)	Excludes amortization and write-off of deferred financing expenses, which totaled $167,000 and $328,000, during the three-month periods ended September 30, 2006 and 2005, respectively, and $1,136,000 and $963,000 during the nine-month periods ended September 30, 2006 and 2005, respectively. Amortization and write-off of deferred financing expenses is included in interest expense in the consolidated financial statements.

(2)	Capital expenditures during the three-month and nine-month periods ended September 30, 2006, included $157,000 of equipment acquired with seller financing.
Note 8 – Discontinued Operations
     The results of operations, assets, liabilities, and cash flows of the Company’s former die casting division have been classified as discontinued operations in the consolidated financial statements.
     The following table summarizes operating data of discontinued operations for the three-month and nine-month periods ended September 30, 2006 and 2005 (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net sales	$–	$(3)	$–	$3,374

Loss from operations	$(7)	$(82)	$(52)	$(13)
Increase in carrying value of assets held for sale	–	–	–	542
Gain on sale of assets	–	568	–	568

Income (loss) from discontinued operations	(7)	486	(52)	1,097
Allocated interest expense	(42)	(75)	(136)	(225)

Income (loss) before income taxes	(49)	411	(188)	872
Income tax provision	–	–	–	-

Income (loss)	$(49)	$411	$(188)	$872

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     There have been no changes in our critical accounting policies and estimates as disclosed in our annual report on Form 10-K for the year ended December 31, 2005.
     Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.

Results of Operations — Third Quarter of 2006 Versus Third Quarter of 2005
     The following table sets forth our consolidated operating results for continuing operations for the three-month periods ended September 30, 2006 and 2005, and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (dollar amounts in thousands).

	Three Months Ended September 30
	2006		2005

Net sales	$20,371	100.0%	$23,502	100.0%

Cost of sales	18,185	89.3	21,524	91.6

Gross profit	2,186	10.7	1,978	8.4

Selling and administrative expenses	1,511	7.4	1,564	6.7

Income from operations	675	3.3	414	1.8

Add back: depreciation and amortization (1)	1,793	8.8	2,077	8.8

EBITDA (2)	$2,468	12.1%	$2,491	10.6%

Net cash provided (used) by operating activities (3)	$(520)	(2.6)%	$3,853	16.4%

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $167,000 and $328,000, during the three-month periods ended September 30, 2006 and 2005, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies.

(3)	Net cash provided or used by operating activities is calculated in accordance with U.S. generally accepted accounting principles.
     Our net sales for the third quarter of 2006 were $20,371,000, compared to net sales of $23,502,000 for the third quarter of 2005, a decrease of $3,131,000 or 13.3%. The decrease in net sales was principally a result of decreased unit sales, offset, in part, by price increases on selected products. EBITDA for the third quarter of 2006 was $2,468,000, or 12.1% of net sales, compared to EBITDA of $2,491,000, or 10.6% of net sales, for the third quarter of 2005. Net cash used by operating activities during the third quarter of 2006 totaled $520,000, compared to net cash provided by operating activities of $3,853,000 during the third quarter of 2005. For more information on net cash provided or used by our operating activities, please refer to our discussion of operating activities under the caption “Liquidity and Capital Resources” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended September 30, 2006 and 2005.
     Rubber Group
     The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers and for manufacturers of medical devices. For more information regarding the end use of our products, please refer to our annual report on Form 10-K for the year ended December 31, 2005.
     The following table sets forth the operating results of the Rubber Group for the three-month periods ended September 30, 2006 and 2005, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended September 30
	2006		2005

Net sales	$17,540	100.0%	$20,760	100.0%

Cost of sales	15,203	86.7	18,630	89.7

Gross profit	2,337	13.3	2,130	10.3

Selling and administrative expenses	852	4.9	864	4.2

Income from operations	1,485	8.5	1,266	6.1

Add back: depreciation and amortization	1,599	9.1	1,808	8.7

EBITDA	$3,084	17.6%	$3,074	14.8%

     During the third quarter of 2006, net sales of the Rubber Group decreased by $3,220,000, or 15.5%, compared to the third quarter of 2005. The decrease in net sales was primarily due to (1) decreased unit sales of connector seals for automotive wire harnesses, which we believe resulted primarily from market share losses and third quarter production cutbacks by Detroit-based automakers, (2) the insourcing by Delphi Corporation, our largest customer, of certain connector seals that were previously manufactured by us, (3) the resourcing by Delphi during the fourth quarter of 2005, of two high-volume components unrelated to our connector seal business as a result of price increases instituted by us, and (4) price reductions on certain components. The factors reducing sales were partially offset by price increases on certain components. During the third quarter of 2006, the Rubber Group’s net sales to Delphi totaled $2,465,000, a decrease of $3,144,000, or 56.1%, compared to net sales of $5,609,000 during the third quarter of 2005.
     Cost of sales as a percentage of net sales decreased to 86.7% of net sales during the third quarter of 2006, compared to 89.7% of net sales during the third quarter of 2005, primarily due to (1) the closing and sale, during the fourth quarter of 2005, of our unprofitable manufacturing facility in LaGrange,

Georgia, and the consolidation of our connector seal production in Vienna, Ohio, (2) price increases on certain components, (3) lower expenses related to scrap, and (4) lower depreciation and amortization expenses, partially offset by (a) price reductions on certain components, (b) the underabsorption of fixed or partially fixed manufacturing overhead, and (c) expenses related to the roll-out of new medical components.
     Selling and administrative expenses were essentially unchanged during the third quarter of 2006, compared to the third quarter of 2005, but increased as a percentage of net sales because of the reduction in net sales.
     During the third quarter of 2006, income from operations totaled $1,485,000, an increase of $219,000, or 17.3%, compared to the third quarter of 2005. EBITDA for the third quarter of 2006 was $3,084,000, or 17.6% of net sales, compared to $3,074,000, or 14.8% of net sales, for the third quarter of 2005.
     Metals Group
     The Metals Group machines components from aluminum, brass, and steel bars, primarily for automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the three-month periods ended September 30, 2006 and 2005, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended September 30
	2006		2005

Net sales	$2,831	100.0%	$2,742	100.0%

Cost of sales	2,982	105.3	2,894	105.5

Gross profit (loss)	(151)	(5.3)	(152)	(5.5)

Selling and administrative expenses	138	4.9	188	6.9

Loss from operations	(289)	(10.2)	(340)	(12.4)

Add back: depreciation and amortization	190	6.7	267	9.7

EBITDA	$(99)	(3.5)%	$(73)	(2.7)%

     During the third quarter of 2006, net sales increased by $89,000, or 3.3%, compared to the third quarter of 2005, primarily because of sales to a new customer and the effects of the pass through of certain increases in raw material cost, partially offset by decreased unit sales to automotive industry customers.
     Cost of sales as a percentage of net sales remained essentially unchanged at 105.3% of net sales during the third quarter of 2006 compared to 105.5% of net sales during the third quarter of 2005. Lower depreciation expense was offset by increased raw material cost.

     During the third quarter of 2006, selling and administrative expenses decreased to $138,000 from $188,000 during the third quarter of 2005, primarily because of a reduction in salaries.
     During the third quarter of 2006, the loss from operations was $289,000, compared to a loss from operations of $340,000 during the third quarter of 2005. EBITDA for the third quarter of 2006 was negative $99,000 compared to negative $73,000 for the third quarter of 2005.
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
     The following table sets forth the operating results of the Corporate Office for the three-month periods ended September 30, 2006 and 2005, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	September 30
	2006	2005

Loss from operations	$(521)	$(512)

Add back: depreciation and amortization (1)	4	2

EBITDA	$(517)	$(510)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $167,000 and $328,000 during the third quarters of 2006 and 2005, respectively, and which is included in interest expense in the consolidated financial statements.
     Interest Expense
     During the third quarters of 2006 and 2005, interest expense (excluding interest expense allocated to our discontinued operation of $42,000 and $75,000, respectively) totaled $2,116,000 and $2,250,000, respectively, which included the amortization and write-off of deferred financing expenses of $167,000 and $328,000, respectively.
     Income Tax Provision
     At September 30, 2006, and December 31, 2005, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended September 30, 2006 and 2005, consisted of estimated state income taxes.

Results of Operations — First Nine Months of 2006 Versus First Nine Months 2005
     The following table sets forth our consolidated operating results for continuing operations for the nine-month periods ended September 30, 2006 and 2005, and the reconciliation of income from operations to EBITDA (dollar amounts in thousands).

	Nine Months Ended September 30
	2006		2005

Net sales	$69,608	100.0%	$75,080	100.0%

Cost of sales	60,272	86.6	67,239	89.6

Gross profit	9,336	13.4	7,841	10.4

Selling and administrative expenses	5,126	7.4	5,068	6.8

Gain on sale of assets held for sale	–	–	1,100	1.5

Income from operations	4,210	6.1	3,873	5.2

Add back: depreciation and amortization (1)	5,504	7.9	6,349	8.5

EBITDA	$9,714	14.0%	$10,222	13.6%

Net cash provided by operating activities (2)	$(496)	(0.7)%	$6,009	8.0%

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $1,136,000 and $963,000, during the nine-month periods ended September 30, 2006 and 2005, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	Net cash provided by operating activities is calculated in accordance with U.S. generally acceptable accounting principles. The calculations of net cash provided by operating activities for the nine-month periods ended September 30, 2006 and 2005, are detailed in the consolidated statements of cash flows included in our consolidated financial statements in Part I, Item 1.
     Our net sales for the first nine months of 2006 were $69,608,000, compared to net sales of $75,080,000 for the first nine months of 2005, a decrease of $5,472,000 or 7.3%. The decrease in net sales was principally a result of decreased unit sales, offset, in part, by price increases on selected products. EBITDA for the first nine months of 2006 was $9,714,000, or 14.0% of net sales, compared to EBITDA of $10,222,000, or 13.6% of net sales, for the first nine months of 2005. The reduction in EBITDA was caused by a $1,055,000 decrease in EBITDA at our Metals Group, due to a one-time gain of $1,100,000 on the sale of assets held for sale that was included in the Metals Group’s EBITDA for the first nine months of 2005. Excluding this gain, our EBITDA for the first nine months of 2005 was $9,122,000, or 12.2% of net sales. Net cash used by operating activities during the first nine months of 2006 totaled $496,000, compared to cash provided by operating activities of $6,009,000 for the first nine months of 2005. For more information on the net cash provided or used by our operating activities, please refer to our discussion of operating activities under the caption “Liquidity and Capital Resources” in this Part I, Item 2.

     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the nine-month periods ended September 30, 2006 and 2005.
     Rubber Group
     The Rubber Group manufactures silicone and organic rubber components primarily for automotive industry customers and for manufacturers of medical devices. For more information regarding the end use of our products, please refer to our annual report on Form 10-K for the year ended December 31, 2005.
     The following table sets forth the operating results of the Rubber Group for the nine-month periods ended September 30, 2006 and 2005, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended September 30
	2006		2005

Net sales	$60,319	100.0%	$65,982	100.0%

Cost of sales	50,709	84.1	57,538	87.2

Gross profit	9,610	15.9	8,444	12.8

Selling and administrative expenses	2,804	4.6	2,790	4.2

Income from operations	6,806	11.3	5,654	8.6

Add back: depreciation and amortization	4,870	8.1	5,453	8.3

EBITDA	$11,676	19.4%	$11,107	16.8%

     During the first nine months of 2006, net sales of the Rubber Group decreased by $5,663,000, or 8.6%, compared to the first nine months of 2005. The decrease in net sales was primarily due to (1) the in-sourcing by Delphi Corporation, our largest customer, of certain connector seals that were previously manufactured by us, (2) the resourcing by Delphi during the fourth quarter of 2005 of two high-volume components unrelated to our connector seal business as a result of price increases instituted by us, (3) decreased unit sales of connector seals for automotive wire harnesses, which we believe resulted primarily from market share losses and third quarter production cutbacks by Detroit-based automakers, (4) reduced unit sales to original equipment manufacturers of insulators for automotive ignition systems due to the end of the product-life-cycle of certain components and the loss of certain business by one of our customers, and (5) price reductions on certain components. The factors reducing sales were partially offset by price increases on certain components. During the first nine months of 2006, the Rubber Group’s net sales to Delphi totaled $8,884,000, a decrease of $5,649,000, or 38.9%, compared to net sales of $14,533,000 during the first nine months of 2005.
     Cost of sales as a percentage of net sales decreased to 84.1% of net sales during the first nine months of 2006, compared to 87.2% of net sales during the first nine months of 2005, primarily due to (1) the closing and sale, during 2005, of our unprofitable manufacturing facility in LaGrange, Georgia, and the consolidation of our connector seal production in Vienna, Ohio, (2) price increases on certain of our components, (3) reduced expenses related to scrap, (4) reduced consulting fees, and (5) lower depreciation and amortization expense. The factors reducing cost of sales as a percentage of net sales were partially offset by (a) price reductions on certain components, (b) the underabsorption of fixed or partially fixed manufacturing overhead, and (c) expenses related to the roll-out of new medical components.
     Selling and administrative expenses were essentially unchanged during the first nine months of 2006, compared to the first nine months of 2005, but increased as a percentage of net sales because of the reduction in net sales.
     During the first nine months of 2006, income from operations totaled $6,806,000, an increase of $1,152,000, or 20.4%, compared to the first nine months of 2005. EBITDA for the first nine months of 2006 was $11,676,000, or 19.4% of net sales, compared to $11,107,000, or 16.8% of net sales, for the first nine months of 2005.
     Metals Group
     The Metals Group machines components from aluminum, brass, and steel bars, primarily for automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the nine-month periods ended September 30, 2006 and 2005, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended September 30
	2006		2005

Net sales	$9,289	100.0%	$9,098	100.0%

Cost of sales	9,563	102.9	9,701	106.6

Gross profit (loss)	(274)	(2.9)	(603)	(6.6)

Selling and administrative expenses	524	5.6	511	5.6

Gain on sale of assets held for sale	–	–	1,100	12.1

Loss from operations	(798)	(8.6)	(14)	(0.2)

Add back: depreciation and amortization	617	6.6	888	9.8

EBITDA	$(181)	(2.0)%	$874	9.6%

     During the first nine months of 2006, net sales increased by $191,000, or 2.1%, compared to the first nine months of 2005, primarily because of sales to a new customer and the effects of the pass through of certain increases in raw material cost, partially offset by decreased unit sales to automotive industry customers.

     Cost of sales as a percentage of net sales decreased to 102.9% of net sales during the first nine months of 2006 from 106.6% during the first nine months of 2005, primarily because of (1) improved production efficiencies, (2) lower depreciation expense, and (3) reduced consulting fees, offset, in part, by increased raw material costs.
     Selling and administrative expenses were essentially unchanged during the nine months ended September 30, 2006.
     During the first nine months of 2006, the loss from operations was $798,000, compared to a loss from operations of $14,000 during the first nine months of 2005, which included a one-time gain of $1,100,000 on the sale of our land and building in Casa Grande, Arizona. EBITDA for the first nine months of 2006 was negative $181,000 compared to positive $874,000 for the first nine months of 2005. Excluding the gain on the sale of the Casa Grande, Arizona, facility, the loss from operations for the first nine months of 2005 was $1,114,000, and EBITDA was negative $226,000.
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
     The following table sets forth the operating results of the Corporate Office for the nine-month periods ended September 30, 2006 and 2005, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended
	September 30
	2006	2005

Loss from operations	$(1,798)	$(1,767)

Add back: depreciation and amortization (1)	17	8

EBITDA	$(1,781)	$(1,759)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $1,136,000 and $963,000 during the nine month periods ended September 30, 2006 and 2005, respectively, and which is included in interest expense in the consolidated financial statements.
     Interest Expense
     During the first nine months of 2006 and 2005, interest expense (excluding interest expense allocated to our discontinued operation of $136,000 and $225,000, respectively) totaled $6,984,000 and $6,888,000, respectively, which included the amortization and write-off of deferred financing expenses of $1,136,000 and $963,000, respectively.

     Income Tax Provision
     At September 30, 2006, and December 31, 2005, our net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the nine-month periods ended September 30, 2006 and 2005, consisted of estimated state income taxes.
Liquidity and Capital Resources
     Operating Activities
     During the first nine months of 2006, operating activities used net cash of $496,000. Inventories increased by $446,000. Prepaid expenses and other current assets increased by $616,000, primarily because of an increase in expenditures for unbilled tooling being manufactured by us for sale to our customers. Trade accounts payable decreased by $2,992,000, primarily because of lower levels of business activity, the payment of invoices outstanding beyond normal industry terms with proceeds received from the refinancing of substantially all of our secured debt in May 2006, and the closing of our connector seal facility in LaGrange, Georgia, in October 2005.
     Investing Activities
     During the first nine months of 2006, our investing activities used net cash of $1,970,000. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $1,537,000 and $458,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Metals Group included $157,000 of equipment acquired with seller financing. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $2,012,000, $488,000, and $5,000, respectively, for the year ending December 31, 2006. At September 30, 2006, we had approximately $222,000 of outstanding commitments to purchase equipment.
     Financing Activities
     During the first nine months of 2006, our financing activities provided net cash of $2,660,000.
     During the first nine months of 2006, we paid (1) $1,888,000 of scheduled payments on our equipment term loans, real estate term loans, and other indebtedness, (2) $5,829,000 of cash interest payments, and (3) $1,637,000 of financing expenses that were related to new debt and modifications of existing debt and that were capitalized.
     In May 2006, in connection with the refinancing of substantially all of our secured debt, we received proceeds of $27,500,000 from a new equipment term loan and a new real estate term loan and repaid revolving loans of $6,923,000, secured term loans of $12,664,000, our Increasing Rate Note in the amount of $7,000,000, and other indebtedness of $148,000.
     Liquidity
     Our aggregate indebtedness at September 30, 2006, totaled $72,013,000, compared to $67,549,000 at December 31, 2005.

     We had a net working capital deficit of $1,752,000 at September 30, 2006, compared to a net working capital deficit of $18,696,000 at December 31, 2005. The reduction in our net working capital deficit was primarily the result of the refinancing of our secured debt in May 2006.
     At September 30, 2006, we had outstanding under our revolving line of credit $9,451,000 of loans and $2,024,000 of reimbursement obligations with respect to outstanding letters of credit. Also at September 30, 2006, unused availability under the revolving line of credit totaled $2,269,000.
     Our revolving line of credit expires on May 15, 2009. Under our revolving line of credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) 65% of eligible inventories, minus (3) $500,000. The terms of the revolving line of credit prohibit, through August 1, 2007, the payment of interest on our subordinated debt if availability under our revolving line of credit is less than $3,000,000 after giving effect to any such payment. Loans under the revolving line of credit bear interest at LIBOR plus 2.75%. At September 30, 2006, the interest rate on loans outstanding under the revolving line of credit was 8.07%. Our obligations under the revolving line of credit are secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.
     The equipment term loan is payable in monthly principal installments of $208,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Interest on the equipment term loan is payable monthly at LIBOR plus 4.50%. At September 30, 2006, the interest rate on the equipment term loan was 9.82%. The equipment term loan is secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.
     The real estate term loan is payable in monthly principal installments of $61,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Additionally, if the outstanding balance of the real estate term loan is not reduced to $11,022,000 or less by December 31, 2007 (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on our subordinated debt may only be made to the extent that the unused availability under the revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. At September 30, 2006, interest on the real estate term loan was payable monthly at (1) LIBOR plus 4.50% on $10,939,000 of the loan and (2) the prime rate plus 6.00% on $4,000,000 of the loan. At September 30, 2006, the weighted average interest rate on the real estate term loan was 11.01%. Principal payments made on the real estate term loan are allocable first to the portion of the loan that bears interest at LIBOR plus 4.50% and then to the portion of the loan that bears interest at the prime rate plus 6.00%. The real estate term loan is secured by a first priority lien on our real estate and a second priority lien on substantially all of our other assets.
     We repaid the $7,000,000 Increasing Rate Note, with proceeds from the refinancing of our secured debt on May 31, 2006.
     Our revolving line of credit and secured term loans contain certain financial covenants, the most significant of which are summarized below. Please refer to the financing documents for definitions of capitalized terms included below.
1.	Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is calculated by dividing Consolidated EBITDA, less Unfinanced Capital Expenditures, by Fixed Charges and is required to be not less than 1.1 to 1.0 for each year-to-date period at the end of each month during 2006 and for each twelve-month period at the end of each month from January 2007 through November 2007; and not less than 1.2 to 1.0 for each twelve-month period at the end of each month thereafter. As of September 30, 2006, our Fixed Charge Coverage Ratio was 1.22 to 1.0.

2.	Leverage Ratio. The Leverage Ratio is calculated by dividing Senior Debt by Consolidated EBITDA for the trailing twelve-month period and is required to be not more than 3.0 to 1.0 at the end of each quarter ending on or prior to June 30, 2007, and not more than 2.5 to 1.0 at the end of each quarter thereafter. As of September 30, 2006, our Leverage Ratio was 2.69 to 1.0.
     The agreements that govern our revolving line of credit and secured term loans also contain covenants that (1) limit our capital expenditures to $5,000,000, $5,500,000, and $6,000,000 per annum during the years ending December 31, 2006, 2007, and 2008, respectively, (2) limit the amount of new secured financing we can incur for the purchase of plant and equipment to $5,000,000 during the term of the new secured financing, and (3) place certain other restrictions on our business and operations, including limitations on the sale of all or substantially all of our assets, the repurchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
     During the third quarter of 2006, we experienced a significant decrease in sales of automotive components. We believe that this reduction was primarily a result of production cutbacks by the Detroit-based automakers and resultant cutbacks and inventory adjustments by our customers, who are primarily tier-one suppliers to the Detroit-based and foreign-based automakers. Although we have cut expenses to offset the impact of the lower sales, during the third quarter of 2006, our operating profit and cash flow were adversely affected, as was the availability under our revolving line of credit. We expect the reduced level of sales to automotive customers to continue through the end of 2006.
     The loan agreements governing our revolving line of credit and our secured term loans prohibit, through August 1, 2007, the payment of interest on our subordinated debt if availability under the revolving line of credit would be less than $3,000,000 after giving effect to any such payment. As a result of low third quarter sales to the automotive industry, our unused availability on November 1, 2006, was $2,201,000 and, consequently, we did not make the November 1 interest payments on our subordinated debt. The holder of the Junior Subordinated Note has deferred the November 1 interest payment on the Junior Subordinated Note to February 1, 2007. Pursuant to the terms of our Senior Subordinated Notes, there is a 30-day grace period before the nonpayment of interest becomes an Event of Default. The holders of all of our other debt have agreed to waive, until February 1, 2007, their cross-default provisions related to the nonpayment of interest on our Senior Subordinated Notes unless the holders of the Senior Subordinated Notes take action to accelerate the maturity of their notes or commence other proceedings to enforce their rights. In connection with obtaining the waiver, we amended our loan agreements with CapitalSource Finance LLC and Webster Business Credit Corporation and with CSE Mortgage LLC and DMD Special Situations, LLC to provide that we may not make any payments in respect of our subordinated debt prior to February 1, 2007, if availability under the revolving line of credit would be less that $5,000,000 after giving effect to such payments. Despite the drop in sales to the automotive industry during the third quarter of 2006, we generated $2,468,000 of EBITDA in the third quarter and $9,714,000 for the first nine months of 2006. Because we expect the reduced sales to the automotive industry to continue through the end of 2006 and because our business is always negatively affected by traditional automotive plant shutdowns during the last two weeks of December, we project that EBITDA for the fourth quarter will be slightly below EBITDA for the third quarter of 2006, bringing projected EBITDA for the year to approximately $12,000,000. We expect our sales to the automotive industry to improve in 2007, after our customers have completed their inventory adjustments, and we project that EBITDA in 2007 will exceed $15,000,000. Assuming that we refrain from paying interest on our subordinated debt, we project that unused availability under our revolving line of credit will total approximately $2,000,000 at December 31, 2006, and in excess of $5,000,000 at April 30, 2007. For more information about EBITDA generated during the third quarter and the first nine months of 2006 and for a reconciliation of that EBITDA to income from operations, please refer to our discussion under the caption “Results of Operations” in this Part I, Item 2.
     We have not yet held discussions with holders of the Senior Subordinated Notes, but we intend to work with the holders to reach a mutually acceptable deferral of certain interest payments or possibly a more comprehensive restructuring of the notes. If we cannot agree with the holders of the Senior Subordinated Notes on a deferral or other restructuring and if the holders seek to enforce or exercise any remedies as a result of the nonpayment of interest, we may take advantage of the protection afforded under chapter 11 of the federal Bankruptcy Code in order to permit us to operate our business in an orderly fashion until a restructuring of the Senior Subordinated Notes is consummated.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.
     At September 30, 2006, we had $36,681,000 of outstanding floating-rate debt at interest rates equal to either LIBOR plus 2.75%, LIBOR plus 4.50%, or the prime rate plus 6.0%.
     At September 30, 2006, we had outstanding $35,332,000 of fixed-rate, long-term debt with a weighted-average interest rate of 11.9%.
     We currently estimate that our monthly interest expense, including interest on the Senior Subordinated Notes and Junior Subordinated Note, during the remaining three months of 2006 will be approximately $1,990,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $29,000.
     For further information about our indebtedness, please refer to Note 4, “Debt,” to our consolidated financial statements in Part I, Item 1.
Item 4. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our principal executive officers and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We also reviewed our internal controls and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
     In Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2005, we describe certain risk factors relating to our business. We hereby amend those risk factors by adding the following risk factor:
     We may not reach agreement with the holders of our Senior Subordinated Notes on the deferral of certain interest payments.
     The loan agreements governing our revolving line of credit and our secured term loans prohibit, through August 1, 2007, the payment of interest on our subordinated debt if availability under the revolving line of credit would be less than $3,000,000 after giving effect to any such payment. On November 1, 2006, the unused availability under the revolving line of credit was $2,201,000 and, consequently, we did not make the November 1 interest payments on our subordinated debt. The holder of the Junior Subordinated Note has deferred the November 1 interest payment on the Junior Subordinated Note to February 1, 2007. Pursuant to the terms of our Senior Subordinated Notes, there is a 30-day grace period before the nonpayment of interest becomes an Event of Default. The holders of all of our other debt have agreed to waive, until February 1, 2007, their cross-default provisions related to the nonpayment of interest on our Senior Subordinated Notes unless the holders of the Senior Subordinated Notes take action to accelerate the maturity of their notes or commence other proceedings to enforce their rights. We have not yet held discussions with holders of the Senior Subordinated Notes, but we intend to work with the holders to reach a mutually acceptable deferral of certain interest payments or possibly a more comprehensive restructuring of the notes. If we cannot agree with the holders of the Senior Subordinated Notes on a deferral or other restructuring and if the holders seek to enforce or exercise any remedies as a result of the nonpayment of interest, we may take advantage of the protection afforded under chapter 11 of the federal Bankruptcy Code in order to permit us to operate our business in an orderly fashion until a restructuring of the Senior Subordinated Notes is consummated.
Item 6. EXHIBITS
     The following exhibits are filed herewith:

10-1	First Amendment and Default Waiver Agreement dated as of November 20, 2006, among Lexington Precision Corporation and Lexington Rubber Group, Inc., as borrowers, and CapitalSource Finance LLC, as a lender, as Agent and as Co-Documentation Agent, Webster Business Credit Corporation, as a lender and as Co-Documentation Agent, CSE Mortgage LLC, as a lender and an Agent, and DMD Special situations, LC, as a lender.

31-1	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LEXINGTON PRECISION CORPORATION
FORM 10-Q
September 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION
(Registrant)

November 21, 2006	By:	/s/ Michael A. Lubin

Date	Michael A. Lubin
Chairman of the Board

November 21, 2006	By:	/s/ Warren Delano

Date	Warren Delano
President

November 21, 2006	By:	/s/ Dennis J. Welhouse

Date	Dennis J. Welhouse
Senior Vice President and
Chief Financial Officer