Form 10-K
period 2006-12-31
LEXINGTON PRECISION CORP
filed 2007-04-16
CIK 12570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Year Ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-3252
LEXINGTON PRECISION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-1830121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Third Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 319-4657

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.25 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, $0.25 par value per share, held by non-affiliates of the registrant, as of June 30, 2006, was approximately $1,378,000.
The number of shares of common stock outstanding as of March 20, 2007, was 4,981,767.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be issued in connection with its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.

LEXINGTON PRECISION CORPORATION
Annual Report on Form 10-K

PART I
Item 1. BUSINESS
     Our company was incorporated in Delaware in 1966. Substantially all of our business is conducted in the continental United States. Through our two operating segments, the Rubber Group and the Metals Group, we manufacture rubber and metal components that are sold to other manufacturers.
     In 2006, net sales of the Rubber Group totaled $76,090,000, or 86.6% of our consolidated net sales. The Rubber Group manufactures tight-tolerance rubber components. The Rubber Group’s principal products are connector seals used in automotive wiring systems, insulators used in both original equipment and aftermarket automotive ignition-wire sets, and molded rubber components used in a variety of medical devices, such as intravenous feeding systems, syringes, and surgical equipment. We believe that we are the leading manufacturer of automotive connector seals and insulators for ignition-wire sets in North America.
     In 2006, net sales of the Metals Group totaled $11,811,000, or 13.4% of our consolidated net sales. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks.
     The following table summarizes net sales of the Rubber Group and the Metals Group during 2006, 2005, and 2004, by the type of product in which each segment’s components were utilized (dollar amounts in thousands):

	Years Ended December 31
	2006		2005		2004

Rubber Group:

Automotive original equipment	$41,246	54.2%	$49,793	58.6%	$64,828	65.1%
Automotive aftermarket	22,728	29.9	23,928	28.2	23,936	24.1

Total automotive	63,974	84.1	73,721	86.8	88,764	89.2
Medical devices	11,039	14.5	9,989	11.8	10,568	10.6
Other	1,077	1.4	1,174	1.4	233	0.2

	$76,090	100.0%	$84,884	100.0%	$99,565	100.0%

Metals Group:

Automotive original equipment	$9,490	80.3%	$9,856	82.4%	$9,138	84.7%
Industrial and commercial equipment	1,623	13.8	1,429	12.0	1,102	10.2
Other	698	5.9	673	5.6	548	5.1

	$11,811	100.0%	$11,958	100.0%	$10,788	100.0%

     Financial data for our operating segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 under the section titled “Results of Operations — Comparison of 2006, 2005, and 2004,” and in Note 8, “Segments,” in the notes to our consolidated financial statements in Part II, Item 8.

Major Customers
     Our largest customer is Delphi Corporation. During 2006, 2005, and 2004, our net sales to Delphi totaled $10,719,000, $17,426,000, and $23,413,000, which represented 12.2%, 18.0%, and 21.2%, respectively, of our consolidated net sales and 14.1%, 20.5%, and 23.5%, respectively, of the Rubber Group’s net sales. During 2006, 65.9% of the products we sold to Delphi were covered by a supply contract that expires on December 31, 2009, and 5.6% were covered by a supply agreement that expires on December 31, 2008. In October 2005, Delphi filed for protection from its creditors under chapter 11 of the federal bankruptcy code. Our unpaid, pre-petition accounts receivable from Delphi total approximately $300,000. During 2006, 2005, and 2004, net sales to General Cable Corporation totaled $9,557,000, $10,971,000, $11,636,000, which represented 10.9%, 11.3%, and 10.5%, respectively, of our consolidated net sales and 12.6%, 12.9%, and 11.7%, respectively, of the Rubber Group’s net sales. No other customer accounted for more than 10% of our consolidated net sales during 2006, 2005, or 2004. Loss of a significant amount of business from Delphi, General Cable, or any of our other large customers could have a material adverse effect on our results of operations and financial condition if that business were not replaced by additional business from existing or new customers. We believe that our reserve for uncollectible accounts receivable is adequate; however, our results of operations and financial condition could be materially adversely affected if any of our large customers experience financial difficulties that cause them to delay, or fail to make, payments for goods sold to them.
Marketing and Sales
     Our marketing and sales effort is carried out by management personnel and account managers.
Raw Materials
     Our principal raw materials are silicone and organic rubber compounds and aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. We generally have had access to adequate amounts of each of our principal raw materials from a number of suppliers. During 2004 and 2005, we experienced increased prices for most of our principal raw materials. During 2006, price increases for our principal raw materials were generally not significant.
     We have generally been successful in passing through to our customers increases in the prices of raw materials, although price increases to our customers have typically lagged behind the price increases from our suppliers. We attempt to minimize the effect of raw material price increases by seeking other sources of supply, substituting alternative materials, and reformulating compounds.
     We have not experienced any disruption in our production as a result of raw material shortages.
Patents and Trademarks
     We do not currently hold any patents, trademarks, or licenses that we consider to be material to the successful operation of our business.
Seasonal Variations
     Our business generally is not subject to significant seasonal variation; however, we generally experience decreased sales during the third calendar quarter of each year due to shutdowns of our customers’ plants in July as a result of vacations and model-year changeovers and during the fourth calendar quarter of each year due to shutdowns of our customers’ plants for vacations and holidays in December.

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
Research and Development
     During 2006, 2005, and 2004, we spent approximately $1,093,000, $931,000, and $991,000, respectively, on our research and development activities, which are primarily related to improving our manufacturing processes in order to reduce the cost and increase the quality of our products.
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
Employees
     We believe that our employee relations are generally good. The following table shows the number of employees at December 31, 2006, 2005, and 2004.

	December 31
	2006	2005	2004

Rubber Group	594	685	863
Metals Group	104	107	108
Corporate Office	8	5	7

	706	797	978

     At December 31, 2006, 2005 and 2004, employees at the Rubber Group included 277, 321, and 340 hourly workers at two plant locations that were subject to collective bargaining agreements, which expire on October 21, 2007, and December 11, 2008. Negotiations have not commenced regarding the expiration of these agreements.
Discontinued Operations
     During the third quarter of 2004, we committed to a plan to discontinue the operations of our die casting division, which had been one of two operating units within our Metals Group segment. During 2005, we sold or liquidated all of the assets of the division except its land and buildings. In this Form 10-K, the die casting division is reported as discontinued operations. For more information about the closing of the die casting division, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and to Note 13, “Discontinued Operations,” in the notes to our consolidated financial statements in Part II, Item 8. Unless otherwise indicated, the data set forth in this Form 10-K relates solely to our continuing operations.
Filings with the Securities and Exchange Commission
     We do not make available through a website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, or any amendments to those reports. We will furnish free of charge, upon written request to our President at 800 Third Avenue, 15th Floor, New York, NY 10022, a paper copy of the reports that we file with the Securities and Exchange Commission (the “Commission”). The reports have been filed electronically with the Commission and are accessible on the Commission’s website at www.sec.gov.
Item 1A. RISK FACTORS
The Company Must Restructure, Refinance, or Repay its Secured Debt and its Senior Subordinated Notes.
     As more fully described in the “Liquidity” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, we are currently in default of our secured debt and our Senior Subordinated Notes. In addition, on April 6, 2007, an entity that holds $4,000,000 of the real estate term loan accelerated the maturity of its loan. On March 9, 2007, we agreed with holders of 97.1% of the Senior Subordinated Notes upon the terms of a forbearance agreement that, if executed, would provide that the holders would abstain, during the six-month period following execution of the agreement, from taking any action against us to exercise their rights under the indenture governing the Senior Subordinated Notes. The forbearance agreement is intended to allow us to attempt to remedy the payment defaults that now exist on the Senior Subordinated Notes in an orderly fashion. The forbearance agreement has not been signed because we have not been able to resolve the cross-default and covenant default on our secured debt. In furtherance of the intent of the forbearance agreement, we are actively pursuing one or more of the following strategic alternatives: (1) a refinancing of our current indebtedness, (2) a sale of assets of the Company, and (3) a sale of the Company. To assist us in these efforts we are retaining the services of W.Y. Campbell & Company, a Detroit-based investment banking firm. If we are unable to restructure, refinance, or repay our secured debt and our Senior Subordinated Notes, we may seek protection under chapter 11 of the federal Bankruptcy Code in order to permit us to continue to operate our business in an orderly fashion until a restructuring of our indebtedness is consummated. Our consolidated financial statements have been presented on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to restructure, refinance, or repay our indebtedness is subject to risks and uncertainties. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.
We are dependent on a few major customers.
     In 2006, the three largest customers of the Rubber Group accounted for 36.5% of the Rubber Group’s net sales, and the three largest customers of the Metals Group accounted for 51.2% of the Metals Group’s net sales. Loss of a significant amount of business from any of our large customers would have a material adverse effect on our results of operations and financial condition if such business were not substantially replaced by additional business from existing or new customers. Additionally, our results of operations and financial condition could be materially adversely affected if any of our large customers experienced financial difficulties that caused them to delay, or fail to make, payments for goods sold to them.
We are highly dependent on the automotive industry.
     Net sales to customers in the automotive industry represented approximately 83.6%, 86.3%, and 88.7% of our consolidated net sales in 2006, 2005, and 2004, respectively. Approximately 45.3% of our net sales in 2006 were to companies that supply electrical wiring and ignition systems to manufacturers of new cars and trucks. Sales to these customers are highly sensitive to the rate of sales of new vehicles. A decline in new vehicle sales could have an adverse effect on our results of operations and financial condition.
We encounter significant competition.
     The markets in which we compete are characterized by intense price competition and increasing customer requirements for quality and service. We compete for business primarily on the basis of quality, service, engineering capability, and price. We encounter substantial competition from a large number of domestic and foreign-based manufacturing companies. Our competitors range from small and medium-sized specialized firms to large diversified companies, many of which have resources substantially greater than ours. Additionally, some of our customers have internal manufacturing operations that compete with us.
Our high level of debt may adversely affect our financial and operating flexibility.
     Because we have substantial borrowings for a company our size and because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than it would have upon a company of the same size that has less debt. For more information about our debt, please refer to the “Liquidity” section of “Managements Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.
Part of our labor force is unionized.
     At December 31, 2006, employees at the Rubber Group included a total of 277 hourly workers at two plant locations that were subject to collective bargaining agreements, which expire on October 21, 2007, and December 11, 2008. We cannot assure you that our existing union contracts will be successfully renegotiated upon their expirations. Negotiations have not commenced regarding the expiration of those agreements. If we were to experience a strike or work slowdown, it would have a material adverse effect on our results of operations and financial condition.

We are subject to labor interruptions at major customers.
     Delphi Corporation and the three largest Detroit-based domestic automobile manufacturers have union contracts with various unions. Strikes or work slowdowns at Delphi or at any of the three largest domestic automobile manufacturers could have a material adverse effect on our results of operations and financial condition.
We are vulnerable to fluctuations in the cost and supply of raw materials.
     We purchase raw materials from various suppliers. While all of our raw materials are available from a number of suppliers, commodity raw materials are subject to fluctuations in price. Because raw materials in the aggregate constitute approximately 36% of our cost of goods sold, these fluctuations could have a material adverse effect on our results of operations. We have generally been successful in passing through to our customers increases in the prices of raw materials, although price increases to our customers have typically lagged behind the price increases from our suppliers. We attempt to minimize the effect of raw material price increases by seeking other sources of supply, substituting alternative materials, and reformulating compounds.
     We have not experienced any disruption in our production as a result of raw material shortages, but, if any such shortage were to occur, it could have a material adverse effect on our results of operations and financial condition.
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
Self-insurance may subject us to possible liability that may be partially or completely uninsured.
     We maintain insurance coverage for certain aspects of our business and operations. Based on our evaluation of the various risks to which we may be exposed, we have elected to retain all or a portion of the potential losses that we could experience through the use of various deductibles, limits, and retentions. These forms of self-insurance subject us to possible liability that may be partially or completely uninsured. We attempt to limit our liability through, among other things, the ongoing training and education of our employees, the implementation of safety programs, the ongoing testing and evaluation of the safety and suitability of its workplace environments, the development of sound business practices, and the exercise of care and judgment in the negotiation of contracts. However, we cannot assure you that we will be successful in our efforts to limit our liability.
We are subject to interest rate changes.
     At December 31, 2006, we had a total of $34,790,000 of outstanding floating rate debt at interest rates equal to either the London Interbank Offered Rate (“LIBOR”) or the prime rate plus a fixed interest component. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.
Item 2. PROPERTIES
     The following table shows the locations and square footage of our manufacturing facilities at December 31, 2006:

Square
Feet

Rubber Group:
Jasper, Georgia	100,000
North Canton, Ohio	42,000
Vienna, Ohio	64,000
Rock Hill, South Carolina	61,000

Total Rubber Group	267,000

Metals Group:
Rochester, New York	60,000

Total Company	327,000

     All of our plants are general manufacturing facilities suitable for our operations. We believe that our facilities are adequate to meet our current operating needs. All of our manufacturing facilities are encumbered by mortgages.
     We occupy, in the aggregate, 4,000 square feet of office space for corporate executive and administrative purposes. We lease an office in Cleveland, Ohio, and reimburse an affiliate for the cost of leasing an office in New York City.

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
Item 3. LEGAL PROCEEDINGS
     We are subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. It is our policy to record accruals for claims and legal proceedings when we consider a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may in the future be a party are at various stages of completion. Although there can be no assurance as to the outcome of existing or potential litigation, we currently believe, based upon the information currently available to us, that the outcome of those actions will not have a material adverse effect upon our results of operations or financial condition.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We did not submit any matters to a vote of security holders during the fourth quarter of 2006.

PART II
Item 5. MARKET FOR OUR COMMON STOCK AND OTHER STOCKHOLDER MATTERS
     Our common stock is traded in the over-the-counter market. At March 9, 2007, there were approximately 815 holders of record of our common stock. Trading in shares of our common stock is limited. During 2006 and 2005, trading data for our stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD). The following table sets forth prices at which transactions in our common stock were reported on the OTC Bulletin Board. Additional trading data can be found at the NASD website, www.nasdaq.com.

	Years Ended December 31
	2006		2005
	High	Low	High	Low

First quarter	$0.80	$0.67	$0.69	$0.35
Second quarter	$1.01	$0.60	$0.85	$0.42
Third quarter	$0.90	$0.70	$0.90	$0.72
Fourth quarter	$0.80	$0.41	$0.79	$0.70
     These prices reflect inter-dealer prices and may not necessarily represent actual transactions. We are not able to determine whether retail markups, markdowns, or commissions were included in the above prices. We believe that ten brokerage firms currently make a market in our common stock, although both bid and asked quotations may be limited.
     We have not paid dividends on our common stock since 1979, and we have no current plans to reinstate the payment of dividends. In addition, agreements defining the rights of the holders of our debt currently restrict us from paying cash dividends on our common stock. At December 31, 2006, we were in arrears in the payment of one quarterly dividend in the amount of $6,600 on our $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), and we are in arrears with respect to the redemption of 3,150 shares of the Series B Preferred Stock for an aggregate redemption price of $630,000, representing the scheduled redemptions for 2000 through 2006.

Performance Graph
     The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index, the NASDAQ (National Stocks Data and Automated Quotes) Composite Index, and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600. The graph shows the growth of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2001, and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	2001	2002	2003	2004	2005	2006
Lexington Precision Corporation	100.00	170.97	258.06	193.55	225.81	132.26
S&P 500 Index	100.00	76.63	96.85	105.56	108.73	123.54
NASDAQ Composite Index	100.00	68.47	102.72	111.54	113.07	123.84
S&P 1500 Auto Parts & Equipment Index	100.00	91.00	134.00	135.00	108.00	113.00
     For information on “Related Stockholder Matters” required by Item 201(d) of Regulation S-K, refer to Item 12 of this report.

Equity Compensation Plan Information
     The following table sets forth information about our equity compensation plans as of December 31, 2006 (share amounts in thousands):

	Shares of common	Weighted-average	Shares of common stock
	stock to be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding	future issuance under
	options, warrants and	options,	equity compensation
	rights	warrants and rights	plans
Equity compensation plans approved by security holders	—	$ NA	350
Equity compensation plans not approved by security holders	—	NA	—

Total	—	$ NA	350

Item 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial data, including the reconciliation of income or loss from continuing operations to earnings from continuing operations before interest, taxes, depreciation, amortization, and other non-operating items of income or expense (“EBITDA”), for each of the years in the five-year period ended December 31, 2006 (dollar amounts in thousands, except per share amounts). The financial data has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. This information is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our consolidated financial statements in Part II, Item 8.

	Years Ended December 31
	2006	2005	2004	2003	2002
Summary of operations:

Net sales	$87,901	$96,842	$110,353	$113,231	$112,363
Cost of sales	77,159	87,369	98,304	99,773	97,571

Gross profit	10,742	9,473	12,049	13,458	14,792
Selling and administrative expenses	6,658	6,747	7,383	7,904	7,981
Gain on sale of assets held for sale	—	(1,671)	—	—	—
Impairment of goodwill	—	—	—	47	—
Plant closure costs	—	—	—	—	609

Income from operations	4,084	4,397	4,666	5,507	6,202
Other income (expense):
Interest expense	(10,943)	(9,200)	(8,662)	(6,980)	(7,158)
Gain on sale of securities	—	—	—	—	248
Gain on repurchase of debt	—	77	8,598	—	—

Income (loss) from continuing operations before income tax	(6,859)	(4,726)	4,602	(1,473)	(708)
Income tax provision (benefit)	18	(299)	(196)	76	(538)

Income (loss) from continuing operations	(6,877)	(4,427)	4,798	(1,549)	(170)
Income (loss) from discontinued operations	(472)	644	(3,208)	(4,653)	(1,397)
Cumulative effect of change in accounting principle	—	—	—	(247)	—

Net income (loss)	$(7,349)	$(3,783)	$1,590	$(6,449)	$(1,567)

Net income (loss) per diluted common share	$(1.49)	$(0.77)	$0.32	$(1.36)	$(0.32)

(continued on next page)

(continued from prior page)

	Years Ended December 31
	2006	2005	2004	2003	2002
Other data (continuing operations):

Net cash provided by operating activities of continuing operations	$2,556	$7,142	$7,068	$13,470	$14,766

Reconciliation of income (loss) from continuing operations to EBITDA from continuing operations:

Income (loss) from continuing operations	$(6,877)	$(4,427)	$4,798	$(1,549)	$(170)
Adjustments:
Depreciation and amortization included in income from continuing operations	7,295	8,374	8,444	8,955	10,247
Gain on repurchase of debt	—	(77)	(8,598)	—	—
Interest expense	10,943	9,200	8,662	6,980	7,158
Gain on sale of securities	—	—	—	—	(248)
Income tax provision (benefit)	18	(299)	(196)	76	(538)

EBITDA from continuing operations (1)	$11,379	$12,771	$13,110	$14,462	$16,449

Capital expenditures (2)	$2,661	$3,330	$6,057	$5,686	$4,013

	December 31
	2006	2005	2004	2003	2002
Financial position (3):

Current assets	$20,222	$22,396	$28,907	$30,101	$32,991
Current liabilities	82,211	41,092	35,777	37,687	101,061

Net working capital deficit	$(61,989)	$(18,696)	$(6,870)	$(7,586)	$(68,070)

Total assets	$54,440	$62,343	$78,377	$83,687	$92,145
Long-term debt, excluding current portion	$406	$41,545	$58,949	$63,681	$1,117
Total stockholders’ deficit	$(28,991)	$(21,656)	$(17,875)	$(19,492)	$(13,199)

(1)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-K because this measure is used by investors, as well as our management, to evaluate the operating performance of our business, including its ability to incur and to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA is not the same definition of EBITDA used to calculate compliance with the financial covenants that are incorporated in our secured loan agreements and may not be the same as the definition of EBITDA used by other companies.

(2)	Includes equipment purchased under capital leases and with seller-provided financing of $157,000 in 2006.

(3)	Data includes assets and liabilities of discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Some of our statements in this Form 10-K are “forward-looking statements.” Forward-looking statements usually can be identified by our use of words like “believes,” “expects,” “may,” “will,” “should,” “anticipates,” “estimates,” “projects,” or the negative thereof. They may be used when we discuss strategy, which typically involves risk and uncertainty, and they generally are based upon projections and estimates rather than historical facts and events.
     Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:
•	our ability to cure defaults under our financing arrangements and to restructure, refinance or repay our debt,

•	increases and decreases in business awarded to us by our customers,

•	unanticipated price reductions for our products as a result of competition,

•	changes in the cost of raw materials,

•	strength or weakness in the North American automotive market,

•	financial difficulties encountered by our customers or suppliers,

•	the filing by one or more of our customers or suppliers for protection under the federal bankruptcy code,

•	changes in the competitive environment,

•	labor interruptions at our facilities or at our customers’ or suppliers’ facilities,

•	unanticipated operating results,

•	changes in economic conditions, and

•	changes in interest rates.
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
     For additional discussion about risks and uncertainties that may affect our business, please refer to “Risk Factors” in Part I, Item 1A.
     Because we have substantial borrowings for a company our size and because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than it would have upon a company of the same size that has less debt.

Results of Operations — Comparison of 2006, 2005, and 2004
     Unless otherwise indicated, the data set forth below in this Item 7 relate solely to our continuing operations.
     The following table sets forth our consolidated operating results for 2006, 2005, and 2004 and the reconciliation of income from operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods (dollar amounts in thousands).

	Years Ended December 31
	2006		2005		2004

Net sales	$87,901	100.0%	$96,842	100.0%	$110,353	100.0%

Cost of sales	77,159	87.8	87,369	90.2	98,304	89.1

Gross profit	10,742	12.2	9,473	9.8	12,049	10.9

Selling and administrative expenses	6,658	7.6	6,747	7.0	7,383	6.7

Gain on sale of assets held for sale	—	—	1,671	1.7	—	—

Income from operations	4,084	4.6	4,397	4.5	4,666	4.2

Add back: depreciation and amortization (1)	7,295	8.3	8,374	8.7	8,444	7.7

EBITDA (2)	$11,379	12.9%	$12,771	13.2%	$13,110	11.9%

Net cash provided by operating activities of continuing operations (3)	$2,556	2.9%	$7,142	7.4%	$7,068	6.3%

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $3,078,000, $1,315,000, and $1,098,000, in 2006, 2005, and 2004, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-K because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA is not the same definition of EBITDA used to calculate compliance with the financial covenants that are incorporated in our secured loan agreements and may not be the same as the definition of EBITDA used by other companies.

(3)	The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part II, Item 8.
     Our net sales for 2006 were $87,901,000, compared to net sales of $96,842,000 for 2005, a decrease of $8,941,000, or 9.2%. The net decrease in sales was principally a result of decreased unit sales, offset, in part by price increases on selected products. EBITDA for 2006 was $11,379,000, or 12.9% of net sales, compared to EBITDA of $12,771,000, or 13.2% of net sales, for 2005. EBITDA for 2005 included gains on assets held for sale of $1,671,000. Excluding those gains, our EBITDA for 2005 was $11,100,000, or 11.5%, of net sales.

     During 2005 our net sales decreased $13,511,000, or 12.2%, compared to 2004. The decrease in net sales was principally a result of decreased unit sales of rubber components, offset, in part, by increased unit sales of metal components and price increases on selected products. EBITDA for 2005 was $12,771,000, or 13.2% of net sales, compared to EBITDA of $13,110,000, or 11.9% of net sales, for 2004. The change in EBITDA reflected a $2,534,000 reduction in EBITDA at our Rubber Group, offset by a $2,135,000 increase in EBITDA at our Metals Group. In 2005, EBITDA of the Rubber Group and the Metals Group included gains on the sale of assets held for sale of $571,000 and $1,100,000, respectively.
     Net cash provided by our operating activities during 2006 totaled $2,556,000, compared to $7,142,000 for 2005. Net cash provided by our operating activities during 2005 totaled $7,142,000, compared to $7,068,000 for 2004. For more information about the net cash provided by our operating activities, please refer to the consolidated statements of cash flows in Part II, Item 8, and to our discussion of operating activities under the caption “Liquidity and Capital Resources” in this Part II, Item 7.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for 2006, 2005, and 2004.
     Rubber Group
     The Rubber Group manufactures tight-tolerance rubber components. The Rubber Group’s primary products are connector seals used in automotive wiring systems, insulators used in both original equipment and aftermarket automotive ignition-wire sets, and molded rubber components used in a variety of medical devices, such as intravenous feeding systems, syringes, and surgical equipment.
     The following table sets forth the operating results of the Rubber Group for 2006, 2005, and 2004 and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Years Ended December 31
	2006		2005		2004

Net sales	$76,090	100.0%	$84,884	100.0%	$99,565	100.0%

Cost of sales	64,772	85.1	74,719	88.0	85,457	85.8

Gross profit	11,318	14.9	10,165	12.0	14,108	14.2

Selling and administrative expenses	3,676	4.9	3,702	4.4	4,243	4.3

Gain on sale of assets held for sale	—	—	571	0.7	—	—

Income from operations	7,642	10.0	7,034	8.3	9,865	9.9

Add back: depreciation and amortization	6,455	8.5	7,226	8.5	6,929	7.0

EBITDA	$14,097	18.5%	$14,260	16.8%	$16,794	16.9%

     During 2006, total net sales of the Rubber Group decreased by $8,794,000, or 10.4%, compared to 2005. Net sales to automotive customers decreased by $9,747,000, or 13.2%, net sales to medical device manufacturers increased by $1,050,000, or 10.5%, and all other net sales decreased by $97,000, or 8.3%.
     The decrease in net sales to automotive customers was primarily due to (1) the in-sourcing by Delphi Corporation, our largest customer, of certain connector seals that were previously manufactured by us, (2) the resourcing by Delphi during the fourth quarter of 2005 of two high-volume components unrelated to our connector seal business as a result of price increases instituted by us, (3) decreased unit sales of connector seals for automotive wire harnesses, which we believe resulted primarily from market share losses and third and fourth quarter production cutbacks by Detroit-based automakers, (4) reduced unit sales to original equipment manufacturers of insulators for automotive ignition-wire sets due to the end of the product-life-cycle of certain components, the loss of certain business by one of our customers, and third and fourth quarter production cutbacks by Detroit-based automakers, (5) reduced unit sales to manufacturers of aftermarket insulators for automotive ignition-wire sets primarily due to the loss of business by one of our customers, and (6) price reductions on certain components. The factors reducing sales were partially offset by price increases on certain components. During 2006, the Rubber Group’s net sales to Delphi totaled $10,719,000, a decrease of $6,707,000, or 38.5%, compared to net sales of $17,426,000 during 2005.
     The increase in net sales to medical device manufacturers was primarily due to increased unit sales of existing components.
     Cost of sales as a percentage of net sales decreased to 85.1% of net sales during 2006, compared to 88.0% of net sales during 2005, primarily due to (1) the closing and sale, during 2005, of our unprofitable manufacturing facility in LaGrange, Georgia, and the consolidation of our connector seal production in Vienna, Ohio, (2) price increases on certain of our components, (3) reduced expenses related to scrap, (4) reduced consulting fees, (5) lower depreciation and amortization expense, and (6) a reduction in the operating loss at our captive tool making facility. The factors reducing cost of sales as a percentage of net sales were partially offset by (a) price reductions on certain components, (b) the underabsorption of fixed or partially fixed manufacturing overhead during a period of reduced sales volume, and (c) expenses related to the roll-out of new medical components.
     Selling and administrative expenses of the Rubber Group were essentially unchanged during 2006, compared to 2005, but increased as a percentage of net sales because of the reduction in net sales.
     During 2006, income from operations totaled $7,642,000, an increase of $608,000, or 8.6%, compared to 2005. EBITDA for 2006 was $14,097,000, or 18.5% of net sales, compared to $14,260,000, or 16.8% of net sales, for 2005. EBITDA for 2005 included a gain the sale of the LaGrange, Georgia, manufacturing facility of $571,000. Excluding that gain, our EBITDA for 2005 was $13,689,000, or 16.1%, of net sales.
     During 2005, Delphi in-sourced 34 high-volume connector seals that had been produced by our connector seals division. Net sales to Delphi of connector seals for automotive wire harnesses totaled $11,527,000 and $19,802,000 during 2005 and 2004, respectively. The majority of in-sourced parts were taken over by Delphi on January 1, 2005, although several parts were taken over at various times during the first half of 2005. Effective January 1, 2005, Delphi and our connector seals division entered into an agreement pursuant to which Delphi agreed to purchase from the division 100% of its requirements through December 31, 2009, for all connector seals not designated to be in-sourced. Pursuant to the agreement, our connector seals division received price increases on a majority of the connector seals covered by the new agreement, which offset a substantial portion of the profit lost due to the in-sourcing.

We have restructured the operations of our connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of our connector seals division included the closing of its LaGrange, Georgia, manufacturing facility and the consolidation of all connector seal manufacturing at its facility in Vienna, Ohio. We estimate that during 2005, the net effect of the Delphi in-sourcing and the price increases on the remaining connector seals reduced net sales by approximately $4,370,000, but had a negligible effect on income from operations.
     During 2005, net sales of the Rubber Group decreased by $14,681,000, or 14.7%, compared to 2004. The decrease in net sales was primarily due to (1) the in-sourcing by Delphi of connector seals that were previously manufactured by us, (2) decreased net sales of connector seals and insulators for automotive ignition-wire sets due to reduced sales to original equipment manufacturers, (3) reduced sales of medical components, and (4) contractual price reductions. The factors reducing sales were partially offset by price increases negotiated with Delphi and certain other customers.
     Cost of sales as a percentage of net sales increased to 88.0% of net sales during 2005, compared to 85.8% of net sales during 2004, primarily due to (1) the effect of fixed, or partially fixed, manufacturing expenses during a period of low sales volume, (2) expenses and production inefficiencies resulting from the closing of the LaGrange, Georgia, facility and the relocation of tooling and equipment from the LaGrange facility to our connector seals facility in Vienna, Ohio, (3) containment costs related to a one-time quality issue on a particular high-volume connector seal, (4) increased prices for raw materials, (5) significant operating losses at our captive tool making facility, due to a reduction in new tool orders, (6) one-time consulting expenses totaling $304,000, (7) higher workers’ compensation expense, and (8) higher depreciation and amortization expense.
     Selling and administrative expenses of the Rubber Group decreased by $541,000, or 12.8%, during 2005 compared to 2004, primarily because of a reduction in payroll expense and incentive compensation.
     During 2005, we sold our facility in LaGrange, Georgia, which was part of our connector seals division, for net proceeds of $1,882,000, and recorded a pre-tax gain on the sale of $571,000. Excluding the gain on the sale of the LaGrange facility in 2005, during 2005 and 2004, losses from operations of the LaGrange facility totaled $1,667,000 and $2,061,000, respectively. The loss from operations in 2005 included $633,000 of expenses related to the closure of the facility.
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

      Metals Group
     The Metals Group manufactures machined metal components primarily for automotive industry customers from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks.
     The following table sets forth the operating results of the Metals Group for 2006, 2005, and 2004 and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Years Ended December 31
	2006		2005		2004

Net sales	$11,811	100.0%	$11,958	100.0%	$10,788	100.0%

Cost of sales	12,387	104.9	12,650	105.8	12,847	119.1

Gross profit (loss)	(576)	(4.9)	(692)	(5.8)	(2,059)	(19.1)

Selling and administrative expenses	669	5.6	723	6.0	729	6.8

Gain on sale of assets held for sale	—	—	1,100	9.2	—	—

Loss from operations	(1,245)	(10.5)	(315)	(2.6)	(2,788)	(25.9)

Add back: depreciation and amortization	820	6.9	1,138	9.5	1,476	13.7

EBITDA	$(425)	(3.6)%	$823	6.9%	$(1,312)	(12.2)%

     During 2006, net sales of the Metals Group decreased by $147,000, or 1.2%, compared to 2005, primarily because of decreased unit sales to most existing automotive industry customers, substantially offset by sales to a new automotive customer and the effects of the pass-through of certain increases in raw material costs. The three largest customers of the Metals Group accounted for 51.2%, 61.1%, and 61.3% of the Metals Group’s net sales during 2006, 2005, and 2004, respectively.
     Cost of sales as a percentage of net sales decreased to 104.9% of net sales during 2006 from 105.8% of net sales during 2005, primarily because of (1) improved production efficiencies, (2) lower depreciation expense, and (3) reduced consulting fees, offset, in part, by increased raw material costs.
     Selling and administrative expenses of the Metals Group decreased by $54,000, or 7.5%, during 2006 compared to 2005, primarily because of a reduction in bad debt expense.
     During 2006, the loss from operations was $1,245,000, compared to a loss from operations of $315,000 during 2005, which included a one-time gain of $1,100,000 on the sale of our land and building in Casa Grande, Arizona. EBITDA for 2006 was negative $425,000 compared to positive $823,000 for 2005. Excluding the gain on the sale of the Casa Grande, Arizona, facility, the loss from operations for 2005 was $1,415,000, and EBITDA was negative $277,000.
     During 2005, net sales increased by $1,170,000, or 10.8%, compared to 2004. The increase in net sales resulted from increased sales of existing components and the rollout of several new components.

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
     During 2005 and 2004, the Metals Group’s operating results included losses from operations of $87,000 and $334,000, respectively, at our idle facility in Casa Grande, Arizona, primarily to maintain, insure, protect, and depreciate the facility.
     Selling and administrative expenses were essentially unchanged during 2005 compared to 2004.
     During 2005, we sold our land and building in Casa Grande, Arizona, for net proceeds of $2,636,000, and we recorded a pre-tax gain on the sale of $1,100,000.
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
     Discontinued Operation
     The results of operations, assets, liabilities, and cash flows of our former die casting division have been classified as discontinued operations in the consolidated financial statements.
     In accordance with Financial Accounting Standards Board Emerging Issue Task force Abstract No. 87-24, “Allocation of Interest to Discontinued Operations” (“EITF 87-24”), we have allocated interest to discontinued operations based on the amount and the terms of the debt that was or will be required to be repaid using our estimate of the proceeds realized or to be realized on the actual or possible sale of the assets of discontinued operations. No allocation was made to discontinued operations for any other interest or for any corporate office expenses. Interest expense allocated to discontinued operations totaled $178,000, $262,000, and $241,000 for 2006, 2005, and 2004, respectively.
     During 2006, we increased our provision for environmental remediation by $255,000 to cover the current and projected cost of certain environmental remediation at the former die casting division’s manufacturing facility. On March 7, 2007, the State of New York Department of Environmental Conservation informed us that it intends to commence the process to classify it as a Class 4 Site under the State of New York Environmental Conservation Law, which means that the site has been properly closed and only requires continued monitoring.

     The following table summarizes certain operating data of discontinued operations for 2006, 2005, and 2004 (dollar amounts in thousands):

	Years Ended December 31
	2006	2005	2004
Net sales	$—	$3,381	$9,096

Income (loss) from operations before asset impairment charge, increase in carrying value of assets held for sale, and gain on the sale of assets	$(294)	$130	$(1,372)
Impairment of long-lived assets	—	—	(1,595)
Increase in carrying value of assets held for sale	—	542	—
Gain on sale of assets	—	568	—

Income (loss) from discontinued operations	(294)	1,240	(2,967)
Allocated interest expense	178	262	241

Income (loss) from discontinued operations before income taxes	(472)	978	(3,208)
Income tax provision (1)	—	334	—

Income (loss) from discontinued operations	$(472)	$644	$(3,208)

(1)	The income tax provision in 2005 was offset by an income tax benefit recorded in continuing operations. Income tax benefits in 2006 and 2004 were offset by provisions for valuation allowances.
     The following table sets forth the assets and liabilities of discontinued operations at December 31, 2006 and 2005 (dollar amounts in thousands); the liabilities reflected in the table do not include debt that is secured by assets of the division:

	December 31
	2006	2005
Assets:
Current assets	$101	$254
Plant and equipment, net	1,418	1,474

Total assets	$1,519	$1,728

Liabilities (all current)	$221	$485

      Corporate Office
     Corporate Office expenses, which are not included in the operating results of the Rubber Group or the Metals Group, represent administrative expenses incurred primarily at our New York City and Cleveland offices. Corporate Office expenses are consolidated with the selling and administrative expenses of the Rubber Group and the Metals Group in our consolidated financial statements.
     The following table sets forth the operating results of the Corporate Office for 2006, 2005, and 2004 and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Years Ended December 31
	2006	2005	2004
Loss from operations	$(2,313)	$(2,322)	$(2,411)
Add back: depreciation and amortization (1)	20	10	39

EBITDA	$(2,293)	$(2,312)	$(2,372)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $3,078,000, $1,315,000, and $1,098,000, in 2006, 2005, and 2004, respectively, and which is included in interest expense in the consolidated financial statements.
     Corporate Office expenses were essentially unchanged in 2006, compared to 2005 and 2004.
      Interest Expense
     During 2006, 2005, and 2004, interest expense (excluding interest expense allocated to our discontinued operation of $178,000, $262,000 and $241,000, respectively) totaled $10,943,000, $9,200,000, and $8,662,000, respectively, which included the amortization and write-off of deferred financing expenses of $3,078,000, $1,315,000 and $1,098,000, respectively. Interest expense in 2006 increased from 2005 primarily because of the write-off, during the fourth quarter of 2006, of $1,829,000, representing all of the unamortized deferred financing costs related to our Senior Subordinated Notes and our secured debt, which have been classified as debt in default in our consolidated balance sheet at December 31, 2006. Cash interest payments were $6,749,000, $8,196,000, and $7,144,000 in 2006, 2005, and 2004 respectively. For more information about the status of our Senior Subordinated Notes and our secured debt, please refer to the discussion under the section titled “Liquidity” in this Part II, Item 7. In 2005, interest expense increased from 2004, due to higher rates on our floating rate indebtedness and increased amortization of deferred financing charges.
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
      Income Tax Provision
     The income tax provision recorded in 2006, consisted of estimated state income taxes.
     The federal income tax benefit recognized by our continuing operations in 2005, resulted from the recognition of an offsetting amount of federal income tax expense by the Company’s discontinued operations in 2005. The income tax benefit recorded during 2004, consisted of an adjustment of previously recorded federal income tax liabilities, offset, in part, by a provision for state income taxes.
     For additional information concerning income taxes and related matters, see Note 7, “Income Taxes,” in the notes to our consolidated financial statements in Part II, Item 8.
Liquidity and Capital Resources
     Operating activities
     During 2006, operating activities of our continuing operations provided net cash of $2,556,000. Accounts receivable, net decreased by $2,849,000 during 2006, primarily because net sales during November and December of 2006 were lower than our net sales during November and December of 2005, due to third and fourth quarter production cutbacks by Detroit-based automakers and, to a lesser extent, from a reduction in outstanding billings for customer tooling and automation equipment in 2006 compared to 2005. Inventories, net increased by $1,003,000, primarily because we anticipated increased demand for existing and new automotive and medical components during the first quarter of 2007 and because we chose to maintain minimum levels of production at certain of our facilities during a period of low sales volume. Prepaid expenses and other current assets increased by $457,000, primarily because of an increase in expenditures for unbilled tooling being manufactured by us for sale to our customers. Trade accounts payable decreased by $2,683,000, primarily because of lower levels of business activity and the payment of invoices outstanding beyond normal industry terms with proceeds received from the refinancing of substantially all of our secured debt in May 2006. Accrued expenses, excluding accrued interest expense, decreased by $912,000, primarily because of the payment of $641,000 of incentive compensation payments deferred from 2004. Accrued interest expense increased by $1,281,000, because of our failure to pay $1,036,000 of quarterly interest payments due November 1, 2006, on our subordinated debt.
     Net cash used by operating activities of our discontinued operations totaled $514,000.
      Investing Activities
     During 2006, investing activities of our continuing operations used net cash of $2,628,000. Capital expenditures during 2006 attributable to the Rubber Group, the Metals Group, and the Corporate Office, including seller-provided financing of $157,000, totaled $2,118,000, $511,000, and $32,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $3,103,000, $415,000, and

$59,000, respectively, for the year ending December 31, 2007. At December 31, 2006, we had approximately $305,000 of unrecorded commitments outstanding to purchase equipment.
      Financing Activities
     During 2006, our financing activities provided net cash of $621,000.
     During 2006, we paid (1) $2,715,000 of scheduled payments on our equipment term loans, real estate term loans, and other indebtedness and (2) $1,767,000 of financing expenses that were related to new debt and modifications of existing debt and that were capitalized.
     In May 2006, in connection with the refinancing of substantially all of our secured debt, we received proceeds of $27,500,000 from a new equipment term loan and a new real estate term loan and repaid revolving loans of $6,923,000, secured term loans of $12,664,000, our Increasing Rate Note in the amount of $7,000,000, and other indebtedness of $148,000.
      Liquidity
     During the third and fourth quarters of 2006, we experienced a significant decrease in sales of automotive components. We believe that this reduction was primarily a result of production cutbacks by the Detroit-based automakers and resultant production cutbacks and inventory adjustments by our customers, who are primarily tier-one suppliers to the Detroit-based and foreign-based automakers. Although we cut expenses to offset the impact of the lower sales, our operating profit and cash flow during the third and fourth quarters of 2006 were adversely affected, as was the availability under our revolving line of credit. We expect sales to automotive customers to improve during 2007, although we expect sales to automotive customers during the first quarter of 2007 to remain significantly below the first quarter of 2006.
     The loan agreements governing our revolving line of credit and our secured term loans prohibit the payment of interest on our subordinated debt if unused availability under the revolving line of credit would be less than $3,000,000 after giving effect to any such payment. Because our unused availability on November 1, 2006, was $2,201,000, we were unable to make the November 1, 2006, interest payments on our Senior Subordinated Notes. The holder of the Junior Subordinated Note has deferred interest payments due on November 1, 2006, and February 1, May 1, and August 1, 2007, on the Junior Subordinated Note until February 1, 2008, and has agreed to eliminate the cross-default provisions provided for in the Junior Subordinated Note. The holders of our secured debt waived, until February 1, 2007, their cross-default provisions related to the nonpayment of interest on our Senior Subordinated Notes. In connection with this waiver, the interest rates on our secured debt were increased by 2%, effective December 1, 2006. On February 1, 2007, our unused availability was $740,000, and, consequently, we did not make the February 1, 2007, interest payments on the Senior Subordinated Notes. Also on February 1, 2007, the waiver of the cross-default by the holders of our secured debt expired and was not extended because we could not agree with the secured lenders on the economic terms of the waiver.
     On March 9, 2007, we agreed in principle with holders of 97.1% of the Senior Subordinated Notes upon the terms of a forbearance agreement that, if executed, would provide that the holders would abstain, during the six-month period following execution of the agreement, from taking any action against us to exercise their rights under the indenture governing the Senior Subordinated Notes. The forbearance agreement is intended to allow us to attempt to remedy the payment defaults that now exist on the Senior Subordinated Notes in an orderly fashion. The forbearance agreement has not been signed because we have not yet been able to resolve the cross-default and covenant default on the secured debt. We are actively pursuing one or more of the following strategic alternatives: (1) a refinancing of our current indebtedness, (2) a sale of assets of the Company, and (3) a sale of the Company. To assist us in these efforts we are retaining the services of W.Y. Campbell & Company, a Detroit-based investment banking firm. The forbearance agreement, if executed, would provide that (i) no payments would need to be made on the Senior Subordinated Notes as long as the forbearance agreement is in effect, and (ii) interest on the Senior Subordinated Notes and on past due and unpaid interest thereon would accrue at 16% per annum, compounded quarterly, during the period from March 9, 2007, to the date six months following the execution of the forbearance agreement. The agreement in principle with holders of 97.1% of the Senior Subordinated Notes has not been executed.
     The primary financial covenants included in our revolving line of credit and secured term loans are summarized below. Please refer to the financing documents for definitions of capitalized terms included below.
1.	Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is calculated by dividing consolidated EBITDA, less Unfinanced Capital Expenditures, by consolidated Fixed Charges and is required to be not less than 1.1 to 1.0 for each twelve-month period at the end of each month from December 2006 through November 2007; and not less than 1.2 to 1.0 for each twelve-month period at the end of each month thereafter. As of December 31, 2006, January 31, 2007, and February 28, 2007, our Fixed Charge Coverage Ratio was 1.13 to 1.0, 1.11 to 1.0, and 1.01 to 1.0, respectively. Accordingly, as of February 28, 2007, the Company failed to comply and remains in violation of the Fixed Charge Coverage Ratio.

2.	Leverage Ratio. The Leverage Ratio is calculated by dividing Senior Debt by consolidated EBITDA for the trailing twelve-month period and is required to be not more than 3.0 to 1.0 at the end of each quarter ending on or prior to June 30, 2007, and not more than 2.5 to 1.0 at the end of each quarter thereafter. As of December 31, 2006, our Leverage Ratio was 2.92 to 1.0.
     We have been in discussions with the holders of our secured debt with the intent of reaching an agreement to waive both the cross-default related to the non-payment of interest on the Senior Subordinated Notes and the default related to the fixed charge coverage ratio. Because we have been unwilling to agree to the terms proposed by the secured lenders, the lenders have indicated that they will cease to provide funding under the revolving line of credit subsequent to May 7, 2007. In addition, on April 6, 2007, an entity that holds $4,000,000 of the real estate term loan accelerated the maturity of its loan. If any of the secured lenders takes any action to foreclose on any collateral or if the secured lenders cease making advances under the revolving line of credit, we likely would seek protection under chapter 11 of the federal Bankruptcy Code in order to permit us to continue to operate our business in an orderly fashion until a restructuring and/or refinancing of our indebtedness could be consummated.
     Although there can be no assurance, we currently believe that, if we are given the six-month period to restructure, refinance, or repay our secured debt and Senior Subordinated Notes, we could remedy the defaults currently existing on the Senior Subordinated Notes and secured debt. If we were unable to restructure, refinance, or repay our secured debt and Senior Subordinated Notes within the six-month forbearance period and were unable to extend the forbearance period, we likely would seek protection under chapter 11 of the federal Bankruptcy Code in order to permit us to continue to operate our business in an orderly fashion until a restructuring and/or refinancing of our indebtedness could be consummated.
     Our consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our ability to eliminate the default relating to the nonpayment of interest on our Senior Subordinated Notes and any financial covenant violations on our secured debt, as more fully described above, is subject to risks and uncertainties. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.
     Despite the drop in sales to the automotive industry we generated $11,379,000 of EBITDA during 2006. The Rubber Group recorded EBITDA of $14,097,000, or 18.5% of net sales, our Metals Group recorded negative EBITDA of $425,000, or negative 3.6% of net sales, and our corporate office recorded negative EBITDA of $2,293,000. Corporate Office expenses, which are not included in the operating results of the Rubber Group or the Metals Group, represent administrative expenses incurred primarily at our New York City and Cleveland offices. Corporate Office expenses are consolidated with the selling and administrative expenses of the Rubber Group and the Metals Group in our consolidated financial statements. Because we expect reduced sales to the automotive industry to continue through the first quarter of 2007, we estimate that our consolidated EBITDA for the first quarter of 2007 will be $3,159,000, or 14.0% of net sales. We estimate that the EBITDA of our Rubber Group for the first quarter of 2007 will be $3,575,000, or 18.6% of net sales, and that our Metals Group will record EBITDA of $152,000, or 4.0% of net sales, during the first quarter of 2007. We also project that consolidated EBITDA for all of 2007 will exceed $15,000,000 primarily because we expect that sales to automotive customers will improve during the last three quarters of 2007 and because we believe that our sales of medical components will increase during 2007 as we continue to ship more components to a significant new customer. Assuming that we do not make the May 1 and August 1, 2007, interest payments on our Senior Subordinated Notes but that we continue to make all payments of principal and interest on our secured debt, we currently project that our unused availability under the revolving line of credit will total approximately $5,000,000 on November 1, 2007.
     Our aggregate indebtedness at December 31, 2006, totaled $70,107,000 plus unpaid, past due interest of $1,036,000, compared to $67,549,000 at December 31, 2005.
     We had a net working capital deficit of $61,989,000 at December 31, 2006, compared to a net working capital deficit of $18,696,000 at December 31, 2005. The increase in our net working capital deficit results from the classification of our Senior Subordinated Notes and secured debt as current liabilities in our consolidated financial statements at December 31, 2006.
     At December 31, 2006, we had outstanding under our revolving line of credit $8,369,000 of loans and $1,687,000 of reimbursement obligations with respect to letters of credit. Also at December 31, 2006, unused availability under the revolving line of credit totaled $1,575,000.
     Our revolving line of credit expires on May 15, 2009, although our secured lenders have indicated that they will cease to provide funding under the revolving line of credit subsequent to May 7, 2007. Under our revolving line of credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) 65% of eligible inventories, minus (3) $500,000. Loans under the revolving line of credit bear interest at LIBOR plus 2.75% through November 30, 2006, and LIBOR plus 4.75% thereafter. At December 31, 2006, the interest rate on loans outstanding under the revolving line of credit was 10.08%. Our obligations under the revolving line of credit are secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate. The loans outstanding under the revolving line of credit are classified as of December 31, 2006, as debt in default because their waiver of the cross-default related to the nonpayment of interest on our Senior Subordinated Notes expired on February 1, 2007. Our ability to borrow under the revolving line of credit may be limited while we are in default.

     The equipment term loan is payable in monthly principal installments of $208,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Interest on the equipment term loan is payable monthly at LIBOR plus 4.5% through November 30, 2006, and LIBOR plus 6.5% thereafter. At December 31, 2006, the interest rate on the equipment term loan was 11.83%. The equipment term loan is secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate. The equipment term loan was classified as debt in default because the waiver of the cross-default related to the nonpayment of interest on our Senior Subordinated Notes expired on February 1, 2007.
     The real estate term loan is payable in monthly principal installments of $61,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Additionally, if the outstanding balance of the real estate term loan is not reduced to $11,022,000 or less by December 31, 2007 (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on our subordinated debt may only be made to the extent that the unused availability under the revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. At December 31, 2006, interest on the real estate term loan was payable monthly at (1) LIBOR plus 4.5% through November 30, 2006, and LIBOR plus 6.5% thereafter on $10,755,000 of the loan and (2) the prime rate plus 6.00% through November 30, 2006, and prime rate plus 8.0% thereafter on $4,000,000 of the loan. At December 31, 2006, the weighted average interest rate on the real estate term loan was 13.03%. Principal payments made on the real estate term loan are allocable first to the portion of the loan that bears interest at LIBOR plus 6.50% and then to the portion of the loan that bears interest at the prime rate plus 8.00%. The real estate term loan is secured by a first priority lien on our real estate and a second priority lien on substantially all of our other assets. The real estate term loan was classified as of December 31, 2006, as debt in default because the waiver of the cross-default related to the nonpayment of interest on our Senior Subordinated Notes expired on February 1, 2007.
     In addition to the fixed charge coverage ratio and leverage ratio discussed above, the agreements that govern our revolving line of credit and secured term loans contain covenants that (1) limit our capital expenditures to $5,000,000, $5,500,000, and $6,000,000 per annum during the years ending December 31, 2006, 2007, and 2008, respectively, (2) limit the amount of new secured financing we can incur for the purchase of plant and equipment to $2,500,000 during the term of the new secured financing, and (3) place certain other restrictions on our business and operations, including limitations on the sale of all or substantially all of our assets, the repurchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
      Contractual Obligations
     The following table summarizes our expected cash outflows from financial contracts and commitments in effect as of December 31, 2006 (dollar amounts in thousands). We have not included information on recurring purchases of raw materials for use in our manufacturing operations; those amounts are normally consistent from year to year and do not represent a long-term commitment. In addition, we currently project that we will make cash interest payments of $8,558,000 during 2007 assuming that our subordinated debt and our secured debt are outstanding for all of 2007 and that all current and past due interest on our subordinated debt is paid in full during 2007 and believe that amounts due beyond 2007 are not readily determinable. Contractual commitments also include $1,687,000 of letters of credit, which are not reflected in the table.

	Payments Due by Period
			2008 &	2010 &	More than
	Total	2007	2009	2011	5 years

Equipment term loans	$11,666	11,666	—	—	$—
Real estate term loan	14,755	14,755	—	—	—
Subordinated debt	34,524	34,177	347	—	—
Other long-term debt	793	734	59	—	—
Operating lease obligations	263	137	126	—	—
Equipment purchase obligations	305	305	—	—	—
Fixed interest payments	8,558	8,558	—	—	—

Total	$70,864	70,332	532	—	$—

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
Quarterly Financial Data
     For quarterly financial data please refer to Note 14, “Quarterly Financial Data,” in the notes to our consolidated financial statements in Part II, Item 8.
Critical Accounting Policies and Estimates
     Our accounting policies are more fully described in Note 1, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements in Part II, Item 8. The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates. The significant estimates included in the preparation of our financial statements are related to valuation of accounts receivable, inventories, long-lived assets, and goodwill and estimates related to the determination of liabilities for environmental matters, litigation, product liability matters, income taxes, and other contingencies.
     We believe that the most critical accounting policies inherent in the preparation of our consolidated financial statements are the following:
      Valuation of Accounts Receivable and Provision for Credit Losses
     We record accounts receivable due from our customers at the time a sale is recorded in accordance with our revenue recognition policy. We operate primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a sudden and adverse effect on the operating results and financial condition of specific customers, and, in turn, on the collectibility of our accounts receivable from those customers. We attempt to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of financial statements of our customers, and discussions with management of our customers, as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations. We generally do not require collateral from our customers to support the extension of trade credit.
      Valuation of Inventory
     Inventory is valued at the lower of cost (first-in, first-out method) or market. We evaluate our inventory on a quarterly basis to ensure that it is properly valued. We record allowances against inventory where appropriate to provide for losses due to obsolescence, lower of cost or market valuations, excess quantities on hand, and certain other factors. In doing so, we apply consistent practices, which include the identification of potentially unmarketable inventory based on assumptions about future demand and historical usage rates, specific identification of components that are being replaced with new generation components, actual margins generated from the sales of our components, and historical unit sales volumes.
      Valuation of Long-Lived Assets other than Goodwill
     We evaluate for impairment our plant and equipment and other long-term, amortizable assets when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Changes in technology or in our intended use of these assets, including changes in the primary markets in which we operate, may cause the original estimated useful lives of these assets to change and result in the impairment of these assets.
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
Recently Issued Accounting Standards
     Listed below are recently issued accounting standards and a discussion of how they have affected or will affect our consolidated financial statements:
Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
     In February 2007, the Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The pronouncement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect the adoption of FAS 159 will have on its reported results of operations and financial position.
Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements of Financial Accounting Standards No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement benefit plan as an asset or liability in its statement of financial position for all fiscal years ending after December 15, 2006. FAS 158 also requires an employer to measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position for all fiscal years ending after December 31, 2008. On December 31, 2006, we adopted the recognition and disclosure provisions of FAS 158. The adoption of FAS 158 had an insignificant effect on our reported results of operations and financial position.
Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109 by prescribing a minimum recognition threshold that a tax position must meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and transition. FIN 48 is effective for us beginning January 1, 2007. The adoption of FIN 48 will not have a material impact on our reported results of operations or financial condition.
Statement of Financial Accounting Standards No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4”
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). We adopted FAS 151 on January 1, 2006. FAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and waste materials (spoilage) should be recognized as current-period charges. FAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of FAS 151 had no impact on our reported results of operations or financial condition.
Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“FAS 123R”). FAS 123R is a revision to Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and effectively eliminates the intrinsic value method of accounting for stock options that was available under FAS 123 as originally issued. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards at the date of grant. We adopted FAS 123R on January 1, 2006. The adoption of FAS 123R had no impact on our reported results of operations or financial condition.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.
     At December 31, 2006, we had a total of $34,790,000 of floating rate debt outstanding at interest rates equal to either the London Interbank Offered Rate (“LIBOR”) or the prime rate plus a fixed interest component. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.
     At December 31, 2006, we had $35,317,000 of fixed-rate debt outstanding with a weighted-average interest rate of 11.9%.
     Assuming that our subordinated debt and our secured debt is outstanding for all of 2007, we currently estimate that our average monthly cash interest expense during 2007 will be approximately $839,000 and that a one percentage point increase or decrease in both LIBOR and the prime rate would increase or decrease our monthly interest expense by approximately $29,000.
     For further information about our indebtedness, we recommend that you also read Note 4, “Debt,” in the notes to our consolidated financial statements in Part II, Item 8.

THIS PAGE INTENTIONALLY LEFT BLANK

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries
     We have audited the accompanying consolidated balance sheets of Lexington Precision Corporation and subsidiaries at December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     The accompanying consolidated financial statements have been prepared assuming that Lexington Precision Corporation and subsidiaries will continue as a going concern. As more fully described in Notes 1 and 4, the Company failed to pay quarterly interest payments that were due on its Senior Subordinated Notes on November 1, 2006 and February 1, 2007, resulting in substantially all of the Company’s debt to be in default as of December 31, 2006. As of February 28, 2007, the Company failed to comply with a fixed charge coverage ratio covenant that is contained in its secured borrowing arrangements. On April 5, 2007, the Company was notified that the Company’s ability to borrow under its revolving line of credit will be terminated after May 7, 2007. On April 6, 2007, the Company received a notice of acceleration demanding immediate payment in full of a portion of the obligations due under its real estate term loan. Further, the Company has a working capital deficiency and a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Ernst &Young LLP
Cleveland, Ohio
April 12, 2007

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per share data)

	Years Ended December 31
	2006	2005	2004

Net sales	$87,901	$96,842	$110,353
Cost of sales	77,159	87,369	98,304

Gross profit	10,742	9,473	12,049

Selling and administrative expenses	6,658	6,747	7,383
Gain on the sale of assets held for sale	—	1,671	—

Income from operations	4,084	4,397	4,666

Other income (expense):
Interest expense	(10,943)	(9,200)	(8,662)
Gain on repurchase of debt	—	77	8,598

Income (loss) from continuing operations before income taxes	(6,859)	(4,726)	4,602

Income tax provision (benefit)	18	(299)	(196)

Income (loss) from continuing operations	(6,877)	(4,427)	4,798

Income (loss) from discontinued operations	(472)	644	(3,208)

Net income (loss)	$(7,349)	$(3,783)	$1,590

Basic and diluted income (loss) per share of common stock:

Continuing operations	$(1.39)	$(0.90)	$0.97
Discontinued operations	(0.10)	0.13	(0.65)

Net income (loss)	$(1.49)	$(0.77)	$0.32

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except share and per share data)

	December 31
	2006	2005

Assets:

Current assets:
Cash	$35	$13
Accounts receivable, net of allowances of $412 and $697, respectively	9,852	12,701
Inventories, net of allowances of $417 and $435, respectively	8,787	7,784
Prepaid expenses and other current assets	1,073	616
Deferred income taxes	374	1,028
Current assets of discontinued operations	101	254

Total current assets	20,222	22,396

Plant and equipment:
Land	1,776	1,759
Buildings	13,368	13,318
Equipment	110,980	109,244

	126,124	124,321
Accumulated depreciation	101,898	95,834

Plant and equipment, net	24,226	28,487

Plant and equipment of discontinued operations, net	1,418	1,474

Goodwill, net	7,623	7,623

Other assets, net	951	2,363

	$54,440	$62,343

See notes to consolidated financial statements	(continued on next page)

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except share and per share data)

	December 31
	2006	2005

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$6,370	$9,053
Accrued expenses, excluding interest expense	3,789	4,701
Accrued interest expense	2,130	849
Debt in default	68,967	—
Short-term debt	—	11,979
Current portion of long-term debt	734	14,025
Current liabilities of discontinued operations	221	485

Total current liabilities	82,211	41,092

Long-term debt, excluding current portion	406	41,545

Deferred income taxes	374	1,028

Other long-term liabilities	440	334

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 4,981,767 and 4,931,767 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,235	1,233
Additional paid-in-capital	13,181	13,169
Accumulated deficit	(43,407)	(36,058)

Total stockholders’ deficit	(28,991)	(21,656)

	$54,440	$62,343

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(thousands of dollars)

		Additional		Total
	Common	Paid-in-	Accumulated	Stockholders’
	Stock	Capital	Deficit	Deficit

Balance at January 1, 2004	$1,233	$13,169	$(33,894)	$(19,492)

Net income	—	—	1,590	1,590
Amortization of restricted stock grants	—	—	27	27

Balance at December 31, 2004	1,233	13,169	(32,277)	(17,875)

Net loss	—	—	(3,783)	(3,783)
Amortization of restricted stock grants	—	—	2	2

Balance at December 31, 2005	1,233	13,169	(36,058)	(21,656)

Net loss	—	—	(7,349)	(7,349)
Vesting of restricted stock grants	2	12	—	14

Balance at December 31, 2006	$1,235	$13,181	$(43,407)	$(28,991)

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

	Years Ended December 31
	2006	2005	2004
Operating activities:
Net income (loss)	$(7,349)	$(3,783)	$1,590
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Net (income) loss from discontinued operations	472	(644)	3,208
Depreciation	6,919	8,012	8,140
Amortization included in cost of sales	376	362	304
Amortization and write-off of deferred financing expenses included in interest expense	3,078	1,315	1,098
Gain on repurchase of debt	—	(77)	(8,598)
Gain on sale of assets held for sale	—	(1,671)	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	2,849	2,621	561
Inventories, net	(1,003)	1,007	(1,158)
Prepaid expenses and other assets	(457)	1,151	310
Accounts payable	(2,683)	(700)	1,920
Accrued expenses, excluding interest expense	(912)	(138)	(1,154)
Accrued interest expense	1,281	(126)	827
Other long term liabilities	12	(31)	104
Other	(27)	(156)	(84)

Net cash provided by continuing operations	2,556	7,142	7,068
Net cash provided (used) by discontinued operations	(514)	1,023	(135)

Net cash provided by operating activities	2,042	8,165	6,933

Investing activities:
Purchases of plant and equipment	(2,504)	(3,330)	(5,715)
Proceeds from sales of assets held for sale	—	4,518	271
Expenditures for tooling owned by customers	(174)	(544)	(650)
Other	50	39	9

Net cash provided (used) by continuing operations	(2,628)	683	(6,085)
Net cash provided (used) by discontinued operations	(13)	2,360	(440)

Net cash provided (used) by investing activities	(2,641)	3,043	(6,525)

Financing activities:
Net increase (decrease) in borrowings under revolving lines of credit	(3,585)	(2,555)	2,421
Proceeds from issuance of debt	28,500	1,500	7,000
Repayment of debt	(22,527)	(9,705)	(6,364)
Repurchase of debt	—	—	(2,892)
Payment of financing expenses	(1,767)	(452)	(745)

Net cash provided (used) by financing activities	621	(11,212)	(580)

Net increase (decrease) in cash	22	(4)	(172)
Cash at beginning of year	13	17	189

Cash at end of year	$35	$13	$17

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries, all of which are wholly-owned (the “Company”). All significant intercompany accounts and transactions have been eliminated.
     Unless otherwise indicated all disclosures and amounts relate solely to the continuing operations of the Company.
      Use of Estimates
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Future events and their impact on the Company’s results of operations or financial condition cannot be determined with any certainty. Although the Company strives to use its best judgment in making estimates, actual results could vary materially from the Company’s estimates.
      Valuation of Accounts Receivable and Provision for Credit Losses
     The Company records accounts receivable due from its customers at the time a sale is recorded in accordance with its revenue recognition policy. The Company operates primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a sudden and adverse effect on the operating results and financial condition of specific customers and, in turn, on the collectibility of its accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of financial statements of its customers, and discussions with management of its customers, as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations. The Company generally does not require collateral from its customers to support the extension of trade credit.
      Valuation of Inventory
     Inventory is valued at the lower of cost (first-in, first-out method) or market. The Company evaluates its inventory on a quarterly basis to ensure that it is properly valued. The Company records allowances against inventory where appropriate to provide for losses due to obsolescence, lower of cost or market valuations, excess quantities on hand, and certain other factors. In doing so, the Company applies consistent practices, which include the identification of potentially unmarketable inventory based on assumptions about future demand and historical usage rates, specific identification of components that are being replaced with new generation components, actual margins generated from the sales of its components, and historical unit sales volumes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Inventory levels by principal classification are set forth below (dollar amounts in thousands):

	December 31
	2006	2005

Finished goods	$4,595	$3,845
Work in process	2,279	2,114
Raw materials	1,913	1,825

	$8,787	$7,784

      Plant and Equipment
     Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (3 to 8 years for equipment and 15 to 32 years for buildings). When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the Company’s records. Maintenance and repair expenses are expensed as incurred, while major improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repair expenses were $4,265,000, $4,483,000, and $5,552,000 for 2006, 2005, and 2004, respectively.
      Valuation of Long-Lived Assets other than Goodwill
     The Company evaluates for impairment its plant and equipment and other long-term, amortizable assets when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Changes in technology or in the Company’s intended use of these assets, including changes in the primary markets in which it operates, may cause the original estimated useful lives of these assets to change and result in the impairment of these assets.
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
      Valuation of Goodwill
     Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable assets acquired, net of the fair value of liabilities assumed, less amortization recorded prior to the Company’s adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” in 2002. Tests for impairment of goodwill are performed, using a fair value approach during the fourth quarter of each year and at other times when there is a change in circumstances or an adverse event that would indicate possible impairment. To assess the fair value of goodwill, the Company considers a number of factors, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
an estimate of future cash flows. At December 31, 2006 and 2005, goodwill of $7,623,000 relates entirely to the Rubber Group.
      Deferred Financing Expenses
     Deferred financing expenses are amortized over the lives of the related debt instruments. During the fourth quarter of 2006, the Company wrote off $1,829,000 or all of the unamortized deferred financing costs related to its Senior Subordinated Notes and its secured debt, which have been classified as debt in default in the Company’s Consolidated Balance Sheet at December 31, 2006. For more information about the status of our Senior Subordinated Notes and our secured debt, please refer to the discussion under the section titled “Basis of Presentation” in this Note 1.
      Research and Development Expenses
     Research and development expenses are expensed as incurred. These costs totaled $1,093,000, $931,000, and $991,000 in 2006, 2005, and 2004, respectively.
      Interest Expense
     Interest expense recorded in the consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004 is as follows (dollar amounts in thousands):

	Years Ended December 31
	2006	2005	2004

Interest expense	$10,943	$9,200	$8,662
Interest expense allocated to discontinued operations	178	262	241

Total interest expense	$11,121	$9,462	$8,903

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
      Revenue Recognition
     All of the Company’s revenues result from the sale of rubber and metal components and mixed rubber compounds. The Company recognizes revenue from the sale of these items when title and risk of loss pass to its customers according to shipping schedules and terms of sale mutually agreed to by the Company and its customers. Shipping and handling costs are typically paid by the customer. If paid by the Company, shipping and handling costs are included in cost of sales. Accruals for sales returns and certain other sales allowances are recorded at the time of shipment based primarily on historical experience. These accruals may be adjusted subsequent to the date of shipment as new information becomes available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Recently Issued Accounting Standards
     Listed below are recently issued accounting standards and a discussion of how they have affected the Company’s consolidated financial statements:
Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
     In February 2007, the Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The pronouncement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect the adoption of FAS 159 will have on its reported results of operations and financial position.
Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements of Financial Accounting Standards No. 87, 88, 106, and 132(R)” (FAS 158”). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement benefit plan as an asset or liability in its statement of financial position for all fiscal years ending after December 15, 2006. FAS 158 also requires an employer to measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position for all fiscal years ending after December 31, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS 158. The adoption of FAS 158 had an insignificant effect on the Company’s reported results of operations and financial position.
Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109 by prescribing a minimum recognition threshold that a tax position must meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and transition. FIN 48 is effective for the Company beginning January 1, 2007. The adoption of FIN 48 will not have a material impact on the Company’s reported results of operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement of Financial Accounting Standards No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4”
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). The Company adopted FAS 151 on January 1, 2006. FAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and waste materials (spoilage) should be recognized as current-period charges. FAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of FAS 151 had no impact on the Company’s reported results of operations or financial condition.
      Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“FAS 123R”). FAS 123R is a revision to Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and effectively eliminates the intrinsic value method of accounting for stock options that was available under FAS 123 as originally issued. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards at the date of grant. The Company adopted FAS 123R on January 1, 2006. The adoption of FAS 123R had no impact on the Company’s reported results of operations or financial condition.
      Basis of Presentation
     The loan agreements governing the Company’s revolving line of credit and secured term loans prohibit the payment of interest on the Company’s subordinated debt if unused availability under the revolving line of credit would be less than $3,000,000 after giving effect to any such payment. Because the Company’s unused availability on November 1, 2006, was $2,201,000, it was unable to make the November 1, 2006, interest payments on its subordinated debt. The holder of the Junior Subordinated Note has deferred the interest payments due on November 1, 2006, and February 1, May 1, and August 1, 2007, on the Junior Subordinated Note until February 1, 2008. Additionally, the holder of the Junior Subordinated Note has agreed to eliminate the cross-default provisions provided for in the Junior Subordinated Note. The holders of the Company’s secured debt waived, until February 1, 2007, their cross-default provisions related to the nonpayment of interest on the Senior Subordinated Notes. In connection with obtaining this waiver, the interest rates on the Company’s secured debt were increased by 2% effective December 1, 2006. On February 1, 2007, the Company’s unused availability was $740,000, and, consequently, the Company did not make the February 1, 2007, interest payments on the Senior Subordinated Notes. Also on February 1, 2007, when the waiver of the cross default by the holders of the Company’s secured debt expired, it was not extended because the Company could not agree with the secured lenders on the economic terms of the waiver.
     On March 9, 2007, the Company agreed in principle with holders of 97.1% of the Senior Subordinated Notes upon the terms of a forbearance agreement that, if executed, would provide that the holders would abstain, during the six-month period following execution of the agreement, from taking any action against the Company to exercise their rights under the indenture governing the Senior Subordinated Notes. The forbearance agreement is intended to allow the Company to attempt to remedy the payment defaults that now exist on the Senior Subordinated Notes in an orderly fashion. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
forbearance agreement has not been signed because the Company has not yet been able to resolve the cross-default and covenant default on the secured debt. In furtherance of the intent of the forbearance agreement, the Company is actively pursuing one or more of the following strategic alternatives: (1) a refinancing of its current indebtedness, (2) a sale of assets of the Company, and (3) a sale of the Company. To assist the Company in these efforts it is retaining the services of W.Y. Campbell & Company, a Detroit-based investment banking firm. The forbearance agreement, if executed, would provide that (i) no payments would need to be made on the Senior Subordinated Notes as long as the forbearance agreement is in effect, and (ii) interest on the Senior Subordinated Notes and on past due and unpaid interest thereon would accrue at 16% per annum, compounded quarterly, during the period from March 9, 2007, to the date six months following the execution of the forbearance agreement. The agreement in principle with holders of 97.1% of the Senior Subordinated Notes has not been executed.
     The Company has been in discussions with the holders of its secured debt with the intent of reaching an agreement to waive both the cross-default related to the non-payment of interest on the Senior Subordinated Notes and the default related to the fixed charge coverage ratio. Because the Company has been unwilling to agree to the terms proposed by the secured lenders, the lenders have indicated that they will cease to provide funding under the revolving line of credit subsequent to May 7, 2007. On April 6, 2007, an entity that holds $4,000,000 of the real estate term loan accelerated the maturity of its loan. If any secured lenders take any actions to foreclose on any collateral or if the secured lenders cease making advances under the revolving line of credit, the Company would probably seek protection under chapter 11 of the federal Bankruptcy Code in order to permit it to continue to operate its business in an orderly fashion until a restructuring and/or refinancing of its indebtedness was consummated.
     The Company’s Senior Subordinated Notes and secured debt are classified as debt in default as of December 31, 2006.
     If the Company is unable to restructure, refinance, or repay its Senior Subordinated Notes and secured debt, it may seek protection under chapter 11 of the federal Bankruptcy Code in order to permit it to continue to operate its business in an orderly fashion until a restructuring of the Senior Subordinated Notes and the secured debt is consummated.
     The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to eliminate the default and cross-default relating to the nonpayment of interest on its Senior Subordinated Notes and any financial covenant violations on its secured debt is subject to risks and uncertainties. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.
Note 2 — Other Noncurrent Assets
     The Company has paid a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce components under long-term supply arrangements. The payments have been recorded as a noncurrent asset and are being amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 2006 and 2005, other noncurrent assets included $634,000 and $749,000, respectively, representing the unamortized portion of such capitalized payments. During 2006, 2005, and 2004, the Company amortized $459,000, $476,000, and $396,000, respectively, of such capitalized payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Accrued Expenses, excluding Interest Expense
     Accrued expenses, excluding interest expense, at December 31, 2006 and 2005, are summarized below (dollar amounts in thousands):

	December 31
	2006	2005

Employee fringe benefits	$2,530	$2,701
Salaries and wages	356	877
Taxes	117	142
Other	786	981

	$3,789	$4,701

Note 4 — Debt
     Debt at December 31, 2006 and 2005 is set forth below (dollar amounts in thousands):

	December 31
	2006	2005

Debt in default:
Revolving line of credit	$8,369	$—
Equipment term loan	11,666	—
Real estate term loan	14,755	—
12% Senior Subordinated Notes	34,177	—

Total debt in default	68,967	—

Short-term debt:
Revolving line of credit	—	11,954
12 3/4% Senior Subordinated Notes	—	25

Subtotal	—	11,979
Current portion of long-term debt	734	14,025

Total short-term debt	734	26,004

Long-term debt:
Equipment term loan	—	8,512
Real estate term loan	—	4,681
Increasing Rate Note	—	7,000
12% Senior Subordinated Notes	—	34,177
13% Junior Subordinated Note	347	347
Series B Preferred Stock (liquidation value $666)	657	644
Other	136	209

Subtotal	1,140	55,570
Less current portion	(734)	(14,025)

Total long-term debt	406	41,545

Total Debt	$70,107	$67,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Revolving Line of Credit
     The revolving line of credit expires on May 15, 2009, although the Company’s secured lenders have notified the Company that they will cease to provide funding under the revolving line of credit subsequent to May 7, 2007. At December 31, 2006, the Company had loans outstanding of $8,369,000 and reimbursement obligations outstanding with respect to letters of credit of $1,687,000 under the revolving line of credit. Under the Company’s revolving line of credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) 65% of eligible inventories, minus (3) $500,000. At December 31, 2006, net unused availability under the revolving line of credit totaled $1,575,000. Loans under the revolving line of credit bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.75% plus, effective December 1, 2006, a 2% default rate resulting from a cross-default related to the nonpayment of interest on our Senior Subordinated Notes and the Company’s failure to meet the financial covenant related to fixed charge coverage. At December 31, 2006 and 2005, the interest rates on loans outstanding under the revolving line of credit were 10.08% and 7.85%, respectively. The Company’s obligations under the revolving line of credit are secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate. The loans outstanding under the revolving line of credit were classified as of December 31, 2006, as debt in default because a waiver of the cross-default related to the nonpayment of interest on the Senior Subordinated Notes expired on February 1, 2007. The Company’s ability to borrow under the revolving line of credit may be limited while it is in default. In connection with these defaults, during the fourth quarter of 2006, the Company wrote off $1,392,000 or all of the unamortized deferred financing costs related to its revolving line of credit, equipment term loan, and real estate term loan.
      Equipment Term Loan
     The equipment term loan is payable in monthly principal installments of $208,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Interest on the equipment term loan is payable monthly at LIBOR plus 4.5% through November 30, 2006, and at LIBOR plus 6.5% thereafter. At December 31, 2006, the interest rate on the equipment term loan was 11.83%. The equipment term loan is secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate. The equipment term loan was classified as of December 31, 2006, as debt in default because a waiver of the cross-default related to the nonpayment of interest on the Senior Subordinated Notes expired on February 1, 2007.
      Real Estate Term Loan
     The real estate term loan is payable in monthly principal installments of $61,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Additionally, if the balance outstanding on the real estate term loan is not reduced to $11,022,000 or less by December 31, 2007 (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on the Company’s subordinated debt may only be made if the unused availability under the Company’s revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. At December 31, 2006, interest on the real estate term loan was payable monthly at (1) LIBOR plus 4.5% through November 30, 2006, and LIBOR plus 6.5% thereafter on $10,755,000 of the loan and (2) the prime rate plus 6% through November 30, 2006, and prime rate plus 8% thereafter on $4,000,000 of the loan. At December 31, 2006, the weighted average interest rate on the real estate term loan was 13.03%. Principal payments made on the real estate term loan are allocable first

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to the portion of the loan that bears interest at LIBOR plus 6.5% and then to the portion of the loan that bears interest at the prime rate plus 8%. The real estate term loan is secured by a first priority lien on the Company’s real estate and a second priority lien on substantially all of the Company’s other assets. The real estate term loan was classified as of December 31, 2006, as debt in default because a waiver of the cross-default related to the nonpayment of interest on the Senior Subordinated Notes expired on February 1, 2007. On April 6, 2007, the lender who holds $4,000,000 of real estate term loans accelerated the maturity of its loans.
      Restrictive Covenants
     The agreements governing the revolving line of credit and the secured term loans contain covenants that (1) require the Company to maintain a minimum level of fixed charge coverage and a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), (2) prohibit the payment of interest on subordinated debt if there would not be $3,000,000 through November 19, 2006, $5,000,000 from November 20, 2006 through February 1, 2007, and $3,000,000 from February 2, 2007, through August 1, 2007, of unused availability under the revolving line of credit after giving effect to such payment, (3) limit the Company’s capital expenditures to $5,000,000, $5,500,000, and $6,000,000 per annum during the years ending December 31, 2006, 2007, and 2008, respectively, (4) limit the amount of new secured financing that the Company can incur for the purchase of plant and equipment to $5,000,000 during the term of the new secured financing, and (5) place certain other restrictions on the Company’s business and operations, including limitations on the sale of all or substantially all of its assets, the repurchase of common stock, and the redemption of preferred stocks and the payment of cash dividends.
      Senior Subordinated Notes
     The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at 12% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The loan agreements governing the Company’s revolving line of credit and secured term loans, as amended, prohibit the payment of interest on the Company’s subordinated debt if availability under the revolving line of credit after giving effect to any such payment would be less than $3,000,000 through November 19, 2006, $5,000,000 from November 20, 2006 through February 1, 2007, and $3,000,000 from February 2, 2007, to August 1, 2007. On November 1, 2006, the unused availability under the revolving line of credit totaled $2,201,000 and, on February 1, 2007, unused availability totaled $740,000, consequently, the interest payments due on November 1, 2006, and February 1, 2007, each in the amount of $1,025,000, were not made resulting in a Event of Default under the indenture governing the Senior Subordinated Notes. In connection with this default, during the fourth quarter of 2006, the Company wrote off $437,000 or all of the unamortized deferred financing costs related to the Senior Subordinated Notes. Accordingly, the Senior Subordinated Notes are classified as Debt in Default at December 31, 2006. For a more detailed discussion of the status of the Senior Subordinated Notes please refer to Note 1, “Summary of Significant Accounting Policies — Basis of Presentation.”
      Junior Subordinated Note
     The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
debt and the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The holder of the Junior Subordinated Note has deferred the interest payments due on November 1, 2006, and February 1, May 1, and August 1, 2007, to February 1, 2008, and eliminated the cross-default provision contained in the Junior Subordinated Note.
      Series B Preferred Stock
     At December 31, 2006, there were 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, outstanding with a carrying value of $657,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company did not make scheduled redemptions in the aggregate amount of $630,000 during the years 2000 through 2006.
     The Series B Preferred Stock is classified as debt in the consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”
      Fair Value of Financial Instruments
     The Company believes that, at December 31, 2006, the fair values of the loans outstanding under the revolving line of credit, the equipment term loan, and the real estate term loan approximated the principal amounts of such loans.
     Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.
      Cash Interest Paid
     Cash interest paid during 2006, 2005, and 2004, including amounts allocated to discontinued operations, totaled $6,749,000, $8,196,000, and $7,144,000, respectively.
      Non-Cash Investing and Financing Activities
     The Company obtained seller financing for the purchase of equipment in the aggregate amount of $157,000 in 2006 and $198,000 in 2004. The Company purchased equipment under capitalized lease obligations during 2004 in the amount of $144,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Common Stock, Warrants, and Other Equity Securities
     Common Stock, $.25 Par Value
     At December 31, 2006, there were 4,981,767 shares of the Company’s common stock outstanding and 48,889 shares reserved for issuance on the conversion of the Series B Preferred Stock.
      Warrants
     At each of December 31, 2006 and 2005, there were 345,237 warrants outstanding, each of which entitles the holder to purchase one share of the Company’s common stock for $3.50 from August 1, 2005, through August 1, 2009. Because the exercise price of the warrants substantially exceeded the market price of the Company’s common stock at the date of issuance, the Company did not record any expense related to the issuance.
      Other Authorized Preferred Stock
     The Company’s restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and 2,500,000 shares of other preferred stock having a par value of $1 per share. No shares of either of these classes of preferred stock have been issued.
Note 6 — Employee Benefit Plans
     Retirement and Savings Plan
     The Company maintains a retirement and savings plan pursuant to Section 401 of the Internal Revenue Code (a “401(k) plan”). All employees of the Company are entitled to participate in the 401(k) plan after meeting the eligibility requirements. Effective January 1, 2003, employees may generally contribute up to 60% of their annual compensation but not more than prescribed dollar amounts established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee’s compensation, are matched 50% by the Company. During 2006, 2005, and 2004, matching contributions made by the Company totaled $443,000, $456,000, and $507,000, respectively. Company contributions to the 401(k) plan vest at a rate of 20% per year commencing after the participant’s second year of service; the participant becomes fully vested after six years of service.
      Incentive Compensation Plan
     The Company has an incentive compensation plan that provides for the payment of annual cash bonus awards to certain officers and key employees of the Company if specified targets are met. The Compensation Committee of the Company’s Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the incentive compensation plan and approves the cash bonus awards. Bonus awards for eligible divisional employees are typically based upon the attainment of predetermined targets for earnings before interest, taxes, depreciation, and amortization (“EBITDA”) at each division. Bonus awards for corporate officers are typically based upon the attainment of predetermined consolidated EBITDA targets. The consolidated financial statements include provisions for bonuses totaling $136,000 and $641,000 in 2006 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      2005 Stock Award Plan
     The Company also has a plan that permits it to award incentive stock options, nonqualified stock options, stock appreciation rights, awards of nontransferable shares of restricted common stock, performance shares, and performance units to directors, employees, or consultants of the Company (the “2005 Stock Award Plan” or the “Plan”). Under the Plan, the maximum number of shares of common stock that may be granted or optioned to eligible participants is 400,000 and the maximum aggregate grant to any eligible participant in a fiscal year is as follows:
Stock options: 50,000 shares
Stock appreciation rights: 50,000 shares
Restricted stock: 50,000 shares
Performance shares: fair market value of 50,000 shares
Performance units: fair market value up to $100,000
     In January 2006, the Compensation Committee awarded 50,000 nontransferable shares of restricted common stock to a key employee under the 2005 Stock Award Plan. The price per common share on the date the shares were granted was $0.79 per share. Compensation expense equal to the market value of the shares on the date of grant will be charged to earnings over the vesting period of the shares.
Note 7 — Income Taxes
     Income taxes are accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
     The components of the provisions for income taxes related to continuing operations in 2006, 2005, and 2004, are set forth below (dollar amounts in thousands):

	Years Ended December 31
	2006	2005	2004
Current:
Federal	$—	$(334)	$(328)
State	18	35	132

	18	(299)	(196)

Deferred:
Federal	—	—	—

Income tax provision (benefit)	$18	$(299)	$(196)

     The income tax provision recorded during 2006 consisted of state income taxes. The federal income tax benefit recognized by the Company’s continuing operations in 2005, results from the recognition of an offsetting amount of federal income tax expense by the Company’s discontinued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operations in 2005. See Note 13, “Discontinued Operations.” The federal income tax benefit recorded during 2004, consisted of an adjustment of previously recorded federal income tax liabilities, offset, in part, by a provision for state income taxes.
     Income taxes paid during 2006, 2005, and 2004 totaled $0, $75,000, and $84,000, respectively.
     The difference between the Company’s income tax provision (benefit) for income (loss) from continuing operations in 2006, 2005, and 2004 and the income taxes that would have been payable at the federal statutory rate for income (loss) from continuing operations is reconciled as follows (dollar amounts in thousands):

	Years Ended December 31
	2006	2005	2004

Federal statutory income tax provision	$(2,332)	$(1,607)	$1,564
Change in valuation allowance	2,317	1,265	(1,542)
Adjustment of tax liabilities	—	—	(328)
State income taxes, net of federal benefit	12	23	87
Other	21	20	23

Income tax provision (benefit)	$18	$(299)	$(196)

     The following table sets forth the Company’s deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 (dollar amounts in thousands):

	December 31
	2006	2005
Deferred tax assets:
Net operating losses and tax credit carryforwards:
Federal net operating losses	$9,267	$7,475
State net operating losses	2,079	1,915
Federal alternative minimum taxes	864	864
Investment tax credit	100	100
Other tax credit	81	81

Total tax carryforwards	12,391	10,435
Deductible temporary differences:
Impairment of long-lived assets	175	175
Accounts receivable and inventory reserves	310	385
Tax inventory over book	142	220
Interest	590	—
Compensation accruals	321	531
Other accruals	384	434
Other	145	139

Total deferred tax assets	14,458	12,319
Valuation allowance	(12,945)	(10,139)

Net deferred tax assets	1,513	2,180

Deferred tax liabilities: Tax over book depreciation	(1,513)	(2,180)

Net deferred taxes	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During 2006, the Company’s valuation allowance increased by $2,806,000, primarily due to the net loss reported by the Company for 2006.
     At December 31, 2006, the Company had (1) net operating loss carryforwards for federal income tax purposes of $27,255,000, which expire in the years 2007 through 2026, (2) alternative minimum tax net operating loss carryforwards of $25,083,000, which can be used to reduce future taxable income for purposes of calculating alternative minimum taxable income, if any, without any time limitation, and (3) alternative minimum tax credit carryforwards of $864,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitation. During 2006, $478,000 of the Company’s net operating loss carryforwards expired.
     The expiration of the Company’s federal net operating loss carryforwards by year of expiration is set forth in the table below (dollar amounts in thousands):

2007	$1,246
2008	—
2009	—
2010	—
2011	1,379
Thereafter	24,630

Total federal net operating loss carryforwards	$27,255

Note 8 — Segments
     Description of Segments and Products
     The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group manufactures tight-tolerance rubber components, primarily, connector seals used in automotive wiring systems, insulators used in original equipment and aftermarket automotive ignition-wire sets, and molded rubber components used in a variety of medical devices, such as intravenous feeding systems, syringes, and surgical equipment. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States. At December 31, 2006, 30.6% of the Rubber Group’s employees were covered by a collective bargaining agreement that expires in December 2008 and, 16.0% of the Rubber Group’s employees were covered by a collective bargaining agreement that expires on October 21, 2007.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Measurement of Segment Profit or Loss
     The Company evaluates its performance based upon several measures, including income from operations, earnings before income taxes, depreciation, and amortization, and asset utilization.
     The accounting policies of the Company’s operating segments are the same as those described in Note 1, “Summary of Significant Accounting Policies,” except that debt, deferred financing expenses, interest expense, and income tax expense are excluded from segment reporting. Also, expenses that are not considered direct expenses of the Rubber Group or the Metals Group are not allocated to those segments.
     Factors Management Used to Identify Reportable Segments
     Although all of the Company’s production facilities are similar manufacturing operations, selling to similar customers, the Company presents financial data for the Rubber Group and the Metals Group because of the significant difference in financial performance between those businesses.
     Industry Concentration, Reliance on Large Customers, and Credit Risk
     During 2006, 2005, and 2004, net sales from continuing operations to customers in the automotive industry totaled $73,464,000, $83,577,000, and $97,902,000, respectively, which represented 83.6%, 86.3%, and 88.7%, respectively, of the Company’s net sales. At December 31, 2006 and 2005, accounts receivable from automotive industry customers totaled $8,844,000 and $11,568,000, respectively. The Company operates primarily in the domestic automotive market, which has been characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have a sudden and adverse effect on the operating results and financial condition of specific customers, and, in turn, on the collectibility of the Company’s accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examinations of customer financial statements, and discussions with customer management as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations. The Company generally does not require collateral from its customers to support the extension of trade credit. At December 31, 2006 and 2005, the Company had reserves for credit losses of $412,000 and $697,000, respectively.
     During 2006, 2005, and 2004, net sales to Delphi Corporation, the Company’s largest customer, totaled $10,719,000, $17,426,000, and $23,413,000. Substantially all of the Company’s net sales to Delphi during the three years ended December 31, 2006, were made by the Rubber Group. Sales to Delphi in 2006, 2005, and 2004, represented 12.2%, 18.0%, and 21.2%, respectively, of the Company’s consolidated net sales and 14.1%, 20.5%, and 23.5%, respectively, of the Rubber Group’s net sales. At December 31, 2006, 2005, and 2004, accounts receivable due from Delphi represented 4.8%, 5.2%, and 23.8% of the Company’s accounts receivable, respectively. In October 2005, Delphi filed for protection from its creditors under chapter 11 of the federal bankruptcy code. The Company’s unpaid pre-petition accounts receivable from Delphi total approximately $300,000 at December 31, 2006. During 2006, 2005, and 2004 net sales to General Cable Corporation totaled $9,557,000, $10,971,000, and $11,636,000, which represented 10.9%, 11.3%, and 10.5%, respectively, of the Company’s consolidated net sales and 12.6%, 12.9%, and 11.7%, respectively, of the Rubber Group’s net sales. No other customer accounted for more than 10% of the Company’s net sales during 2006, 2005, or 2004. The three largest customers of the Rubber Group accounted for 36.5% of the Rubber Group’s net sales and 28.3% of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounts receivable at December 31, 2006. The three largest customers of the Metals Group accounted for 51.2% of the Metals Group’s net sales and 9.9% of the Company’s accounts receivable at December 31, 2006. Loss of a significant amount of business from Delphi, General Cable, or any of the Company’s other large customers would have a material adverse effect on the Company if such business was not substantially replaced by additional business from existing or new customers. The Company believes that its reserve for uncollectible accounts receivable is adequate; however, the Company’s results of operations could be materially adversely affected if any of the Company’s large customers experience financial difficulties that cause them to delay or fail to make payments for goods sold to them.
     Net sales to Delphi of connector seals for automotive wiring harnesses totaled $7,742,000, $11,527,000, and $19,802,000 during 2006, 2005, and 2004, respectively. For 2004, substantially all of the connector seals that the Company sold to Delphi were sold pursuant to a supply agreement that was scheduled to expire on December 31, 2004. During 2005, Delphi in-sourced 34 high-volume connector seals that had been produced by the Company’s connector seals division. The majority of in-sourced parts were taken over by Delphi on January 1, 2005, although several parts were taken over at various times during the first half of 2005. Effective January 1, 2005, Delphi and the connector seals division entered into an agreement pursuant to which Delphi agreed to purchase from the division through December 31, 2009, 100% of its requirements for all connector seals not designated to be in-sourced. Pursuant to the agreement, the connector seals division received price increases on a majority of the connector seals covered by the new agreement, which offset a substantial portion of the profit lost due to the in-sourcing. The Company has restructured the operations of the connector seals division to reduce expenses and further mitigate the impact of the reduced volume. The restructuring of the connector seals division included the closing of its LaGrange, Georgia, manufacturing facility and the consolidation of all connector seal manufacturing at the division’s facility in Vienna, Ohio. The Company estimates that during 2005, the net effect of the Delphi in-sourcing and the price increases on the remaining connector seals reduced net sales by approximately $4,370,000, but had a negligible effect on income from operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office at December 31, 2006, 2005, and 2004 is summarized below (dollar amounts in thousands):

	Years Ended December 31
	2006	2005	2004
Net sales:
Rubber Group	$76,090	$84,884	$99,565
Metals Group	11,811	11,958	10,788

Total net sales	$87,901	$96,842	$110,353

Income (loss) from operations:
Rubber Group	$7,642	$7,034	$9,865
Metals Group	(1,245)	(315)	(2,788)

Subtotal	6,397	6,719	7,077
Corporate Office	(2,313)	(2,322)	(2,411)

Total income from operations	$4,084	$4,397	$4,666

Depreciation and amortization (1):
Rubber Group	$6,455	$7,226	$6,929
Metals Group	820	1,138	1,476

Subtotal	7,275	8,364	8,405
Corporate Office	20	10	39

Total depreciation and amortization	$7,295	$8,374	$8,444

Capital expenditures (2):
Rubber Group	$2,118	$3,034	$5,277
Metals Group	511	292	773

Subtotal	2,629	3,326	6,050
Corporate Office	32	4	7

Total capital expenditures	$2,661	$3,330	$6,057

	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2004
Assets:
Rubber Group	$45,056	$50,412	$60,377
Metals Group	7,381	7,692	9,872

Subtotal	52,437	58,104	70,249
Corporate Office	484	2,511	3,352

Total assets (3)	$52,921	$60,615	$73,601

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $3,078,000, $1,315,000, and $1,098,000, during 2006, 2005, and 2004, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	Capital expenditures for 2006 included $157,000 of equipment with seller-provided financing. Capital expenditures for 2004 included $144,000 of equipment purchased under capitalized lease obligations and $198,000 of equipment acquired with seller-provided financing.

(3)	Excludes the assets of discontinued operations, which totaled $1,519,000, $1,728,000, and $4,776,000, at December 31, 2006, 2005, and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Net Income (Loss) per Common Share
     The calculations of basic and diluted net income or loss per common share for the 2006, 2005, and 2004, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of warrants to purchase the Company’s common stock were not dilutive. As a result, the weighted average number of common shares outstanding used in the calculation of net loss per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants. In addition, non-vested shares of restricted common stock issued under the Company’s 2005 Stock Award Plan are not considered outstanding common shares for purposes of the calculation of basic net income or loss per share of common stock until such shares vest.

	Years Ended December 31
	2006	2005	2004

Numerator — Net income (loss):

Continuing operations	$(6,877)	$(4,427)	$4,798
Discontinued operations	(472)	644	(3,208)

Net income (loss)	$(7,349)	$(3,783)	$1,590

Denominator — Weighted average shares outstanding	4,939	4,932	4,932

Basic and diluted income (loss) per share of common stock:

Continuing operations	$(1.39)	$(0.90)	$0.97
Discontinued operations	(0.10)	0.13	(0.65)

Net income (loss)	$(1.49)	$(0.77)	$0.32

Note 10 — Commitments and Contingencies
     Purchase Commitments
     At December 31, 2006, the Company had $305,000 of unrecorded commitments outstanding to purchase equipment.
     Leases
     The Company is lessee under various operating leases relating to storage and office space, temporary office units, and equipment. Total rent expense under operating leases aggregated $395,000, $438,000, and $440,000 for 2006, 2005, and 2004, respectively. At December 31, 2006, future minimum lease commitments under noncancelable operating leases totaled $137,000, $65,000, and $61,000 for 2007, 2008, and 2009, respectively. Commitments subsequent to 2009 are not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Legal Actions
     The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. It is the Company’s policy to record accruals for such matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various actions to which the Company is or may in the future be a party are at various stages of completion. Although there can be no assurance as to the outcome of existing or potential litigation, the Company currently believes, based upon the information currently available to it, that the outcome of those actions will not have a material adverse effect upon its results of operations or financial condition.
     Other
     The Company maintains insurance coverage for certain aspects of its business and operations. Based on the Company’s evaluation of the various risks to which it may be exposed, the Company has elected to retain all or a portion of the potential losses that it could experience through the use of various deductibles, limits, and retentions. These forms of self-insurance subject the Company to possible liability for which it is partially or completely uninsured. Although there can be no assurance that it will be successful in its efforts, the Company attempts to limit its liability through, among other things, the ongoing training and education of its employees, the implementation of safety programs, the ongoing testing and evaluation of the safety and suitability of its workplace environments, the development of sound business practices, and the exercise of care and judgment in the negotiation of contracts.
Note 11 — Related Parties
     The Chairman of the Board and the President of the Company are the Company’s two largest stockholders, with beneficial ownership of 33.5% and 28.0%, respectively, of the Company’s common stock. They are also the holders of the Junior Subordinated Note, and, together with affiliated entities that include family members, the holders of $7,772,000 principal amount of Senior Subordinated Notes and 81,187 warrants to purchase common stock.
     In 2006, 2005, and 2004 the Chairman of the Board and the President of the Company, through an investment banking firm of which they are the only partners, were paid $700,000 to provide management and investment banking services. Additionally, they may receive incentive compensation tied to the Company’s operating performance and other compensation for specific transactions completed by the Company with their assistance. The Company also reimburses their firm for certain out-of-pocket expenses. During 2006, 2005, and 2004, the Company reimbursed their firm for expenses of $110,000, $110,000, and $163,000, respectively.
     For more information on the compensation of the Company’s executive officers, refer to the Company’s proxy statement to be issued and filed during April 2007 in connection with the Company’s Annual Meeting of Stockholders.
Note 12 — Gain on the Repurchase of Debt
     During 2005 and 2004, the Company recognized $77,000 and $8,598,000, respectively, of pre-tax gains on the repurchase of its debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 13 — Discontinued Operations
     The results of operations, assets, liabilities, and cash flows of the Company’s former die casting division have been classified as discontinued operations in the consolidated financial statements.
     In accordance with Financial Accounting Standards Board Emerging Issue Task Force Abstract No. 87-24, “Allocation of Interest to Discontinued Operations” (“EITF 87-24”), the Company has allocated interest to the discontinued operations based on the amount and the terms of the debt that was or will be required to be repaid using management’s estimate of the proceeds realized or to be realized on the actual or possible sale of the die casting assets. No allocation was made to the die casting division for any other interest or for any Corporate Office expenses. Interest expense allocated to the die casting division totaled $178,000, $262,000, and $241,000 for 2006, 2005, and 2004, respectively.
     During the fourth quarter of 2006, the Company increased its provision for environmental remediation by $255,000 to cover the current and projected cost of certain environmental remediation at the die casting division’s manufacturing facility. On March 7, 2007, the State of New York Department of Environmental Conservation informed the Company that it intends to commence the process to classify it as a Class 4 Site under the State of New York Environmental Conservation Law, which means that the site has been properly closed and only requires continued monitoring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes certain operating data of the die casting division for 2006, 2005, and 2004 (dollar amounts in thousands):

	Years Ended December 31
	2006	2005	2004

Net sales	$—	$3,381	$9,096

Income (loss) from operations before asset impairment charge, increase in carrying value of assets held for sale, and gain on the sale of assets	$(294)	$130	$(1,372)
Impairment of long-lived assets	—	—	(1,595)
Increase in carrying value of assets held for sale	—	542	—
Gain on sale of assets	—	568	—

Income (loss) from discontinued operations	(294)	1,240	(2,967)
Allocated interest expense	178	262	241

Income (loss) from discontinued operations before income taxes	(472)	978	(3,208)
Income tax provision (1)	—	334	—

Income (loss) from discontinued operations	$(472)	$644	$(3,208)

(1)	The income tax provision in 2005 was offset by an income tax benefit recorded in continuing operations. Income tax benefits in 2006 and 2004 were offset by provisions for valuation allowances.
     The following table sets forth the assets and liabilities of the die casting division in the Company’s consolidated balance sheets at December 31, 2006 and 2005 (dollar amounts in thousands); the liabilities reflected in the table do not include debt that is secured by assets of the division:

	December 31
	2006	2005

Assets:
Current assets	$101	$254
Plant and equipment, net	1,418	1,474

Total assets	$1,519	$1,728

Total liabilities (all current)	$221	$485

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 — Quarterly Financial Data (Unaudited)
     Quarterly unaudited financial data for the four fiscal quarters of each of 2006 and 2005 is set forth below (dollar amounts in thousands, except per share amounts).

	Quarters Ended
2006	Mar. 31	June 30	Sept. 30	Dec. 31

Net sales	$24,798	$24,439	$20,371	$18,293

Gross profit	$3,739	$3,411	$2,186	$1,406

Loss from continuing operations	$(330)	$(1,033)	$(1,456)	$(4,058)
Loss from discontinued operations	(70)	(69)	(49)	(284)

Net loss	$(400)	$(1,102)	$(1,505)	$(4,342)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.07)	$(0.21)	$(0.29)	$(0.82)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.06)

Net loss	$(0.08)	$(0.22)	$(0.30)	$(0.88)

	Quarters Ended
2005	Mar. 31	June 30	Sept. 30	Dec. 31

Net sales	$26,284	$25,294	$23,502	$21,762

Gross profit	$3,122	$2,741	$1,978	$1,632

Loss from continuing operations	$(994)	$(150)	$(1,857)	$(1,426)
Income (loss) from discontinued operations	294	167	411	(228)

Net income (loss)	$(700)	$17	$(1,446)	$(1,654)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.20)	$(0.03)	$(0.37)	$(0.29)
Discontinued operations	0.06	0.03	0.08	(0.05)

Net loss	$(0.14)	$—	$(0.29)	$(0.34)

     Results of operations for the fourth quarter of 2006 include the write-off of $1,829,000 or all of the unamortized deferred financing costs related to the Company’s Senior Subordinated Notes and its secured debt, which have been classified as debt in default in the Company’s Consolidated Balance Sheet at December 31, 2006. Results of operations for the second and fourth quarters of 2005 included gains on the sale of assets held for sale of $1,100,000 and $571,000, respectively. Results of discontinued operations included an increase in the carrying value of assets held for sale in the amount of $542,000 for the second quarter of 2005 and a gain on the sale of assets held for sale in the amount of $568,000 for the third quarter of 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Plant Closings and Sales of Land and Buildings
     In May 2005, the Metals Group sold its land and building in Casa Grande, Arizona, and received net proceeds of $2,636,000, which were applied to reduce the Company’s real estate term loan. As a result of the sale, the Company recorded a pre-tax gain of $1,100,000 during the second quarter of 2005. At March 31, 2005, the property was categorized as an asset held for sale but not as part of discontinued operations.
     In October 2005, the Rubber Group sold its land and building in LaGrange, Georgia, and received net proceeds of $1,882,000, which were applied to reduce the Company’s real estate term loan. As a result of the sale, the Company recorded a pre-tax gain of $571,000 during the fourth quarter of 2005. At September 30, 2005, the land and building in LaGrange were classified as assets held for sale in the Company’s consolidated balance sheet. During 2005, the Company incurred costs of $633,000 related to the closing of the facility, which are included in cost of sales on the consolidated statement of operations.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. They also reviewed our internal controls and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls.
Item 9B. OTHER INFORMATION
     We are currently in default of our secured debt and our Senior Subordinated Notes. Additionally, a holder of $4,000,000 of real estate term loans has accelerated the maturity date of the loan. Further, the secured lenders have notified the Company that they will cease to provide funding under the revolving line of credit subsequent to May 7, 2007. For more information regarding the default and the acceleration please refer to the “Liquidity” section of “Managements Discussion and Analysis of Financial Condition and results of Operations,” in Part II, Item 7.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors” and “Executive Officers” in the Company’s proxy statement to be issued in connection with its 2007 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after December 31, 2006.
Item 11. EXECUTIVE COMPENSATION
     Information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in the Company’s proxy statement to be issued in connection with its 2007 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s proxy statement to be issued in connection with its 2007 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2006.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information required by Item 13 is incorporated by reference to the section entitled “Certain Relationships and Transactions” in the Company’s proxy statement to be issued in connection with its 2007 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2006.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by Item 14 is incorporated by reference to the section entitled “Ratification of Appointment of Independent Auditors” in the Company’s proxy statement to be issued in connection with its 2007 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2006.

PART IV

Item 15.	FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K
(a)	1. Financial Statements
The consolidated financial statements of Lexington Precision Corporation and its wholly owned subsidiaries, Lexington Rubber Group, Inc. and Lexington Precision GmbH, are included in Part II, Item 8.
2.	Financial Statement Schedule
Schedule II, “Valuation and Qualifying Accounts and Reserves,” is included in this Part IV, Item 15, on page 72. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or the notes thereto.
3.	Exhibits

3-1	Articles of Incorporation and Restatement thereof

3-2	By-laws, as amended

3-3	Certificate of Correction dated September 21, 1976

3-4	Certificate of Ownership and Merger dated May 24, 1977

3-5	Certificate of Ownership and Merger dated May 31, 1977

3-6	Certificate of Reduction of Capital dated December 30, 1977

3-7	Certificate of Retirement of Preferred Shares dated December 30, 1977

3-8	Certificate of Reduction of Capital dated December 28, 1978

3-9	Certificate of Retirement of Preferred Shares dated December 28, 1978

3-10	Certificate of Reduction of Capital dated January 9, 1979

3-11	Certificate of Reduction of Capital dated December 20, 1979

3-12	Certificate of Retirement of Preferred Shares dated December 20, 1979

3-13	Certificate of Reduction of Capital dated December 16, 1982

3-14	Certificate of Reduction of Capital dated December 17, 1982

3-15	Certificate of Amendment of Restated Certificate of Incorporation dated September 26, 1984

3-16	Certificate of Retirement of Stock dated September 24, 1986

3-17	Certificate of Amendment of Restated Certificate of Incorporation dated November 21, 1986

3-18	Certificate of Retirement of Stock dated January 15, 1987

3-19	Certificate of Retirement of Stock dated February 22, 1988

3-20	Certificate of Amendment of Restated Certificate of Incorporation dated January 6, 1989

3-21	Certificate of Retirement of Stock dated August 17, 1989

3-22	Certificate of Retirement of Stock dated January 9, 1990

3-23	Certificate of the Designations, Preferences and Relative Participating, Optional and Other Special Rights of 12% Cumulative Convertible Exchangeable Preferred Stock, Series C, and the Qualifications, Limitations and Restrictions thereof dated January 10, 1990

3-24	Certificate of Ownership and Merger dated April 25, 1990

3-25	Certificate of Elimination of 12% Cumulative Convertible Exchangeable Preferred Stock, Series C, dated June 4, 1990

3-26	Certificate of Retirement of Stock dated March 6, 1991

3-27	Certificate of Retirement of Stock dated April 29, 1994

3-28	Certificate of Retirement of Stock dated January 6, 1995

3-29	Certificate of Retirement of Stock dated January 5, 1996

3-30	Certificate of Retirement of Stock dated January 6, 1997

3-31	Certificate of Retirement of Stock dated January 9, 1998

3-32	Certificate of Retirement of Stock dated January 13, 1999

3-33	Certificate of Retirement of Stock dated January 26, 2000

4-1	Certificate of Designations, Preferences, Rights and Number of Shares of Redeemable Preferred Stock, Series B

4-2	Purchase Agreement dated as of February 7, 1985, between Lexington Precision Corporation (“LPC”) and L&D Precision Limited Partnership (“L&D Precision”) and exhibits thereto

4-3	Amendment Agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

4-4	Recapitalization Agreement dated as of April 27, 1990, between LPC and L&D Woolens Limited Partnership (“L&D Woolens”) and exhibits thereto

4-5	Indenture, dated as of December 18, 2003, between the Company and Wilmington Trust Company, as Trustee

4-6	Registration Rights Agreement, dated as of December 18, 2003, between the Company and Purchasers listed therein

4-7	Form of Unit

4-8	Form of Warrant

4-9	Form of 12% Senior Subordinated Note due August 1, 2009

4-10	Form of 13% Junior Subordinated Note due November 1, 2009

10-1	Purchase Agreement dated as of February 7, 1985, between LPC and L&D Precision and exhibits thereto

10-2	Amendment Agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985

10-3	Lexington Precision Corporation Flexible Compensation Plan, as amended

10-4	1986 Restricted Stock Award Plan, as amended

10-5	Lexington Precision Corporation Retirement and Savings Plan, as amended

10-6	Description of 2006 Compensation Arrangements with Lubin, Delano, & Company — filed herewith

10-7	Corporate Office 2002 Management Cash Bonus Plan

10-8	Recapitalization Agreement dated as of April 27, 1990, between LPC and L&D Woolens and exhibits thereto

10-9	Exchange Agreement, dated as of December 18, 2003, between the Company and each of Michael A. Lubin and Warren Delano

10-10	Warrant Agent Agreement, Dated as of December 18, 2003, between the Company and Wilmington Trust Company, as Warrant Agent

10-11	Payoff Agreement, dated as of December 18, 2003, by and between Nomura Special Situations Investment Trust and the Company

10-12*	Delphi Corporation Lifetime Contract, dated as of November 22, 2004, by and between Delphi Automotive Systems LLC and Lexington Connector Seals

10-13	Purchase Agreement, dated as of February 22, 2005, by and between Lexington Precision Corporation and City of Casa Grande

10-14	Lexington Precision Corporation 2005 Stock Award Plan — incorporated by reference from Exhibit A to the Proxy Statement on Schedule 14A of Lexington Precision Corporation filed with the Securities and Exchange Commission on April 22, 2005

10-15	Form of the Incentive Stock Option Award Agreement Pursuant to the Lexington Precision Corporation 2005 Stock Award Plan

10-16	Form of the Non-Qualified Stock Option Award Agreement Pursuant to the Lexington Precision Corporation 2005 Stock Award Plan

10-17	Form of the Restricted Stock Award Agreement Pursuant to the Lexington Precision Corporation 2005 Stock Award Plan

10-18	Equipment Purchase Agreement dated as of August 2, 2005, between Lexington Precision Corporation and Premier Tool & Die Cast Corp.

10-19	Bailment Agreement dated as of August 2, 2005, between Lexington Precision Corporation and Premier Tool & Die Cast Corp.

10-20	Indemnity Agreement dated as of August 2, 2005, between Lexington Precision Corporation and Premier Tool & Die Cast Corp.

10-21	Lease Agreement dated as of December 31, 2005, between the Company and Premier Lakewood, Inc.

10-22	Indemnity Agreement, dated as of December 31, 2005, between the Company and Premier Lakewood, Inc.

10-23	Guarantee, dated as of December 31, 2005, by Premier Tool & Die Cast Corp. in favor of the Company

10-24	Credit and Security Agreement, dated as of May 31, 2006, by and among LPC and LRG, as borrowers, the lenders from time to time party thereto (the “Lenders”), CapitalSource Finance LLC, as collateral agent and administrative agent for the Lenders, and CapitalSource Finance LLC and Webster Business Credit Corporation, as co-documentation agents

10-25	Pledge Agreement, dated as of May 31, 2006, made by LPC in favor of CapitalSource Finance LLC, as agent

10-26	Loan and Security Agreement, dated as of May 31, 2006, by and among LPC and LRG, as borrowers, the lenders from time to time party thereto (the “Term Lenders”), and CSE Mortgage LLC, as collateral agent and administrative agent for the Term Lenders

10-27	Pledge Agreement, dated as of May 31, 2006, made by LPC in favor of CSE Mortgage LLC, as agent

10-28	Termination Agreement, dated as of May 31, 2006, by and among Wachovia Bank, National Association, as agent and lender, Ableco Finance LLC, as lender, LPC, LRG, and CapitalSource Finance LLC

10-29	Intercreditor Agreement, dated as of May 31, 2006, by and between CapitalSource Finance LLC, as agent, and CSE Mortgage LLC, as agent, with the acknowledgment of LPC and LRG, as borrowers, and Webster Business Credit Corporation, CapitalSource Finance LLC, CSE Mortgage LLC, and DMD Special Situations, LLC, as lenders

10-30	First Amendment and Default Waiver Agreement dated as of November 20, 2006, among Lexington Precision Corporation and Lexington Rubber Group, Inc., as borrowers, and CapitalSource Finance LLC, as a lender, as Agent and as Co-Documentation Agent, Webster Business Credit Corporation, as a lender and as Co-Documentation Agent, CSE Mortgage LLC, as a lender and an Agent, and DMD Special situations, LC, as a lender

10-31	Amendment Agreement dated as of January 31, 2006, between LPC and Michael A. Lubin with respect to the 13% Junior Subordinated Note

21-1	Significant Subsidiary of Registrant — filed herewith

31-1	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant — filed herewith

31-2	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant — filed herewith

31-3	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant — filed herewith

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts and Reserves
of Continuing Operations
(thousands of dollars)

	Balance at	Charged to	Deductions	Balance
	Beginning	Costs and	From	at End
	of Period	Expenses	Reserves	of Period
Allowance for
Doubtful Accounts
Year ended December 31, 2006	$697	$55	$340	$412
Year ended December 31, 2005	537	170	10	697
Year ended December 31, 2004	545	380	388	537

Inventory Reserve
Year ended December 31, 2006	$435	$245	$263	$417
Year ended December 31, 2005	845	11	421	435
Year ended December 31, 2004	931	110	196	845

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION (Registrant)
By:	/s/ Warren Delano
Warren Delano, President

April 12, 2007
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2007:

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