Form 10-Q
period 2007-03-31
LEXINGTON PRECISION CORP
filed 2007-06-08
CIK 12570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended March 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-3252
LEXINGTON PRECISION CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1830121 (I.R.S. Employer Identification No.)

800 Third Avenue, New York, NY (Address of principal executive office)	10022 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of May 15, 2007, there were 4,981,767 shares of common stock of the Registrant outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

LEXINGTON PRECISION CORPORATION
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 3.	Defaults upon Senior Securities	24

Item 6.	Exhibits	24
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
-i-

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LEXINGTON PRECISION CORPORATION
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2007	2006

Net sales	$22,530	$24,798

Cost of sales	19,477	21,059

Gross profit	3,053	3,739

Selling and administrative expenses	1,768	1,776

Income from operations	1,285	1,963

Interest expense	2,185	2,278

Loss from continuing operations before income taxes	(900)	(315)

Income tax provision	15	15

Loss from continuing operations	(915)	(330)

Loss from discontinued operations	(2)	(70)

Net loss	$(917)	$(400)

Basic and diluted loss per share of common stock:

Continuing operations	$(0.19)	$(0.07)
Discontinued operations	—	(0.01)

Net loss	$(0.19)	$(0.08)

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
Consolidated Balance Sheets
(thousands of dollars, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets:

Current assets:
Cash	$844	$35
Accounts receivable, net	13,858	9,852
Inventories, net	9,175	8,787
Prepaid expenses and other current assets	1,054	1,073
Deferred income taxes	374	374
Current assets of discontinued operations	136	101

Total current assets	25,441	20,222

Plant and equipment, net	23,517	24,226

Plant and equipment of discontinued operations, net	1,399	1,418

Goodwill, net	7,623	7,623

Other assets, net	1,195	951

	$59,175	$54,440

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$7,698	$6,370
Accrued expenses, excluding interest	3,780	3,789
Accrued interest expense	3,333	2,130
Debt in default	72,068	68,967
Current portion of long-term debt	746	734
Current liabilities of discontinued operations	193	221

Total current liabilities	87,818	82,211

Long-term debt, excluding current portion	403	406

Deferred income taxes	374	374

Other long-term liabilities	486	440

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 4,981,767 shares issued and outstanding at March 31, 2007, and December 31, 2006	1,235	1,235
Additional paid-in-capital	13,183	13,181
Accumulated deficit	(44,324)	(43,407)

Total stockholders’ deficit	(29,906)	(28,991)

	$59,175	$54,440

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Three Months Ended
	March 31
	2007	2006

Operating activities:
Net loss	$(917)	$(400)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Loss from discontinued operations	2	70
Depreciation	1,587	1,776
Amortization included in cost of sales	98	89
Amortization included in interest expense	—	358
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(4,006)	(1,437)
Inventories, net	(388)	(371)
Prepaid expenses and other current assets	19	(317)
Accounts payable	1,328	228
Accrued expenses, excluding interest	(9)	223
Accrued interest expense	1,203	(108)
Other long-term liabilities	2	(2)
Other	1	4

Net cash provided (used) by continuing operations	(1,080)	113
Net cash used by discontinued operations	(46)	(70)

Net cash provided (used) by operating activities	(1,126)	43

Investing activities:
Purchases of plant and equipment	(852)	(358)
Expenditures for tooling owned by customers	(72)	—
Other	28	6

Net cash used by investing activities	(896)	(352)

Financing activities:
Net increase in borrowings under revolving line of credit	3,908	1,457
Repayment of debt in default	(825)	(964)
Payment of financing expenses	(252)	(182)

Net cash provided by financing activities	2,831	311

Net increase in cash	809	2
Cash at beginning of year	35	13

Cash at end of period	$844	$15

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiaries (collectively, the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements do not include all the information and footnotes included in the Company’s annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the Company’s financial position at March 31, 2007, the Company’s results of operations for the three-month periods ended March 31, 2007 and 2006, and the Company’s cash flows for the three-month periods ended March 31, 2007 and 2006. In preparing the interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures; actual results could differ from those estimates.
     The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.
     The Company did not make the scheduled interest payments due on its Senior Subordinated Notes on November 1, 2006, and February 1 and May 1, 2007. On May 25, 2007, the Company entered into a six-month forbearance agreement with certain holders of the Senior Subordinated Notes, holding $25,428,000 aggregate principal amount, or 74.4% of the Senior Subordinated Notes outstanding. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by affiliates of the Company or their relatives. As long as the forbearance agreement is in effect, the Company will not be required to make interest payments on the Senior Subordinated Notes and the forbearing noteholders may not take any action to collect any past due interest payments. The Company agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the end of the forbearance period.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing the Company’s secured debt. Additionally, the Company was not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. The Company has remained current on all principal and interest payments owed to the secured lenders. Effective May 25, 2007, the Company entered into a forbearance agreement with the secured lenders. The forbearance agreement provides that the secured lenders will take no action, during the forbearance period, to accelerate or collect their loans as a result of any existing default or cross-default. The forbearance agreement modifies certain of the financial covenants effective March 31, 2007, through the end of the forbearance period, which is 120 days from May 25, 2007, and provides for extensions of 30 or 60 days in certain circumstances. As amended, the Company was in compliance with both its fixed charge coverage ratio and its leverage ratio as of March 31 and April 30, 2007.
     During the concurrent forbearance periods, the Company plans to pursue all available strategic alternatives to satisfy its outstanding debt, including (i) the refinancing of the Company’s indebtedness, (ii) the sale of the Company’s Rubber Group and (iii) the sale of the entire Company. The Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
retained W. Y. Campbell and Company, a Detroit-based investment banking firm, to assist it in its efforts.
     If the Company is unable to restructure, refinance, or repay its secured debt and Senior Subordinated Notes during the respective forbearance periods and its secured lenders and the holders of the Senior Subordinated Notes do not agree to extend the forbearance periods, it may seek protection under chapter 11 of the federal Bankruptcy Code in order to permit it to continue to operate its business in an orderly fashion until a restructuring of the secured debt and Senior Subordinated Notes can be consummated.
     The Company’s consolidated financial statements have been presented on a “going concern” basis, as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to restructure, refinance, or repay its secured debt and Senior Subordinated Notes is subject to risks and uncertainties. As a result, there is substantial doubt about the Company’s ability to continue on a going concern basis. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.
     For information regarding discontinued operations, please refer to Note 8.
Note 2 — Inventories
     Inventories at March 31, 2007, and December 31, 2006, are set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2007	2006
Finished goods	$4,445	$4,595
Work in process	2,792	2,279
Raw material	1,938	1,913

	$9,175	$8,787

Note 3 — Plant and Equipment
     Plant and equipment at March 31, 2007, and December 31, 2006, is set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2007	2006
Land	$1,776	$1,776
Buildings	13,368	13,368
Equipment	111,858	110,980

	127,002	126,124
Accumulated depreciation	103,485	101,898

Plant and equipment, net	$23,517	$24,226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Debt
     Debt at March 31, 2007, and December 31, 2006, is set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2007	2006
Debt in default:
Revolving line of credit	$12,277	$8,369
Equipment term loan	11,042	11,666
Real estate term loan	14,572	14,755
Senior Subordinated Notes	34,177	34,177

Total debt in default	72,068	68,967

Current portion of long-term debt	746	734

Long-term debt:
Junior Subordinated Note	347	347
Series B Preferred Stock (liquidation value $673)	658	657
Other	144	136

Subtotal	1,149	1,140
Less current portion	(746)	(734)

Total long-term debt	403	406

Total debt	$73,217	$70,107

  Secured Debt
     The failure to make the scheduled interest payments on the Senior Subordinated Notes on November 1, 2006, and February 1 and May 1, 2007, caused a cross-default under the agreements governing the Company’s secured debt. Additionally, the Company was not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. The Company has remained current on all principal and interest payments owed to the secured lenders. Effective May 25, 2007, the Company entered into a forbearance agreement with the secured lenders. The forbearance agreement provides that the secured lenders will take no action, during the forbearance period, to accelerate or collect their loans as a result of any existing default or cross-default. The forbearance agreement modifies all of the financial covenants during the forbearance period, which is 120 days from May 25, 2007, and provides for extensions of 30 or 60 days if certain conditions are met. As amended, the Company was in compliance with both its fixed charge coverage ratio and its leverage ratio as of March 31 and April 30, 2007.
     At March 31, 2007, the Company had outstanding loans of $12,277,000 and reimbursement obligations with respect to letters of credit of $1,562,000 under the revolving line of credit and unused availability was $864,000. Under the revolving line of credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) 65% of eligible inventories, minus (3) $500,000. Loans under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
revolving line of credit bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.75%. At March 31, 2007, the interest rate on loans outstanding under the revolving line of credit was 10.07%. The Company’s obligations under the revolving line of credit are secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.
     At March 31, 2007, the outstanding balance of the equipment term loan was $11,042,000. The equipment term loan is payable in monthly principal installments of $208,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Interest on the equipment term loan is payable monthly at LIBOR plus 6.5%. At March 31, 2007, the interest rate on the equipment term loan was 11.82%. The equipment term loan is secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.
     At March 31, 2007, the outstanding balance of the real estate term loan was $14,572,000. The real estate term loan is payable in monthly principal installments of $61,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Additionally, if the balance outstanding on the real estate term loan is not reduced to $11,022,000 or less by December 31, 2007 (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on the Company’s subordinated debt may only be made if the unused availability under the Company’s revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. At March 31, 2007, interest on the real estate term loan was payable monthly at LIBOR plus 6.5% on $10,572,000 of the loan and (2) the prime rate plus 8% on $4,000,000 of the loan. At March 31, 2007, the weighted average interest rate on the real estate term loan was 13.04%. Principal payments made on the real estate term loan are allocable first to the portion of the loan that bears interest at LIBOR plus 6.5% and then to the portion of the loan that bears interest at the prime rate plus 8%. The real estate term loan is secured by a first priority lien on the Company’s real estate and a second priority lien on substantially all of the Company’s other assets.
     The agreements governing the revolving line of credit and the secured term loans contain covenants that (1) require the Company to maintain a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum levels of fixed charge coverage, revenue, and EBITDA, (2) prohibit the payment of interest on subordinated debt if there would not be unused availability under the revolving line of credit of $3,000,000 through November 19, 2006, $5,000,000 from November 20, 2006, through February 1, 2007, and $3,000,000 from February 2 through August 1, 2007, after giving effect to such payment, (3) limit the Company’s capital expenditures to $5,500,000 and $6,000,000 per annum during the years ending December 31, 2007 and 2008, respectively, (4) limit the amount of new secured financing that the Company can incur for the purchase of plant and equipment to $2,500,000 during the term of the revolving line of credit, and (5) place certain other restrictions on the Company’s business and operations, including limitations on the sale of all or substantially all of its assets, the repurchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
  Senior Subordinated Notes
     The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company’s existing and future senior debt. The Company did not make the scheduled interest payments due on the Senior Subordinated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes on November 1, 2006, and February 1 and May 1, 2007. On May 25, 2007, the Company entered into a six-month forbearance agreement with certain holders of the Senior Subordinated Notes, holding $25,428,000 aggregate principal amount, or 74.4% of the Senior Subordinated Notes outstanding. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by affiliates of the Company or their relatives. As long as the forbearance agreement is in effect, the Company will not be required to make interest payments on the Senior Subordinated Notes and the forbearing noteholders may not take any action to collect any past due interest payments. The Company agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the end of the forbearance period.
  Junior Subordinated Note
     The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The holder of the Junior Subordinated Note has deferred the interest payments due on November 1, 2006, and February 1, May 1, August 1, and November 1, 2007, to February 1, 2008, and eliminated the cross-default provision contained in the Junior Subordinated Note.
  Series B Preferred Stock
     At March 31, 2007, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $658,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company did not make scheduled redemptions in the aggregate amount of $630,000 during the years 2000 through 2006. The Company did not make the scheduled dividend payments on the Series B Preferred Stock on December 15, 2006, and March 15, 2007.
     The Series B Preferred Stock is classified as debt in the consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”
  Fair Value of Financial Instruments
     The Company believes that, at March 31, 2007, the fair values of the loans outstanding under the revolving line of credit, the equipment term loan, and the real estate term loan approximated the principal amounts of such loans.
     Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
  Cash Interest Paid
     Cash interest paid during the three months ended March 31, 2007 and 2006, including amounts allocated to discontinued operations, totaled $1,023,000 and $2,076,000, respectively.
Note 5 — Income Taxes
     At March 31, 2007, and December 31, 2006, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2007 and 2006, consisted of estimated state income taxes payable.
Note 6 — Net Loss per Common Share
     The calculations of basic and diluted net loss per common share for the three-month periods ended March 31, 2007 and 2006, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company’s common stock were not dilutive. As a result, the weighted average number of outstanding common shares used in the calculation of net loss per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants. In addition, awards of restricted common stock issued under the Company’s 2005 Stock Award Plan are not considered outstanding common shares for purposes of the calculation of basic or diluted net income or loss per share of common stock until such shares vest.

	Three Months Ended
	March 31
	2007	2006

Numerator — Loss:

Continuing operations	$(915)	$(330)
Discontinued operations	(2)	(70)

Net loss	$(917)	$(400)

Denominator — Weighted average shares outstanding	4,942	4,932

Basic and diluted loss per share of common stock:

Continuing operations	$(0.19)	$(0.07)
Discontinued operations	—	(0.01)

Net loss	$(0.19)	$(0.08)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 — Segments
  Description of Segments and Products
     The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group manufactures tight-tolerance rubber components, primarily connector seals used in automotive wiring systems, insulators used in both original equipment and aftermarket automotive ignition-wire sets, and molded rubber components used in a variety of medical devices, such as intravenous feeding systems, syringes, and surgical equipment. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Rubber Group and the Metals Group conduct substantially all of their business within the continental United States.
     The Corporate Office consists primarily of general administrative functions that are not a result of any activity carried on by either the Rubber Group or the Metals Group. Corporate Office expenses include the compensation and benefits of the Company’s executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, including fees related to financings, and certain insurance expenses. Assets of the Corporate Office are primarily cash, certain prepaid expenses and other miscellaneous current assets, deferred tax assets, and deferred financing expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
  Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for the three-month periods ended March 31, 2007 and 2006, is summarized below (dollar amounts in thousands):

	Three Months Ended
	March 31
	2007	2006

Net sales:
Rubber Group	$19,176	$21,709
Metals Group	3,354	3,089

Total net sales	$22,530	$24,798

Income (loss) from operations:
Rubber Group	$2,074	$2,876
Metals Group	(26)	(274)

Subtotal	2,048	2,602
Corporate Office	(763)	(639)

Total income from operations	$1,285	$1,963

Depreciation and amortization (1):
Rubber Group	$1,504	$1,632
Metals Group	178	224

Subtotal	1,682	1,856
Corporate Office	3	9

Total depreciation and amortization	$1,685	$1,865

Capital expenditures (2):
Rubber Group	$630	$295
Metals Group	198	63

Subtotal	828	358
Corporate Office	50	—

Total capital expenditures	$878	$358

	Mar. 31,	Dec. 31,
	2007	2006

Assets (3):
Rubber Group	$47,556	$45,056
Metals Group	8,477	7,381

Subtotal	56,033	52,437
Corporate Office	1,607	484

Total assets	$57,640	$52,921

(1)	Excludes amortization and write-off of deferred financing expenses, which totaled $358,000 during the three-month period ended March 31, 2006. Amortization and write-off of deferred financing expenses is included in interest expense in the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Capital expenditures during the three-month period ended March 31, 2007, include $26,000 of equipment purchased under capitalized lease obligations.

(3)	Excludes the assets of discontinued operations, which totaled $1,535,000 and $1,519,000, at March 31, 2007, and December 31, 2006, respectively.

Note 8 — Discontinued Operations
     The results of operations, assets, liabilities, and cash flows of the Company’s former die casting division have been classified as discontinued operations in the consolidated financial statements.
     In accordance with Financial Accounting Standards Board Emerging Issue Task Force Abstract No. 87-24, “Allocation of Interest to Discontinued Operations” (“EITF 87-24”), the Company has allocated interest to discontinued operations based on the amount and the terms of the debt that was or will be required to be repaid using management’s estimate of the proceeds realized or to be realized on the actual or possible sale of assets of discontinued operations. No allocation was made to discontinued operations for any other interest or for any Corporate Office expenses. The following table summarizes financial data of discontinued operations for the three-month periods ended March 31, 2007 and 2006 (dollar amounts in thousands):

	Three Months Ended
	March 31
	2007	2006

Net sales	$—	$—

Income (loss) from discontinued operations	$40	$(22)
Allocated interest expense	42	48

Loss from discontinued operations before income taxes	(2)	(70)
Income tax provision	—	—

Loss from discontinued operations	$(2)	$(70)

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
     Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:
•	our ability to restructure, refinance, or repay our debt,

•	increases and decreases in business awarded to us by our customers,

•	unanticipated price reductions for our products as a result of competition,

•	changes in the cost of raw materials,

•	strength or weakness in the North American automotive market,

•	financial difficulties encountered by our customers or suppliers,

•	the filing by one or more of our customers or suppliers for protection under the federal bankruptcy code,

•	changes in the competitive environment,

•	labor interruptions at our facilities or at our customers’ or suppliers’ facilities,

•	unanticipated operating results,

•	changes in economic conditions, and

•	changes in interest rates.
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
     For additional discussion about risks and uncertainties that may affect our business, please refer to “Risk Factors” in Part II, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2006, and Part II, Item IA of this Form 10-Q.

Results of Operations — First Quarter of 2007 Versus First Quarter of 2006
     Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.
     The following table sets forth our consolidated operating results for the three-month periods ended March 31, 2007 and 2006, and the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods (dollar amounts in thousands).

	Three Months Ended March 31
	2007		2006

Net sales	$22,530	100.0%	$24,798	100.0%

Cost of sales	19,477	86.4	21,059	84.9

Gross profit	3,053	13.6	3,739	15.1

Selling and administrative expenses	1,768	7.9	1,776	7.2

Income from operations	1,285	5.7	1,963	7.9

Interest expense	2,185	9.7	2,278	9.2

Loss from continuing operation before income taxes	(900)	(4.0)	(315)	(1.3)

Income tax provision	15	0.1	15	—

Loss from continuing operations	(915)	(4.1)	(330)	(1.3)

Add back:
Depreciation and amortization (1)	1,685	7.5	1,865	7.5
Interest expense	2,185	9.7	2,278	9.2
Income tax provision	15	0.1	15	—

EBITDA (2)	$2,970	13.2%	$3,828	15.4%

Net cash provided (used) by operating activities of continuing operations (3)	$(1,080)	(4.8)%	$113	0.5%

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $358,000 during the three-month period ended March 31, 2006, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles. We have presented EBITDA here and elsewhere in this Form 10-Q because this measure is used by investors, as well as our own management, to evaluate the operating performance of our business, including its ability to service debt, and because it is used by our lenders in setting financial covenants. Our definition of EBITDA is not exactly the same definition of EBITDA as used to calculate compliance with the financial covenants that are incorporated in our secured loan agreements and may not be the same as the definition of EBITDA used by other companies.

(3)	The calculation of net cash provided by operating activities is detailed in the consolidated statement of cash flows that is part of our consolidated financial statements in Part I, Item 1.

     Our net sales for the first quarter of 2007 were $22,530,000, compared to net sales of $24,798,000 for the first quarter of 2006, a decrease of $2,268,000 or 9.1%. The decrease in net sales was principally a result of decreased unit sales of automotive components offset, in part, by increased unit sales of medical components. EBITDA for the first quarter of 2007 was $2,970,000, or 13.2% of net sales, compared to EBITDA of $3,828,000, or 15.4% of net sales, for the first quarter of 2006. Administrative expenses for the first quarter of 2007, included $185,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our secured debt and Senior Subordinated Notes as more fully discussed in the section titled “Liquidity” in this Part 1, Item 2.
     Net cash used by our operating activities during the first quarter of 2007 totaled $1,080,000, compared to net cash provided by operating activities of $113,000 for the first quarter of 2006. For more information about the net cash provided or used by our operating activities, please refer to the consolidated statements of cash flows in Part I, Item 1, and to the section titled “Operating Activities” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended March 31, 2007 and 2006.
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

     The following table sets forth the operating results of the Rubber Group for the three-month periods ended March 31, 2007 and 2006, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended March 31
	2007		2006

Net sales	$19,176	100.0%	$21,709	100.0%

Cost of sales	16,215	84.6	17,909	82.5

Gross profit	2,961	15.4	3,800	17.5

Selling and administrative expenses	887	4.6	924	4.3

Income from operations	2,074	10.8	2,876	13.2

Add back: depreciation and amortization	1,504	7.9	1,632	7.5

EBITDA	$3,578	18.7%	$4,508	20.8%

     During the first quarter of 2007, total net sales of the Rubber Group decreased by $2,533,000, or 11.7%, compared to the first quarter of 2006. Net sales to automotive customers decreased by $3,820,000, or 20.5%, to $14,771,000, net sales to medical device manufacturers increased by $1,188,000, or 41.8%, to $4,032,000, and all other net sales increased by $99,000, or 36.1%, to $373,000.
     The decrease in net sales to automotive customers was primarily due to (1) decreased unit sales of connector seals for automotive wire harnesses, which we believe resulted primarily from production cutbacks by Detroit-based automakers, (2) reduced unit sales to original equipment manufacturers of insulators for automotive ignition-wire sets due to production cutbacks by Detroit-based automakers and the loss of certain parts to competitors, (3) reduced unit sales to manufacturers of aftermarket insulators for automotive ignition-wire sets, and to a lesser extent (4) price reductions on certain components. During the first quarter of 2007, the Rubber Group’s net sales to Delphi Corporation, its largest customer, totaled $2,082,000, a decrease of $1,308,000, or 38.6%, compared to net sales of $3,390,000 during the first quarter of 2006.
     Cost of sales as a percentage of net sales increased to 84.6% of net sales during the first quarter of 2007, compared to 82.5% of net sales during the first quarter of 2006, primarily due to underabsorption of fixed or partially fixed manufacturing overhead during a period of reduced sales volume, partially offset by lower depreciation and amortization expense.
     Selling and administrative expenses of the Rubber Group expressed as a percentage of net sales increased to 4.6% of net sales during the first quarter of 2007, compared to 4.3% during the first quarter of 2006.
     During the first quarter of 2007, income from operations totaled $2,074,000, a decrease of $802,000, or 27.9%, compared to the first quarter of 2006. EBITDA for the first quarter of 2007 was $3,578,000, or 18.7% of net sales, compared to $4,508,000, or 20.8% of net sales, for the first quarter of 2006.

  Metals Group
     The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the three-month periods ended March 31, 2007 and 2006, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended March 31
	2007		2006

Net sales	$3,354	100.0%	$3,089	100.0%

Cost of sales	3,262	97.3	3,150	102.0

Gross profit (loss)	92	2.7	(61)	(2.0)

Selling and administrative expenses	118	3.5	213	6.9

Loss from operations	(26)	(0.8)	(274)	(8.9)

Add back: depreciation and amortization	178	5.3	224	7.3

EBITDA	$152	4.5%	$(50)	(1.6)%

     During the first quarter of 2007, net sales of the Metals Group increased by $265,000, or 8.6%, compared to the first quarter of 2006 primarily as a result of sales to a new automotive customer.
     Cost of sales as a percentage of net sales decreased to 97.3% of net sales during the first quarter of 2007 from 102.0% of net sales during the first quarter of 2006, primarily because of (1) improved production efficiencies, (2) lower depreciation expense, and (3) reduced material costs.
     During the first quarter of 2007, selling and administrative expenses decreased to $118,000 from $213,000 during the first quarter of 2006, primarily because of a reduction in salaried headcount.
     During the first quarter of 2007, the loss from operations was $26,000, compared to a loss from operations of $274,000 during the first quarter of 2006. EBITDA for the first quarter of 2007 was positive $152,000 compared to negative $50,000 for the first quarter of 2006.
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

     The following table sets forth the operating results of the Corporate Office for the three-month periods ended March 31, 2007 and 2006, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	March 31
	2007	2006

Loss from operations	$(763)	$(639)

Add back: depreciation and amortization (1)	3	9

EBITDA	$(760)	$(630)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $358,000, during the first quarter of 2006, and which is included in interest expense in the consolidated financial statements.

     During the first quarter of 2007, corporate administrative expenses increased to $763,000 from $639,000 during the first quarter of 2006, because we incurred expenses of $185,000 in connection with our efforts to refinance, restructure, or repay our secured debt and Senior Subordinated Notes as more fully discussed in the section titled “Liquidity” in this Part 1, Item 2.
  Interest Expense
     During the first quarters of 2007 and 2006, interest expense (excluding interest expense of $42,000 and $48,000, respectively, allocated to discontinued operations) totaled $2,185,000 and $2,278,000, respectively, which included amortization of deferred financing expenses of $358,000 during 2006. Effective December 31, 2006, we wrote off the remaining balance of unamortized deferred financing expense in the amount of $1,829,000. Excluding deferred financing expenses, interest expense during the first quarter of 2007 increased compared to the first quarter of 2006 because:
1.	We incurred $123,000 of default interest on our secured debt;

2.	We incurred $51,000 of interest on the interest payments that we failed to make on November 1, 2006, and February 1, 2007;

3.	We incurred $89,000 of additional interest expense on our Senior Subordinated Notes and on the quarterly interest payments that we failed to make on November 1, 2006 and February 1, 2007, because we agreed to increase the interest rate on the notes from 12% to 16% effective March 9, 2007; and

4.	The average amount of interest bearing debt outstanding increased to $71,898,000 in the first quarter of 2007 compared to $67,523,000 in the first quarter of 2006.
  Income Tax Provision
     At March 31, 2007, and December 31, 2006, our net deferred tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2007 and 2006, consisted of estimated state income taxes.

Liquidity and Capital Resources
  Operating Activities
     During the first quarter of 2007, operating activities of our continuing operations used net cash of $1,080,000. Accounts receivable increased by $4,006,000 during the first quarter of 2007, primarily because our net sales during February and March of 2007 were higher than our net sales during November and December of 2006. Trade accounts payable increased by $1,328,000 primarily because of increased production levels to support increased net sales. Accrued interest expense increased by $1,203,000, because of additional accruals of interest on our subordinated debt.
  Investing Activities
     During the first quarter of 2007, investing activities of our continuing operations used net cash of $896,000. Capital expenditures attributable to the Rubber Group and the Metals Group totaled $630,000 and $198,000, respectively, primarily for the purchase of equipment used in manufacturing. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $3,103,000, $415,000, and $59,000, respectively, for the year ending December 31, 2007. At March 31, 2007, we had approximately $187,000 of commitments outstanding to purchase equipment.
  Financing Activities
     During the first quarter of 2007, our financing activities provided net cash of $2,831,000 due to additional borrowings.
  Liquidity
     During the third and fourth quarters of 2006, we experienced a significant decrease in sales of automotive components. We believe that this reduction was primarily a result of production cutbacks by the Detroit-based automakers and resultant production cutbacks and inventory adjustments by our customers, who are primarily tier-one suppliers to automobile manufacturers. Although we reduced expenses in an effort to offset the impact of the lower sales, our operating profit and cash flow during the third and fourth quarters of 2006 were adversely affected, as was the availability under our revolving line of credit. During the first quarter of 2007, net sales improved to $22,530,000 compared to $20,371,000 and $18,293,000 during the third and fourth quarters of 2006, respectively. We expect sales to automotive customers to improve during the remainder of 2007.
     We did not make the scheduled interest payments due on our Senior Subordinated Notes on November 1, 2006, and February 1 and May 1, 2007. On May 25, 2007, we entered into a six-month forbearance agreement with certain holders of the Senior Subordinated Notes, holding $25,428,000 aggregate principal amount, or 74.4% of the Senior Subordinated Notes outstanding. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by affiliates of ours or their relatives. As long as the forbearance agreement is in effect, we will not be required to make interest payments on the Senior Subordinated Notes and the forbearing noteholders may not take any action to collect any past due interest payments. We agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the end of the forbearance period.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our secured debt. Additionally, we were not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. We have remained current on all principal and interest payments owed to the secured lenders. Effective May 25, 2007, we entered into a forbearance agreement with the secured lenders. The forbearance agreement provides that the secured lenders will take no action, during the forbearance period, to accelerate or collect their loans as a result of any existing default or cross-default. The forbearance agreement modifies certain of the financial covenants effective March 31, 2007, through the end of the forbearance period, which is 120 days from May 25, 2007, and provides for extensions of 30 or 60 days in certain circumstances. As amended, we were in compliance with both our fixed charge coverage ratio and our leverage ratio as of March 31 and April 30, 2007.
     During the concurrent forbearance periods, we plan to pursue all available strategic alternatives to satisfy our outstanding indebtedness, including (i) the refinancing of our indebtedness, (ii) the sale of our Rubber Group and (iii) the sales of the entire Company. We have retained W. Y. Campbell and Company, a Detroit-based investment banking firm, to assist us in our efforts.
     The financial covenants contained in our revolving line of credit and our secured term loans as revised by the terms of the forbearance agreement with our secured lenders are as set forth below. At the end of the forbearance period the financial covenants will revert back to those in effect before the forbearance agreement became effective. For the purpose of determining compliance with the covenants set forth below certain expenses are excluded from the determination of EBITDA and fixed charges. Please refer to the financing documents for definitions of capitalized terms.
1.	Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is calculated by dividing consolidated EBITDA, less Unfinanced Capital Expenditures, by consolidated Fixed Charges, and is required to be not less than 0.85 to 1.0 for the three- and four-month periods ended May 31, and June 30, 2007, respectively; 0.75 to 1.0 for the five-, six-, and seven-month periods ended July 31, August 31, and September 30, 2007, respectively; and 0.85 to 1.0 for each period commencing March 1, 2007, and ending on the last day of each month following September 30, 2007, until the forbearance period terminates. On March 31 and April 30, 2007, our Fixed Charge Coverage Ratio was 1.45 to 1.00.

2.	Leverage Ratio. The Leverage Ratio is calculated by dividing Senior Debt by consolidated EBITDA and is required to be not more than 3.5 to 1.0 for the three- and four-month periods ended May 31, and June 30, 2007, respectively; 3.75 to 1.0 for the five-, six-, and seven-month periods ended July 31, August 31, and September 30, 2007, respectively; and 3.5 to 1.0 for each period commencing March 1, 2007, and ending on the last day of each month following September 30, 2007, until the forbearance period terminates. As of March 31 and April 30, 2007, our Leverage Ratio was 2.28 to 1.0, and 2.45 to 1.0, respectively.

3.	Minimum Revenue. Revenue is required to be not less than 90% of specified amounts on a cumulative basis starting on March 1, 2007, through the last day of each month from May, 2007, through the end of the forbearance period. As of March 31 and April 30, 2007, our revenue exceeded the minimum revenue requirement by $800,000 and $2,087,000, respectively.

4.	Minimum EBITDA. EBITDA is required to be not less than 90% of specified amounts on a cumulative basis starting on March 1, 2007, through the last day of each month from May, 2007, through the end of the forbearance period. As of April 30, 2007, our EBITDA, which is to be measured starting with the two month period ending April 30, 2007, exceeded the minimum EBITDA requirement by $498,000.
     Although there can be no assurance, we currently believe that we will be able to restructure, refinance, or repay our secured debt and Senior Subordinated Notes and thereby remedy the defaults currently existing on the secured debt and Senior Subordinated Notes within the forbearance periods. If we are unable to restructure, refinance, or repay our secured debt and Senior Subordinated Notes within the forbearance periods and we are unable to extend the forbearance period, we likely would seek protection under chapter 11 of the federal Bankruptcy Code in order to permit us to continue to operate our business in an orderly fashion until a restructuring and/or refinancing of our indebtedness could be consummated.
     Our consolidated financial statements have been presented on a “going concern” basis, as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to restructure, refinance, or repay our secured debt and Senior Subordinated Notes is subject to risks and uncertainties. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.
     Consolidated EBITDA totaled $2,970,000 during the first quarter of 2007. The Rubber Group reported EBITDA of $3,578,000, or 18.7% of net sales, the Metals Group reported EBITDA of $152,000, or 4.5% of net sales, and the Corporate Office recorded negative EBITDA of $760,000, which included $185,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our secured debt and Senior Subordinated Notes. For the second quarter, we project that the EBITDA of the Rubber Group will be approximately $4,000,000, or 20% of net sales, and that EBITDA of the Metals Group will be approximately $275,000, or 7% of net sales. We also project that consolidated EBITDA for all of 2007, excluding all expenses incurred in connection with our efforts to restructure, refinance, or repay our secured debt and Senior Subordinated Notes, will exceed $15,000,000.
     At March 31, 2007, our aggregate indebtedness was $75,268,000, (including $2,051,000 of past due interest,) compared to $71,132,000 at December 31, 2006 (including $1,025,000 of past due interest).
     At March 31, 2007, we had outstanding loans of $12,277,000 and reimbursement obligations with respect to letters of credit of $1,562,000 under our revolving line of credit, and unused availability and cash on hand of $1,708,000. Under the revolving line of credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) 65% of eligible inventories, minus (3) $500,000. Loans under the revolving line of credit bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.75%. At March 31, 2007, the interest rate on loans outstanding under the revolving line of credit was 10.07%. Our obligations under the revolving line of credit are secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.
     At March 31, 2007, the outstanding balance of the equipment term loan was $11,042,000. The equipment term loan is payable in monthly principal installments of $208,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Interest on the equipment term loan is payable monthly at LIBOR, plus 6.5%. At March 31, 2007, the interest rate on the equipment term loan was 11.82%. The equipment term loan is secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.

     At March 31, 2007, the outstanding balance of the real estate term loan was $14,572,000. The real estate term loan is payable in monthly principal installments of $61,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. If the balance outstanding on the real estate term loan is not reduced to $11,022,000 or less by December 31, 2007 (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on our subordinated debt may only be made if the unused availability under our revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. At March 31, 2007, interest on the real estate term loan was payable monthly at LIBOR plus 6.5% on $10,572,000 of the loan and (2) the prime rate plus 8% on $4,000,000 of the loan. At March 31, 2007, the weighted average interest rate on the real estate term loan was 13.04%. Principal payments made on the real estate term loan are allocable first to the portion of the loan that bears interest at LIBOR plus 6.5% and then to the portion of the loan that bears interest at the prime rate plus 8%. The real estate term loan is secured by a first priority lien on our real estate and a second priority lien on substantially all of our other assets.
     In addition to the financial covenants discussed above, the agreements that govern our revolving line of credit and secured term loans contain covenants that (1) limit our capital expenditures to $5,500,000 and $6,000,000 per annum during the years ending December 31, 2007 and 2008, respectively, (2) limit the amount of new secured financing we can incur for the purchase of plant and equipment to $2,500,000 during the term of the new secured financing, and (3) place certain other restrictions on our business and operations, including limitations on the sale of all or substantially all of our assets, the repurchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.
     At March 31, 2007, we had outstanding $37,891,000 of floating-rate debt at interest rates equal to either LIBOR plus 4.75%, LIBOR plus 6.50%, or the prime rate plus 8.0%.
     At March 31, 2007, we had outstanding $35,326,000 of fixed-rate debt with a weighted-average interest rate of 15.7%.
     In the absence of a restructuring, refinancing, or repayment of our secured debt and Senior Subordinated Notes, we currently estimate that our monthly interest expense during the remaining nine months of 2007 will be approximately $921,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $29,000.
     For further information about our indebtedness, please refer to Note 4, “Debt,” to our consolidated financial statements in Part I, Item 1.
Item 4. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of our operating divisions, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. They also reviewed our internal controls and determined that there have been no changes in our internal controls or in other factors identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     The first risk factor in our Annual Report on Form 10-K for the period ended December 31, 2006, is replaced in its entirety by the following:
The Company Must Refinance its Secured Debt and its Senior Subordinated Notes or Undertake a Sale of the Rubber Group or of the Company.
     As more fully described in the “Liquidity” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part I, Item 2, we are currently in default of our secured debt and our Senior Subordinated Notes and have entered into forbearance agreements with the secured lenders and holders of 74.5% of the Senior Subordinated Notes outstanding. The forbearance agreements are intended to allow us to attempt to remedy the payment defaults that now exist on our secured debt and Senior Subordinated Notes in an orderly fashion. During the concurrent forbearance periods, we plan to pursue all available strategic alternatives to satisfy our outstanding debt, including (i) the refinancing of our indebtedness, (ii) the sale of our Rubber Group and, (iii) the sale of the entire Company. We have retained W.Y. Campbell and Company, a Detroit-based investment banking firm, to assist us in our efforts. If we are unable to consummate any of these measures in the forbearance periods and the forbearance periods are not extended, we may seek protection under chapter 11 of the federal Bankruptcy Code in order to permit us to continue to operate our business in an orderly fashion until a restructuring of our secured debt and Senior Subordinated Notes can be consummated. Our consolidated financial statements have been presented on a “going concern” basis, as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to restructure, refinance, or repay our secured debt and Senior Subordinated Notes is subject to risks and uncertainties. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect theses risks and uncertainties.
Item 3. Defaults upon Senior Securities
     On November 1, 2006, and February 1 and May 1, 2007, we failed to pay the quarterly interest payments, each in the amount of $1,025,000, then due on our Senior Subordinated Notes.
Item 6. EXHIBITS
     The following exhibits are filed herewith:

10-1	Agreement, dated May 18, 2007, by and among Lexington Precision Corporation, Lexington Rubber Group, Inc., CapitalSource Finance LLC, Webster Business Credit Corporation, CSE Mortgage LLC and DMD Special Situation Funding, LLC.

10-2	Forbearance Agreement, dated May 25, 2007, by and among Lexington Precision Corporation and the holders of 12% Senior Subordinated Notes due August 1, 2009, signatory thereto.

10-3	First Supplemental Indenture, dated May 25, 2007, by and between Lexington Precision Corporation and Wilmington Trust Company, as Trustee.

31-1	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LEXINGTON PRECISION CORPORATION
FORM 10-Q
March 31, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION (Registrant)
June 6, 2007	By:	/s/ Michael A. Lubin

Date		Michael A. Lubin
Chairman of the Board

June 6, 2007	By:	/s/ Warren Delano

Date		Warren Delano
President

June 6, 2007	By:	/s/ Dennis J. Welhouse

Date		Dennis J. Welhouse
Senior Vice President and
Chief Financial Officer