Form 10-Q
period 2007-06-30
LEXINGTON PRECISION CORP
filed 2007-08-14
CIK 12570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of August 7, 2007, there were 4,981,767 shares of common stock of the Registrant outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

LEXINGTON PRECISION CORPORATION
Quarterly Report on Form 10-Q

-i-

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LEXINGTON PRECISION CORPORATION
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net sales	$23,778	$24,439	$46,308	$49,237

Cost of sales	20,202	21,028	39,679	42,087

Gross profit	3,576	3,411	6,629	7,150

Selling and administrative expenses	2,067	1,839	3,835	3,615

Income from operations	1,509	1,572	2,794	3,535

Interest expense	(2,799)	(2,590)	(4,984)	(4,868)

Loss from continuing operations before income taxes	(1,290)	(1,018)	(2,190)	(1,333)

Income tax provision	15	15	30	30

Loss from continuing operations	(1,305)	(1,033)	(2,220)	(1,363)

Loss from discontinued operations	(56)	(69)	(58)	(139)

Net loss	$(1,361)	$(1,102)	$(2,278)	$(1,502)

Basic and diluted loss per share of common stock:

Continuing operations	$(0.26)	$(0.21)	$(0.45)	$(0.27)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)

Net loss	$(0.27)	$(0.22)	$(0.46)	$(0.30)

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Balance Sheets
(thousands of dollars, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets:

Current assets:
Cash	$846	$35
Accounts receivable, net	15,532	9,852
Inventories, net	9,471	8,787
Prepaid expenses and other current assets	1,032	1,073
Deferred income taxes	374	374
Current assets of discontinued operations	108	101

Total current assets	27,363	20,222

Plant and equipment, net	22,643	24,226

Plant and equipment of discontinued operations, net	1,391	1,418

Goodwill, net	7,623	7,623

Other assets, net	1,377	951

	$60,397	$54,440

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$6,594	$6,370
Accrued expenses, excluding interest	4,439	3,789
Accrued interest expense	4,819	2,130
Debt in default	73,651	68,967
Current portion of long-term debt	748	734
Current liabilities of discontinued operations	189	221

Total current liabilities	90,440	82,211

Long-term debt, excluding current portion	382	406

Deferred income taxes	374	374

Other long-term liabilities	466	440

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 4,981,767 shares issued and outstanding	1,238	1,235
Additional paid-in-capital	13,182	13,181
Accumulated deficit	(45,685)	(43,407)

Total stockholders’ deficit	(31,265)	(28,991)

	$60,397	$54,440

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Six Months Ended
	June 30
	2007	2006
Operating activities:
Net loss	$(2,278)	$(1,502)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Loss from discontinued operations	58	139
Depreciation	3,138	3,530
Amortization included in cost of sales	198	181
Amortization included in interest expense	182	969
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(5,680)	(2,150)
Inventories, net	(684)	(483)
Prepaid expenses and other current assets	41	(378)
Accounts payable	224	(717)
Accrued expenses, excluding interest	650	301
Accrued interest expense	2,689	158
Other long-term liabilities	8	6
Other	1	(30)

Net cash provided (used) by continuing operations	(1,453)	24
Net cash used by discontinued operations	(43)	(144)

Net cash used by operating activities	(1,496)	(120)

Investing activities:
Purchases of plant and equipment	(1,527)	(1,200)
Proceeds from sales of plant and equipment	—	40
Expenditures for tooling owned by customers	(87)	(41)
Other	17	5

Net cash used by continuing operations	(1,597)	(1,196)
Net cash used by discontinued operations	(27)	—

Net cash used by investing activities	(1,624)	(1,196)

Financing activities:
Net increase (decrease) in borrowings under revolving line of credit	6,299	(3,692)
Proceeds from issuance of debt	—	28,500
Repayment of debt in default and long-term debt	(1,654)	(21,331)
Capitalized financing expenses	(714)	(1,594)

Net cash provided by financing activities	3,931	1,883

Net increase in cash	811	567
Cash at beginning of year	35	13

Cash at end of period	$846	$580

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiary (collectively, the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements do not include all the information and footnotes included in the Company’s annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the Company’s financial position at June 30, 2007, the Company’s results of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the Company’s cash flows for the six-month periods ended June 30, 2007 and 2006. In preparing the interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures; actual results could differ from those estimates.
     The results of operations for the three-month and six-month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.
     The Company did not make the scheduled interest payments due on its Senior Subordinated Notes on November 1, 2006, and February 1 and May 1, 2007. On May 25, 2007, the Company entered into a six-month forbearance agreement with holders of $25,428,000 aggregate principal amount of the Senior Subordinated Notes, or 74.4% of the Senior Subordinated Notes outstanding. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by affiliates of the Company or their relatives. As long as the forbearance agreement is in effect, the Company will not be required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders may not take any action to collect any past due interest payments. The Company agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the end of the forbearance period.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing the Company’s secured debt. Additionally, the Company was not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. Effective May 25, 2007, the Company entered into a 120-day forbearance agreement with the secured lenders. The forbearance agreement provides that the secured lenders will take no action, during the forbearance period, to accelerate or collect their loans as a result of any existing default or cross-default. The forbearance agreement modifies certain of the financial covenants effective March 31, 2007, through the end of the forbearance period. The 120-day forbearance period can be extended by 30 days or 60 days in certain circumstances. The Company is in compliance with all financial covenants, as modified. The Company has remained current on all principal and interest payments owed to the secured lenders.
     During the concurrent forbearance periods, the Company is pursuing various strategic alternatives to satisfy its outstanding debt, including the refinancing of the Company’s indebtedness and the sale of the Company’s Rubber Group. The Company has retained W. Y. Campbell and Company to assist it in these efforts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     If the Company is unable to restructure, refinance, or repay its secured debt and Senior Subordinated Notes during the concurrent forbearance periods and its secured lenders and the holders of the Senior Subordinated Notes do not agree to extend the forbearance periods, it may seek protection under chapter 11 of the federal Bankruptcy Code in order to permit it to continue to operate its business in an orderly fashion until a restructuring of the secured debt and Senior Subordinated Notes can be consummated.
     The Company’s consolidated financial statements have been presented on a “going concern basis,” as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to restructure, refinance, or repay its secured debt and Senior Subordinated Notes is subject to risks and uncertainties. As a result, there is substantial doubt about the Company’s ability to continue to report on a going concern basis. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.
     For information regarding discontinued operations, please refer to Note 8.
Note 2 — Inventories
     Inventories at June 30, 2007, and December 31, 2006, are set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2007	2006
Finished goods	$4,251	$4,595
Work in process	2,743	2,279
Raw material	2,477	1,913

	$9,471	$8,787

Note 3 — Plant and Equipment
     Plant and equipment at June 30, 2007, and December 31, 2006, is set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2007	2006
Land	$1,813	$1,776
Buildings	13,368	13,368
Equipment	112,498	110,980

	127,679	126,124
Accumulated depreciation	105,036	101,898

Plant and equipment, net	$22,643	$24,226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Debt
     Debt at June 30, 2007, and December 31, 2006, is set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2007	2006
Debt in default (1):
Revolving line of credit	$14,668	$8,369
Equipment term loan	10,417	11,666
Real estate term loan	14,389	14,755
Senior Subordinated Notes	34,177	34,177

Total debt in default	73,651	68,967

Current portion of long-term debt	748	734

Long-term debt:
Junior Subordinated Note	347	347
Series B Preferred Stock (2)	658	657
Other	125	136

Subtotal	1,130	1,140
Less current portion	(748)	(734)

Total long-term debt	382	406

Total debt	$74,781	$70,107

(1)	At June 30, 2007, all of the debt listed as debt in default is subject to forbearance agreements, the terms of which are set forth below in this Note 4.

(2)	Liquidation value of $680,000 at June 30, 2007.
     Secured Debt
     The failure to make the scheduled interest payments on the Senior Subordinated Notes on November 1, 2006, and February 1 and May 1, 2007, caused a cross-default under the agreements governing the Company’s secured debt. Additionally, the Company was not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. Effective May 25, 2007, the Company entered into a 120-day forbearance agreement with the secured lenders. The forbearance agreement provides that the secured lenders will take no action, during the forbearance period, to accelerate or collect their loans as a result of any existing default or cross-default. The forbearance agreement modifies all of the financial covenants effective March 31, 2007, through the end of the forbearance period. The 120-day forbearance period can be extended by 30 days or 60 days in certain circumstances. The Company is in compliance with all financial covenants, as modified. The Company has remained current on all principal and interest payments owed to the secured lenders.
     At June 30, 2007, the Company had outstanding loans of $14,668,000 and reimbursement obligations with respect to letters of credit of $1,031,000 under the revolving line of credit. At June 30, 2007, unused availability under the revolving line of credit was $1,075,000. Under the revolving line of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) 65% of eligible inventories, minus (3) $500,000. Loans under the revolving line of credit bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.75%. At June 30, 2007, the interest rate on loans outstanding under the revolving line of credit was 10.07%. The Company’s obligations under the revolving line of credit are secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.
     At June 30, 2007, the outstanding balance of the equipment term loan was $10,417,000. The equipment term loan is payable in monthly principal installments of $208,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Interest on the equipment term loan is payable monthly at LIBOR plus 6.5%. At June 30, 2007, the interest rate on the equipment term loan was 11.82%. The equipment term loan is secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.
     At June 30, 2007, the outstanding balance of the real estate term loan was $14,389,000. The real estate term loan is payable in monthly principal installments of $61,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Additionally, if the balance outstanding on the real estate term loan is not reduced to $11,022,000 or less by December 31, 2007 (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on the Company’s subordinated debt may only be made if the unused availability under the Company’s revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. At June 30, 2007, interest on the real estate term loan was payable monthly at LIBOR plus 6.5% on $10,389,000 of the loan and the prime rate plus 8% on $4,000,000 of the loan. At June 30, 2007, the weighted average interest rate on the real estate term loan was 13.05%. Principal payments made on the real estate term loan are allocable first to the portion of the loan that bears interest at LIBOR plus 6.5% and then to the portion of the loan that bears interest at the prime rate plus 8%. The real estate term loan is secured by a first priority lien on the Company’s real estate and a second priority lien on substantially all of the Company’s other assets.
     The agreements governing the revolving line of credit and the secured term loans contain covenants that (1) require the Company to maintain a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum levels of fixed charge coverage, revenue, and EBITDA, (2) limit the Company’s capital expenditures to $5,500,000 and $6,000,000 per annum during the years ending December 31, 2007 and 2008, respectively, (3) limit the amount of new secured financing that the Company can incur for the purchase of plant and equipment to $2,500,000 during the term of the revolving line of credit, and (4) place certain other restrictions on the Company’s business and operations, including limitations on the sale of all or substantially all of its assets, the repurchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
     Senior Subordinated Notes
     The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company’s existing and future senior debt. The Company did not make the scheduled interest payments due on the Senior Subordinated Notes on November 1, 2006, and February 1 and May 1, 2007. On May 25, 2007, the Company entered into a six-month forbearance agreement with the holders of $25,428,000 aggregate principal amount of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Senior Subordinated Notes, or 74.4% of the Senior Subordinated Notes outstanding. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by affiliates of the Company or their relatives. As long as the forbearance agreement is in effect, the Company will not be required to make interest payments on the Senior Subordinated Notes and, the forbearing noteholders may not take any action to collect any past due interest payments. The Company agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the end of the forbearance period. At June 30, 2007, the accrued and unpaid interest on the Senior Subordinated Notes totaled $4,367,000.
     Junior Subordinated Note
     The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The holder of the Junior Subordinated Note has deferred the interest payments due on November 1, 2006, and February 1, May 1, August 1, and November 1, 2007, to February 1, 2008, and eliminated the cross-default provision contained in the Junior Subordinated Note. At June 30, 2007, the accrued and unpaid interest on the Junior Subordinated Note totaled $41,000.
     Series B Preferred Stock
     At June 30, 2007, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $658,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company did not make scheduled redemptions in the aggregate amount of $630,000 during the years 2000 through 2006, and the Company did not make the scheduled dividend payments on the Series B Preferred Stock on December 15, 2006, and March 15 and June 15, 2007, in the aggregate amount of $19,800.
     The Series B Preferred Stock is classified as debt in the consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”
     Fair Value of Financial Instruments
     The Company believes that, at June 30, 2007, the fair values of the loans outstanding under the revolving line of credit, the equipment term loan, and the real estate term loan approximated the principal amounts of such loans.
     Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to estimate the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Cash Interest Paid
     Cash interest paid during the six-month periods ended June 30, 2007 and 2006, including amounts allocated to discontinued operations, totaled $2,196,000 and $3,835,000, respectively.
Note 5 — Income Taxes
     At June 30, 2007, and December 31, 2006, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and six-month periods ended June 30, 2007 and 2006, consisted of estimated state income taxes payable.
Note 6 — Net Loss per Common Share
     The calculations of basic and diluted net loss per common share for the three-month and six-month periods ended June 30, 2007 and 2006, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company’s common stock were not dilutive. As a result, the weighted average number of outstanding common shares used in the calculation of net loss per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants. In addition, awards of restricted common stock issued under the Company’s 2005 Stock Award Plan are not considered outstanding common shares for purposes of the calculation of basic or diluted net income or loss per share of common stock until such shares vest.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Numerator — Net loss:

Continuing operations	$(1,305)	$(1,033)	$(2,220)	$(1,363)
Discontinued operations	(56)	(69)	(58)	(139)

Net loss	$(1,361)	$(1,102)	$(2,278)	$(1,502)

Denominator — Weighted average shares outstanding	4,952	4,942	4,947	4,937

Basic and diluted net loss per share of common stock:

Continuing operations	$(0.26)	$(0.21)	$(0.45)	$(0.27)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)

Net loss	$(0.27)	$(0.22)	$(0.46)	$(0.30)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for the three-month and six-month periods ended June 30, 2007 and 2006, is summarized below (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net sales by segment:
Rubber Group	$20,213	$21,070	$39,389	$42,779
Metals Group	3,565	3,369	6,919	6,458

Total net sales	$23,778	$24,439	$46,308	$49,237

Net sales by product line:
Automotive	$19,096	$20,740	$36,640	$41,776
Medical	3,813	2,825	7,845	5,669
Industrial	259	221	452	443
Other	610	653	1,371	1,349

Total net sales	$23,778	$24,439	$46,308	$49,237

Income (loss) from operations:
Rubber Group	$2,445	$2,445	$4,519	$5,321
Metals Group	13	(235)	(13)	(509)

Subtotal	2,458	2,210	4,506	4,812
Corporate Office	(949)	(638)	(1,712)	(1,277)

Total income from operations	$1,509	$1,572	$2,794	$3,535

Depreciation and amortization (1):
Rubber Group	$1,474	$1,639	$2,978	$3,271
Metals Group	172	203	350	427

Subtotal	1,646	1,842	3,328	3,698
Corporate Office	5	4	8	13

Total depreciation and amortization	$1,651	$1,846	$3,336	$3,711

Capital expenditures (2):
Rubber Group	$603	$711	$1,233	$1,006
Metals Group	68	288	266	351

Subtotal	671	999	1,499	1,357
Corporate Office	6	—	56	—

Total capital expenditures	$677	$999	$1,555	$1,357

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued from previous page)

	June 30,	December 31,
	2007	2006
Assets:
Rubber Group	$48,179	$45,056
Metals Group	8,675	7,381

Subtotal	56,854	52,437
Corporate Office	2,044	484
Discontinued operations	1,499	1,519

Total assets	$60,397	$54,440

(1)	Excludes amortization and write-off of deferred financing expenses, which totaled $182,000 and $611,000 during the three-month periods ended June 30, 2007 and 2006, respectively, and $182,000 and $969,000 during the six-month periods ended June 30, 2007 and 2006, respectively. Amortization and write-off of deferred financing expenses is included in interest expense in the consolidated financial statements.

(2)	Capital expenditures during the six-month period ended June 30, 2007, include $28,000 of equipment purchased under capitalized lease obligations. Capital expenditures during the three-month and six-month periods ended June 30, 2006, include $157,000 of equipment acquired with seller financing.
Note 8 — Discontinued Operations
     The results of operations, assets, liabilities, and cash flows of the Company’s former die casting division have been classified as discontinued operations in the consolidated financial statements. In accordance with Financial Accounting Standards Board Emerging Issue Task Force Abstract No. 87-24, “Allocation of Interest to Discontinued Operations” (“EITF 87-24”), the Company has allocated interest to discontinued operations based on the amount and the terms of the debt that was or will be required to be repaid using management’s estimate of the proceeds realized or to be realized on the actual or possible sale of assets of discontinued operations. No allocation was made to discontinued operations for any other interest or for any Corporate Office expenses. The following table summarizes financial data of discontinued operations for the three-month and six-month periods ended June 30, 2007 and 2006 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Net sales	$—	$—	$—	$—

Income (loss) from operations	$(14)	$(23)	$26	$(45)
Allocated interest expense	42	46	84	94

Loss before income taxes	(56)	(69)	(58)	(139)
Income tax provision	—	—	—	—

Loss from discontinued operations	$(56)	$(69)	$(58)	$(139)

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
     For additional discussion about risks and uncertainties that may affect our business, please refer to “Risk Factors” in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2006, and Part II, Item IA of this Form 10-Q.

     Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.
Results of Operations — Second Quarter of 2007 Versus Second Quarter of 2006
     The following table sets forth our consolidated operating results for the three-month periods ended June 30, 2007 and 2006, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash used by our operating activities for those periods. Also included in the table are the net cash flows provided or used by our investing activities and financing activities. (Dollar amounts are in thousands.)

	Three Months Ended June 30
	2007		2006

Net sales	$23,778	100.0%	$24,439	100.0%

Cost of sales	20,202	85.0	21,028	86.0

Gross profit	3,576	15.0	3,411	14.0

Selling and administrative expenses	2,067	8.7	1,839	7.5

Income from operations	1,509	6.3	1,572	6.4

Interest expense	(2,799)	(11.8)	(2,590)	(10.6)

Loss before income taxes	(1,290)	(5.4)	(1,018)	(4.2)

Income tax provision	15	0.1	15	—

Loss from continuing operations	(1,305)	(5.5)	(1,033)	(4.2)

Add back:
Depreciation and amortization (1)	1,651	6.9	1,846	7.6
Interest expense	2,799	11.8	2,590	10.6
Income tax provision	15	0.1	15	—

EBITDA (2)	$3,160	13.3%	$3,418	14.0%

(continued on next page)

(continued from previous page)

	Three Months Ended June 30
	2007		2006
EBITDA (2)	$3,160	13.3%	$3,418	14.0%

Adjustments to reconcile EBITDA to net cash used by operating activities:
Income tax provision	(15)	(0.1)	(15)	—
Interest expense	(2,799)	(11.8)	(2,590)	(10.6)
Amortization and write-off of deferred financing expenses included in interest	182	0.8	611	2.5
Net change in operating assets and liabilities	(901)	(3.8)	(1,513)	(6.2)

Net cash used by operating activities (3)	$(373)	(1.6)%	$(89)	(0.3)%

Net cash used by investing activities (3)	$(701)	(2.9)%	$(844)	(3.5)%

Net cash provided by financing activities (3)	$1,100	4.6%	$1,572	6.4%

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $182,000 and $611,000 during the three-month periods ended June 30, 2007 and 2006, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with GAAP. We have presented EBITDA here and elsewhere in this Form 10-Q because (a) we believe that this measure enhances the ability of our investors to evaluate our ability to satisfy our interest and principal obligations with respect to our outstanding indebtedness, (b) in addition, management uses EBITDA as a supplemental measure to evaluate the operating performance of our business and believes that it provides a useful measure for comparing period to period performance among our business units because it does not include period to period fluctuations in taxes, interest costs, costs associated capital investments, and other non-operating items, and (c) because in certain financial covenants our secured credit agreements are calculated using variations of EBITDA. Nevertheless, EBITDA has material limitations when used as a measurement of performance, including the following:
•	EBITDA excludes interest and tax payments; an investor may not see that both represent a reduction in cash available to us, in addition, we may, for legal and economic reasons, be forced to divert funds for other purposes, which may prevent us from satisfying our principal and interest obligations;

•	EBITDA excludes depreciation and amortization; although these are both non-cash items, they represent the devaluation of assets that produce revenue for us and EBITDA does not reflect the capital expenditures required for the replacement of these assets; and

•	EBITDA does not reflect cash provided or used as a result of changes in our working capital.
(continued on next page)

(continued from prior page)
Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies, including companies in our industry; as the number of differences in the definition of EBITDA increases, the usefulness of EBITDA as a comparative measure decreases.

The definition of EBITDA used here is different from the definition of EBITDA used to calculate compliance with the financial covenants in our secured loan agreements.

To compensate for these limitations we rely on our GAAP results and measures to compensate for the shortcomings of EBITDA as a financial measure. For example, we review gross profit and operating profit in dollars and as a percentage of net sales. In addition, we typically use operating profit expressed as a percentage of net sales to set pricing on the components we sell.

(3)	Net cash provided by operating activities, investing activities, and financing activities is calculated in accordance with U.S. generally accepted accounting principles.
     Our net sales for the second quarter of 2007 were $23,778,000, compared to net sales of $24,439,000 for the second quarter of 2006, a decrease of $661,000 or 2.7%. The decrease in net sales was principally a result of decreased unit sales of automotive components offset, in part, by increased unit sales of medical components. Net sales by product line for the three-month periods ended on June 30, 2007 and 2006, are set forth below (dollar amounts in thousands):

	Three Months Ended June 30
	2007		2006
Automotive	$19,096	80.3%	$20,740	84.9%

Medical	3,813	16.0	2,825	11.5

Industrial	259	1.1	221	0.9

Other	610	2.6	653	2.7

Total net sales	$23,778	100.0%	$24,439	100.0%

EBITDA for the second quarter of 2007 was $3,160,000, or 13.3% of net sales, compared to EBITDA of $3,418,000, or 14.0% of net sales, for the second quarter of 2006. Administrative expenses for the second quarter of 2007 included $357,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our secured debt and Senior Subordinated Notes as more fully discussed in the section titled “Liquidity” in this Part 1, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended June 30, 2007 and 2006.
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

     The following table sets forth the operating results of the Rubber Group for the three-month periods ended June 30, 2007 and 2006, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended June 30
	2007		2006
Net sales	$20,213	100.0%	$21,070	100.0%

Cost of sales	16,794	83.1	17,597	83.5

Gross profit	3,419	16.9	3,473	16.5

Selling and administrative expenses	974	4.8	1,028	4.9

Income from operations	2,445	12.1	2,445	11.6

Add back: depreciation and amortization	1,474	7.3	1,639	7.8

EBITDA	$3,919	19.4%	$4,084	19.4%

     During the second quarter of 2007, total net sales of the Rubber Group decreased by $857,000, or 4.1%, compared to the second quarter of 2006. Net sales to automotive customers decreased by $1,820,000, or 10.2%, to $16,053,000, net sales to medical device manufacturers increased by $988,000, or 35.0%, to $3,813,000, and all other net sales decreased by $25,000, or 6.7%, to $347,000.
     The decrease in net sales to automotive customers was primarily due to (1) decreased unit sales of connector seals for automotive wire harnesses and components for use in automotive computer control modules, which we believe resulted primarily from production cutbacks by Detroit-based automakers, (2) reduced unit sales to original equipment manufacturers of insulators for automotive ignition-wire sets due to production cutbacks by Detroit-based automakers and the loss of certain parts to competitors, (3) reduced unit sales to manufacturers of aftermarket insulators for automotive ignition-wire sets, and (4) price reductions on certain components. Sales to medical device manufacturers increased primarily because of the roll out of components to a significant new customer.
     Cost of sales as a percentage of net sales decreased to 83.1% of net sales during the second quarter of 2007, compared to 83.5% of net sales during the second quarter of 2006, primarily due to improved product mix and lower depreciation and amortization expense.
     Selling and administrative expenses of the Rubber Group expressed as a percentage of net sales decreased to 4.8% of net sales during the second quarter of 2007, compared to 4.9% during the second quarter of 2006.
     During the second quarter of 2007, income from operations totaled $2,445,000, unchanged when compared to the second quarter of 2006. EBITDA for the second quarter of 2007 was $3,919,000, or 19.4% of net sales, compared to $4,084,000, or 19.4% of net sales, for the second quarter of 2006.

     Metals Group
     The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the three-month periods ended June 30, 2007 and 2006, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended June 30
	2007		2006

Net sales	$3,565	100.0%	$3,369	100.0%

Cost of sales	3,408	95.6	3,431	101.8

Gross profit (loss)	157	4.4	(62)	(1.8)

Selling and administrative expenses	144	4.0	173	5.1

Income (loss) from operations	13	0.4	(235)	(7.0)

Add back: depreciation and amortization	172	4.8	203	6.0

EBITDA	$185	5.2%	$(32)	(0.9)%

     During the second quarter of 2007, net sales of the Metals Group increased by $196,000, or 5.8%, compared to the second quarter of 2006, primarily as a result of sales to three new automotive customers, offset, in part, by reduced sales of components to existing customers.
     Cost of sales as a percentage of net sales decreased to 95.6% during the second quarter of 2007 from 101.8% during the second quarter of 2006, primarily because of (1) improved production efficiencies, (2) lower depreciation expense, and (3) reduced material costs as a percentage of net sales.
     During the second quarter of 2007, selling and administrative expenses decreased to $144,000 from $173,000 during the second quarter of 2006, primarily because of a reduction in salaried headcount.
     During the second quarter of 2007, income from operations was $13,000, compared to a loss from operations of $235,000 during the second quarter of 2006. EBITDA for the second quarter of 2007 was positive $185,000, compared to negative $32,000 for the second quarter of 2006.
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

     The following table sets forth the operating results of the Corporate Office for the three-month periods ended June 30, 2007 and 2006, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	June 30
	2007	2006

Loss from operations	$(949)	$(638)

Add back: depreciation and amortization (1)	5	4

EBITDA	$(944)	$(634)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $182,000 and $611,000 during the second quarters of 2007 and 2006, respectively, which is included in interest expense in the consolidated financial statements.
     During the second quarter of 2007, corporate administrative expenses increased by $311,000, compared to the second quarter of 2006, because we incurred expenses of $357,000 in connection with our efforts to refinance, restructure, or repay our secured debt and Senior Subordinated Notes as more fully discussed in the section titled “Liquidity” in this Part 1, Item 2.
     Interest Expense
     During the second quarters of 2007 and 2006, interest expense (excluding interest expense of $42,000 and $46,000, respectively, allocated to discontinued operations) totaled $2,799,000 and $2,590,000, respectively, which included the amortization and write-off of deferred financing expenses of $182,000 and $611,000, respectively. Effective December 31, 2006, we wrote off the then-remaining balance of unamortized deferred financing expense in the amount of $1,829,000. Excluding deferred financing expenses, interest expense during the second quarter of 2007 increased compared to the second quarter of 2006 because:
1.	We incurred $196,000 of default interest expense on our secured debt;

2.	We incurred $82,000 of interest expense on the interest payments that we failed to make on November 1, 2006, and February 1 and May 1, 2007;

3.	We incurred $374,000 of additional interest expense on our Senior Subordinated Notes and on the quarterly interest payments that we failed to make on November 1, 2006, and February 1 and May 1, 2007, because the interest rate on the notes increased from 12% to 16% effective March 9, 2007; and

4.	The average amount of interest-bearing debt outstanding, excluding the quarterly interest payments on our Senior Subordinated Notes that we failed to make on November 1, 2006, and February 1 and May 1, 2007, increased to $73,977,000 in the second quarter of 2007, compared to $69,292,000 in the second quarter of 2006.

     Income Tax Provision
     At June 30, 2007, and December 31, 2006, our net deferred tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended June 30, 2007 and 2006, consisted of estimated state income taxes.
Results of Operations — First Six Months of 2007 Versus First Six Months of 2006
     The following table sets forth our consolidated operating results for the six-month periods ended June 30, 2007 and 2006, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash provided or used by our operating activities for those periods. Also included in the table are the net cash flows provided or used by our investing activities and financing activities. (Dollar amounts are in thousands.)

	Six Months Ended June 30
	2007		2006

Net sales	$46,308	100.0%	$49,237	100.0%

Cost of sales	39,679	85.7	42,087	85.5

Gross profit	6,629	14.3	7,150	14.5

Selling and administrative expenses	3,835	8.3	3,615	7.3

Income from operations	2,794	6.0	3,535	7.2

Interest expense	(4,984)	(10.7)	(4,868)	(9.9)

Loss before income taxes	(2,190)	(4.7)	(1,333)	(2.7)

Income tax provision	30	0.1	30	0.1

Loss from continuing operations	(2,220)	(4.8)	(1,363)	(2.8)

Add back:
Depreciation and amortization (1)	3,336	7.2	3,711	7.5
Interest expense	4,984	10.7	4,868	9.9
Income tax provision	30	0.1	30	0.1

EBITDA (2)	$6,130	13.2%	$7,246	14.7%

(continued on next page)

(continued from previous page)

	Six Months Ended June 30
	2007		2006

EBITDA (2)	$6,130	13.2%	$7,246	14.7%

Adjustments to reconcile EBITDA to net cash provided (used) by operating activities:
Income tax provision	(30)	(0.1)	(30)	(0.1)
Interest expense	(4,984)	(10.7)	(4,868)	(9.9)
Amortization and write-off of deferred financing expenses included in interest	182	0.4	969	2.0
Net change in operating assets and liabilities	(2,751)	(5.9)	(3,293)	(6.7)

Net cash provided (used) by operating activities (3)	$(1,453)	(3.1)%	$24	—%

Net cash used by investing activities (3)	$(1,597)	(3.4)%	$(1,196)	(2.4)%

Net cash provided by financing activities (3)	$3,931	8.5%	$1,883	3.8%

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $182,000 and $969,000 during the six-month periods ended June 30, 2007 and 2006, respectively, and which is included in interest expense in the consolidated financial statements.
(2)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with GAAP. We have presented EBITDA here and elsewhere in this Form 10-Q because (a) we believe that this measure enhances the ability of our investors to evaluate our ability to satisfy our interest and principal obligations with respect to our outstanding indebtedness, (b) in addition, management uses EBITDA as a supplemental measure to evaluate the operating performance of our business and believes that it provides a useful measure for comparing period to period performance among our business units because it does not include period to period fluctuations in taxes, interest costs, costs associated capital investments, and other non-operating items, and (c) because in certain financial covenants our secured credit agreements are calculated using variations of EBITDA. Nevertheless, EBITDA has material limitations when used as a measurement of performance including the following:
•	EBITDA excludes interest and tax payments; an investor may not see that both represent a reduction in cash available to us, in addition, we may, for legal and economic reasons, be forced to divert funds for other purposes, which may prevent us from satisfying our principal and interest obligations;

•	EBITDA excludes depreciation and amortization; although these are both non-cash items, they represent the devaluation of assets that produce revenue for us and EBITDA does not reflect the capital expenditures required for the replacement of these assets; and

•	EBITDA does not reflect cash provided or used as a result of changes in our working capital.
(continued on next page)

(continued from previous page)
Our definition of EBITDA may not be the same definition of EBITDA as the definition of EBITDA used by other companies, including companies in our industry; as the number of differences in the definition of EBITDA increases, the usefulness of EBITDA as a comparative measure decreases.

The definition of EBITDA used here is different from the definition of EBITDA used to calculate compliance with the financial covenants in our secured loan agreements.

To compensate for these limitations we rely on our GAAP results and measures to compensate for the shortcomings of EBITDA as a financial measure. For example, we review gross profit and operating profit in dollars and as a percentage of net sales. In addition, we typically use operating profit expressed as a percentage of net sales to set pricing on the components we sell.

(3)	For detail of net cash provided by operating activities, investing activities, and financing activities, please refer to the consolidated statements of cash flows in Part I, Item 2.
     Our net sales for the first half of 2007 were $46,308,000, compared to net sales of $49,237,000 for the first half of 2006, a decrease of $2,929,000 or 5.9%. The decrease in net sales was principally a result of decreased unit sales of automotive components offset, in part, by increased unit sales of medical components. Net sales by product line for the six-month periods ended on June 30, 2007 and 2006, are set forth below (dollar amounts in thousands):

	Six Months Ended June 30
	2007		2006

Automotive	$36,640	79.1%	$41,776	84.9%

Medical	7,845	16.9	5,669	11.5

Industrial	452	1.0	443	0.9

Other	1,371	3.0	1,349	2.7

Total net sales	$46,308	100.0%	$49,237	100.0%

EBITDA for the first half of 2007 was $6,130,000, or 13.2% of net sales, compared to EBITDA of $7,246,000, or 14.7% of net sales, for the first half of 2006. Administrative expenses for the first half of 2007, included $542,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our secured debt and Senior Subordinated Notes as more fully discussed in the section titled “Liquidity” in this Part 1, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the six-month periods ended June 30, 2007 and 2006.
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

     The following table sets forth the operating results of the Rubber Group for the six-month periods ended June 30, 2007 and 2006, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended June 30
	2007		2006

Net sales	$39,389	100.0%	$42,779	100.0%

Cost of sales	33,009	83.8	35,506	83.0

Gross profit	6,380	16.2	7,273	17.0

Selling and administrative expenses	1,861	4.7	1,952	4.6

Income from operations	4,519	11.5	5,321	12.4

Add back: depreciation and amortization	2,978	7.5	3,271	7.6

EBITDA	$7,497	19.0%	$8,592	20.0%

     During the first half of 2007, total net sales of the Rubber Group decreased by $3,390,000, or 7.9%, compared to the first half of 2006. Net sales to automotive customers decreased by $5,640,000, or 15.5%, to $30,824,000, net sales to medical device manufacturers increased by $2,176,000, or 38.4%, to $7,845,000, and all other net sales increased by $74,000, or 11.5%, to $720,000.
     The decrease in net sales to automotive customers was primarily due to (1) decreased unit sales of connector seals for automotive wire harnesses and components for use in automotive computer control modules, which we believe resulted primarily from production cutbacks by Detroit-based automakers, (2) reduced unit sales to original equipment manufacturers of insulators for automotive ignition-wire sets due to production cutbacks by Detroit-based automakers and the obsolescence of certain parts, offset, in part, by the roll out of new components, (3) reduced unit sales to manufacturers of aftermarket insulators for automotive ignition-wire sets, and (4) price reductions on certain components. Sales to medical device manufacturers increased primarily because of the roll out of components to a significant new customer.
     Cost of sales as a percentage of net sales increased to 83.8% of net sales during the first half of 2007, compared to 83.0% of net sales during the first half of 2006, primarily due to underabsorption of fixed or partially fixed manufacturing overhead during a period of reduced sales volume, which was partially offset by lower depreciation and amortization expense.
     Selling and administrative expenses of the Rubber Group expressed as a percentage of net sales increased to 4.7% during the first half of 2007, compared to 4.6% during the first half of 2006.
     During the first half of 2007, income from operations totaled $4,519,000, a decrease of $802,000, or 15.1%, compared to the first half of 2006. EBITDA for the first half of 2007 was $7,497,000, or 19.0% of net sales, compared to $8,592,000, or 20.0% of net sales, for the first half of 2006.

     Metals Group
     The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the six-month periods ended June 30, 2007 and 2006, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended June 30
	2007		2006

Net sales	$6,919	100.0%	$6,458	100.0%

Cost of sales	6,670	96.4	6,581	101.9

Gross profit (loss)	249	3.6	(123)	(1.9)

Selling and administrative expenses	262	3.8	386	6.0

Loss from operations	(13)	(0.2)	(509)	(7.9)

Add back: depreciation and amortization	350	5.1	427	6.6

EBITDA	$337	4.9%	$(82)	(1.3)%

     During the first half of 2007, net sales of the Metals Group increased by $461,000, or 7.1%, compared to the first half of 2006, primarily as a result of sales to three new automotive customers, offset, in part, by reduced sales of components to other existing customers.
     Cost of sales as a percentage of net sales decreased to 96.4% during the first half of 2007 from 101.9% during the first half of 2006, primarily because of (1) improved production efficiencies, (2) lower depreciation expense, and (3) reduced material costs as a percentage of net sales.
     During the first half of 2007, selling and administrative expenses decreased to $262,000 from $386,000 during the first half of 2006, primarily because of a reduction in salaried headcount.
     During the first half of 2007, the loss from operations was $13,000, compared to a loss from operations of $509,000 during the first half of 2006. EBITDA for the first half of 2007 was $337,000, compared to negative $82,000 for the first half of 2006.
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

     The following table sets forth the operating results of the Corporate Office for the six-month periods ended June 30, 2007 and 2006, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended
	June 30
	2007	2006

Loss from operations	$(1,712)	$(1,277)

Add back: depreciation and amortization (1)	8	13

EBITDA	$(1,704)	$(1,264)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $182,000 and $969,000 during the six-month periods ended June 30, 2006 and 2007, respectively, which is included in interest expense in the consolidated financial statements.
     During the first half of 2007, corporate administrative expenses increased by $435,000, compared to the first half of 2006, because we incurred expenses of $542,000 in connection with our efforts to refinance, restructure, or repay our secured debt and Senior Subordinated Notes as more fully discussed in the section titled “Liquidity” in this Part 1, Item 2.
     Interest Expense
     During the first halves of 2007 and 2006, interest expense (excluding interest expense of $84,000 and $94,000, respectively, allocated to discontinued operations) totaled $4,984,000 and $4,868,000, respectively, which included the amortization and write-off of deferred financing expenses of $182,000 and $969,000, respectively. Effective December 31, 2006, we wrote off the then remaining balance of unamortized deferred financing expense in the amount of $1,829,000. Excluding deferred financing expenses, interest expense during the first half of 2007 increased compared to the first half of 2006 because:
1.	We incurred $319,000 of default interest expense on our secured debt;

2.	We incurred $133,000 of interest expense on the interest payments that we failed to make on November 1, 2006, and February 1 and May 1, 2007;

3.	We incurred $463,000 of additional interest expense on our Senior Subordinated Notes and on the quarterly interest payments that we failed to make on November 1, 2006, and February 1 and May 1, 2007, because the interest rate on the notes increased from 12% to 16% effective March 9, 2007; and

4.	The average amount of interest-bearing debt outstanding, excluding the quarterly interest payments on our Senior Subordinated Notes that we failed to make on November 1, 2006, and February 1 and May 1, 2007, increased to $72,898,000 in the first half of 2007, compared to $68,460,000 in the first half of 2006.

     Income Tax Provision
     At June 30, 2007, and December 31, 2006, our net deferred tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the six-month periods ended June 30, 2007 and 2006, consisted of estimated state income taxes.
Liquidity and Capital Resources
     Operating Activities
     During the first half of 2007, operating activities of our continuing operations used net cash of $1,453,000. Accounts receivable increased by $5,680,000 during the first half of 2007, primarily because our net sales during May and June of 2007 were substantially higher than our net sales during November and December of 2006, and several large payments related to April 2007 billings that were due on or before June 30, 2007, were received in the first two weeks of July. Inventories increased by $684,000, or 7.8%, primarily due to increased production levels. Accrued expenses increased by $650,000, primarily as a result of the timing of certain payments and the accrual, during May 2007, of the 1% fee due to our secured lenders for entering into the forbearance agreement discussed in more detail below. Accrued interest expense increased by $2,689,000 because of additional accruals of interest on our Senior Subordinated Notes and Junior Subordinated Notes.
     Investing Activities
     During the first half of 2007, our investing activities used net cash of $1,597,000. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $1,233,000, $266,000, and $56,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group included $28,000 of equipment purchased under capitalized lease obligations. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $2,337,000, $611,000, and $56,000, respectively, for the year ending December 31, 2007.
     Financing Activities
     During the first half of 2007, our financing activities provided net cash of $3,931,000 due to additional borrowings. We used $1,615,000 of cash to make scheduled principal payments on our equipment and real estate term loans, $39,000 of cash to repay other debt, and $714,000 of cash to fund capitalized financing expenses that were incurred in connection with our efforts to restructure, refinance, or repay or secured debt and Senior Subordinated Notes. The capitalized financing expenses are being amortized over the terms of the two forbearance agreements discussed in more detail below.
     Liquidity
     During the third and fourth quarters of 2006, we experienced a significant decrease in sales of automotive components. We believe that this reduction was primarily a result of production cutbacks by the Detroit-based automakers and resultant production cutbacks and inventory adjustments by our customers, who are primarily tier-one suppliers to automobile manufacturers. Although we reduced expenses in an effort to offset the impact of the lower sales, our operating profit and cash flow during the second half of 2006 were adversely affected, as was the availability under our revolving line of credit. During the first half of 2007, we began to see an improvement in automotive volumes, although sales were lower than the first half of 2006. Net sales for the first half of 2007 increased by $7,644,000, or

19.8%, compared to the second half of 2006. We expect sales to automotive customers to continue to improve marginally during the remainder of 2007.
     We did not make the scheduled interest payments due on our Senior Subordinated Notes on November 1, 2006, and February 1 and May 1, 2007. On May 25, 2007, we entered into a six-month forbearance agreement with certain holders of the Senior Subordinated Notes, holding $25,428,000 aggregate principal amount, or 74.4% of the Senior Subordinated Notes outstanding. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by affiliates of ours or their relatives. As long as the forbearance agreement is in effect, we will not be required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders may not take any action to collect any past due interest payments. We agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the end of the forbearance period. As of June 30, 2007, the accrued and unpaid interest on our Senior Subordinated Notes totaled $4,367,000.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our secured debt. Additionally, we were not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. Effective May 25, 2007, we entered into a 120-day forbearance agreement with the secured lenders. The forbearance agreement provides that the secured lenders will take no action, during the forbearance period, to accelerate or collect their loans as a result of any existing default or cross-default. The forbearance agreement modifies certain of the financial covenants effective March 31, 2007, through the end of the forbearance period. The 120-day forbearance period can be extended by 30 days or 60 days in certain circumstances. We are in compliance with all financial covenants, as modified. We have remained current on all principal and interest payments owed to the secured lenders.
     During the concurrent forbearance periods, we are pursuing all available strategic alternatives to satisfy our outstanding indebtedness, including the refinancing of our indebtedness and the sale of our Rubber Group. We have retained W. Y. Campbell and Company to assist us in these efforts.
     The financial covenants contained in our revolving line of credit and our secured term loans as revised by the terms of the forbearance agreement with our secured lenders are as set forth below. At the end of the forbearance period the financial covenants will revert back to those in effect before the forbearance agreement became effective. For the purpose of determining compliance with the covenants set forth below certain expenses are excluded from the determination of EBITDA. Please refer to the financing documents for definitions of capitalized terms.
1.	Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is calculated by dividing consolidated EBITDA, less Unfinanced Capital Expenditures, by consolidated Fixed Charges, and is required to be not less than 0.85 to 1.0 for the three- and four-month periods ended May 31 and June 30, 2007, respectively; not less than 0.75 to 1.0 for the five-, six-, and seven-month periods ending July 31, August 31 and September 30, 2007, respectively; and not less than 0.85 to 1.0 for each period commencing March 1, 2007, and ending on the last day of each month following September 30, 2007, until the forbearance period terminates. At June 30, 2007, our Fixed Charge Coverage Ratio was 1.42 to 1.00.

2.	Leverage Ratio. The Leverage Ratio is calculated by dividing Senior Debt by consolidated EBITDA and is required to be not more than 3.5 to 1.0 for the three- and four-month periods ended May 31 and June 30, 2007, respectively; not more than 3.75 to 1.0 for the five-, six-, and seven-month periods ending July 31, August 31 and September 30, 2007, respectively; and not more than 3.5 to 1.0 for each period commencing March 1, 2007, and ending on the last day of each month following September 30, 2007, until the forbearance period terminates. At June 30, 2007, our Leverage Ratio was 2.52 to 1.0.

3.	Minimum Revenue. Revenue is required to be not less than specified amounts on a cumulative basis starting on March 1, 2007, through the last day of each month from May 2007 through the end of the forbearance period. At June 30, 2007, our cumulative revenue exceeded the minimum revenue requirement of $27,019,000 by $4,760,000.

4.	Minimum EBITDA. EBITDA is required to be not less than specified amounts on a cumulative basis starting on March 1, 2007, through the last day of each month from May 2007 through the end of the forbearance period. At June 30, 2007, our cumulative EBITDA exceeded the minimum cumulative EBITDA requirement of $3,730,000 by $1,107,000.
     Although we cannot assure you, we currently believe that, during the forbearance periods, we will be able to restructure, refinance, or repay our secured debt and Senior Subordinated Notes and thereby remedy the defaults currently existing on the secured debt and Senior Subordinated Notes. If we are unable to restructure, refinance, or repay our secured debt and Senior Subordinated Notes during the forbearance periods and we are unable to extend the forbearance periods, we likely would seek protection under chapter 11 of the federal Bankruptcy Code in order to permit us to continue to operate our business in an orderly fashion until a restructuring and/or refinancing of our indebtedness could be consummated.
     Our consolidated financial statements have been presented on a “going concern basis,” as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to restructure, refinance, or repay our secured debt and Senior Subordinated Notes is subject to risks and uncertainties. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.
     During the second quarter of 2007, consolidated EBITDA totaled $3,160,000. The Rubber Group reported EBITDA of $3,919,000, or 19.4% of net sales, the Metals Group reported EBITDA of $185,000, or 5.2% of net sales, and the Corporate Office recorded negative EBITDA of $944,000, which included $357,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our secured debt and Senior Subordinated Notes.
     During the first half of 2007, consolidated EBITDA totaled $6,130,000. The Rubber Group reported EBITDA of $7,497,000, or 19.0% of net sales, the Metals Group reported EBITDA of $337,000, or 4.9% of net sales, and the Corporate Office recorded negative EBITDA of $1,704,000, which included $542,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our secured debt and Senior Subordinated Notes.
     For the third quarter, we project that the EBITDA of the Rubber Group will be approximately $4,100,000, or 20% of net sales, and that EBITDA of the Metals Group will be approximately $230,000, or 5% of net sales. We also project that consolidated EBITDA for all of 2007, excluding expenses incurred in connection with our efforts to restructure, refinance, or repay our secured debt and Senior Subordinated Notes, will be approximately $15,000,000.

     At June 30, 2007, our aggregate indebtedness was $78,054,000, (which includes $3,273,000 of past due interest payments) compared to $71,132,000 at December 31, 2006 (which includes $1,025,000 of past due interest payments).
     At June 30, 2007, we had outstanding loans of $14,668,000 and reimbursement obligations with respect to letters of credit of $1,031,000 under our revolving line of credit. At June 30, 2007, unused availability under our revolving line of credit and cash on hand totaled $1,921,000. Under the revolving line of credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) 65% of eligible inventories, minus (3) $500,000. Loans under the revolving line of credit bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.75%. At June 30, 2007, the interest rate on loans outstanding under the revolving line of credit was 10.07%. Our obligations under the revolving line of credit are secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.
     At June 30, 2007, the outstanding balance of the equipment term loan was $10,417,000. The equipment term loan is payable in monthly principal installments of $208,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Interest on the equipment term loan is payable monthly at LIBOR, plus 6.5%. At June 30, 2007, the interest rate on the equipment term loan was 11.82%. The equipment term loan is secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.
     At June 30, 2007, the outstanding balance of the real estate term loan was $14,389,000. The real estate term loan is payable in monthly principal installments of $61,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. If the balance outstanding on the real estate term loan is not reduced to $11,022,000 or less by December 31, 2007 (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on our subordinated debt may only be made if the unused availability under our revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. At June 30, 2007, interest on the real estate term loan was payable monthly at LIBOR plus 6.5% on $10,389,000 of the loan and the prime rate plus 8% on $4,000,000 of the loan. At June 30, 2007, the weighted average interest rate on the real estate term loan was 13.05%. Principal payments made on the real estate term loan are allocable first to the portion of the loan that bears interest at LIBOR plus 6.5% and then to the portion of the loan that bears interest at the prime rate plus 8%. The real estate term loan is secured by a first priority lien on our real estate and a second priority lien on substantially all of our other assets.
     In addition to the financial covenants discussed above, the agreements that govern our revolving line of credit and secured term loans contain covenants that (1) limit our capital expenditures to $5,500,000 and $6,000,000 per annum during the years ending December 31, 2007 and 2008, respectively, (2) limit the amount of new secured financing we can incur for the purchase of plant and equipment to $2,500,000 during the term of the secured financing, and (3) place certain other restrictions on our business and operations, including limitations on the sale of all or substantially all of our assets, the repurchase of common stock, the redemption of preferred stock, and the payment of cash dividends.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.
     At June 30, 2007, we had outstanding $39,474,000 of floating-rate debt at interest rates equal to either LIBOR plus 4.75%, LIBOR plus 6.5%, or the prime rate plus 8%.
     At June 30, 2007, we had outstanding $35,307,000 of fixed-rate debt with a weighted-average interest rate of 15.7%.
     In the absence of a restructuring, refinancing, or repayment of our secured debt and Senior Subordinated Notes, and excluding the amortization of capitalized financing expenses, we currently estimate that our monthly interest expense during the second half of 2007 will be approximately $880,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $30,000.
     For further information about our indebtedness, please refer to Note 4, “Debt,” to our consolidated financial statements in Part I, Item 1.
Item 4T. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of its operating divisions, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, was accumulated and communicated to the Company’s management, including its Chairman of the Board, President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
     The first risk factor in our Annual Report on Form 10-K for the period ended December 31, 2006, is replaced in its entirety by the following:
The Company Must Refinance its Secured Debt and its Senior Subordinated Notes or Undertake a Sale of the Rubber Group or of the Company.
     We are currently in default of our secured debt and our Senior Subordinated Notes and have entered into forbearance agreements with the secured lenders and holders of 74.5% of the Senior Subordinated Notes outstanding. The forbearance agreements are intended to allow us to attempt to remedy, in an orderly fashion, the defaults and cross-defaults that now exist on our secured debt and Senior Subordinated Notes. During the concurrent forbearance periods, we are pursuing all available strategic alternatives to satisfy our outstanding debt, including the refinancing of our indebtedness and the sale of our Rubber Group. We have retained W.Y. Campbell and Company to assist us in these efforts. If we are unable to consummate any of these measures in the forbearance periods and the forbearance periods are not extended, we may seek protection under chapter 11 of the federal Bankruptcy Code in order to permit us to continue to operate our business in an orderly fashion until a restructuring of our secured debt and Senior Subordinated Notes can be consummated. Our consolidated financial statements have been presented on a “going concern basis,” as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to restructure, refinance, or repay our secured debt and Senior Subordinated Notes is subject to risks and uncertainties. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect theses risks and uncertainties.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     We did not make the scheduled interest payments due on our Senior Subordinated Notes on November 1, 2006, and February 1 and May 1, 2007. On May 25, 2007, we entered into a six-month forbearance agreement with certain holders of the Senior Subordinated Notes, holding $25,428,000 aggregate principal amount, or 74.4% of the Senior Subordinated Notes outstanding. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by affiliates of ours or their relatives. As long as the forbearance agreement is in effect, we will not be required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders may not take any action to collect any past due interest payments. We agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the end of the forbearance period. As of June 30, 2007, the accrued and unpaid interest on our Senior Subordinated Notes totaled $4,367,000.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our secured debt. Additionally, we were not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. Effective May 25, 2007, we entered into a 120-day forbearance agreement with the secured lenders. The forbearance agreement provides that the secured lenders will take no action, during the forbearance period, to accelerate or collect their loans as a result of any existing default or cross-default. The forbearance agreement modifies certain of the financial covenants effective March 31, 2007, through the end of the forbearance period. The 120-day forbearance period can be extended by 30 days or 60 days in certain circumstances. We are in compliance with all financial covenants, as modified. We have remained current on all principal and interest payments owed to the secured lenders.
     We did not make scheduled redemptions in the aggregate amount of $630,000 during the years 2000 through 2006 on our Series B Preferred Stock, and we did not make the scheduled dividend payments on the Series B Preferred Stock on December 15, 2006, and March 15 and June 15, 2007, in the aggregate amount of $19,800.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of our Stockholders was held on May 30, 2007.
     The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:
1.	The following number of votes were cast for and withheld on a proposal to elect six directors (Messrs. William B. Conner, Warren Delano, Kenneth I. Greenstein, Michael A. Lubin, and Joseph A. Pardo and Ms. Elizabeth Ruml).

Mr. Conner:
Votes for Mr. Conner	3,680,842
Votes withheld from Mr. Conner	53,000

Mr. Delano:
Votes for Mr. Delano	3,663,952
Votes withheld from Mr. Delano	69,890

Mr. Greenstein:
Votes for Mr. Greenstein	3,665,818
Votes withheld from Mr. Greenstein	68,024

Mr. Lubin:
Votes for Mr. Lubin	3,663,650
Votes withheld from Mr. Lubin	70,192

Mr. Pardo:
Votes for Mr. Pardo	3,665,178
Votes withheld from Mr. Pardo	68,664

Ms. Ruml:
Votes for Ms. Ruml	3,666,022
Votes withheld from Ms. Ruml	67,820

2.	Ratification of Ernst & Young LLP as our independent auditors for the year ending December 31, 2007.

Votes for ratification	3,715,742
Votes against ratification	1,142
Abstentions	18,172
     There were no broker non-votes in respect of the foregoing matters.
Item 6. EXHIBITS
     The following exhibits are filed herewith:

10-1	First Amendment dated July 20, 2007, to the Forbearance Agreement dated as of May 18, 2007, by and among Lexington Precision Corporation, Lexington Rubber Group, Inc., CapitalSource Finance LLC, Webster Business Credit Corporation, CSE Mortgage LLC and DMD Special Situation Funding, LLC.

31-1	Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LEXINGTON PRECISION CORPORATION
FORM 10-Q
June 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION
(Registrant)
August 14, 2007	By:	/s/	Michael A. Lubin

Date			Michael A. Lubin Chairman of the Board
August 14, 2007	By:	/s/	Warren Delano

Date			Warren Delano President
August 14, 2007	By:	/s/	Dennis J. Welhouse

Date			Dennis J. Welhouse Senior Vice President and Chief Financial Officer