Form 10-Q
period 2007-09-30
LEXINGTON PRECISION CORP
filed 2007-11-14
CIK 12570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended September 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of November 7, 2007, there were 5,021,767 shares of common stock of the Registrant outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

LEXINGTON PRECISION CORPORATION
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4T. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A. Risk Factors	31

Item 3. Defaults upon Senior Securities	31

Item 6. Exhibits	32
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
- i -

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LEXINGTON PRECISION CORPORATION
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net sales	$23,060	$20,371	$69,368	$69,608

Cost of sales	19,750	18,185	59,429	60,272

Gross profit	3,310	2,186	9,939	9,336

Selling and administrative expenses	1,687	1,511	5,522	5,126

Income from operations	1,623	675	4,417	4,210

Interest expense	(3,444)	(2,116)	(8,428)	(6,984)

Loss from continuing operations before income taxes	(1,821)	(1,441)	(4,011)	(2,774)

Income tax provision (benefit)	(15)	15	15	45

Loss from continuing operations	(1,806)	(1,456)	(4,026)	(2,819)

Loss from discontinued operations	(53)	(49)	(111)	(188)

Net loss	$(1,859)	$(1,505)	$(4,137)	$(3,007)

Basic and diluted loss per share of common stock:

Continuing operations	$(0.37)	$(0.29)	$(0.82)	$(0.57)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)

Net loss	$(0.38)	$(0.30)	$(0.84)	$(0.61)

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Balance Sheets
(thousands of dollars, except share and per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets:

Current assets:
Cash	$384	$35
Accounts receivable, net	14,713	9,852
Inventories, net	9,564	8,787
Prepaid expenses and other current assets	1,262	1,073
Deferred income taxes	374	374
Current assets of discontinued operations	96	101

Total current assets	26,393	20,222
Plant and equipment, net	21,770	24,226
Plant and equipment of discontinued operations, net	1,349	1,418
Goodwill, net	7,623	7,623
Other assets, net	839	951

	$57,974	$54,440

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$6,421	$6,370
Accrued expenses, excluding interest	4,282	3,789
Accrued interest expense	6,374	2,130
Debt in default	71,908	68,967
Current portion of long-term debt	747	734
Current liabilities of discontinued operations	175	221

Total current liabilities	89,907	82,211

Long-term debt, excluding current portion	360	406

Deferred income taxes	374	374

Other long-term liabilities	455	440

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 4,981,767 shares issued and outstanding	1,238	1,235
Additional paid-in-capital	13,184	13,181
Accumulated deficit	(47,544)	(43,407)

Total stockholders’ deficit	(33,122)	(28,991)

	$57,974	$54,440

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30
	2007	2006
Operating activities:
Net loss	$(4,137)	$(3,007)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Loss from discontinued operations	111	188
Depreciation	4,625	5,237
Amortization included in cost of sales	295	267
Amortization included in interest expense	960	1,136
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(4,861)	(198)
Inventories, net	(777)	(446)
Prepaid expenses and other current assets	(189)	(616)
Accounts payable	51	(2,992)
Accrued expenses, excluding interest	493	(203)
Accrued interest expense	4,244	155
Other long-term liabilities	15	11
Other	1	(28)

Net cash provided (used) by continuing operations	831	(496)
Net cash used by discontinued operations	(56)	(175)

Net cash provided (used) by operating activities	775	(671)

Investing activities:
Purchases of plant and equipment	(2,141)	(1,843)
Expenditures for tooling owned by customers	(165)	40
Other	(11)	(167)

Net cash used by continuing operations	(2,317)	(1,970)
Net cash used by discontinued operations	(27)	—

Net cash used by investing activities	(2,344)	(1,970)

Financing activities:
Net increase (decrease) in borrowings under revolving line of credit	5,365	(2,503)
Proceeds from issuance of debt	—	28,500
Repayment of debt in default and long-term debt	(2,487)	(21,700)
Capitalized financing expenses	(960)	(1,637)

Net cash provided by financing activities	1,918	2,660

Net increase in cash	349	19
Cash at beginning of year	35	13

Cash at end of period	$384	$32

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its subsidiary (collectively, the “Company”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements do not include all the information and footnotes included in the Company’s annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the Company’s financial position at September 30, 2007, the Company’s results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the Company’s cash flows for the nine-month periods ended September 30, 2007 and 2006. In preparing the interim consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts and disclosures; actual results could differ from those estimates.
     The results of operations for the three-month and nine-month periods ended September 30, 2007, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.
     The Company did not make the scheduled interest payments due on its Senior Subordinated Notes on November 1, 2006, and February 1, May 1, August 1, and November 1, 2007. On May 25, 2007, the Company entered into a six-month forbearance agreement with the holders of $25,428,000 aggregate principal amount of the Senior Subordinated Notes, or 74.4% of the Senior Subordinated Notes outstanding. Effective September 24, 2007, the Termination Date of their Forbearance Agreement was extended to January 24, 2008. As long as the forbearance agreement is in effect, the Company will not be required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders may not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by affiliates of the Company or their relatives. The Company agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the end of the forbearance period.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing the Company’s secured debt. Additionally, the Company was not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. On May 25, 2007, the Company entered into a 120-day forbearance agreement with the secured lenders. Effective September 24, 2007, the termination date of this forbearance agreement was extended to November 26, 2007. The forbearance agreement provides that the secured lenders will take no action, during the forbearance period, to accelerate or collect their loans as a result of any existing default or cross-default. The forbearance agreement modifies certain of the financial covenants effective March 31, 2007, through the end of the forbearance period. The forbearance period can be extended by an additional 30 days or 60 days in certain circumstances. The Company is in compliance with all financial covenants, as modified. The Company has remained current on all principal and interest payments owed to the secured lenders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     During the forbearance period, the Company is pursuing all available strategic alternatives to satisfy its outstanding indebtedness, including the refinancing of the Company’s indebtedness and the sale of the Company’s Rubber Group. The Company has retained W. Y. Campbell and Company to assist it in these efforts.
     If the Company is unable to restructure, refinance, or repay its secured debt and Senior Subordinated Notes during the forbearance period and its debt holders do not agree to extend the forbearance agreements, it may seek protection under chapter 11 of the federal Bankruptcy Code in order to permit it to continue to operate its business in an orderly fashion until a restructuring of the secured debt and Senior Subordinated Notes can be consummated.
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
     For information regarding discontinued operations, please refer to Note 8.
Note 2 — Inventories
     Inventories at September 30, 2007, and December 31, 2006, are set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2007	2006
Finished goods	$4,794	$4,595
Work in process	2,347	2,279
Raw material	2,423	1,913

	$9,564	$8,787

Note 3 — Plant and Equipment
     Plant and equipment at September 30, 2007, and December 31, 2006, is set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2007	2006
Land	$1,814	$1,776
Buildings	13,367	13,368
Equipment	113,112	110,980

	128,293	126,124
Accumulated depreciation	106,523	101,898

Plant and equipment, net	$21,770	$24,226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Debt
     Debt at September 30, 2007, and December 31, 2006, is set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2007	2006
Debt in default (1):
Revolving line of credit	$13,734	$8,369
Equipment term loan	9,792	11,666
Real estate term loan	14,205	14,755
Senior Subordinated Notes	34,177	34,177

Total debt in default	71,908	68,967

Current portion of long-term debt	747	734

Long-term debt:
Junior Subordinated Note	347	347
Series B Preferred Stock (2)	659	657
Other	101	136

Subtotal	1,107	1,140
Less current portion	(747)	(734)

Total long-term debt	360	406

Total debt	$73,015	$70,107

(1)	At September 30, 2007, all of the debt listed as debt in default is subject to forbearance agreements, the terms of which are set forth below in this Note 4.

(2)	Liquidation value of $686,000 at September 30, 2007.
     Secured Debt
     The failure to make the scheduled interest payments on the Senior Subordinated Notes on November 1, 2006, and February 1, and May 1, 2007, caused a cross-default under the agreements governing the Company’s secured debt. Additionally, the Company was not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. The Company has entered into a forbearance agreement with the secured lenders that currently expires on November 26, 2007. The forbearance agreement provides that the secured lenders will take no action, during the forbearance period, to accelerate or collect their loans as a result of any existing default or cross-default. The forbearance agreement modifies all of the financial covenants effective March 31, 2007, through the end of the forbearance period. The forbearance period can be extended by an additional 30 days or 60 days in certain circumstances. The Company is in compliance with all financial covenants, as modified. The Company has remained current on all principal and interest payments owed to the secured lenders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At September 30, 2007, the Company had outstanding loans of $13,734,000 and reimbursement obligations with respect to letters of credit of $907,000 under the revolving line of credit. At September 30, 2007, unused availability under the revolving line of credit was $1,355,000. Under the revolving line of credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) the lesser of 65% of eligible inventories or 51% of eligible accounts receivable, minus (3) $500,000. Loans under the revolving line of credit bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.75%. At September 30, 2007, the interest rate on loans outstanding under the revolving line of credit was 10.28%. The Company’s obligations under the revolving line of credit are secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.
     At September 30, 2007, the outstanding balance of the equipment term loan was $9,792,000. The equipment term loan is payable in monthly principal installments of $208,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Interest on the equipment term loan is payable monthly at LIBOR plus 6.5%. At September 30, 2007, the interest rate on the equipment term loan was 12.03%. The equipment term loan is secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.
     At September 30, 2007, the outstanding balance of the real estate term loan was $14,205,000. The real estate term loan is payable in monthly principal installments of $61,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Additionally, if the balance outstanding on the real estate term loan is not reduced to $11,022,000 or less by December 31, 2007 (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on the Company’s subordinated debt may only be made if the unused availability under the Company’s revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. At September 30, 2007, interest on the real estate term loan was payable monthly at LIBOR plus 6.5% on $10,205,000 of the loan and the prime rate plus 8% on $4,000,000 of the loan. At September 30, 2007, the weighted average interest rate on the real estate term loan was 13.16%. Principal payments made on the real estate term loan are allocable first to the portion of the loan that bears interest at LIBOR plus 6.5% and then to the portion of the loan that bears interest at the prime rate plus 8%. The real estate term loan is secured by a first priority lien on the Company’s real estate and a second priority lien on substantially all of the Company’s other assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Senior Subordinated Notes
     The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations of the Company that are subordinated in right of payment to all of the Company’s existing and future senior debt. The Company did not make the scheduled interest payments due on the Senior Subordinated Notes on November 1, 2006, and February 1, May 1, August 1, and November 1, 2007. On May 25, 2007, the Company entered into a six-month forbearance agreement with the holders of $25,428,000 aggregate principal amount of the Senior Subordinated Notes, or 74.4% of the Senior Subordinated Notes outstanding. Effective September 24, 2007, the termination date of their forbearance agreement was extended to January 24, 2008. As long as the forbearance agreement is in effect, the Company will not be required to make interest payments on the Senior Subordinated Notes and, the forbearing noteholders may not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by affiliates of the Company or their relatives. The Company agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the end of the forbearance period. At September 30, 2007, the accrued and unpaid interest on the Senior Subordinated Notes totaled $5,911,000.
     Junior Subordinated Note
     The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The holder of the Junior Subordinated Note has deferred the interest payments due on November 1, 2006, and February 1, May 1, August 1, and November 1, 2007, to February 1, 2008, and eliminated the cross-default provision contained in the Junior Subordinated Note. At September 30, 2007, the accrued and unpaid interest on the Junior Subordinated Note totaled $53,000.
     Series B Preferred Stock
     At September 30, 2007, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $659,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company did not make scheduled redemptions in the aggregate amount of $630,000 during the years 2000 through 2006, and the Company did not make the scheduled dividend payments on the Series B Preferred Stock on December 15, 2006, and March 15, June 15, and September 15, 2007, in the aggregate amount of $26,400.
     The Series B Preferred Stock is classified as debt in the consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Fair Value of Financial Instruments
     The Company believes that, at September 30, 2007, the fair values of the loans outstanding under the revolving line of credit, the equipment term loan, and the real estate term loan approximated the principal amounts of such loans.
     Because there is limited trading in the Company’s various unsecured debt securities, the Company is unable to estimate the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.
     Cash Interest Paid
     Cash interest paid during the nine-month periods ended September 30, 2007 and 2006, including amounts allocated to discontinued operations, totaled $3,348,000 and $5,829,000, respectively.
Note 5 — Income Taxes
     At September 30, 2007, and December 31, 2006, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and nine-month periods ended September 30, 2007 and 2006, consisted of estimated state income taxes payable.
Note 6 — Net Loss per Common Share
     The calculations of basic and diluted net loss per common share for the three-month and nine-month periods ended September 30, 2007 and 2006, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of outstanding warrants to purchase the Company’s common stock were not dilutive. As a result, the weighted average number of outstanding common shares used in the calculation of net loss per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock or the assumed exercise of the warrants. In addition, awards of restricted common stock issued under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s 2005 Stock Award Plan are not considered outstanding common shares for purposes of the calculation of basic or diluted net income or loss per share of common stock until such shares vest.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Numerator – Net loss:

Continuing operations	$(1,806)	$(1,456)	$(4,026)	$(2,819)
Discontinued operations	(53)	(49)	(111)	(188)

Net loss	$(1,859)	$(1,505)	$(4,137)	$(3,007)

Denominator – Weighted average shares outstanding	4,952	4,942	4,949	4,939

Basic and diluted net loss per share of common stock:

Continuing operations	$(0.37)	$(0.29)	$(0.82)	$(0.57)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)

Net loss	$(0.38)	$(0.30)	$(0.84)	$(0.61)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for the three-month and nine-month periods ended September 30, 2007 and 2006, is summarized below (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net sales by segment:
Rubber Group	$19,375	$17,540	$58,764	$60,319
Metals Group	3,685	2,831	10,604	9,289

Total net sales	$23,060	$20,371	$69,368	$69,608

Net sales by product line:
Automotive	$18,030	$16,902	$54,670	$58,678
Medical	4,496	2,749	12,341	8,418
Industrial	169	285	621	728
Other	365	435	1,736	1,784

Total net sales	$23,060	$20,371	$69,368	$69,608

Income (loss) from operations:
Rubber Group	$2,311	$1,485	$6,830	$6,806
Metals Group	(30)	(289)	(43)	(798)

Subtotal	2,281	1,196	6,787	6,008
Corporate Office	(658)	(521)	(2,370)	(1,798)

Total income from operations	$1,623	$675	$4,417	$4,210

Depreciation and amortization (1):
Rubber Group	$1,410	$1,599	$4,388	$4,870
Metals Group	166	190	516	617

Subtotal	1,576	1,789	4,904	5,487
Corporate Office	8	4	16	17

Total depreciation and amortization	$1,584	$1,793	$4,920	$5,504

Capital expenditures (2):
Rubber Group	$431	$531	$1,664	$1,537
Metals Group	176	107	442	458

Subtotal	607	638	2,106	1,995
Corporate Office	7	5	63	5

Total capital expenditures	$614	$643	$2,169	$2,000

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     (continued from previous page)

	September 30,	December 31,
	2007	2006
Assets:
Rubber Group	$47,013	$45,056
Metals Group	8,868	7,381

Subtotal	55,881	52,437
Corporate Office	648	484
Discontinued operations	1,445	1,519

Total assets	$57,974	$54,440

(1)	Excludes amortization and write-off of deferred financing expenses, which totaled $778,000 and $167,000 during the three-month periods ended September 30, 2007 and 2006, respectively, and $960,000 and $1,136,000 during the nine-month periods ended September 30, 2007 and 2006, respectively. Amortization and write-off of deferred financing expenses is included in interest expense in the consolidated financial statements.

(2)	Capital expenditures during the nine-month period ended September 30, 2007, include $28,000 of equipment purchased under capitalized lease obligations. Capital expenditures during the nine-month period ended September 30, 2006, include $157,000 of equipment acquired with seller financing.
Note 8 — Discontinued Operations
     The results of operations, assets, liabilities, and cash flows of the Company’s former die casting division have been classified as discontinued operations in the consolidated financial statements. In accordance with Financial Accounting Standards Board Emerging Issue Task Force Abstract No. 87-24, “Allocation of Interest to Discontinued Operations” (“EITF 87-24”), the Company has allocated interest to discontinued operations based on the amount and the terms of the debt that will be required to be repaid using management’s estimate of the proceeds to be realized from the possible sale of assets of discontinued operations. No allocation was made to discontinued operations for any other interest or for any Corporate Office expenses. The following table summarizes financial data of discontinued operations for the three-month and nine-month periods ended September 30, 2007 and 2006 (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net sales	$—	$—	$—	$—

Income (loss) from operations	$(11)	$(7)	$15	$(52)
Allocated interest expense	(42)	(42)	(126)	(136)

Loss before income taxes	(53)	(49)	(111)	(188)
Income tax provision	—	—	—	—

Loss from discontinued operations	$(53)	$(49)	$(111)	$(188)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     For additional discussion about risks and uncertainties that may affect our business, please refer to “Risk Factors” in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2006, and Part II, Item 1A of this Form 10-Q.

     Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.
Results of Operations — Third Quarter of 2007 Versus Third Quarter of 2006
     The following table sets forth our consolidated operating results for the three-month periods ended September 30, 2007 and 2006, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash used by our operating activities for those periods. EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with GAAP. We have presented EBITDA here and elsewhere in this Form 10-Q because (a) we believe that this measure enhances the ability of our investors to evaluate our ability to satisfy our interest and principal obligations with respect to our outstanding indebtedness, (b) management uses EBITDA as a supplemental measure to evaluate the operating performance of our business and believes that it provides a useful measure for comparing period to period performance among our business units because it does not include period to period fluctuations in taxes, interest costs, costs associated with capital investments, and other non-operating items, and (c) because certain financial covenants in our secured credit agreements are calculated using variations of EBITDA. Nevertheless, EBITDA has material limitations when used as a measurement of performance, including the following:
•	EBITDA excludes interest and tax payments; an investor may not see that both represent a reduction in cash available to us; in addition, we may, for legal and economic reasons, be forced to divert funds for other purposes, which may prevent us from satisfying our principal and interest obligations;

•	EBITDA excludes depreciation and amortization; although these are both non-cash charges, they represent the devaluation of assets that produce revenue for us, and EBITDA does not reflect the capital expenditures required for the replacement of these assets; and

•	EBITDA does not reflect cash provided or used as a result of changes in our working capital.
     To compensate for the shortcomings of EBITDA as a financial measure we rely on our GAAP results and measures. For example, we review gross profit and operating profit in dollars and as a percentage of net sales. In addition, we typically use operating profit expressed as a percentage of net sales to set pricing on the components we sell.
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

	Three Months Ended September 30
	2007		2006
Net sales	$23,060	100.0%	$20,371	100.0%

Cost of sales	19,750	85.7	18,185	89.3

Gross profit	3,310	14.3	2,186	10.7

Selling and administrative expenses	1,687	7.3	1,511	7.4

Income from operations	1,623	7.0	675	3.3

Interest expense	(3,444)	(14.9)	(2,116)	(10.4)

Loss before income taxes	(1,821)	(7.9)	(1,441)	(7.1)

Income tax provision (benefit)	(15)	(0.1)	15	0.1

Loss from continuing operations	(1,806)	(7.8)	(1,456)	(7.2)

Add back:
Depreciation and amortization (1)	1,584	6.9	1,793	8.8
Interest expense	3,444	14.9	2,116	10.4
Income tax provision (benefit)	(15)	(0.1)	15	0.1

EBITDA	3,207	13.9	2,468	12.1

Adjustments to reconcile EBITDA to net cash used by operating activities:
Income tax (provision) benefit	15	0.1	(15)	(0.1)
Interest expense	(3,444)	(14.9)	(2,116)	(10.4)
Amortization and write-off of deferred financing expenses included in interest	778	3.3	167	0.8
Net change in operating assets and liabilities	1,728	7.5	(1,024)	(5.0)

Net cash provided (used) by operating activities	$2,284	9.9%	$(520)	(2.6)%

Net cash used by investing activities	$(720)	(3.1)%	$(774)	(3.8)%

Net cash provided (used) by financing activities	$(2,013)	(8.7)%	$777	3.8%

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $778,000 and $167,000 during the three-month periods ended September 30, 2007 and 2006, respectively, and which is included in interest expense in the consolidated financial statements.

     Our net sales for the third quarter of 2007 were $23,060,000, compared to net sales of $20,371,000 for the third quarter of 2006, an increase of $2,689,000 or 13.2%. During the third quarter of 2007, net sales of automotive components increased by $1,128,000, or 6.7%, compared to the third quarter of 2006, while net sales of medical components increased by $1,747,000 or 63.6%. Net sales by product line for the three-month periods ended on September 30, 2007 and 2006, are set forth below (dollar amounts in thousands):

	Three Months Ended September 30
	2007		2006
Automotive	$18,030	78.2%	$16,902	83.0%

Medical	4,496	19.5	2,749	13.5

Industrial	169	0.7	285	1.4

Other	365	1.6	435	2.1

Total net sales	$23,060	100.00%	$20,371	100.0%

     EBITDA for the third quarter of 2007 was $3,207,000, or 13.9% of net sales, compared to EBITDA of $2,468,000, or 12.1% of net sales, for the third quarter of 2006.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended September 30, 2007 and 2006.

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
     The following table sets forth the operating results of the Rubber Group for the three-month periods ended September 30, 2007 and 2006, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended September 30
	2007		2006
Net sales	$19,375	100.0%	$17,540	100.0%

Cost of sales	16,180	83.5	15,203	86.7

Gross profit	3,195	16.5	2,337	13.3

Selling and administrative expenses	884	4.6	852	4.9

Income from operations	2,311	11.9	1,485	8.5

Add back: depreciation and amortization	1,410	7.3	1,599	9.1

EBITDA	$3,721	19.2%	$3,084	17.6%

     During the third quarter of 2007, total net sales of the Rubber Group increased by $1,835,000, or 10.5%, compared to the third quarter of 2006. Net sales to medical device manufacturers increased by $1,747,000, or 63.6%, to $4,496,000, net sales to automotive customers increased by $156,000, or 1.1%, to $14,815,000, and all other net sales decreased by $68,000, or 51.5%, to $64,000. The increase in net sales of medical components was primarily due to the sale of components to a medical device manufacturer that began purchasing production parts from us in January of 2007.
     Cost of sales as a percentage of net sales decreased to 83.5% of net sales during the third quarter of 2007, compared to 86.7% of net sales during the third quarter of 2006, primarily due to improved product mix, improved absorption of fixed and partially fixed manufacturing expenses, and lower depreciation and amortization expense.
     Selling and administrative expenses of the Rubber Group expressed as a percentage of net sales decreased to 4.6% of net sales during the third quarter of 2007, compared to 4.9% during the third quarter of 2006, primarily because of improved absorption of fixed and partially fixed selling and administrative expenses.
     During the third quarter of 2007, income from operations totaled $2,311,000, an increase of $826,000, or 55.6%, compared to the third quarter of 2006. EBITDA for the third quarter of 2007 was $3,721,000, or 19.2% of net sales, compared to $3,084,000, or 17.6% of net sales, for the third quarter of 2006.

     Metals Group
     The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the three-month periods ended September 30, 2007 and 2006, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended September 30
	2007		2006
Net sales	$3,685	100.0%	$2,831	100.0%

Cost of sales	3,570	96.9	2,982	105.3

Gross profit (loss)	115	3.1	(151)	(5.3)

Selling and administrative expenses	145	3.9	138	4.9

Loss from operations	(30)	(0.8)	(289)	(10.2)

Add back: depreciation and amortization	166	4.5	190	6.7

EBITDA	$136	3.7%	$(99)	(3.5)%

     During the third quarter of 2007, net sales of the Metals Group increased by $854,000, or 30.2%, compared to the third quarter of 2006, primarily as a result of sales to three new automotive customers and increased net sales to existing customers.
     Cost of sales as a percentage of net sales decreased to 96.9% during the third quarter of 2007 from 105.3% during the third quarter of 2006, primarily because of (1) improved production efficiencies, (2) lower depreciation expense, and (3) reduced material costs as a percentage of net sales.
     Selling and administrative expenses of the Metals Group increased from $138,000 during the third quarter of 2006 to $145,000 during the third quarter of 2007.
     During the third quarter of 2007, the loss from operations was $30,000, compared to a loss from operations of $289,000 during the third quarter of 2006. EBITDA for the third quarter of 2007 was positive $136,000, compared to negative $99,000 for the third quarter of 2006.
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

     The following table sets forth the operating results of the Corporate Office for the three-month periods ended September 30, 2007 and 2006, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	September 30
	2007	2006
Loss from operations	$(658)	$(521)

Add back: depreciation and amortization (1)	8	4

EBITDA	$(650)	$(517)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $778,000 and $167,000 during the third quarters of 2007 and 2006, respectively, which is included in interest expense in the consolidated financial statements.
     During the third quarter of 2007, corporate administrative expenses increased by $137,000, compared to the third quarter of 2006, primarily because of a reduction in an estimated accrual in the amount of $93,000 during the third quarter of 2006.
     Interest Expense
     During the third quarters of 2007 and 2006, interest expense (excluding interest expense of $42,000 and $42,000, respectively, allocated to discontinued operations) totaled $3,444,000 and $2,116,000, respectively, which included the amortization and write-off of deferred financing expenses of $778,000 and $167,000, respectively. Excluding deferred financing expenses, interest expense during the third quarter of 2007 increased compared to the third quarter of 2006 because:
1.	We incurred $195,000 of default interest expense on our secured debt;

2.	We incurred $509,000 of additional interest expense on our Senior Subordinated Notes because the interest rate on the notes increased from 12% to 16% effective March 9, 2007, and because we paid interest on the interest payments that we failed to make in 2006 and 2007; and

3.	The average amount of debt outstanding increased to $73,404,000 in the third quarter of 2007, compared to $71,521,000 in the third quarter of 2006.
     Income Tax Provision (Benefit)
     At September 30, 2007, and December 31, 2006, our net deferred tax assets were fully reserved by a valuation allowance. The income tax benefit recorded during the three-month period ended September 30, 2007, consisted of estimated state income taxes. The income tax provision during the three-month period ended September 30, 2006, consisted of estimated state income taxes.

Results of Operations — First Nine Months of 2007 Versus First Nine Months of 2006
     The following table sets forth our consolidated operating results for the nine-month periods ended September 30, 2007 and 2006, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash provided or used by our operating activities for those periods. EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with GAAP. We have presented EBITDA here and elsewhere in this Form 10-Q because (a) we believe that this measure enhances the ability of our investors to evaluate our ability to satisfy our interest and principal obligations with respect to our outstanding indebtedness, (b) management uses EBITDA as a supplemental measure to evaluate the operating performance of our business and believes that it provides a useful measure for comparing period to period performance among our business units because it does not include period to period fluctuations in taxes, interest costs, costs associated with capital investments, and other non-operating items, and (c) because certain financial covenants in our secured credit agreements are calculated using variations of EBITDA. Nevertheless, EBITDA has material limitations when used as a measurement of performance including the following:
•	EBITDA excludes interest and tax payments; an investor may not see that both represent a reduction in cash available to us; in addition, we may, for legal and economic reasons, be forced to divert funds for other purposes, which may prevent us from satisfying our principal and interest obligations;

•	EBITDA excludes depreciation and amortization; although these are both non-cash charges, they represent the devaluation of assets that produce revenue for us, and EBITDA does not reflect the capital expenditures required for the replacement of these assets; and

•	EBITDA does not reflect cash provided or used as a result of changes in our working capital.
     To compensate for the shortcomings of EBITDA as a financial measure we rely on our GAAP results and measures. For example, we review gross profit and operating profit in dollars and as a percentage of net sales. In addition, we typically use operating profit expressed as a percentage of net sales to set pricing on the components we sell.
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

	Nine Months Ended September 30
	2007		2006
Net sales	$69,368	100.0%	$69,608	100.0%

Cost of sales	59,429	85.7	60,272	86.6

Gross profit	9,939	14.3	9,336	13.4

Selling and administrative expenses	5,522	7.9	5,126	7.4

Income from operations	4,417	6.4	4,210	6.1

Interest expense	(8,428)	(12.2)	(6,984)	(10.0)

Loss before income taxes	(4,011)	(5.8)	(2,774)	(3.9)

Income tax provision	15	—	45	0.1

Loss from continuing operations	(4,026)	(5.8)	(2,819)	(4.0)

Add back:
Depreciation and amortization (1)	4,920	7.1	5,504	7.9
Interest expense	8,428	12.2	6,984	10.0
Income tax provision	15	—	45	0.1

EBITDA	9,337	13.5	9,714	14.0

Adjustments to reconcile EBITDA to net cash provided (used) by operating activities:
Income tax provision	(15)	—	(45)	(0.1)
Interest expense	(8,428)	(12.2)	(6,984)	(10.0)
Amortization and write-off of deferred financing expenses included in interest	960	1.4	1,136	1.6
Net change in operating assets and liabilities	(1,023)	(1.5)	(4,317)	(6.2)

Net cash provided (used) by operating activities	$831	1.2%	$(496)	(0.7)%

Net cash used by investing activities	$(2,317)	(3.3)%	$(1,970)	(2.8)%

Net cash provided by financing activities	$1,918	2.8%	$2,660	3.8%

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $960,000 and $1,136,000 during the nine-month periods ended September 30, 2007 and 2006, respectively, and which is included in interest expense in the consolidated financial statements.

     Our net sales for the first nine months of 2007 were $69,368,000, compared to net sales of $69,608,000 for the first nine months of 2006, a decrease of $240,000 or 0.3%. During the first nine months of 2007, net sales of automotive components decreased by $4,008,000, or 6.8%, compared to the first nine months of 2006, while net sales of medical components increased by $3,923,000, or 46.6%. Net sales by product line for the nine-month periods ended on September 30, 2007 and 2006, are set forth below (dollar amounts in thousands):

	Nine Months Ended September 30
	2007		2006
Automotive	$54,670	78.8%	$58,678	84.3%

Medical	12,341	17.8	8,418	12.1

Industrial	621	0.9	728	1.0

Other	1,736	2.5	1,784	2.6

Total net sales	$69,368	100.0%	$69,608	100.0%

     EBITDA for the first nine months of 2007 was $9,337,000, or 13.5% of net sales, compared to EBITDA of $9,714,000, or 14.0% of net sales, for the first nine months of 2006. Administrative expenses for the first nine months of 2007, included $558,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our secured debt and Senior Subordinated Notes as more fully discussed in the section titled “Liquidity” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the nine-month periods ended September 30, 2007 and 2006.

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
     The following table sets forth the operating results of the Rubber Group for the nine-month periods ended September 30, 2007 and 2006, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended September 30
	2007		2006
Net sales	$58,764	100.0%	$60,319	100.0%

Cost of sales	49,189	83.7	50,709	84.1

Gross profit	9,575	16.3	9,610	15.9

Selling and administrative expenses	2,745	4.7	2,804	4.6

Income from operations	6,830	11.6	6,806	11.3

Add back: depreciation and amortization	4,388	7.5	4,870	8.1

EBITDA	$11,218	19.1%	$11,676	19.4%

     During the first nine months of 2007, total net sales of the Rubber Group decreased by $1,555,000, or 2.6%, compared to the first nine months of 2006. Net sales to automotive customers decreased by $5,484,000 or 10.7%, to $45,639,000, net sales to medical device manufacturers increased by $3,923,000, or 46.6%, to $12,341,000, and all other net sales increased by $6,000, or 0.8%, to $784,000.
     The decrease in net sales to automotive customers was primarily due to (1) decreased unit sales of connector seals for automotive wire harnesses and components for automotive computer control modules, which we believe resulted primarily from production cutbacks by Detroit-based automakers and the insourcing of certain components, offset, in part, by the sale of new sealing components, (2) reduced unit sales to original equipment manufacturers of insulators for automotive ignition-wire sets due to production cutbacks by Detroit-based automakers and the obsolescence of certain parts, offset, in part, by the roll out of new automotive ignition-wire insulators, (3) reduced unit sales to manufacturers of aftermarket insulators for automotive ignition-wire sets due to a slowdown in demand at retail automotive aftermarket outlets, and (4) price reductions on certain components. The increase in net sales of medical components was primarily due to the sale of components to a medical device manufacturer that began purchasing production parts from us in January of 2007.
     Cost of sales as a percentage of net sales decreased to 83.7% of net sales during the first nine months of 2007, compared to 84.1% of net sales during the first nine months of 2006, primarily due to improved product mix and lower depreciation and amortization expense, offset, in part, by the underabsorption of fixed or partially fixed manufacturing overhead during a period of reduced sales volume.
     Selling and administrative expenses of the Rubber Group expressed as a percentage of net sales increased to 4.7% during the first nine months of 2007, compared to 4.6% during the first nine months of 2006.
     During the first nine months of 2007, income from operations totaled $6,830,000, an increase of $24,000, or 0.4%, compared to the first nine months of 2006. EBITDA for the first nine months of 2007 was $11,218,000, or 19.1% of net sales, compared to $11,676,000, or 19.4% of net sales, for the first nine months of 2006.
     Metals Group
     The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the nine-month periods ended September 30, 2007 and 2006, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended September 30
	2007		2006
Net sales	$10,604	100.0%	$9,289	100.0%

Cost of sales	10,240	96.6	9,563	102.9

Gross profit (loss)	364	3.4	(274)	(2.9)

Selling and administrative expenses	407	3.8	524	5.6

Loss from operations	(43)	(0.4)	(798)	(8.6)

Add back: depreciation and amortization	516	4.9	617	6.6

EBITDA	$473	4.5%	$(181)	(2.0)%

     During the first nine months of 2007, net sales of the Metals Group increased by $1,315,000, or 14.2%, compared to the first nine months of 2006, primarily as a result of sales to three new automotive customers, offset, in part, by reduced sales of components to existing customers.
     Cost of sales as a percentage of net sales decreased to 96.6% during the first nine months of 2007 from 102.9% during the first nine months of 2006, primarily because of (1) improved production efficiencies, (2) lower depreciation expense, and (3) reduced material costs as a percentage of net sales.
     During the first nine months of 2007, selling and administrative expenses decreased to $407,000 from $524,000 during the first nine of 2006, primarily because of a reduction in salaried headcount.

     During the first nine months of 2007, the loss from operations was $43,000, compared to a loss from operations of $798,000 during the first nine months of 2006. EBITDA for the first nine months of 2007 was $473,000, compared to negative $181,000 for the first nine months of 2006.
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
     The following table sets forth the operating results of the Corporate Office for the nine-month periods ended September 30, 2007 and 2006, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended
	September 30
	2007	2006
Loss from operations	$(2,370)	$(1,798)

Add back: depreciation and amortization (1)	16	17

EBITDA	$(2,354)	$(1,781)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $960,000 and $1,136,000 during the nine-month periods ended September 30, 2007 and 2006, respectively, which is included in interest expense in the consolidated financial statements.
     During the first nine months of 2007, corporate administrative expenses increased by $572,000, compared to the first nine months of 2006, primarily because we incurred expenses of $558,000 in connection with our efforts to refinance, restructure, or repay our secured debt and Senior Subordinated Notes as more fully discussed in the section titled “Liquidity” in this Part I, Item 2.

     Interest Expense
     During the first nine months of 2007 and 2006, interest expense (excluding interest expense of $126,000 and $136,000, respectively, allocated to discontinued operations) totaled $8,428,000 and $6,984,000, respectively, which included the amortization and write-off of deferred financing expenses of $960,000 and $1,136,000, respectively. Excluding deferred financing expenses, interest expense during the first nine months of 2007 increased compared to the first nine months of 2006 because:
1.	We incurred $514,000 of default interest expense on our secured debt;

2.	We incurred $1,105,000 of additional interest expense on our Senior Subordinated Notes because the interest rate on the notes increased from 12% to 16% effective March 9, 2007, and because we paid interest on the interest payments that we failed to make in 2006 and 2007; and

3.	The average amount of debt outstanding increased to $72,912,000 in the first nine months of 2007, compared to $69,411,000 in the first nine months of 2006.
     Income Tax Provision (Benefit)
     At September 30, 2007, and December 31, 2006, our net deferred tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the nine-month periods ended September 30, 2007 and 2006, consisted of estimated state income taxes.
Liquidity and Capital Resources
     Operating Activities
     During the first nine months of 2007, operating activities of our continuing operations provided net cash of $831,000. Accounts receivable increased by $4,861,000 during the first nine months of 2007, primarily because our net sales during August and September of 2007 were substantially higher than our net sales during November and December of 2006. Inventories increased by $777,000, or 8.8%, primarily due to increased production levels. Accrued expenses increased by $493,000, primarily as a result of the timing of certain payments and increased accruals for workers’ compensation. Accrued interest expense increased by $4,244,000 because of additional accruals of interest on our Senior Subordinated Notes and Junior Subordinated Notes.
     Investing Activities
     During the first nine months of 2007, our investing activities used net cash of $2,317,000. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $1,664,000, $442,000, and $63,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group included $28,000 of equipment purchased under capitalized lease obligations. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $2,189,000, $557,000, and $70,000, respectively, for the year ending December 31, 2007.

     Financing Activities
     During the first nine months of 2007, our financing activities provided net cash of $1,918,000 due to additional borrowings. We used $2,424,000 of cash to make scheduled principal payments on our equipment and real estate term loans, $63,000 of cash to repay other debt, and $960,000 of cash to fund capitalized financing expenses that were incurred in connection with our efforts to restructure, refinance, or repay our secured debt and our Senior Subordinated Notes. Capitalized financing expenses incurred during 2007 are being amortized over the remaining terms of the respective forbearance agreements. The forbearance agreements are discussed in more detail below.
     Liquidity
     During the second half of 2006, we experienced a significant decrease in sales of automotive components. We believe that this reduction was primarily a result of production cutbacks by the Detroit-based automakers and resultant production cutbacks and inventory adjustments by our customers, who are primarily tier-one suppliers to automobile manufacturers. Although we reduced expenses in an effort to offset the impact of the lower sales, our operating profit and cash flow during the second half of 2006 were adversely affected, as was the availability under our revolving line of credit.
     We did not make the scheduled interest payments due on our Senior Subordinated Notes on November 1, 2006, and February 1, May 1, August 1, and November 1, 2007. On May 25, 2007, we entered into a six-month forbearance agreement with certain holders of the Senior Subordinated Notes, holding $25,428,000 aggregate principal amount, or 74.4% of the Senior Subordinated Notes outstanding. Effective September 24, 2007, the termination date of this forbearance agreement was extended to January 24, 2008. As long as the forbearance agreement is in effect, we will not be required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders may not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by affiliates of ours or their relatives. We agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the end of the forbearance period. As of September 30, 2007, the accrued and unpaid interest on our Senior Subordinated Notes totaled $5,911,000.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our secured debt. Additionally, we were not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. Effective May 25, 2007, we entered into a 120-day forbearance agreement with the secured lenders. Effective September 24, 2007, the termination date of this forbearance agreement was extended to November 26, 2007. The forbearance agreement provides that the secured lenders will take no action, during the forbearance period, to accelerate or collect their loans as a result of any existing default or cross-default. The forbearance agreement modifies certain of the financial covenants effective March 31, 2007, through the end of the forbearance period. The forbearance period can be extended by 30 days or 60 days in certain circumstances. We are in compliance with all financial covenants, as modified. We have remained current on all principal and interest payments owed to the secured lenders.
     During the forbearance period, we are pursuing all available strategic alternatives to satisfy our outstanding indebtedness, including the refinancing of our indebtedness and the sale of our Rubber Group. We have retained W. Y. Campbell and Company to assist us in these efforts.

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
1.	Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is calculated by dividing consolidated EBITDA, less Unfinanced Capital Expenditures, by consolidated Fixed Charges, and is required to be not less than 0.75 to 1.0 for the five-, six-, and seven-month periods ending July 31, August 31 and September 30, 2007, respectively, and not less than 0.85 to 1.0 for each period commencing March 1, 2007, and ending on the last day of each month following September 30, 2007, until the forbearance period terminates. At September 30, 2007, our Fixed Charge Coverage Ratio was 1.36 to 1.00.

2.	Leverage Ratio. The Leverage Ratio is calculated by dividing Senior Debt by consolidated EBITDA and is required to be not more than 3.75 to 1.0 for the five-, six-, and seven-month periods ending July 31, August 31 and September 30, 2007, respectively, and not more than 3.5 to 1.0 for each period commencing March 1, 2007, and ending on the last day of each month following September 30, 2007, until the forbearance period terminates. At September 30, 2007, our Leverage Ratio was 2.50 to 1.00.

3.	Minimum Revenue. Revenue is required to be not less than specified amounts on a cumulative basis starting on March 1, 2007, through the last day of each month from May 2007 through the end of the forbearance period. At September 30, 2007, our cumulative revenue exceeded the minimum revenue requirement of $46,171,000 by $8,668,000.

4.	Minimum EBITDA. EBITDA is required to be not less than specified amounts on a cumulative basis starting on March 1, 2007, through the last day of each month from May 2007 through the end of the forbearance period. At September 30, 2007, our cumulative EBITDA exceeded the minimum cumulative EBITDA requirement of $6,199,000 by $1,892,000.
     Although there can be no assurance, we currently believe that, during the forbearance period, we will be able to restructure, refinance, or repay our secured debt and Senior Subordinated Notes and thereby remedy the defaults currently existing on the secured debt and Senior Subordinated Notes. If we are unable to restructure, refinance, or repay our secured debt and Senior Subordinated Notes during the forbearance periods and we are unable to extend the forbearance periods, we likely would seek protection under chapter 11 of the federal Bankruptcy Code in order to permit us to continue to operate our business in an orderly fashion until a restructuring and/or refinancing of our indebtedness could be consummated.
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

     During the third quarter of 2007, consolidated EBITDA totaled $3,207,000. The Rubber Group reported EBITDA of $3,721,000, or 19.2% of net sales, the Metals Group reported EBITDA of $136,000, or 3.7% of net sales, and the Corporate Office recorded negative EBITDA of $650,000.
     During the first nine months of 2007, consolidated EBITDA totaled $9,337,000. The Rubber Group reported EBITDA of $11,218,000, or 19.1% of net sales, the Metals Group reported EBITDA of $473,000, or 4.5% of net sales, and the Corporate Office recorded negative EBITDA of $2,354,000, which included $558,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our secured debt and Senior Subordinated Notes.
     At September 30, 2007, our aggregate indebtedness was $77,655,000 (which included $4,640,000 of past due interest payments), compared to $71,132,000 at December 31, 2006 (which included $1,025,000 of past due interest payments).
     At September 30, 2007, we had outstanding loans of $13,734,000 and reimbursement obligations with respect to letters of credit of $907,000 under our revolving line of credit. At September 30, 2007, unused availability under our revolving line of credit and cash on hand totaled $1,739,000. Under the revolving line of credit, loans and reimbursement obligations with respect to letters of credit are limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) the lesser of 65% of eligible inventories or 51% of eligible accounts receivable, minus (3) $500,000. Loans under the revolving line of credit bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.75%. At September 30, 2007, the interest rate on loans outstanding under the revolving line of credit was 10.28%. Our obligations under the revolving line of credit are secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.
     At September 30, 2007, the outstanding balance of the equipment term loan was $9,792,000. The equipment term loan is payable in monthly principal installments of $208,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. Interest on the equipment term loan is payable monthly at LIBOR, plus 6.5%. At September 30, 2007, the interest rate on the equipment term loan was 12.03%. The equipment term loan is secured by a first priority lien on substantially all of our assets other than real estate and a second priority lien on our real estate.
     At September 30, 2007, the outstanding balance of the real estate term loan was $14,205,000. The real estate term loan is payable in monthly principal installments of $61,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. If the balance outstanding on the real estate term loan is not reduced to $11,022,000 or less by December 31, 2007 (which would require principal prepayments aggregating $3,000,000 in addition to the scheduled monthly principal payments), interest payments on our subordinated debt may only be made if the unused availability under our revolving line of credit exceeds an amount equal to $3,000,000 minus any principal prepayments made to date. At September 30, 2007, interest on the real estate term loan was payable monthly at LIBOR plus 6.5% on $10,205,000 of the loan and the prime rate plus 8% on $4,000,000 of the loan. At September 30, 2007, the weighted average interest rate on the real estate term loan was 13.16%. Principal payments made on the real estate term loan are allocable first to the portion of the loan that bears interest at LIBOR plus 6.5% and then to the portion of the loan that bears interest at the prime rate plus 8%. The real estate term loan is secured by a first priority lien on our real estate and a second priority lien on substantially all of our other assets.
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
     At September 30, 2007, we had outstanding $37,731,000 of floating-rate debt at interest rates equal to either LIBOR plus 4.75%, LIBOR plus 6.5%, or the prime rate plus 8%.
     At September 30, 2007, we had outstanding $35,284,000 of fixed-rate debt with a weighted-average interest rate of 15.7%.
     In the absence of a restructuring, refinancing, or repayment of our secured debt and Senior Subordinated Notes, and excluding the amortization of capitalized financing expenses, we currently estimate that our monthly interest expense during the fourth quarter of 2007 will be approximately $891,000 and that a one percentage point increase or decrease in short-term interest rates would increase or decrease our monthly interest expense by approximately $30,000.
     For further information about our indebtedness, please refer to Note 4, “Debt,” to our consolidated financial statements in Part I, Item 1.
Item 4T. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of the management of its operating divisions, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, was accumulated and communicated to the Company’s management, including its Chairman of the Board, President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
     The first risk factor in our Annual Report on Form 10-K for the period ended December 31, 2006, is replaced in its entirety by the following:
The Company Must Refinance its Secured Debt and its Senior Subordinated Notes or Undertake a Sale of the Rubber Group or of the Company.
     We are currently in default of our secured debt and our Senior Subordinated Notes and have entered into forbearance agreements with the secured lenders and holders of 74.4% of the Senior Subordinated Notes outstanding. The forbearance agreements are intended to allow us to attempt to remedy, in an orderly fashion, the defaults and cross-defaults that now exist on our secured debt and Senior Subordinated Notes. During the concurrent forbearance periods, we are pursuing all available strategic alternatives to satisfy our outstanding debt, including the refinancing of our indebtedness and the sale of our Rubber Group. We have retained W.Y. Campbell and Company to assist us in these efforts. If we are unable to consummate any of these measures in the forbearance periods and the forbearance periods are not extended, we may seek protection under chapter 11 of the federal Bankruptcy Code in order to permit us to continue to operate our business in an orderly fashion until a restructuring of our secured debt and Senior Subordinated Notes can be consummated. Our consolidated financial statements have been presented on a “going concern basis,” as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to restructure, refinance, or repay our secured debt and Senior Subordinated Notes is subject to risks and uncertainties. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect theses risks and uncertainties.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     We did not make the scheduled interest payments due on our Senior Subordinated Notes on November 1, 2006, and February 1, May 1, August 1, and November 1, 2007. On May 25, 2007, we entered into a six-month forbearance agreement with certain holders of the Senior Subordinated Notes, holding $25,428,000 aggregate principal amount, or 74.4% of the Senior Subordinated Notes outstanding. Effective September 24, 2007, the Termination Date of their Forbearance Agreement was extended to January 24, 2008. As long as the forbearance agreement is in effect, we will not be required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders may not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by affiliates of ours or their relatives. We agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the end of the forbearance period. As of September 30, 2007, the accrued and unpaid interest on our Senior Subordinated Notes totaled $5,911,000.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our secured debt. Additionally, we were not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. Effective May 25, 2007, we entered into a 120-day forbearance agreement with the secured lenders. Effective September 24, 2007, the termination date of this forbearance agreement was extended to November 26, 2007. The forbearance agreement provides that the secured lenders will take no action, during the forbearance period, to accelerate or collect their loans as a result of any existing default or cross-default. The forbearance agreement modifies certain of the financial covenants effective March 31, 2007, through the end of the forbearance period. The 183-day forbearance period can be extended by 30 days or 60 days in certain circumstances. We are in compliance with all financial covenants, as modified. We have remained current on all principal and interest payments owed to the secured lenders.
     We did not make scheduled redemptions in the aggregate amount of $630,000 during the years 2000 through 2006 on our Series B Preferred Stock, and we did not make the scheduled dividend payments on the Series B Preferred Stock on December 15, 2006, and March 15, June 15, and September 15, 2007, in the aggregate amount of $26,400.
Item 6. EXHIBITS
     The following exhibits are filed herewith:

10-1	Second Amendment dated September 24, 2007, to the Forbearance Agreement dated as of May 18, 2007, by and among Lexington Precision Corporation, Lexington Rubber Group, Inc., CapitalSource Finance LLC, Webster Business Credit Corporation, CSE Mortgage LLC and DMD Special Situation Funding, LLC.

10-2	First Amendment dated September 24, 2007, to the Forbearance Agreement dated as of May 25, 2007, by and among Lexington Precision Corporation and the holders of the 12% Senior Subordinated Notes due August 1, 2009, signatory thereto.

10-3	Restricted Stock Award Agreement, dated as of October 9, 2007, between Lexington Precision Corporation (the “Company”) and William B. Conner, a current member of the Company’s Board of Directors.

10-4	Restricted Stock Award Agreement, dated as of October 9, 2007, between Lexington Precision Corporation (the “Company”) and Kenneth I. Greenstein, a current member of the Company’s Board of Directors.

10-5	Restricted Stock Award Agreement, dated as of October 9, 2007, between Lexington Precision Corporation (the “Company”) and Joseph A. Pardo, a current member of the Company’s Board of Directors.

10-6	Restricted Stock Award Agreement, dated as of October 9, 2007, between Lexington Precision Corporation (the “Company”) and Elizabeth H. Ruml, a current member of the Company’s Board of Directors.

31-1	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LEXINGTON PRECISION CORPORATION
FORM 10-Q
September 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION (Registrant)

November 13, 2007	By:	/s/ Michael A. Lubin
Date		Michael A. Lubin Chairman of the Board

November 13, 2007	By:	/s/ Warren Delano

Date		Warren Delano President

November 13, 2007	By:	/s/ Dennis J. Welhouse

Date		Dennis J. Welhouse Senior Vice President and Chief Financial Officer