Form 10-K
period 2007-12-31
LEXINGTON PRECISION CORP
filed 2008-05-16
CIK 12570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Year Ended December 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-3252
LEXINGTON PRECISION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1830121 (I.R.S. Employer Identification No.)

800 Third Avenue, New York, NY (Address of principal executive offices)	10022 (Zip code)
Registrant’s telephone number, including area code: (212) 319-4657

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.25 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of the registrant’s common stock, $0.25 par value per share, held by non-affiliates of the registrant, as of June 30, 2007, was approximately $822,000.
The number of shares of common stock outstanding as of March 20, 2008, was 5,021,767.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be issued in connection with its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.

LEXINGTON PRECISION CORPORATION
Annual Report on Form 10-K

PART I
Item 1. BUSINESS
     Our company was incorporated in Delaware in 1966. Substantially all of our business is conducted in the continental United States. Through our two operating segments, the Rubber Group and the Metals Group, we manufacture rubber and metal components that are sold to other manufacturers.
     In 2007, net sales of the Rubber Group totaled $74,587,000, or 84.4% of our consolidated net sales. The Rubber Group manufactures tight-tolerance rubber components. The Rubber Group’s principal products are connector seals used in automotive wiring systems, insulators used in both original-equipment and aftermarket automotive ignition-wire sets, and molded rubber components used in a variety of medical devices, such as intravenous feeding systems, syringes, and surgical equipment. We believe that we are the leading manufacturer of automotive connector seals and insulators for ignition-wire sets in North America.
     In 2007, net sales of the Metals Group totaled $13,821,000, or 15.6% of our consolidated net sales. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks.
     The following table summarizes net sales of the Rubber Group and the Metals Group during 2007, 2006, and 2005 by the type of product in which each segment’s components were utilized (dollar amounts in thousands):

	Years Ended December 31
	2007		2006		2005

Rubber Group:

Automotive original equipment	$35,799	48.0%	$41,246	54.2%	$49,793	58.6%
Automotive aftermarket	22,034	29.5	22,728	29.9	23,928	28.2

Total automotive	57,833	77.5	63,974	84.1	73,721	86.8
Medical devices	15,928	21.4	11,039	14.5	9,989	11.8
Other	826	1.1	1,077	1.4	1,174	1.4

	$74,587	100.0%	$76,090	100.0%	$84,884	100.0%

Metals Group:

Automotive original equipment	$11,597	83.9%	$9,490	80.3%	$9,856	82.4%
Industrial and commercial equipment	1,549	11.2	1,623	13.8	1,429	12.0
Other	675	4.9	698	5.9	673	5.6

	$13,821	100.0%	$11,811	100.0%	$11,958	100.0%

     Financial data for our operating segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, under the section titled “Results of Operations — Comparison of 2007, 2006, and 2005,” and in Note 8, “Segments,” in the notes to our consolidated financial statements in Part II, Item 8.

Filing of Chapter 11
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
     We have not made any of the scheduled interest payments due on our Senior Subordinated Notes since November 1, 2006. From May 25, 2007, through January 24, 2008, we operated under a forbearance agreement with six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding. While the forbearance agreement was in effect, we were not required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders could not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by certain of our affiliates and members of their families.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our secured debt. From May 25, 2007, through January 24, 2008, we operated under a forbearance arrangement with the secured lenders. We have remained current on all principal and interest payments owed to the secured lenders.
     Upon the commencement of the forbearance period, we engaged the Detroit-based investment banking firm of W.Y. Campbell & Company to assist in the review of the various strategic alternatives available to us to satisfy our outstanding indebtedness. As a consequence of this review, we determined to pursue a sale of the assets and business of the Rubber Group and, with the assistance of W.Y. Campbell, prepared an offering memorandum with respect to the proposed sale. During the summer and fall of 2007, we distributed the offering memorandum to a number of interested parties, including both financial and strategic purchasers.
     During the fourth quarter of 2007, we received several offers to purchase all or portions of the assets of the Rubber Group. Based upon these offers and the advice of W.Y. Campbell, we concluded that (1) the value of the Rubber Group alone is significantly in excess of our total indebtedness and (2) the proposal that would provide the maximum value for all of our constituencies was an offer from a major, multi-national, industrial company to purchase our facility in Rock Hill, South Carolina, which specializes in manufacturing molded rubber components for use in medical devices. The proposed purchase price of $32,000,000 would have resulted in an after-tax gain of approximately $26,000,000.
     During January 2008, we approached the six hedge funds that control our Senior Subordinated Notes to advise them of the following:
1.	We had decided to pursue the proposal to purchase the Rock Hill facility;

2.	We had received a proposal from a new secured lender to provide us with a $36,700,000 senior, secured credit facility upon completion of the sale of the Rock Hill facility;

3.	We believed that the proceeds of the sale and the new credit facility would permit us to pay all accrued interest on the Senior Subordinated Notes plus 50% of the principal amount of the Senior Subordinated Notes held by non-affiliates;

4.	In order to facilitate the refinancing, the balance of the Senior Subordinated Notes held by non-affiliates would have to be extended to mature on August 31, 2013, and would receive cash interest at 12% per annum; and

5.	We agreed that the 22.7% of the Senior Subordinated Notes held by affiliates would be converted into shares of our common stock. At the same time, we requested an extension of the forbearance agreement to May 31, 2008, in order to provide the prospective purchaser and the new secured lender the time they required to complete their due diligence and documentation.
     In late January 2008, the six hedge funds responded with an alternative proposal for an extension of the forbearance arrangement. After reviewing this proposal with our counsel and W.Y. Campbell, we concluded that it would not be in the best interest of all of our creditors and equity holders to proceed with an extension on the terms proposed; further discussions on this matter were unproductive and, as a result, the forbearance agreement expired on January 24, 2008. Subsequent to the expiration, we continued our discussions with the six hedge funds and proposed a number of transactions for the restructuring of our debt, but each of these proposals was rejected. Ultimately, we determined that the best available method to effect a restructuring of our debt on terms that would be fair to all of our creditors and stockholders was to utilize the provisions of chapter 11 of the United States Bankruptcy Code.
     On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In connection with this petition, we obtained a financing package that we believe provides us more that adequate liquidity to operate our business without interruption throughout the term of the chapter 11 proceedings. This financing package consists of (1) an arrangement with our senior, secured lenders to freeze the loans under their revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to use the collections on our accounts receivable in the operation of our business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession (“DIP”) loan that matures on April 1, 2009. The arrangement with the senior, secured lenders provides for a continuation of our monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that our interest rates return to the original contractual rates. The DIP loan is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. At April 30, 2008, the DIP loan had been fully funded and we had approximately $8,000,000 of cash on hand.
     Upon the commencement of the chapter 11 proceedings, the interest rate on our Senior Subordinated Notes, which had been increased to 16% under the forbearance arrangement, was reduced to the contractual rate of 12%.
     We do not believe that we will need to utilize the provisions of the Bankruptcy Code to effect any significant operational restructuring or to eliminate or renegotiate any unprofitable executory contracts that are material to our business. Our operations are healthy and profitable and, although there can be no assurance, we expect that to continue throughout the term of chapter 11 proceedings. We have experienced no disruptions in our operations to date and, based upon discussions with a significant number of major suppliers and customers, we do not expect any such disruption during the term of the chapter 11 proceedings.
     Although there can be no assurance that we will be successful, our intent in filing for chapter 11 protection is to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that results in a significant reduction in our total indebtedness on a basis that is fair and equitable to all of our creditors and stockholders. We intend to file a plan of reorganization with the bankruptcy court no later that June 30, 2008, and hope to confirm that plan by September 30, 2008. We expect that our plan of reorganization will result in a significant reduction in our aggregate indebtedness by means of a conversion of a significant portion of our subordinated debt to equity at a valuation that is reflective of the offers that were received during the sale process. We also intend to retain all of our operations, including the medical business.
Major Customers
     Our largest customer is General Cable Corporation. During 2007, 2006, and 2005, net sales to General Cable totaled $9,436,000, $9,557,000, and $10,971,000, which represented 10.7%, 10.9%, and 11.3%, respectively, of our consolidated net sales and 12.7%, 12.6%, and 12.9%, respectively, of the Rubber Group’s net sales. During 2007, 2006, and 2005, net sales to Delphi Corporation totaled $8,505,000, $10,719,000, and $17,426,000, which represented 9.6%, 12.2%, and 18%, respectively, of our consolidated net sales. During 2007, 2006, and 2005, the Rubber Group’s net sales to Delphi Corporation totaled $7,381,000, $10,719,000, and $17,426,000, which represented 9.9%, 14.1%, and 20.5%, respectively, of the Rubber Group’s net sales. During 2007, the majority of the products we sold to Delphi were covered by supply contracts that expire on December 31, 2008 and 2009. In October 2005, Delphi filed for protection from its creditors under chapter 11 of the United States Bankruptcy Code. Our unpaid, prepetition accounts receivable from Delphi total approximately $360,000. In connection with its proposed chapter 11 plan, Delphi has proposed to assume our supply contracts and to pay substantially all of our prepetition accounts receivable in order to cure its defaults under those contracts. No other customer accounted for more than 10% of our consolidated net sales during 2007, 2006, or 2005. Loss of a significant amount of business from General Cable, Delphi, or any of our other large customers could have a material adverse effect on our results of operations and financial condition if that business were not replaced by additional business from existing or new customers. We believe that our reserve for uncollectible accounts receivable is adequate; however, our results of operations and financial condition could be materially adversely affected if any of our large customers experienced financial difficulties that caused them to delay or fail to make payments for goods sold to them.
Marketing and Sales
     Our marketing and sales effort is carried out by management personnel and account managers.
Raw Materials
     Our principal raw materials are silicone and organic rubber compounds and aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. We generally have had access to adequate amounts of each of our principal raw materials from a number of suppliers. During 2007 and 2006, price increases for our principal raw materials were generally not significant. During 2005, we experienced increased prices for most of our principal raw materials.
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
Research and Development
     During 2007, 2006, and 2005, we spent approximately $915,000, $1,093,000, and $931,000, respectively, on our research and development activities, which are primarily related to improving our manufacturing processes in order to reduce the cost and increase the quality of our products.
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

Employees
     We believe that our employee relations are generally good. The following table shows the number of employees at December 31, 2007, 2006, and 2005.

	December 31
	2007	2006	2005

Rubber Group	538	594	685
Metals Group	121	104	107
Corporate Office	7	8	5

	666	706	797

     At December 31, 2007, 2006, and 2005, employees at the Rubber Group included 224, 277, and 321 hourly workers at two plant locations that were subject to collective bargaining agreements, which expire on October 19, 2008, and December 11, 2008. Negotiations have not commenced regarding the extension of these agreements.
Discontinued Operations
     During 2005, we sold or liquidated all of the assets of our die casting business except its land and buildings. In this Form 10-K, the die casting business is reported as discontinued operations. For more information about the closing of the die casting business, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and to Note 13, “Discontinued Operations,” in the notes to our consolidated financial statements in Part II, Item 8. Unless otherwise indicated, the data set forth in this Form 10-K relate solely to our continuing operations.
Filings with the Securities and Exchange Commission
     We do not make available through a website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, or any amendments to those reports. We will furnish free of charge, upon written request to our President at 800 Third Avenue, 15th Floor, New York, NY 10022, a paper copy of the reports that we file with the Securities and Exchange Commission. The reports have been filed electronically with the Commission and are accessible on the Commission’s website at www.sec.gov.
Item 1A. RISK FACTORS
We are subject to risks associated with bankruptcy proceedings.
     On April 1, 2008, the Company filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code.
     We do not believe that we will need to utilize the provisions of the Bankruptcy Code to effect any significant operational restructuring or to eliminate or renegotiate any unprofitable executory contracts that are material to our business. Our operations are healthy and profitable and, although there can be no assurance, we expect that to continue throughout the term of chapter 11 proceedings. We have experienced no disruptions in our operations to date and, based upon discussions with a significant number of major suppliers and customers, we do not expect any such disruption during the term of the chapter 11 proceedings.

     Although there can be no assurance that we will be successful, our intent in filing for chapter 11 protection is to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that results in a significant reduction in our total indebtedness on a basis that is fair and equitable to all of our creditors and stockholders. We intend to file a plan of reorganization with the Bankruptcy Court no later that June 30, 2008, and hope to confirm that plan by September 30, 2008. We expect that our plan of reorganization will result in a significant reduction in our aggregate indebtedness by means of a conversion of a significant portion of our subordinated debt to equity. We also intend to retain all of our operations, including the medical business.
     The risks and uncertainties associated with the chapter 11 proceedings may have a material adverse effect on our results of operations and financial condition.
     Our consolidated financial statements have been presented on a “going concern basis,” as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to reorganize the Company is subject to risks and uncertainties. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.
We are dependent on a few major customers.
     In 2007, the three largest customers of the Rubber Group accounted for 30.5% of the Rubber Group’s net sales, and the three largest customers of the Metals Group accounted for 55.2% of the Metals Group’s net sales. Loss of a significant amount of business from any of our large customers would have a material adverse effect on our results of operations and financial condition if such business were not substantially replaced by additional business from existing or new customers. Additionally, our results of operations and financial condition could be materially adversely affected if any of our large customers experienced financial difficulties that caused them to delay, or fail to make, payments for goods sold to them.
We are highly dependent on the automotive industry.
     Net sales to customers in the automotive industry represented approximately 78.5%, 83.6%, and 86.3% of our consolidated net sales in 2007, 2006, and 2005, respectively. Approximately 40.5% of our net sales in 2007 were to companies that supply electrical wiring and ignition systems to manufacturers of new cars and trucks. Sales to these customers are in part tied to the rate of sales of new vehicles. Further declines in new vehicle sales could have an adverse effect on our results of operations and financial condition.
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

A lack of effective internal control over financial reporting may result in an inability to accurately report our financial results.
     In connection with management’s evaluation of our internal control over financial reporting, management identified significant deficiencies that, in the aggregate, constitute a material weakness. Our management concluded that we have incomplete documentation of the internal control system, we lack a procedure for documenting certain internal control activities, interdivisional internal control duties are not completely segregated, and we have been unable to test the operational effectiveness of our internal control over financial reporting. A failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports. For more information on our internal controls over financial reporting, please refer to “Controls and Procedures” in Part II, Item 9A(T).
We may not be able to remediate the material weakness in our internal control over financial reporting.
     Although its is our intention to remediate the material weakness in our internal control over financial reporting, on April 1, 2008, we filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. Because of the additional demands placed on our limited number of accounting professionals due to the bankruptcy filing and the substantial financial resources required to remediate the deficiencies noted above, we may not be able to remediate these weaknesses prior to the initial audit of our internal control over financial reporting by a registered public accounting firm. If we are unable to remediate the weaknesses prior to this audit, we will encounter difficulties in the audit of our internal controls by our outside independent auditors, which may have an adverse effect on our ability to prepare financial statements in accordance with U.S. generally accepted accounting principles and to comply with the reporting requirements of the Securities and Exchange Commission. For more information on our internal controls over financial reporting, please refer to “Controls and Procedures” in Part II, Item 9A(T).
Part of our labor force is unionized.
     At December 31, 2007, employees at the Rubber Group included a total of 224 hourly workers at two plant locations that were subject to collective bargaining agreements, which expire on October 19, 2008, and December 11, 2008. We cannot assure you that our existing union contracts will be successfully renegotiated when they expire. Negotiations have not commenced regarding the extension of those agreements. If we were to experience a strike or work slowdown, it would have a material adverse effect on our results of operations and financial condition.
Our major customers may be subject to labor interruptions.
     Many of our customers and the three Detroit-based automobile manufacturers have union contracts with various unions. Protracted strikes or work slowdowns at our customers or at any of the Detroit-based automobile manufacturers could have a material adverse effect on our results of operations and financial condition.
We are vulnerable to fluctuations in the cost and supply of raw materials.
     We purchase raw materials from various suppliers. While all of our raw materials are available from a number of suppliers, commodity raw materials are subject to fluctuations in price. Because raw materials in the aggregate constitute approximately 36% of our cost of goods sold, upward movement of raw material prices could have a material adverse effect on our results of operations. We have generally been successful in passing through to our customers increases in the prices of raw materials, although price increases to our customers have typically lagged behind the price increases from our suppliers. We attempt to minimize the effect of raw material price increases by seeking other sources of supply, substituting alternative materials, and reformulating compounds.
     We have not experienced any disruption in our production as a result of raw material shortages, but, if any such shortage were to occur, it could have a material adverse effect on our results of operations and financial condition.
We are subject to numerous environmental laws and regulations.
     Our past and present business operations and our ownership and operation of real property are subject to extensive and changing environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes, including hazardous wastes, and the protection of the environment. Some of our existing and former locations use and have used substances and generate or have generated or disposed of wastes that are or may be considered hazardous or otherwise are subject to applicable environmental requirements. In addition, we utilize storage tanks and bulk containers for petrochemicals and other substances at our facilities. Based on our experience to date, we do not expect environmental claims or the costs of compliance with federal, state, and local, environmental laws and regulations to have a material impact on our capital expenditures, operating results, or financial condition. We cannot assure you, however, that the discovery of presently unknown environmental conditions, changes in environmental laws and regulations or their interpretation, or other unanticipated events will not give rise to expenditures or liabilities that may have a material adverse effect on our results of operations and financial condition.
We may be subject to product liability claims and litigation.
     Our business exposes us to potential product liability. Many of the components manufactured and sold by us are designed to be used for long periods of time. Component failures, manufacturing flaws, design defects, or inadequate disclosure of product-related risks with respect to our components or the products in which they are incorporated could result in product failure or an unsafe condition or injury to, or death of, consumers. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, our components or the products in which they are incorporated. We cannot assure you that the product liability insurance maintained by us would be available or sufficient to satisfy all claims against us or that we will be able to obtain insurance in the future at satisfactory rates, in adequate amounts, or at all. Future product liability claims, regardless of their ultimate outcome, or product recalls could result in costly litigation and could have a material adverse effect on our results of operations and financial condition and could damage our reputation and limit our ability to attract and retain customers.
Self-insurance may subject us to possible liability that may be partially or completely uninsured.
     We maintain insurance coverage for many aspects of our business and operations. Based on our evaluation of the various risks to which we may be exposed, we retain all or a portion of the liability for potential losses because of various deductibles, coverage limits, and retentions. Although there can be no assurance that we will be successful in our efforts, we attempt to limit our liability through, among other things, the ongoing training and education of our employees, the implementation of safety programs, the ongoing testing and evaluation of the safety and suitability of our workplace environments, the development of sound business practices, and the exercise of care and judgment in the negotiation of contracts with our customers. However, we cannot assure you that we will be successful in our efforts to limit our liability.
We are subject to interest rate changes.
     At December 31, 2007, we had a total of $33,821,000 of outstanding floating-rate debt at interest rates equal to either the London Interbank Offered Rate (“LIBOR”) or the prime rate plus a fixed interest component. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds.
Item 2. PROPERTIES
     The following table shows the locations and square footage of our manufacturing facilities at December 31, 2007:

Square
Feet

Rubber Group:
Jasper, Georgia	100,000
North Canton, Ohio	42,000
Vienna, Ohio	64,000
Rock Hill, South Carolina	61,000

Total Rubber Group	267,000

Metals Group:
Rochester, New York	60,000

Total Company	327,000

     All of our plants are general manufacturing facilities suitable for our operations. We believe that our facilities are adequate to meet our current operating needs. All of our manufacturing facilities are owned by us, and all are encumbered by mortgages.
     We occupy, in the aggregate, 4,000 square feet of office space for corporate executive and administrative purposes. We lease an office in Cleveland, Ohio, and reimburse an affiliate for the cost of leasing an office in New York City.
     The manufacturing facility that was utilized by our discontinued die casting business is located in Lakewood, New York, has 93,000 square feet of space, and is being held for sale. The facility is currently leased to a third party for $159,000 per annum. The lessee has an option to purchase the facility for $1,590,000. We also own a 10,000 square foot building in Lakewood, New York, that is vacant and available for sale.
     We own approximately 18 acres of land bordering State Route 515 in Ellijay, Georgia. This land, which was acquired as a potential plant site, is currently being graded so that it will be more suitable for industrial or commercial development. The property has a book value of $813,000 and an appraised value of $4,200,000 as of March 27, 2006. Additionally, we own six abutting residential lots, comprising approximately 7 acres.

Item 3. LEGAL PROCEEDINGS
     On April 1, 2008, we filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under the provisions of chapter 11 of the United States Bankruptcy Code (Case No. 08-11153). We will continue to operate our businesses and manage our properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
     In connection with the chapter 11, we filed a motion seeking Bankruptcy Court approval of (a) an arrangement pursuant to which we are permitted to use the cash in our various bank accounts and cash receipts in respect of our accounts receivable, all of which are part of the collateral securing our senior, secured financing arrangements, in return for certain adequate protection, and (b) an unsecured, super-priority, debtor-in-possession (“DIP”) credit agreement, among us, as borrowers, and Lubin Partners LLC, William B. Conner, and ORA Associates LLC, as lenders. The DIP credit agreement provides for an unsecured, super-priority loan of $4,000,000. Michael A. Lubin, the Chairman of the Board, co-principal executive officer, and nominee for director of the Company, is the managing member of Lubin Partners LLC. Mr. Conner is a director and nominee for director of the Company. Mr. Lubin is a creditor and stockholder of the Company and Mr. Conner is a stockholder of the Company. The cash collateral and proceeds of the loans under the DIP credit agreement will be used by us for working capital, capital expenditures, and other general corporate purposes of ours and for the costs of administration of the chapter 11. The arrangement for the use of cash collateral and the DIP credit agreement contain certain financial and other covenants and certain events of default. On April 2, 2008, the Court issued an order authorizing us to utilize up to $2,000,000 under the DIP credit agreement. On April 17, 2008, the Court issued a final order authorizing us to obtain DIP loans in the aggregate amount of $4,000,000.
     In addition, we are subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. It is our policy to record accruals for claims and legal proceedings when we consider a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may in the future be a party are at various stages of completion. Although there can be no assurance as to the outcome of existing or potential litigation, we currently believe, based upon the information available to us, that the outcome of those actions will not have a material adverse effect upon our results of operations or financial condition.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We did not submit any matters to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5. MARKET FOR OUR COMMON STOCK AND OTHER STOCKHOLDER MATTERS
     Our common stock is traded in the over-the-counter market through the Pink Sheets. At March 27, 2008, there were approximately 575 holders of record of our common stock. Trading in shares of our common stock is limited. During 2007 and 2006, certain trading data for our stock was available on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. (NASD). The following table sets forth prices at which transactions in our common stock were reported on the OTC Bulletin Board. Additional trading data can be found at the NASD website, www.nasdaq.com.

	Years Ended December 31
	2007		2006
	High	Low	High	Low

First quarter	$0.41	$0.10	$0.80	$0.67
Second quarter	$0.70	$0.13	$1.01	$0.60
Third quarter	$0.80	$0.60	$0.90	$0.70
Fourth quarter	$0.70	$0.25	$0.80	$0.41
     These prices reflect inter-dealer prices and may not necessarily represent actual transactions. We are not able to determine whether retail markups, markdowns, or commissions were included in the above prices. We believe that eight brokerage firms currently make a market in our common stock, although both bid and asked quotations may be limited.
     We have not paid dividends on our common stock since 1979, and we have no current plans to reinstate the payment of dividends. In addition, agreements defining the rights of the holders of our debt currently restrict us from paying cash dividends on our common stock. At December 31, 2007, we were in arrears in the payment of five quarterly dividends in the aggregate amount of $33,000 on our $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), and we are in arrears with respect to the redemption of all of the outstanding Series B Preferred Stock for an aggregate redemption price of $660,000, representing the scheduled redemptions for 2000 through 2007.

Performance Graph
     The following graph compares the five year cumulative total return on our common stock to the total returns on the Standard & Poor’s 500 Stock Index, the NASDAQ (National Stocks Data and Automated Quotes) Composite Index, and the NASDAQ Industrial Index. The graph shows the growth of a $100 investment in our common stock and each of the above indices on December 31, 2002, and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock or the referenced indices.

	2002	2003	2004	2005	2006	2007
Lexington Precision Corporation	100.00	150.94	113.21	132.08	77.36	47.17
S&P 500 Index	100.00	128.69	142.69	149.70	173.34	182.86
NASDAQ Composite Index	100.00	150.02	162.90	165.14	180.87	198.61
NASDAQ Industrial Index	100.00	155.74	180.41	180.63	203.01	211.58
     For information on “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” please refer to Part III, Item 12.

Equity Compensation Plan Information
     The following table sets forth information about our equity compensation plans at December 31, 2007 (share amounts in thousands):

		Weighted-average	Shares of common stock
	Shares of common stock to	exercise price of	remaining available for
	be issued upon exercise	outstanding	future issuance under
	of outstanding options,	options,	equity compensation
	warrants and rights	warrants and rights	plans

Equity compensation plans approved by security holders	—	$ NA	310
Equity compensation plans not approved by security holders	—	NA	—

Total	—	$ NA	310

Item 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial data, including the reconciliation of income or loss from continuing operations to earnings from continuing operations before interest, taxes, depreciation, amortization, and other non-operating items of income or expense (“EBITDA”) and the reconciliation of EBITDA to net cash provided by our operating activities, for each of the years in the five-year period ended December 31, 2007 (dollar amounts in thousands, except per share amounts). The financial data has been derived from our consolidated financial statements, which have been audited by Malin, Bergquist & Company, LLP (2007) and Ernst & Young LLP (2003 through 2006), independent registered public accounting firms. This information is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our consolidated financial statements in Part II, Item 8.

	Years Ended December 31
	2007		2006	2005	2004	2003
Summary of operations:

Net sales	$88,408		$87,901	$96,842	$110,353	$113,231
Cost of sales	76,529		77,159	87,369	98,304	99,773

Gross profit	11,879		10,742	9,473	12,049	13,458
Selling and administrative expenses	7,204	(1)	6,658	6,747	7,383	7,904
Gain on sale of assets held for sale	—		—	(1,671)	—	—
Impairment of goodwill	—		—	—	—	47

Income from operations	4,675		4,084	4,397	4,666	5,507
Other income (expense):
Interest expense (2)	(11,339	)(3)	(10,943)	(9,200)	(8,662)	(6,980)
Gain on repurchase of debt	—		—	77	8,598	—

Income (loss) from continuing operations before income tax	(6,664)		(6,859)	(4,726)	4,602	(1,473)
Income tax provision (benefit)	6		18	(299)	(196)	76

Income (loss) from continuing operations	(6,670)		(6,877)	(4,427)	4,798	(1,549)
Income (loss) from discontinued operations	(289)		(472)	644	(3,208)	(4,653)
Cumulative effect of change in accounting principle	—		—	—	—	(247)

Net income (loss)	$(6,959)		$(7,349)	$(3,783)	$1,590	$(6,449)

Net income (loss) per diluted common share	$(1.41)		$(1.49)	$(0.77)	$0.32	$(1.36)

(continued on next page)

(continued from prior page)

	Years Ended December 31
	2007	2006	2005	2004	2003
Other data (continuing operations):

Reconciliation of income (loss) from continuing operations to EBITDA from continuing operations:

Income (loss) from continuing operations	$(6,670)	$(6,877)	$(4,427)	$4,798	$(1,549)
Adjustments:
Depreciation and amortization included in income from continuing operations	6,437	7,295	8,374	8,444	8,955
Gain on repurchase of debt	—	—	(77)	(8,598)	—
Interest expense	11,339	10,943	9,200	8,662	6,980
Income tax provision (benefit)	6	18	(299)	(196)	76

EBITDA from continuing operations (4)	11,112	11,379	12,771	13,110	14,462

Adjustments to reconcile EBITDA to net cash provided by operating activities:
Interest expense	(11,339)	(10,943)	(9,200)	(8,662)	(6,980)
Amortization and write-off of deferred financing expenses included in interest expense	1,249	3,078	1,315	1,098	610
Interest expense converted to debt	—	—	—	—	3,953
Impairment of goodwill	—	—	—	—	47
Income tax (provision) benefit	(6)	(18)	299	196	(76)
Gain on sale of assets held for sale	—	—	(1,671)	—	—
Net change in operating assets and liabilities	4,420	(940)	3,628	1,326	1,454

Net cash provided by operating activities	$5,436	$2,556	$7,142	$7,068	$13,470

Net cash provided (used) by investing activities	$(2,741)	$(2,628)	$683	$(6,085)	$(4,778)

Net cash provided (used) by financing activities	$(2,333)	$621	$(11,212)	$(580)	$(7,830)

Capital expenditures (5)	$2,664	$2,661	$3,330	$6,057	$5,686

	December 31
	2007	2006	2005	2004	2003
Financial position (6):

Current assets	$21,877	$20,222	$22,396	$28,907	$30,101
Current liabilities	87,771	82,211	41,092	35,777	37,687

Net working capital deficit	$(65,894)	$(61,989)	$(18,696)	$(6,870)	$(7,586)

Total assets	$52,367	$54,440	$62,343	$78,377	$83,687

Long-term debt, excluding current portion	$5	$406	$41,545	$58,949	$63,681

Total stockholders’ deficit	$(35,941)	$(28,991)	$(21,656)	$(17,875)	$(19,492)
(footnotes on next page)

(footnotes for the table on prior pages)

(1)	Selling and administrative expenses for 2007 include $698,000 of expenses incurred in connection with the Company’s efforts to refinance or restructure its indebtedness.

(2)	Includes the amortization and write-off of deferred financing expenses of $1,249,000, $3,078,000, $1,315,000, $1,098,000, and $610,000 in 2007, 2006, 2005, 2004, and 2003, respectively.

(3)	Interest expense for 2007 includes $698,000 of default interest expense on our secured debt, $1,279,000 of forbearance interest expense on our Senior Subordinated Notes, and $390,000 of interest on the interest payments that we failed to make on the Senior Subordinated Notes in 2006 and 2007.

(4)	EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with GAAP. For more information on the use of EBITDA as a financial measure, please refer to our discussion of EDITDA in “Results of Operations — Comparison of 2007, 2006, and 2005” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

(5)	Includes $28,000 of equipment purchased under capital leases in 2007. Includes $157,000 of equipment acquired with seller-provided financing in 2006.

(6)	Data includes assets and liabilities of discontinued operations.

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
     Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:
•	our ability to operate pursuant to the terms of our debtor-in-possession credit arrangements;

•	our ability to obtain court approval with respect to motions in the chapter 11 proceedings;

•	our ability to develop, confirm, and consummate a plan of reorganization with respect to the chapter 11 proceedings;

•	increases and decreases in business awarded to us by our customers;

•	unanticipated price reductions for our products as a result of competition;

•	changes in the cost of raw materials;

•	strength or weakness in the North American automotive market;

•	changes in the competitive environment;

•	unanticipated operating results;

•	changes in economic conditions;

•	changes in interest rates;

•	financial difficulties encountered by our customers or suppliers;

•	the filing of chapter 11 by one or more of our customers or suppliers;

•	labor interruptions at our facilities or at our customers’ or suppliers’ facilities;

•	our ability to develop adequate policies regarding and testing of internal control over financial reporting; and

•	other risks and uncertainties regarding the Company and its industry identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including the risk factors identified in its annual report on Form 10-K for the year ended December 31,

2006, and in its quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2007.
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
Results of Operations — Comparison of 2007, 2006, and 2005
     Unless otherwise indicated, the data set forth below in this Item 7 relate solely to our continuing operations.
     The following table sets forth our consolidated operating results for 2007, 2006, and 2005, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash used by our operating activities for those periods. EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with GAAP. We have presented EBITDA here and elsewhere in this Form 10-K because (a) we believe that this measure enhances the ability of our investors to evaluate our ability to satisfy our interest and principal obligations with respect to our outstanding indebtedness, (b) management uses EBITDA as a supplemental measure to evaluate the operating performance of our business and believes that it provides a useful measure for comparing period to period performance among our business units because it does not include period to period fluctuations in taxes, interest costs, costs associated with capital investments, and other non-operating items, and (c) because certain financial covenants in our secured credit agreements are calculated using variations of EBITDA. Nevertheless, EBITDA has material limitations when used as a measurement of performance, including the following:
1.	EBITDA excludes interest expense. Cash interest payments represent a reduction in cash available to us, and accruals for interest expense represent an obligation to pay cash interest in the future.

2.	EBITDA excludes provisions for taxes. Cash payments of taxes represent a reduction in cash available to us, and accruals for non-cash taxes represent an obligation to pay cash taxes in the future.

3.	EBITDA excludes depreciation and amortization related to buildings, equipment, and tooling. Although depreciation and amortization are non-cash charges, they represent the using up, over a projected period, of assets that produce revenue. EBITDA does not reflect the capital expenditures required for the replacement of these depreciated assets.

4.	EBITDA does not reflect cash provided or used as a result of changes in our working capital.

5.	Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies, including companies in our industry; as the number of differences in the definition of EBITDA increases, the usefulness of EBITDA as a comparative measure decreases. The definition of EBITDA used here is different from the definition of EBITDA used to calculate compliance with the financial covenants in our secured loan agreements.
     To compensate for the shortcomings of EBITDA as a financial measure, it is important to use financial data derived under GAAP. In particular, we monitor gross profit and operating profit in dollars and as a percentage of net sales and net cash provided by operating activities. In addition, when setting prices for components that we manufacture, we use a cost system that calculates the gross profit margin of each component.

     Also included in the table are the net cash flows provided or used by our investing activities and financing activities. (Dollar amounts in thousands.)

	Years Ended December 31
	2007		2006		2005

Net sales	$88,408	100.0%	$87,901	100.0%	$96,842	100.0%

Cost of sales	76,529	86.6	77,159	87.8	87,369	90.2

Gross profit	11,879	13.4	10,742	12.2	9,473	9.8

Selling and administrative expenses	7,204	8.1	6,658	7.6	6,747	7.0

Gain on sale of assets held for sale	—	—	—	—	1,671	1.7

Income from operations	4,675	5.3	4,084	4.6	4,397	4.5

Interest expense	(11,339)	(12.8)	(10,943)	(12.4)	(9,200)	(9.5)

Gain on repurchase of debt	—	—	—	—	77	0.1

Loss before income taxes	(6,664)	(7.5)	(6,859)	(7.8)	(4,726)	(4.9)

Income tax provision (benefit)	6	—	18	—	(299)	(0.3)

Loss from continuing operations	(6,670)	(7.5)	(6,877)	(7.8)	(4,427)	(4.6)

Add back:
Depreciation and amortization (1)	6,437	7.3	7,295	8.3	8,374	8.7
Gain on repurchase of debt	—	—	—	—	(77)	(0.1)
Interest expense	11,339	12.8	10,943	12.4	9,200	9.5
Income tax provision (benefit)	6	—	18	—	(299)	(0.3)

EBITDA	11,112	12.6	11,379	12.9	12,771	13.2

Adjustments to reconcile EBITDA to net cash provided by operating activities:
Interest expense	(11,339)	(12.8)	(10,943)	(12.4)	(9,200)	(9.5)
Amortization and write-off of deferred financing expenses included in interest expense	1,249	1.4	3,078	3.5	1,315	1.4
Income tax (provision) benefit	(6)	—	(18)	—	299	0.3
Gain on sale of assets held for sale	—	—	—	—	(1,671)	(1.7)
Net change in operating assets and liabilities	4,420	5.0	(940)	(1.1)	3,628	3.7

Net cash provided by operating activities	$5,436	6.1%	$2,556	2.9%	$7,142	7.4%

Net cash provided (used) by investing activities	$(2,741)	(3.1)%	$(2,628)	3.0%	$683	0.7%

Net cash provided (used) by financing activities	$(2,333)	(2.6)%	$621	0.7%	$(11,212)	(11.6)%
(footnote on following page)

(footnote for table on prior page)

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $1,249,000, $3,078,000, and $1,315,000, in 2007, 2006, and 2005, respectively, and which is included in interest expense in the consolidated financial statements.
     The following table presents a summary of our net sales by type of product in which our components are utilized (dollar amounts in thousands):

	Years Ended December 31
	2007		2006		2005

Automotive	$69,430	78.5%	$73,464	83.6%	$83,577	86.3%
Medical	15,928	18.0	11,039	12.6	9,989	10.3
Industrial	1,549	1.8	1,623	1.8	1,429	1.5
Other	1,501	1.7	1,775	2.0	1,847	1.9

Total net sales	$88,408	100.0%	$87,901	100.0%	$96,842	100.0%

     Our net sales for 2007 were $88,408,000, compared to net sales of $87,901,000 for 2006, an increase of $507,000, or 0.6%. The increase in net sales was principally a result of increased unit sales of metal components and of rubber components used in medical devices, offset, by decreased unit sales of rubber components for the automotive industry. EBITDA for 2007 was $11,112,000, or 12.6% of net sales, compared to EBITDA of $11,379,000, or 12.9% of net sales, for 2006. The change in EBITDA reflected a $915,000 increase in EBITDA at the Metals Group, a $395,000 decrease in EBITDA at the Rubber Group, and a $787,000 decrease in EBITDA at the Corporate Office.
     During 2006, our net sales decreased $8,941,000, or 9.2%, compared to 2005. The decrease in net sales was principally a result of decreased unit sales of rubber components for the automotive industry, offset, in part, by increased unit sales of metal components and of rubber components used in medical devices, and price increases on selected products. EBITDA for 2006 was $11,379,000, or 12.9% of net sales, compared to EBITDA of $12,771,000, or 13.2% of net sales, for 2005. The change in EBITDA reflected a $163,000 decrease in EBITDA at the Rubber Group, a $1,248,000 decrease in EBITDA at the Metals Group, and a $19,000 increase in EBITDA at the Corporate Office.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for 2007, 2006, and 2005.

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
     The following table sets forth the operating results of the Rubber Group for 2007, 2006, and 2005 and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Years Ended December 31
	2007		2006		2005

Net sales	$74,587	100.0%	$76,090	100.0%	$84,884	100.0%
Cost of sales	63,039	84.5	64,772	85.1	74,719	88.0

Gross profit	11,548	15.5	11,318	14.9	10,165	12.0
Selling and administrative expenses	3,573	4.8	3,676	4.9	3,702	4.4
Gain on sale of assets held for sale	—	—	—	—	571	0.7

Income from operations	7,975	10.7	7,642	10.0	7,034	8.3
Add back: depreciation and amortization	5,727	7.7	6,455	8.5	7,226	8.5

EBITDA	$13,702	18.4%	$14,097	18.5%	$14,260	16.8%

     During 2007, total net sales of the Rubber Group decreased by $1,503,000, or 2%, compared to 2006. Net sales to automotive customers decreased by $6,141,000, or 9.6%, to $57,833,000, net sales to medical device manufacturers increased by $4,889,000, or 44.3%, to $15,928,000, and all other net sales decreased by $251,000, or 23.3%, to $826,000. The three largest customers of the Rubber Group accounted for 30.5%, 36.5%, and 42.9% of the Rubber Group’s net sales during 2007, 2006, and 2005, respectively.
     The increase in net sales of medical components was primarily due to the sale of components to a medical device manufacturer that began purchasing production parts from us in January of 2007.
     The decrease in net sales to automotive customers was primarily due to decreased unit sales to original equipment manufacturers of connector seals for automotive wire harnesses, components for use in automotive computer control modules, and insulators for automotive ignition-wire sets, which we believe resulted primarily from production cutbacks by Detroit-based automakers, and decreased unit sales of insulators to manufacturers of aftermarket automotive ignition-wire sets primarily due to the decision of a large customer to reduce their on-hand inventory.
     Cost of sales as a percentage of net sales decreased to 84.5% of net sales during 2007, compared to 85.1% of net sales during 2006, primarily due to improved product mix, lower depreciation and amortization expense, and lower employee benefit expenses.

     Selling and administrative expenses of the Rubber Group expressed as a percentage of net sales decreased to 4.8% of net sales during 2007, compared to 4.9% during 2006, primarily because of reduced employee wage and benefit expenses.
     During 2007, income from operations totaled $7,975,000, an increase of $333,000, or 4.4%, compared to 2006. EBITDA for 2007 was $13,702,000, or 18.4% of net sales, compared to $14,097,000, or 18.5% of net sales, for 2006.
     During 2006, net sales of the Rubber Group decreased by $8,794,000, or 10.4%, compared to 2005. Net sales to automotive customers decreased by $9,747,000, or 13.2%, to $63,974,000, net sales to medical device manufacturers increased by $1,050,000, or 10.5%, to $11,039,000, and all other net sales decreased by $97,000, or 8.3%, to $1,077,000.
     The decrease in net sales to automotive customers was primarily due to (1) the in-sourcing by Delphi Corporation of certain connector seals that were previously manufactured by us, (2) the resourcing by Delphi during the fourth quarter of 2005 of two high-volume components unrelated to our connector seal business as a result of price increases instituted by us, (3) decreased unit sales of connector seals for automotive wire harnesses, which we believe resulted primarily from market share losses and third and fourth quarter production cutbacks by Detroit-based automakers, (4) reduced unit sales to original equipment manufacturers of insulators for automotive ignition-wire sets due to the end of the product life-cycle of certain components, the loss of certain business by one of our customers, and third and fourth quarter production cutbacks by Detroit-based automakers, (5) reduced unit sales of insulators to manufacturers of aftermarket automotive ignition-wire sets primarily due to the loss of business by one of our customers, and (6) price reductions on certain components. The factors reducing sales were partially offset by price increases on certain components. During 2006, the Rubber Group’s net sales to Delphi totaled $10,719,000, a decrease of $6,707,000, or 38.5%, compared to net sales of $17,426,000 during 2005.
     Cost of sales as a percentage of net sales decreased to 85.1% of net sales during 2006, compared to 88% of net sales during 2005, primarily due to (1) the closing and sale, during 2005, of our unprofitable manufacturing facility in LaGrange, Georgia, and the consolidation of our connector seal production in Vienna, Ohio, (2) price increases on certain of our components, (3) reduced expenses related to scrap, (4) reduced consulting fees, (5) lower depreciation and amortization expense, and (6) a reduction in the operating loss at our captive tool making facility. The factors reducing cost of sales as a percentage of net sales were partially offset by (a) price reductions on certain components, (b) the under-absorption of fixed or partially fixed manufacturing overhead during a period of reduced sales volume, and (c) expenses related to the roll-out of new medical components.
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
     During 2005, we sold our facility in LaGrange, Georgia, which was part of our connector seals business, for net proceeds of $1,882,000 and recorded a pre-tax gain on the sale of $571,000. Excluding the gain on the sale of the LaGrange facility, losses from operations of the LaGrange facility totaled $1,667,000 during 2005, including $633,000 of expenses related to the closure of the facility.

     Metals Group
     The Metals Group manufactures machined metal components primarily for automotive industry customers from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks.
     The following table sets forth the operating results of the Metals Group for 2007, 2006, and 2005 and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Years Ended December 31
	2007		2006		2005

Net sales	$13,821	100.0%	$11,811	100.0%	$11,958	100.0%
Cost of sales	13,490	97.6	12,387	104.9	12,650	105.8

Gross profit (loss)	331	2.4	(576)	(4.9)	(692)	(5.8)
Selling and administrative expenses	523	3.8	669	5.6	723	6.0
Gain on sale of assets held for sale	—	—	—	—	1,100	9.2

Loss from operations	(192)	(1.4)	(1,245)	(10.5)	(315)	(2.6)
Add back: depreciation and amortization	682	4.9	820	6.9	1,138	9.5

EBITDA	$490	3.5%	$(425)	(3.6)%	$823	6.9%

     During 2007, net sales of the Metals Group increased by $2,010,000, or 17%, compared to 2006, primarily as a result of sales to new customers. The three largest customers of the Metals Group accounted for 55.2%, 51.2%, and 61.1% of the Metals Group’s net sales during 2007, 2006, and 2005, respectively.
     Cost of sales as a percentage of net sales decreased to 97.6% during 2007 from 104.9% during 2006, primarily because of (1) improved production efficiencies, (2) improved absorption of fixed or partially fixed manufacturing overhead during a period of increasing net sales, (3) lower depreciation expense, and (4) reduced material costs as a percentage of net sales.
     Selling and administrative expenses of the Metals Group decreased from $669,000 during 2006 to $523,000 during 2007, primarily because of a reduction in headcount.
     During 2007, the loss from operations was $192,000, compared to a loss from operations of $1,245,000 during 2006. EBITDA for 2007 was positive $490,000, compared to negative $425,000 for 2006.
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
     During 2006, the loss from operations was $1,245,000, compared to a loss from operations of $315,000 during 2005, which included the one-time gain of $1,100,000 on the sale of our land and building in Casa Grande, Arizona. EBITDA for 2006 was negative $425,000 compared to positive $823,000 for 2005. Excluding the gain on the sale of the Casa Grande, Arizona, facility, the loss from operations for 2005 was $1,415,000, and EBITDA was negative $277,000.
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
     The following table sets forth the operating results of the Corporate Office for 2007, 2006, and 2005 and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Years Ended December 31
	2007	2006	2005
Loss from operations	$(3,108)	$(2,313)	$(2,322)
Add back: depreciation and amortization (1)	28	20	10

EBITDA	$(3,080)	$(2,293)	$(2,312)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $1,249,000, $3,078,000, and $1,315,000, in 2007, 2006, and 2005, respectively, and which is included in interest expense in the consolidated financial statements.
     During 2007, corporate administrative expenses increased by $795,000, compared to 2006, primarily because we incurred expenses of $698,000 in connection with our efforts to refinance, restructure, or repay our senior, secured debt and Senior Subordinated Notes as more fully discussed in the section titled “Liquidity and Filing of Chapter 11” in this Part II, Item 7. The balance of the increase in cost was primarily due to higher premiums for liability insurance.
     Corporate Office expenses were essentially unchanged in 2006, compared to 2005.
      Discontinued Operation
     The results of operations, assets, liabilities, and cash flows of our former die casting business have been classified as discontinued operations in the consolidated financial statements.

     Interest expense allocated to discontinued operations totaled $168,000, $178,000, and $262,000 for 2007, 2006, and 2005, respectively.
     During 2007 and 2006, we increased our provision for environmental remediation by $87,000 and $255,000, respectively, to cover the current and projected cost of certain environmental remediation at the former die casting business’s manufacturing facility. On March 7, 2007, the State of New York Department of Environmental Conservation informed us that it intended to commence the process to classify it as a Class 4 Site under the State of New York Environmental Conservation Law, which would mean that the site was properly closed and only required continued monitoring.
     The following table summarizes certain operating data of discontinued operations for 2007, 2006, and 2005 (dollar amounts in thousands):

	Years Ended December 31
	2007	2006	2005

Net sales	$—	$—	$3,381

Income (loss) from operations before increase in carrying value of assets held for sale and gain on the sale of assets	$(121)	$(294)	$130
Increase in carrying value of assets held for sale	—	—	542
Gain on sale of assets	—	—	568

Income (loss) from discontinued operations	(121)	(294)	1,240
Allocated interest expense	168	178	262

Income (loss) from discontinued operations before income taxes	(289)	(472)	978
Income tax provision (1)	—	—	334

Income (loss) from discontinued operations	$(289)	$(472)	$644

(1)	The income tax provision in 2005 was offset by an income tax benefit recorded in continuing operations. Income tax benefits in 2007 and 2006 were offset by provisions for valuation allowances.

     Interest Expense
     A breakdown of interest expense for 2007, 2006, and 2005 is set forth below (dollar amounts in thousands):

	Years Ended December 31
	2007	2006	2005
Contractual interest rates:
Senior, secured loans	$3,698	$3,334	$2,903
Senior Subordinated Notes	4,101	4,101	4,101
All other	92	525	1,143

Subtotal	7,891	7,960	8,147

Incremental interest rates:
Senior, secured loans — default or forbearance premium	698	62	—
Senior Subordinated Notes — forbearance premium	1,279	—	—
Senior Subordinated Notes — interest on missed interest payments	390	21	—

Subtotal	2,367	83	—

Costs and fees, including amortization and write-off of deferred financing costs	1,249	3,078	1,315

Total interest expense	11,507	11,121	9,462

Less: Interest expense allocated to discontinued operations	168	178	262

Interest expense related to continuing operations	$11,339	$10,943	$9,200

     The average amount of debt outstanding in 2007, 2006, and 2005 was $72,377,000, $69,736,000, and $73,832,000, respectively. In 2007, 2006, and 2005 cash interest payments were $4,431,000, $6,749,000, and $8,196,000, respectively. For more information about the status of our senior, secured debt and our Senior Subordinated Notes, please refer to the discussion under the section titled “Liquidity and Filing of Chapter 11” in this Part II, Item 7.
     Gain on the Repurchase of Debt
     During 2005, we repurchased $133,000 principal amount of Senior Subordinated Notes together with accrued interest thereon of $97,000, for $153,000 and recorded a pre-tax gain of $77,000.
     Income Tax Provision
     The income tax provisions recorded in 2007 and 2006 consisted of estimated state income taxes. The federal income tax benefit recognized by our continuing operations in 2005 resulted from the recognition of an offsetting amount of federal income tax expense by the Company’s discontinued operations in 2005. For additional information concerning income taxes and related matters, see Note 7, “Income Taxes,” in the notes to our consolidated financial statements in Part II, Item 8.

Liquidity and Capital Resources
     Operating activities
     During 2007, operating activities of our continuing operations provided net cash of $5,436,000. Accounts receivable increased by $1,256,000 during 2007, primarily because (1) outstanding billings for sales of tools and automation equipment increased by $398,000, from $270,000 at December 31, 2006, to $668,000 at December 31, 2007, and (2) a number of automotive and medical customers increased the time they took to remit payment for their invoices. Inventories increased by $543,000. Accrued interest expense increased by $5,824,000 because of additional accruals of interest on our Senior Subordinated Notes and Junior Subordinated Note.
     Net cash used by operating activities of our discontinued operations totaled $158,000.
     Investing Activities
     During 2007, investing activities of our continuing operations used net cash of $2,741,000. Capital expenditures during 2007 attributable to the Rubber Group, the Metals Group, and the Corporate Office, including $28,000 of equipment purchased under capital leases, totaled $2,068,000, $519,000, and $77,000, respectively. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $3,010,000, $511,000, and $10,000, respectively, for the year ending December 31, 2008. At December 31, 2007, we had approximately $113,000 of unrecorded commitments outstanding to purchase equipment.
     Financing Activities
     During 2007, our financing activities used net cash of $2,333,000. We used $3,232,000 of cash to make scheduled principal payments on our equipment and real estate term loans, $78,000 of cash to repay other debt, and $1,286,000 of cash to fund capitalized financing expenses that were incurred in connection with our efforts to restructure, refinance, or repay our secured debt and our Senior Subordinated Notes. Capitalized financing expenses incurred during 2007 were amortized over the terms of the respective forbearance agreements. The forbearance agreements, which are discussed in more detail below, expired in January 2008.
     Liquidity and Filing of Chapter 11
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
     We have not made any of the scheduled interest payments due on our Senior Subordinated Notes since November 1, 2006. From May 25, 2007, through January 24, 2008, we operated under a forbearance agreement with six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding. While the forbearance agreement was in effect, we were not required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders could not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by certain of our affiliates and members of their families. We agreed to raise the interest rate on the Senior Subordinated

Notes from 12% to 16% for the period from March 9, 2007, through the earlier of the repayment of the Senior Subordinated Notes or the filing of a petition for relief under the United States Bankruptcy Code. At December 31, 2007, accrued interest on our Senior Subordinated Notes totaled $7,500,000.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our secured debt. Additionally, we were not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. From May 25, 2007, through January 24, 2008, we operated under a forbearance arrangement with the secured lenders. The forbearance agreement (1) provided that the secured lenders would take no action to accelerate or collect their loans as a result of any existing default or cross-default and (2) modified certain of the financial covenants effective March 31, 2007. During the forbearance period, we remained in compliance with all financial covenants, as modified, and we have remained current on all principal and interest payments owed to the secured lenders.
     Upon the commencement of the forbearance period, we engaged the Detroit-based investment banking firm of W.Y. Campbell & Company to assist in the review of the various strategic alternatives available to us to satisfy our outstanding indebtedness. As a consequence of this review, we determined to pursue a sale of the assets and business of the Rubber Group and, with the assistance of W.Y. Campbell, prepared an offering memorandum with respect to the proposed sale. During the summer and fall of 2007, we distributed the offering memorandum to a number of interested parties, including both financial and strategic purchasers.
     During the fourth quarter of 2007, we received several offers to purchase all or portions of the assets of the Rubber Group. Based upon these offers and the advice of W.Y. Campbell, we concluded that (1) the value of the Rubber Group alone is significantly in excess of our total indebtedness and (2) the proposal that would provide the maximum value for all of our constituencies was an offer from a major, multi-national, industrial company to purchase our facility in Rock Hill, South Carolina, which specializes in manufacturing molded rubber components for use in medical devices. The proposed purchase price of $32,000,000 would have resulted in an after-tax gain of approximately $26,000,000.
     During January 2008, we approached the six hedge funds that control our Senior Subordinated Notes to advise them of the following:
1.	We had decided to pursue the proposal to purchase the Rock Hill facility;

2.	We had received a proposal from a new secured lender to provide us with a, $36,700,000 senior, secured credit facility upon completion of the sale of the Rock Hill facility;

3.	We believed that the proceeds of the sale and the new credit facility would permit us to pay all accrued interest on the Senior Subordinated Notes plus 50% of the principal amount of the Senior Subordinated Notes held by non-affiliates;

4.	In order to facilitate the refinancing, the balance of the Senior Subordinated Notes held by non-affiliates would have to be extended to mature on August 31, 2013, and would receive cash interest at 12% per annum; and

5.	We had agreed that the 22.7% of the Senior Subordinated Notes held by affiliates would be converted into shares of our common stock. At the same time, we requested an extension of the forbearance agreement to May 31, 2008, in order to provide the prospective purchaser and the new secured lender the time they required to complete their due diligence and documentation.
     In late January 2008, the six hedge funds responded with an alternative proposal for an extension of the forbearance arrangement. After reviewing this proposal with our counsel and W.Y. Campbell, we concluded that it would not be in the best interest of all of our creditors and equity holders to proceed with an extension on the terms proposed; further discussions on this matter were unproductive and, as a result, the forbearance agreement expired on January 29, 2008. Subsequent to the expiration, we continued our discussions with the six hedge funds and proposed a number of transactions for the restructuring of our debt, but each of these proposals was rejected. Ultimately, we determined that the best available method to effect a restructuring of our debt on terms that would be fair to all of our creditors and stockholders was to utilize the provisions of chapter 11 of the United States Bankruptcy Code.
     On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In connection with this petition, we obtained a financing package that we believe provides us more that adequate liquidity to operate our business without interruption throughout the term of the chapter 11 proceedings. This financing package consists of (1) an arrangement with our senior, secured lenders to freeze the loans under their revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to use the collections on our accounts receivable in the operation of our business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession (“DIP”) loan that matures on April 1, 2009. The arrangement with the senior, secured lenders provides for a continuation of our monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that our interest rates return to the original contractual rates. The DIP loan is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. At April 30, 2008, the DIP loan had been fully funded and we had approximately $8,000,000 of cash on hand.
     Upon the commencement of the chapter 11 proceedings, the interest rate on our Senior Subordinated Notes, which had been increased to 16% under the forbearance arrangement, was reduced to the contractual rate of 12%.
     We do not believe that we will need to utilize the provisions of the Bankruptcy Code to effect any significant operational restructuring or to eliminate or renegotiate any unprofitable executory contracts that are material to our business. Our operations are healthy and profitable and, although there can be no assurance, we expect that to continue throughout the term of chapter 11 proceedings. We have experienced no disruptions in our operations to date and, based upon discussions with a significant number of major suppliers and customers, we do not expect any such disruption during the term of the chapter 11 proceedings.
     Although there can be no assurance that we will be successful, our intent in filing for chapter 11 protection is to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that results in a significant reduction in our total indebtedness on a basis that is fair and equitable to all of our creditors and stockholders. We intend to file a plan of reorganization with the Bankruptcy Court no later that June 30, 2008, and hope to confirm that plan by September 30, 2008. We expect that our plan of reorganization will result in a significant reduction in our aggregate indebtedness by means of a conversion of a significant portion of our subordinated debt to equity at a valuation that is reflective of the offers that were received during the sale process. We also intend to retain all of our operations, including the medical business.

     Our senior, secured credit facility is secured by substantially all of our assets and consists of the following:
1.	At December 31, 2007, there were $10,632,000 of loans and $907,000 of letters of credit outstanding under a $17,500,000 revolving line of credit; at April 1, 2008, there were $14,219,000 of loans and $907,000 of letters of credit outstanding. The contractual interest rate on loans under the revolving credit is LIBOR plus 2.75%. From February 1, 2007, through March 31, 2008, a default premium of 2% was charged on the outstanding loan balances.

2.	An equipment term loan with an outstanding principal balance of $9,167,000 at December 31, 2007, and $8,333,000 at April 1, 2008. The contractual interest rate on the equipment term loan is LIBOR plus 4.5%. From February 1, 2007, through March 31, 2008, a default premium of 2% was charged on the outstanding loan balances.

3.	A real estate term loan with an outstanding principal balance of $14,022,000 at December 31, 2007, and $13,778,000 at April 1, 2008. The contractual interest rates on the real estate term loan are the prime rate plus 6% on $4,000,000 principal amount and LIBOR plus 4.5% on the balance. From February 1, 2007, through March 31, 2008, a default premium of 2% was charges on the outstanding loan balances.
     During 2007, the financial covenants contained in our revolving line of credit and our secured term loans as revised by the terms of the forbearance agreement are as set forth below. At the end of the forbearance period on January 24, 2008, the financial covenants reverted back to those in effect before the forbearance agreement became effective. For the purpose of determining compliance with the covenants set forth below certain expenses are excluded from the determination of EBITDA. Please refer to the financing documents for definitions of capitalized terms.
1.	Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is calculated by dividing consolidated EBITDA, less Unfinanced Capital Expenditures, by consolidated Fixed Charges, and was required to be not less than 0.75 to 1.0 for the five-, six-, and seven-month periods ending July 31, August 31 and September 30, 2007, respectively, and not less than 0.85 to 1.0 for each period commencing March 1, 2007, and ending on the last day of each month following September 30, 2007, until the forbearance period terminated. At December 31, 2007, our Fixed Charge Coverage Ratio was 1.16 to 1.00.

2.	Leverage Ratio. The Leverage Ratio is calculated by dividing Senior Debt by consolidated EBITDA and was required to be not more than 3.75 to 1.0 for the five-, six-, and seven-month periods ending July 31, August 31 and September 30, 2007, respectively, and not more than 3.5 to 1.0 for each period commencing March 1, 2007, and ending on the last day of each month following September 30, 2007, until the forbearance period terminated. At December 31, 2007, our Leverage Ratio was 2.60 to 1.00.

3.	Minimum Revenue. Revenue was required to be not less than specified amounts on a cumulative basis starting on March 1, 2007, through the last day of each month from May 2007 through the end of the forbearance period. At December 31, 2007, our cumulative revenue exceeded the minimum revenue requirement of $65,778,000 by $8,101,000.

4.	Minimum EBITDA. EBITDA was required to be not less than specified amounts on a cumulative basis starting on March 1, 2007, through the last day of each month from May 2007 through the end of the forbearance period. At December 31, 2007, our cumulative

EBITDA exceeded the minimum cumulative EBITDA requirement of $8,973,000 by $908,000.
     Since the filing of chapter 11 on April 1, 2008, the financial covenants have been modified as follows:
1.	Minimum Cash. Our aggregate cash must exceed $1,000,000 on May 2, 2008, and $500,000 on May 30, 2008, and on the last day of each four-week period thereafter. At May 2, 2008, aggregate cash was $7,538,000.

2.	Maximum Expenditures. Our cumulative expenditures must be less than 110% of budgeted cumulative expenditures. At May 2, 2008, cumulative expenditures were $2,756,000 less than 110% of budgeted cumulative expenditures.

3.	Minimum Net Sales. Our cumulative net sales must be greater than 90% of budgeted net sales. At May 2, 2008, cumulative net sales exceeded 90% of budgeted cumulative net sales by $596,000.
     Our aggregate indebtedness at December 31, 2007, totaled $69,091,000 plus accrued interest on our Senior Subordinated Notes and Junior Subordinated Note of $6,484,000, compared to $70,107,000 plus accrued interest on our Senior Subordinated Notes and Junior Subordinated Note of $1,036,000 at December 31, 2006.
     We had a net working capital deficit of $65,894,000 at December 31, 2007, compared to a net working capital deficit of $61,989,000 at December 31, 2006.
     Our consolidated financial statements have been presented on a “going concern basis,” as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to restructure, refinance, or repay our senior, secured debt and Senior Subordinated Notes is subject to risks and uncertainties. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect this uncertainty.

Contractual Obligations
     The following table summarizes our expected cash outflows from financial contracts and commitments in effect as of December 31, 2007 (dollar amounts in thousands). We have not included information on recurring purchases of raw materials for use in our manufacturing operations; those amounts are normally consistent from year to year and do not represent a long-term commitment. Contractual commitments also include $907,000 of letters of credit, which are not reflected in the table.

	Payments Due by Period
				2009 &	2011 &	More than
	Total	2008		2010	2012	5 years
Equipment term loan	$9,167	$9,167		$—	$—	$—
Real estate term loan	14,022	14,022		—	—	—
Subordinated debt	42,088	42,088	(1)	—	—	—
Series B Preferred Stock	693	693	(1)	—	—	—
Other long-term debt	67	67		—	—	—
Capital lease obligations	19	14		5	—	—
Operating lease obligations	188	71		115	2	—
Equipment purchase obligations	113	113		—	—	—
Fixed interest payments	8,316	8,316	(2)	—	—	—

Total	$74,673	$74,551		$120	$2	$—

(1)	Includes interest accrued at December 31, 2007.

(2)	Assumes (a) interest at the rate of 12% and 13%, respectively, on the Senior Subordinated Notes and Junior Subordinated Notes outstanding on December 31, 2007, and the interest accrued thereon, (b) interest on the equipment and real estate term loans at the contractual rates in effect on December 31, 2007, excluding default interest premiums and (c) interest on the revolving line of credit equivalent to the interest paid on the revolving line during 2007 excluding default interest premiums.
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
Environmental Matters
     We have been named from time to time as one of numerous potentially responsible parties or third-party defendants under applicable environmental laws for restoration costs at waste-disposal sites, and as a defendant or potential defendant in various other environmental law matters. It is our policy to record accruals for matters of these types when we deem a loss to be probable and we can reasonably estimate the amount of that loss. The various actions to which we are or may in the future be a party are at various stages of completion. Although we cannot assure you as to the outcome of existing or potential environmental litigation we believe, based upon the information currently available to us, that the outcome thereof will not have a material adverse effect upon our results of operations or financial condition.

Quarterly Financial Data
     For quarterly financial data please refer to Note 14, “Quarterly Financial Data,” in the notes to our consolidated financial statements in Part II, Item 8.
Off-Balance Sheet Arrangements
     There are no material off-balance sheet arrangements that we believe have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
     Our accounting policies are more fully described in Note 1, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements in Part II, Item 8. The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates. The significant estimates included in the preparation of our financial statements are related to valuation of accounts receivable, inventories, long-lived assets, and goodwill and estimates related to the determination of liabilities for environmental matters, litigation, product liability matters, income taxes, and other contingencies.
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
     Valuation of Inventory
     Inventory is valued at the lower of cost (first-in, first-out method) or market. We evaluate our inventory on a quarterly basis to ensure that it is properly valued. We record allowances against inventory where appropriate to provide for losses due to obsolescence, lower of cost or market valuations, excess quantities on hand, and certain other factors. In doing so, we apply consistent practices, which include the identification of potentially unmarketable inventory based on assumptions about future demand and historical usage rates, specific identification of components that are being replaced with new generation components, and actual margins generated from the sales of our components.

     Valuation of Long-Lived Assets other than Goodwill
     We evaluate for impairment our plant and equipment and other long-term, amortizable assets when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Changes in technology or in our use of these assets may cause the original estimated useful lives of these assets to change and result in the impairment of these assets.
     To perform our impairment evaluation, we compare the undiscounted projected cash flow of an asset or group of assets to the carrying value thereof. If the projected cash flow is less than the carrying value of the asset or asset group, we recognize an impairment loss equal to the excess, if any, of the carrying value of the asset or asset group over its appraised fair value, net of estimated disposal costs. Although we believe that our estimates of future cash flows are reasonable, changes in unit sales, pricing, cost of goods sold, and other factors could significantly affect our cash flow projections.
     Valuation of Goodwill
     At December 31, 2007 and 2006, our unamortized goodwill totaled $7,623,000, which related entirely to the Rubber Group. At December 31, 2007, the assets of the Rubber Group, exclusive of goodwill, totaled $34,613,000. In 2007, EBITDA of the Rubber Group was $13,702,000. Tests for impairment of goodwill are performed using a fair value approach during the fourth quarter of each year and at other times when events or changes in circumstances indicate possible impairment.
     In connection with our efforts to refinance or restructure our indebtedness during 2007, we pursued a possible sale of the assets and business of the Rubber Group and, with the assistance of W.Y. Campbell & Company, prepared an offering memorandum. During the summer and fall of 2007, we distributed the offering memorandum to a number of interested parties, including both financial and strategic purchasers, and, during the fourth quarter of 2007, we received several offers to purchase all or portions of the assets of the Rubber Group. As a result, during 2007, we tested our goodwill for impairment by comparing the values implied by the various offers for all or portions of the Rubber Group’s business. Based on our analysis, we determined that the fair value of the Rubber Group’s assets exceeded the carrying value of those assets by an amount substantially in excess of the goodwill, and, consequently, the goodwill related to the Rubber Group was not deemed to be impaired.
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
     Other
     Other critical accounting policies include estimates used to determine liabilities related to environmental matters, litigation, product liability matters, self-insurance, income taxes, and other contingencies. The process of making estimates takes into account historical experience, specific facts and circumstances, present and projected economic and business conditions, projected unit volumes, projected operating efficiencies, and other relevant factors and assumptions. We reevaluate our estimates whenever factors relevant to the making of the estimates change.

Recently Issued Accounting Standards
     Listed below are recently issued accounting standards and a discussion of how they have affected or will affect our consolidated financial statements:
Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Based on our current operations, we do not believe that FAS 160 will have a significant impact on our results of operations or financial position.
     Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes the principles and requirements for how the acquirer of a business shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest in the acquiree. FAS 141R also sets forth guidance on how to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. Based on our current operations, we do not believe that FAS 141R will have a significant impact on our results of operations or financial position.
Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurements for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect the adoption of FAS 159 will have on our results of operations and financial position.
     Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value. FAS 157 also provides for increased consistency and comparability in fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require new fair value measurements, and is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In December 2007, the FASB issued FSP FAS 157-b to, if adopted, delay the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed, at least annually, at fair value in the financial statements. We are currently assessing the impact, if any, that FAS 157 will have on our results of operations and financial position.
Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109 by prescribing a minimum recognition threshold that a tax position must meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and transition. FIN 48 was effective for fiscal years beginning after November 15, 2006, and was therefore effective for us on January 1, 2007. Adoption of FIN 48 did not affect our results of operations or financial position. We are subject to federal taxation in the United States and to state income tax in various states. We remain subject to examination by United States federal taxing authorities and to state taxing authorities for the years 2004 through 2006 and for any years prior to 2004 if, in the future, we use operating loss carryforwards from any year prior to 2004 to affect current-period taxable income. Although we do not anticipate that our income tax liabilities would significantly increase or decrease upon audit, actual results could differ from our estimates.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.
     At December 31, 2007, we had a total of $33,821,000 of floating rate debt outstanding at interest rates equal to either the London Interbank Offered Rate (“LIBOR”) or the prime rate plus a fixed premium. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds under these agreements.
     At December 31, 2007, we had $35,270,000 of fixed-rate debt outstanding with a weighted-average interest rate of 15.7%.
     Assuming that our subordinated debt and our secured debt were outstanding for all of 2008 and that we accrued and paid interest during 2008 at the specified contractual rates (no default premiums), we currently estimate that our average monthly cash interest expense during 2008 would be approximately $663,000 and that a one percentage point increase or decrease in both LIBOR and the prime rate would increase or decrease our monthly interest expense by approximately $29,000.
     For further information about our indebtedness, we recommend that you also read Note 4, “Debt,” in the notes to our consolidated financial statements in Part II, Item 8.

THIS PAGE INTENTIONALLY LEFT BLANK

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Lexington Precision Corporation and Subsidiary
     We have audited the accompanying consolidated balance sheet of Lexington Precision Corporation and subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). Lexington Precision Corporation’s management is responsible for these consolidated financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and subsidiary as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     The accompanying consolidated financial statements have been prepared assuming that Lexington Precision Corporation and subsidiary will continue as a going concern. As more fully described in Notes 1 and 4, on April 1, 2008, Lexington Precision Corporation and Lexington Rubber Group, Inc. (collectively, the “Debtors”) filed voluntary petitions seeking reorganization relief under the provisions of chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) and its continuation as a going concern is contingent upon, among other things, the Debtors ability (i) to comply with the terms and conditions of the debtors-in-possession financing arrangements; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to generate sufficient cash flow from operations to fund working capital, capital expenditures and debt service requirements, and; (iv) to obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Malin, Bergquist & Company, LLP
Malin, Bergquist & Company, LLP
Pittsburgh, Pennsylvania
May 15, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Lexington Precision Corporation and Subsidiaries
     We have audited the accompanying consolidated balance sheet of Lexington Precision Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the data for 2006 and 2005 appearing on the financial statement schedule listed in the Index at Item 15 (a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the data for 2006 and 2005 appearing on the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     The accompanying consolidated financial statements have been prepared assuming that Lexington Precision Corporation and subsidiaries will continue as a going concern. As more fully described in Notes 1 and 4, the Company failed to pay quarterly interest payments that were due on its Senior Subordinated Notes on November 1, 2006 and February 1, 2007, resulting in substantially all of the Company’s debt to be in default as of December 31, 2006. As of February 28, 2007, the Company failed to comply with a fixed charge coverage ratio covenant that is contained in its secured borrowing arrangements. On April 5, 2007, the Company was notified that the Company’s ability to borrow under its revolving line of credit would be terminated after May 7, 2007. On April 6, 2007, the Company received a notice of acceleration demanding immediate payment in full of a portion of the obligations due under its real estate term loan. Further, the Company has a working capital deficiency and a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Ernst &Young LLP
Cleveland, Ohio
April 12, 2007

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARY
Consolidated Statements of Operations
(thousands of dollars, except per share data)

	Years Ended December 31
	2007	2006	2005

Net sales	$88,408	$87,901	$96,842
Cost of sales	76,529	77,159	87,369

Gross profit	11,879	10,742	9,473

Selling and administrative expenses	7,204	6,658	6,747
Gain on the sale of assets held for sale	—	—	1,671

Income from operations	4,675	4,084	4,397

Other income (expense):
Interest expense	(11,339)	(10,943)	(9,200)
Gain on repurchase of debt	—	—	77

Income (loss) from continuing operations before income taxes	(6,664)	(6,859)	(4,726)

Income tax provision (benefit)	6	18	(299)

Income (loss) from continuing operations	(6,670)	(6,877)	(4,427)

Income (loss) from discontinued operations	(289)	(472)	644

Net income (loss)	$(6,959)	$(7,349)	$(3,783)

Basic and diluted income (loss) per share of common stock:

Continuing operations	$(1.35)	$(1.39)	$(0.90)
Discontinued operations	(0.06)	(0.10)	0.13

Net income (loss)	$(1.41)	$(1.49)	$(0.77)

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARY
Consolidated Balance Sheets
(thousands of dollars, except share data)

	December 31
	2007	2006

Assets:

Current assets:
Cash	$212	$35
Marketable securities	214	—
Accounts receivable, net of allowances of $476 and $412, respectively	10,981	9,852
Inventories, net of allowances of $612 and $417, respectively	9,330	8,787
Prepaid expenses and other current assets	1,032	1,073
Deferred income taxes	98	374
Current assets of discontinued operations	10	101

Total current assets	21,877	20,222

Plant and equipment:
Land	1,817	1,776
Buildings	13,370	13,368
Equipment	110,723	110,980

	125,910	126,124
Accumulated depreciation	105,056	101,898

Plant and equipment, net	20,854	24,226

Plant and equipment of discontinued operations, net	1,338	1,418

Goodwill, net	7,623	7,623

Other assets, net	675	951

	$52,367	$54,440

See notes to consolidated financial statements
(continued on next page)

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARY
Consolidated Balance Sheets
(thousands of dollars, except share data)

	December 31
	2007	2006

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$6,558	$6,370
Accrued expenses, excluding interest expense	3,932	3,789
Accrued interest expense	7,954	2,130
Debt in default	68,345	68,967
Current portion of long-term debt	741	734
Current liabilities of discontinued operations	241	221

Total current liabilities	87,771	82,211

Long-term debt, excluding current portion	5	406

Deferred income taxes	98	374

Other long-term liabilities	434	440

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 5,021,767 and 4,981,767 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,238	1,235
Additional paid-in-capital	13,187	13,181
Accumulated deficit	(50,366)	(43,407)

Total stockholders’ deficit	(35,941)	(28,991)

	$52,367	$54,440

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARY
Consolidated Statements of Stockholders’ Deficit
(thousands of dollars)

		Additional		Total
	Common	Paid-in-	Accumulated	Stockholders’
	Stock	Capital	Deficit	Deficit

Balance at January 1, 2005	$1,233	$13,169	$(32,277)	$(17,875)

Net income	—	—	(3,783)	(3,783)
Vesting of restricted stock grants	—	—	2	2

Balance at December 31, 2005	1,233	13,169	(36,058)	(21,656)

Net loss	—	—	(7,349)	(7,349)
Vesting of restricted stock grants	2	12	—	14

Balance at December 31, 2006	1,235	13,181	(43,407)	(28,991)

Net loss	—	—	(6,959)	(6,959)
Vesting of restricted stock grants	3	6	—	9

Balance at December 31, 2007	$1,238	$13,187	$(50,366)	$(35,941)

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARY
Consolidated Statements of Cash Flows
(thousands of dollars)

	Years Ended December 31
	2007	2006	2005
Operating activities:
Net loss	$(6,959)	$(7,349)	$(3,783)
Adjustments to reconcile net loss to net cash provided (used) by operating activities of continuing operations:
Net loss (income) from discontinued operations	289	472	(644)
Depreciation	6,036	6,919	8,012
Amortization included in cost of sales	401	376	362
Amortization and write-off of deferred financing expenses included in interest expense	1,249	3,078	1,315
Gain on repurchase of debt	—	—	(77)
Gain on sale of assets held for sale	—	—	(1,671)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(1,256)	2,849	2,621
Inventories, net	(543)	(1,003)	1,007
Prepaid expenses and other assets	108	(457)	1,151
Accounts payable	188	(2,683)	(700)
Accrued expenses, excluding interest expense	143	(912)	(138)
Accrued interest expense	5,824	1,281	(126)
Other long term liabilities	(2)	12	(31)
Other	(42)	(27)	(156)

Net cash provided by continuing operations	5,436	2,556	7,142
Net cash provided (used) by discontinued operations	(158)	(514)	1,023

Net cash provided by operating activities	5,278	2,042	8,165

Investing activities:
Purchases of plant and equipment	(2,636)	(2,504)	(3,330)
Proceeds from sales of assets and assets held for sale	118	—	4,518
Expenditures for tooling owned by customers	(197)	(174)	(544)
Other	(26)	50	39

Net cash provided (used) by continuing operations	(2,741)	(2,628)	683
Net cash provided (used) by discontinued operations	(27)	(13)	2,360

Net cash provided (used) by investing activities	(2,768)	(2,641)	3,043

Financing activities:
Net increase (decrease) in borrowings under revolving lines of credit	2,263	(3,585)	(2,555)
Proceeds from issuance of debt	—	28,500	1,500
Repayment of debt	(3,310)	(22,527)	(9,705)
Payment of financing expenses	(1,286)	(1,767)	(452)

Net cash provided (used) by financing activities	(2,333)	621	(11,212)

Net increase (decrease) in cash	177	22	(4)
Cash at beginning of year	35	13	17

Cash at end of year	$212	$35	$13

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
     The Company
     Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Rubber Group, Inc. (collectively, the “Company”), have two operating segments, the Rubber Group and the Metals Group. The Rubber Group is engaged in the manufacture of connector seals used in automotive wiring systems, insulators used in both original equipment and aftermarket ignition-wire sets, and molded rubber components used in a variety of medical devices. The Metals Group is engaged in the manufacture of machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks for sale to automotive and industrial customers.
     Principles of Consolidation
     The consolidated financial statements include the accounts of Lexington Precision Corporation and Lexington Rubber Group, Inc. All significant intercompany accounts and transactions have been eliminated. Unless otherwise indicated all disclosures and amounts relate solely to the continuing operations of the Company.
     Basis of Presentation
     On April 1, 2008, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In connection with this petition, the Company obtained a financing package that consists of (1) an arrangement with the Company’s senior, secured lenders to freeze the loans under their revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to use the collections on its accounts receivable in the operation of its business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession (“DIP”) loan that matures on April 1, 2009. The arrangement with the senior, secured lenders provides for a continuation of the Company’s monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that the Company’s interest rates returned to the original contractual rates. The DIP loan is unsecured, subordinated to the senior, secured loans and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. At April 30, 2008, the DIP loan had been fully funded and the Company had approximately $8,000,000 of cash on hand.
     The Company does not believe that it will need to utilize the provisions of the Bankruptcy Code to effect any significant operational restructuring or to eliminate or renegotiate any unprofitable executory contracts that are material to its business. The Company has experienced no disruptions in its operations to date and, based upon discussions with a significant number of major suppliers and customers, the Company does not expect any such disruption during the term of the chapter 11 proceedings.
     Although there can be no assurance that the Company will be successful, its intent in filing for chapter 11 protection is to use the powers afforded it under the Bankruptcy Code to effect a financial restructuring that results in a significant reduction in its total indebtedness on a basis that is fair and equitable to all of its creditors and stockholders. The Company intends to file a plan of reorganization with the Bankruptcy Court no later that June 30, 2008, and hopes to confirm that plan by September 30, 2008. The Company expects that its plan of reorganization will result in a significant reduction in its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
aggregate indebtedness by means of a conversion of a significant portion of its subordinated debt to equity. We also intend to retain all of our operations, including the medical business.
     See also Note 4, “Debt.”
     The Company’s consolidated financial statements have been presented on a “going concern basis,” as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to restructure, refinance, or repay its senior, secured debt and Senior Subordinated Notes is subject to risks and uncertainties. As a result, there is substantial doubt about the Company’s ability to continue to report on a going concern basis. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.
     Use of Estimates
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during each reporting period. Future events and their impact on the Company’s results of operations or financial position cannot be determined with any certainty. Although the Company strives to use its best judgment in making estimates and assumptions, actual results could vary materially from anticipated results.
     Marketable Securities
     The Company had marketable securities in the amount of $214,000 at December 31, 2007, classified as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported in accumulated other comprehensive income to the extent such gains and losses are deemed material. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For the year ended December 31, 2007, there were no write downs to realizable value considered necessary.
     Valuation of Accounts Receivable and Provision for Credit Losses
     The Company records accounts receivable due from its customers at the time a sale is recorded in accordance with its revenue recognition policy. The Company operates primarily in the domestic automotive market, which has been characterized by price competition, increasing requirements for quality and service, and reduced volume because of slowing sales of automobiles. These factors, among others, may have an adverse effect on the operating results and financial condition of specific customers and, in turn, on the collectibility of the Company’s accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examination of financial statements of its customers, and discussions with management of its customers. Provisions for credit losses are based upon historical experience and such ongoing evaluations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company generally does not require collateral from its customers to support the extension of trade credit.
     Valuation of Inventory
     Inventory is valued at the lower of cost (first-in, first-out method) or market. The Company evaluates its inventory on a quarterly basis to ensure that it is properly valued. The Company records allowances against inventory to provide for losses due to obsolescence, lower of cost or market valuations, excess quantities on hand, and certain other factors. In doing so, the Company applies consistent practices that include the identification of potentially unmarketable inventory based on assumptions about future demand and historical usage rates, specific identification of components that are being replaced with a new generation of components, and actual margins generated from the sales of its components.
     Inventory levels by principal classification are set forth below (dollar amounts in thousands):

	December 31
	2007	2006

Finished goods	$5,201	$4,595
Work in process	2,185	2,279
Raw materials	1,944	1,913

	$9,330	$8,787

     Plant and Equipment
     Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (3 to 8 years for equipment and 15 to 31 years for buildings). When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the Company’s records. Maintenance and repair expenses are expensed as incurred, while major improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repair expenses were $4,067,000, $4,265,000, and $4,483,000 for 2007, 2006, and 2005, respectively.
     Valuation of Long-Lived Assets other than Goodwill
     The Company evaluates the value of its plant and equipment and other long-term assets other than goodwill when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Changes in technology or in the Company’s use of these assets may cause the estimated useful lives of these assets to change and result in the impairment of these assets.
     When performing this evaluation, the Company prepares a projection of the future cash flow it will derive from an asset or group of assets. If the projected cash flow is less than the carrying value of the asset or asset group, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value of the asset or asset group over its appraised fair value, net of estimated disposal costs. Although the Company believes that its projections of future cash flows are reasonable, changes in unit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
sales, pricing, cost of goods sold, and other factors could significantly affect the accuracy of the Company’s cash flow projections.
     Valuation of Goodwill
     At December 31, 2007 and 2006, the Company’s unamortized goodwill totaled $7,623,000, which related entirely to the Rubber Group. At December 31, 2007, the assets of the Rubber Group, exclusive of goodwill, totaled $34,613,000. In 2007, the Rubber Group’s income from operations totaled $7,975,000 and its depreciation and amortization totaled $5,727,000. Tests for impairment of goodwill are performed using a fair value approach during the fourth quarter of each year and at other times when events or changes in circumstances indicate possible impairment.
     In connection with the Company’s efforts to refinance or restructure its indebtedness during 2007, the Company pursued a possible sale of the assets and business of the Rubber Group and, with the assistance of W.Y. Campbell & Company, prepared an offering memorandum. During the summer and fall of 2007, the Company distributed the offering memorandum to a number of interested parties, including both financial and strategic purchasers, and, during the fourth quarter of 2007, the Company received several offers to purchase all or portions of the assets of the Rubber Group. As a result, during 2007, the Company tested its goodwill for impairment by comparing the values implied by the various offers for all or portions of the Rubber Group’s business. Based on the Company’s analysis, it determined that the fair value of the Rubber Group’s assets exceeded the carrying value of those assets by an amount substantially in excess of the goodwill, and, consequently, the goodwill related to the Rubber Group was not deemed to be impaired.
     Deferred Financing Expenses
     Deferred financing expenses are typically amortized on a straight-line basis until the date that the debt is due and payable either because of a stated maturity date or because of an event of default. During the fourth quarter of 2006, the Company wrote off $1,829,000 of the unamortized deferred financing costs related to its Senior Subordinated Notes and its senior, secured debt, which was reclassified as debt in default in the Company’s consolidated balance sheet at December 31, 2006.
     Research and Development Expenses
     Research and development expenses are expensed as incurred. These expenses totaled $915,000, $1,093,000, and $931,000 in 2007, 2006, and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Interest Expense
     A breakdown of interest expense for 2007, 2006, and 2005 is set forth below (dollar amounts in thousands):

	Years Ended December 31
	2007	2006	2005
Contractual interest rates:
Senior, secured loans	$3,698	$3,334	$2,903
Senior Subordinated Notes	4,101	4,101	4,101
All other	92	525	1,143

Subtotal	7,891	7,960	8,147

Incremental interest rates:
Senior, secured loans — default or forbearance premium	698	62	—
Senior Subordinated Notes — forbearance premium	1,279	—	—
Senior Subordinated Notes — interest on missed interest payments	390	21	—

Subtotal	2,367	83	—

Costs and fees, including amortization and write-off of deferred financing costs	1,249	3,078	1,315

Total interest expense	11,507	11,121	9,462

Less: Interest expense allocated to discontinued operations	168	178	262

Interest expense related to continuing operations	$11,339	$10,943	$9,200

     Net Income or Loss per Common Share
     Basic net income or loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net income or loss per share is calculated after giving effect to all potential common shares that were dilutive, using the treasury stock method. Potentially dilutive common shares consist of convertible preferred stock, unvested restricted stock, and warrants to purchase common stock. See also Note 9, “Net Income or Loss per Common Share.”
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Recently Issued Accounting Standards
     Listed below are recently issued accounting standards and a discussion of how they have affected the Company’s consolidated financial statements:
Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Based on the Company’s current operations, it does not believe that FAS 160 will have a significant impact on its results of operations or financial position.
Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes the principles and requirements for how the acquirer of a business shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest in the acquiree. FAS 141R also sets forth guidance on how to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption of FAS 141R is not permitted. Based on its current operations, the Company does not believe that FAS 141R will have a significant impact on its results of operations or financial position.
Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The standard also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurements for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect the adoption of FAS 159 will have on its results of operations and financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value. FAS 157 also provides for increased consistency and comparability in fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require new fair value measurements, and is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In December 2007, the FASB issued FSP FAS 157-b to, if adopted, delay the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed, at least annually, at fair value in the financial statements. The Company is currently assessing the impact, if any, that FAS 157 will have on its results of operations and financial position.
     Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109 by prescribing a minimum recognition threshold that a tax position must meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and transition. FIN 48 was effective for the Company beginning January 1, 2007. The adoption of FIN 48 did not affect the Company’s results of operations or financial position. The Company is subject to federal taxation in the United States and to state income tax in various states. The Company remains subject to examination by United States federal taxing authorities and to state taxing authorities for the years 2004 through 2006 and for any years prior to 2004 if, in the future, the Company uses operating loss carryforwards from any year prior to 2004 to affect current-period taxable income. Although the Company does not anticipate that its income tax liabilities would significantly increase or decrease upon audit, actual results could differ from its estimates.
Note 2 — Other Noncurrent Assets
     The Company has paid a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce components under long-term supply arrangements. The payments have been recorded as a noncurrent asset and are being amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 2007 and 2006, noncurrent assets included $449,000 and $634,000, respectively, of unamortized capitalized payments. During 2007, 2006, and 2005, the Company amortized $497,000, $459,000, and $476,000, respectively, of such capitalized payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Accrued Expenses, excluding Interest Expense
     Accrued expenses, excluding interest expense, at December 31, 2007 and 2006, are summarized below (dollar amounts in thousands):

	December 31
	2007	2006

Employee fringe benefits	$2,617	$2,530
Salaries and wages	298	356
Taxes	148	117
Other	869	786

	$3,932	$3,789

Note 4 — Debt
     Debt at December 31, 2007 and 2006 is set forth below (dollar amounts in thousands):

	December 31
	2007	2006

Debt in default:
Senior, secured credit facility:
Revolving line of credit	$10,632	$8,369
Equipment term loan	9,167	11,666
Real estate term loan	14,022	14,755

Subtotal	33,821	34,790
Senior Subordinated Notes	34,177	34,177
Junior Subordinated Note	347	—

Total debt in default	68,345	68,967

Current portion of long-term debt	741	734

Long-term debt:
Junior Subordinated Note	—	347
Series B Preferred Stock	660	657
Other	86	136

Subtotal	746	1,140
Less current portion	(741)	(734)

Total long-term debt	5	406

Total debt	$69,091	$70,107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Senior, Secured Credit Facility
     On December 31, 2007, prior to its chapter 11 filing, the Company had available a senior, secured credit facility consisting of the following:
1.	A $17,500,000 revolving line of credit that had a stated maturity of May 15, 2009. At December 31, 2007, there were $10,632,000 of loans and $907,000 of letters of credit outstanding under the revolving line of credit, and unused availability was $1,433,000. The revolving line of credit, loans and reimbursement obligations with respect to letters of credit were limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) the lesser of 65% of eligible inventories or 51% of eligible accounts receivable, minus (3) $500,000. The contractual interest rate on loans under the revolving line of credit was LIBOR plus 2.75%. The Company’s obligations under the revolving line of credit are secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.

2.	An equipment term loan with an outstanding principal balance of $9,167,000 at December 31, 2007. The equipment term loan is payable in monthly principal installments of $208,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. The contractual rate of interest on the equipment term loan is LIBOR plus 4.5%. The equipment term loan is secured by a first priority lien on substantially all of the Company’s assets other than real estate and a second priority lien on the Company’s real estate.

3.	A real estate term loan with an outstanding principal balance of $14,022,000 at December 31, 2007. The real estate term loan is payable in monthly principal installments of $61,000 through May 1, 2009, with the unpaid balance payable on May 15, 2009. The contractual interest rates on the real estate term loan were the prime rate plus 6% as to $4,000,000 principal amount and LIBOR plus 4.5% as to the balance. Principal payments made on the real estate term loan are allocable first to the portion of the loan that bears interest at LIBOR plus 4.5% and then to the portion of the loan that bears interest at the prime rate plus 6%. The real estate term loan is secured by a first priority lien on the Company’s real estate and a second priority lien on substantially all of the Company’s other assets.
     All of the loans under the senior, secured credit facility were classified as debt in default at December 31, 2007, and the interest rates on all of these loans were increased by 2% from February 1, 2007, through March 31, 2008. At December 31, 2007, the interest rates on the revolving loans and the equipment term loan were 9.82% and 11.56%, respectively, and the weighted average interest rate on the real estate term loan was 12.64%.
     At December 31, 2007, the agreements governing the revolving line of credit and the secured term loans contained covenants that (1) required the Company to maintain a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum levels of fixed charge coverage, revenue, and EBITDA, (2) limited the Company’s capital expenditures to $5,500,000 and $6,000,000 per annum during the years ending December 31, 2007 and 2008, respectively, (3) limited the amount of new secured financing that the Company can incur for the purchase of plant and equipment to $2,500,000 during the term of the revolving line of credit, and (4) placed certain other restrictions on the Company’s business and operations, including limitations on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the sale of all or substantially all of its assets, the repurchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
     On April 1, 2008, Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Rubber Group, Inc., filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking reorganization relief under the provisions of chapter 11 of the United States Bankruptcy Code.
     In connection with the financing arrangements for the Company’s chapter 11 proceedings, the senior, secured credit facility was modified in the following manner:
1.	The interest rates on all of the senior, secured loans were reduced to the contractual rates.

2.	The principal amount of loans under the revolving line of credit was fixed at $14,219,000 for the term of the chapter 11 proceedings.

3.	The Company agreed to continue to make the regular monthly principal payments of $208,000 on the equipment term loan, which had an outstanding principal balance of $8,333,000 on the filing date, and $61,000 on the real estate term loan, which had an outstanding principal balance of $13,778,000 on the filing date.
     Since the filing of chapter 11 on April 1, 2008, the financial covenants have been modified as follows:
1.	Minimum Cash. The Company’s aggregate cash must exceed $1,000,000 on May 2, 2008, and $500,000 on May 30, 2008, and on the last day of each four-week period thereafter. At May 2, 2008, aggregate cash was $7,538,000.

2.	Maximum Expenditures. The Company’s cumulative expenditures must be less than 110% of budgeted cumulative expenditures. At May 2, 2008, cumulative expenditures were $2,756,000 less than 110% of budgeted cumulative expenditures.

3.	Minimum Net Sales. The Company’s cumulative net sales must be greater than 90% of budgeted net sales. At May 2, 2008, cumulative net sales exceeded 90% of budgeted cumulative net sales by $596,000.
     Also, the Company’s postpetition financing with the senior, secured lenders will terminate if it does not file a plan of reorganization providing for the payment of the prepetition senior, secured debt by June 30, 2008, file a disclosure statement regarding such plan by July 30, 2008, and consummate such plan and emerge from chapter 11 by February 25, 2009.
     Senior Subordinated Notes
     The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations, subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at 12% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, or any of the quarterly payments since that date. Pursuant to a forbearance agreement between the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and a group of six hedge funds that hold approximately 74.4% of the Senior Subordinated Notes, the interest rate on the Senior Subordinated Notes was increased to 16% effective March 9, 2007. Upon the commencement of the chapter 11 proceedings, the interest rate on the Senior Subordinated Notes was reduced to 12%.
     Junior Subordinated Note
     The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. At December 31, 2007, accrued interest on the Junior Subordinated Note totaled $64,000.
     Series B Preferred Stock
     At December 31, 2007, there were 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, outstanding with a carrying value of $660,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company did not make scheduled redemptions in the aggregate amount of $660,000 during the years 2000 through 2007, and the Company did not make the scheduled dividend payments on the Series B Preferred Stock on December 15, 2006, and March 15, June 15, September 15, and December 15, 2007, in the aggregate amount of $33,000.
     The Series B Preferred Stock is classified as debt in the consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”
     Fair Value of Financial Instruments
     The Company believes that, at December 31, 2007, the fair values of the loans outstanding under the revolving line of credit, the equipment term loan, and the real estate term loan approximated the principal amounts of such loans.
     Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.
     Cash Interest Paid
     Cash interest paid during 2007, 2006, and 2005, including amounts allocated to discontinued operations, totaled $4,431,000, $6,749,000, and $8,196,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Non-Cash Investing and Financing Activities
     Capital expenditures for 2007 included $28,000 of equipment purchased under capitalized lease obligations. Also during 2007, the Company received 8,198 shares of Class A Common Stock of Federal-Mogul Corporation with a value of $214,000 as of December 31, 2007, in full satisfaction of its prepetition bankruptcy claim against Federal-Mogul. The Company obtained seller financing for the purchase of equipment in the aggregate amount of $157,000 in 2006.
Note 5 — Common Stock, Warrants, and Other Equity Securities
     Common Stock, $.25 Par Value
     At December 31, 2007, there were 5,021,767 shares of the Company’s common stock outstanding, 48,889 shares reserved for issuance on the conversion of the Series B Preferred Stock, and 310,000 shares reserved for issuance under the Company’s 2005 Stock Award Plan.
     Warrants
     At each of December 31, 2007 and 2006, there were 345,237 warrants outstanding, each of which entitles the holder to purchase one share of the Company’s common stock for $3.50 from August 1, 2005, through August 1, 2009. Because the exercise price of the warrants substantially exceeded the market price of the Company’s common stock at the date of issuance, the Company did not record any expense related to the issuance.
     Other Authorized Preferred Stock
     The Company’s restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and 2,500,000 shares of other preferred stock having a par value of $1 per share. No shares of either of these classes of preferred stock have been issued.
Note 6 — Employee Benefit Plans
     Retirement and Savings Plan
     The Company maintains a retirement and savings plan pursuant to Section 401 of the Internal Revenue Code (a “401(k) plan”). All employees of the Company are entitled to participate in the 401(k) plan after meeting the eligibility requirements. Employees may generally contribute up to 60% of their annual compensation but not more than prescribed dollar amounts established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee’s compensation, are matched 50% by the Company. During 2007, 2006, and 2005, matching contributions made by the Company totaled $432,000, $443,000, and $456,000, respectively. Company contributions to the 401(k) plan vest at a rate of 20% per year commencing after the participant’s second year of service; the participant becomes fully vested after six years of service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Incentive Compensation Plan
     The Company has an incentive compensation plan that provides for the payment of annual cash bonus awards to certain officers and key employees of the Company if specified targets are met. The Compensation Committee of the Company’s Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the incentive compensation plan and approves the cash bonus awards. Bonus awards for eligible employees at our operating divisions are typically based upon the attainment of predetermined targets for earnings before interest, taxes, depreciation, and amortization (“EBITDA”) at each operating division. Bonus awards for corporate officers are typically based upon the attainment of predetermined consolidated EBITDA targets. The consolidated financial statements include provisions for bonuses totaling $77,000 and $136,000 in 2007 and 2006, respectively. No cash bonus awards were provided for in 2005.
     2005 Stock Award Plan
     The Company also has a plan that permits it to award incentive stock options, nonqualified stock options, stock appreciation rights, awards of restricted common stock, performance shares, and performance units to directors, employees, or consultants of the Company (the “2005 Stock Award Plan” or the “Plan”). Under the Plan, the maximum number of shares of common stock that may be granted or optioned to eligible participants is 400,000 and the maximum grant to any eligible participant in a fiscal year for each type of award is set forth below:
Stock options: 50,000 shares
Stock appreciation rights: 50,000 shares
Restricted stock: 50,000 shares
Performance shares: fair market value of 50,000 shares
Performance units: fair market value up to $100,000
     On January 26, 2006, 50,000 shares of restricted common stock were awarded to a key employee of the Company and, on October 9, 2007, 10,000 shares of restricted common stock were awarded to each of the Company’s four outside directors. The price per common share on the respective grant dates was $0.79 and $0.70, respectively. The Restricted Stock Award Agreement governing the shares granted on January 26, 2006, specifies that 10,000 shares vest on March 31, 2006, and 10,000 shares on each March 31 thereafter until all of the shares granted are vested. The Restricted Stock Award Agreements governing the shares granted on October 9, 2007, specify that, for each grant, 2,000 shares will vest on each subsequent anniversary date of October 9 until all shares granted are vested. If a grantee leaves the Company prior to shares becoming fully vested, any unvested shares will be returned to the Company. Compensation expense equal to the market value of the shares on the date of grant will be charged to earnings over the respective vesting periods. During 2007 and 2006, the Company’s restricted stock amortization expense totaled $9,000 and $14,000, respectively. No restricted stock amortization expense was recorded during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The components of the provisions for income taxes related to continuing operations in 2007, 2006, and 2005, are set forth below (dollar amounts in thousands):

	Years Ended December 31
	2007	2006	2005

Current:
Federal	$—	$—	$(334)
State	6	18	35

	6	18	(299)

Deferred:
Federal	—	—	—

Income tax provision (benefit)	$6	$18	$(299)

     The income tax provisions recorded during 2007 and 2006 consisted of state income taxes. The federal income tax benefit recognized by the Company’s continuing operations in 2005 results from the recognition of an offsetting amount of federal income tax expense by the Company’s discontinued operations in 2005. See Note 13, “Discontinued Operations.”
     Income taxes paid during 2007, 2006, and 2005 totaled $0, $0, and $75,000, respectively.
     The difference between the Company’s income tax provision (benefit) for income (loss) from continuing operations in 2007, 2006, and 2005 and the income taxes that would have been payable at the federal statutory rate for income (loss) from continuing operations is reconciled as follows (dollar amounts in thousands):

	Years Ended December 31
	2007	2006	2005
Federal statutory income tax provision	$(2,364)	$(2,495)	$(1,607)
Change in valuation allowance	1,807	2,317	1,265
Expiration of operating loss carryforwards	360	163	—
Adjustment of impairment of long-lived assets	163	—	—
State income taxes, net of federal benefit	4	12	23
Other	36	21	20

Income tax provision (benefit)	$6	$18	$(299)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth the Company’s deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 (dollar amounts in thousands):

	December 31
	2007	2006

Deferred tax assets:
Net operating losses and tax credit carryforwards:
Federal net operating losses	$8,843	$9,267
State net operating losses	2,056	2,079
Federal alternative minimum taxes	864	864
Investment tax credit	100	100
Other tax credit	81	81

Total tax carryforwards	11,944	12,391
Deductible temporary differences:
Impairment of long-lived assets	12	175
Accounts receivable and inventory reserves	418	310
Tax inventory over book	103	142
Interest	2,583	590
Compensation accruals	292	321
Other accruals	333	384
Other	141	145

Total deferred tax assets	15,826	14,458
Valuation allowance	(14,752)	(12,945)

Net deferred tax assets	1,074	1,513

Deferred tax liabilities: Tax over book depreciation	(1,074)	(1,513)

Net deferred taxes	$—	$—

     During 2007, the Company’s valuation allowance increased by $1,807,000, primarily due to the net loss reported by the Company for 2007.
     At December 31, 2007, the Company had (1) net operating loss carryforwards for federal income tax purposes of $26,009,000, which expire in the years 2011 through 2026, (2) alternative minimum tax net operating loss carryforwards of $25,681,000, which can be used to reduce future taxable income for purposes of calculating alternative minimum taxable income, if any, without any time limitation, and (3) alternative minimum tax credit carryforwards of $864,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitation. During 2007, $260,000 of the Company’s net operating loss carryforwards were utilized and $986,000 expired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The expiration of the Company’s federal net operating loss carryforwards by year of expiration is set forth in the table below (dollar amounts in thousands):

2008	$—
2009	—
2010	—
2011	1,379
2012	1,371
Thereafter	23,259

Total federal net operating loss carryforwards	$26,009

Note 8 — Segments
     Description of Segments and Products
     The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group manufactures tight-tolerance rubber components, primarily, connector seals used in automotive wiring systems, insulators used in original equipment and aftermarket automotive ignition-wire sets, and molded rubber components used in a variety of medical devices, such as intravenous feeding systems, syringes, and surgical equipment. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States. At December 31, 2007, 21.4% of the Rubber Group’s employees were covered by a collective bargaining agreement that expires on December 11, 2008 and, 20.3% of the Rubber Group’s employees were subject to a collective bargaining agreement that expires on October 19, 2008.
     The Corporate Office consists primarily of general administrative expenses that are not a result of any activity carried on by either the Rubber Group or the Metals Group. Corporate Office expenses include the compensation and benefits of the Company’s executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, including fees related to financings, and certain insurance expenses. Assets of the Corporate Office are primarily cash, marketable securities, certain prepaid expenses and other miscellaneous current assets, deferred tax assets, and deferred financing expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Factors Management Used to Identify Reportable Segments
     Although all of the Company’s production facilities are similar manufacturing operations, selling to similar customers, the Company presents financial data for the Rubber Group and the Metals Group because of the significant difference in financial performance between those businesses.
     Industry Concentration, Reliance on Large Customers, and Credit Risk
     The following table summarizes net sales during 2007, 2006, and 2005 by the type of product in which the Company’s components were utilized (dollar amounts in thousands):

	Years Ended December 31
	2007		2006		2005

Automotive	$69,430	78.5%	$73,464	83.6%	$83,577	86.3%
Medical	15,928	18.0	11,039	12.6	9,989	10.3
Industrial	1,549	1.8	1,623	1.8	1,429	1.5
Other	1,501	1.7	1,775	2.0	1,847	1.9

Total net sales	$88,408	100.0%	$87,901	100.0%	$96,842	100.0%

     During 2007, 2006, and 2005, net sales from continuing operations to customers in the automotive industry totaled $69,430,000, $73,464,000, and $83,577,000, respectively, which represented 78.5%, 83.6%, and 86.3%, respectively, of the Company’s net sales. At December 31, 2007 and 2006, accounts receivable from automotive industry customers totaled $8,711,000 and $8,844,000, respectively. The Company operates primarily in the domestic automotive market, which has been characterized by price competition, increasing requirements for quality and service, and reduced volumes because of slowing sales of automobiles. These factors, among others, may have an adverse effect on the operating results and financial condition of specific customers, and, in turn, on the collectibility of the Company’s accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examination of customer financial statements, and discussions with customer management. Provisions for credit losses are based upon historical experience and such ongoing evaluations. The Company generally does not require collateral from its customers to support the extension of trade credit. At December 31, 2007 and 2006, the Company had reserves for credit losses of $476,000 and $412,000, respectively.
     During 2007, 2006, and 2005 net sales to General Cable Corporation, the Company’s largest customer, totaled $9,436,000, $9,557,000, and $10,971,000, which represented 10.7%, 10.9%, and 11.3%, respectively, of the Company’s consolidated net sales and 12.7%, 12.6%, and 12.9%, respectively, of the Rubber Group’s net sales. At December 31, 2007, 2006, and 2005, accounts receivable due from General Cable represented 3.7%, 11.5%, and 12.8% of the Company’s accounts receivable, respectively. During 2007, 2006, and 2005, net sales to Delphi Corporation totaled $8,505,000, $10,719,000, and $17,426,000. During 2007, 2006, and 2005, the Rubber Group’s net sales to Delphi Corporation totaled $7,381,000, $10,719,000, and $17,426,000. Sales to Delphi in 2007, 2006, and 2005, represented 9.6%, 12.2%, and 18%, respectively, of the Company’s consolidated net sales and 9.9%, 14.1%, and 20.5%, respectively, of the Rubber Group’s net sales. In October 2005, Delphi filed for protection from its creditors under chapter 11 of the United States Bankruptcy Code. The Company’s unpaid, prepetition accounts receivable from Delphi total approximately $360,000 at December 31, 2007. No other customer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounted for more than 10% of the Company’s net sales during 2007, 2006, or 2005. The three largest customers of the Rubber Group accounted for 30.5% of the Rubber Group’s net sales and 20.7% of the Company’s accounts receivable at December 31, 2007. The three largest customers of the Metals Group accounted for 55.2% of the Metals Group’s net sales and 11.3% of the Company’s accounts receivable at December 31, 2007. Loss of a significant amount of business from General Cable, Delphi, or any of the Company’s other large customers would have a material adverse effect on the Company if such business was not substantially replaced by additional business from existing or new customers. The Company believes that its reserve for uncollectible accounts receivable is adequate; however, the Company’s results of operations could be materially adversely affected if any of the Company’s large customers experience financial difficulties that cause them to delay or fail to make payments for goods sold to them.
     Net sales to Delphi of connector seals for automotive wiring harnesses totaled $5,496,000, $7,742,000, and $11,527,000 during 2007, 2006, and 2005, respectively. During 2005, Delphi in-sourced 34 high-volume connector seals that had been produced by the Company’s connector seals business. The majority of in-sourced parts were taken over by Delphi on January 1, 2005, although several parts were taken over at various times during the first half of 2005. Effective January 1, 2005, Delphi and the connector seals business entered into an agreement pursuant to which Delphi agreed to purchase from the business through December 31, 2009, 100% of its requirements for all connector seals not designated to be in-sourced. Pursuant to the agreement, the connector seals business received price increases on a majority of the connector seals covered by the new agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for 2007, 2006, and 2005, and at December 31, 2007, 2006, and 2005, is summarized below (dollar amounts in thousands):

	Years Ended December 31
	2007	2006	2005

Net sales:
Rubber Group	$74,587	$76,090	$84,884
Metals Group	13,821	11,811	11,958

Total net sales	$88,408	$87,901	$96,842

Income (loss) from operations:
Rubber Group	$7,975	$7,642	$7,034
Metals Group	(192)	(1,245)	(315)

Subtotal	7,783	6,397	6,719
Corporate Office	(3,108)	(2,313)	(2,322)

Total income from operations	$4,675	$4,084	$4,397

Depreciation and amortization (1):
Rubber Group	$5,727	$6,455	$7,226
Metals Group	682	820	1,138

Subtotal	6,409	7,275	8,364
Corporate Office	28	20	10

Total depreciation and amortization	$6,437	$7,295	$8,374

Capital expenditures (2):
Rubber Group	$2,068	$2,118	$3,034
Metals Group	519	511	292

Subtotal	2,587	2,629	3,326
Corporate Office	77	32	4

Total capital expenditures	$2,664	$2,661	$3,330

	December 31
	2007	2006	2005

Assets:
Rubber Group	$42,236	$45,056	$50,412
Metals Group	7,963	7,381	7,692

Subtotal	50,199	52,437	58,104
Corporate Office	820	484	2,511

Total assets (3)	$51,019	$52,921	$60,615

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $1,249,000, $3,078,000, and $1,315,000, during 2007, 2006, and 2005, respectively, and which is included in interest expense in the consolidated financial statements.

(2)	Capital expenditures for 2007 included $28,000 of equipment purchased under capitalized lease obligations. Capital expenditures for 2006 included $157,000 of equipment acquired with seller-provided financing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Excludes the assets of discontinued operations, which totaled $1,348,000, $1,519,000, and $1,728,000, at December 31, 2007, 2006, and 2005, respectively.
Note 9 — Net Income or Loss per Common Share
     The calculations of basic and diluted net income or loss per common share for the 2007, 2006, and 2005, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of warrants to purchase the Company’s common stock were not dilutive. In addition, non-vested shares of restricted common stock issued under the Company’s 2005 Stock Award Plan (the “Plan”) are not considered outstanding common shares for purposes of the calculation of basic net income or loss per share of common stock because the effect would not be dilutive. As a result, the weighted average number of common shares outstanding used in the calculation of net income or loss per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock, the assumed exercise of the warrants, or the non-vested shares of restricted common stock issued under the Plan.

	Years Ended December 31
	2007	2006	2005

Numerator — Net income (loss):

Continuing operations	$(6,670)	$(6,877)	$(4,427)
Discontinued operations	(289)	(472)	644

Net income (loss)	$(6,959)	$(7,349)	$(3,783)

Denominator — Weighted average shares outstanding	4,949	4,939	4,932

Basic and diluted income (loss) per share of common stock:

Continuing operations	$(1.35)	$(1.39)	$(0.90)
Discontinued operations	(0.06)	(0.10)	0.13

Net income (loss)	$(1.41)	$(1.49)	$(0.77)

Note 10 — Commitments and Contingencies
     Purchase Commitments
     At December 31, 2007, the Company had $113,000 of unrecorded commitments outstanding to purchase equipment.
     Leases
     The Company is lessee under various operating leases relating to warehouse and office space, temporary, on-site office units, and equipment. Total rent expense under operating leases aggregated $326,000, $395,000, and $438,000 for 2007, 2006, and 2005, respectively. At December 31, 2007, future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
minimum lease commitments under noncancelable operating leases totaled $71,000, $68,000, and $47,000 for 2008, 2009, and 2010, respectively. Commitments subsequent to 2010 are not significant.
     Legal Actions
     In addition to our pending bankruptcy proceedings, the Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. It is the Company’s policy to record accruals for such other matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various other actions to which the Company is or may in the future be a party are at various stages of completion. Although there can be no assurance as to the outcome of existing or potential litigation, the Company currently believes, based upon the information currently available to it, that the outcome of those actions will not have a material adverse effect upon its results of operations or financial condition.
     Other
     The Company maintains insurance coverage for certain aspects of its business and operations. Based on the Company’s evaluation of the various risks to which it may be exposed, the Company retains all or a portion of the liability for potential losses because of various deductibles, coverage limits, and retentions. Although there can be no assurance that it will be successful in its efforts, the Company attempts to limit its liability through, among other things, the ongoing training and education of its employees, the implementation of safety programs, the ongoing testing and evaluation of the safety and suitability of its workplace environments, the development of sound business practices, and the exercise of care and judgment in the negotiation of contracts with its customers.
Note 11 — Related Parties
     The Chairman of the Board and the President of the Company are the Company’s two largest stockholders, with beneficial ownership of 33% and 27.9%, respectively, of the Company’s common stock. They are also the holders of the Junior Subordinated Note, and, together with affiliated entities that include family members, the holders of $7,772,000 principal amount of Senior Subordinated Notes and 69,449 warrants to purchase common stock.
     In 2007, 2006, and 2005 the Chairman of the Board and the President of the Company, through an investment banking firm of which they are the only partners, were paid $700,000 to provide management and investment banking services. Additionally, they may receive incentive compensation tied to the Company’s operating performance and other compensation for specific transactions completed by the Company with their assistance, although no such compensation was paid in 2007, 2006, or 2005. The Company also reimburses their firm for certain out-of-pocket expenses. During 2007, 2006, and 2005, the Company reimbursed their firm for expenses of $115,000, $116,000, and $102,000, respectively.
     For more information on the compensation of the Company’s executive officers, refer to the Company’s proxy statement that was issued and filed during April 2008 in connection with the Company’s Annual Meeting of Stockholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 — Gain on the Repurchase of Debt
     During 2005, the Company repurchased $133,000 principal amount of 12 3/4% Senior Subordinated Notes, together with accrued interest thereon of $97,000, for $153,000, and recorded a $77,000 pre-tax gain.
Note 13 — Discontinued Operations
     The results of operations, assets, liabilities, and cash flows of the Company’s former die casting business have been classified as discontinued operations in the consolidated financial statements. Interest expense allocated to the die casting business totaled $168,000, $178,000, and $262,000 for 2007, 2006, and 2005, respectively.
     During 2007 and 2006, the Company increased its provision for environmental remediation by $87,000 and $255,000, respectively, to cover the current and projected cost of certain environmental remediation at the former die casting business’s manufacturing facility. In March 2007, the State of New York Department of Environmental Conservation informed the Company that it intended to commence the process to classify it as a Class 4 Site under the State of New York Environmental Conservation Law, which would mean that the site was properly closed and only required continued monitoring.
     The following table summarizes certain operating data of the die casting business for 2007, 2006, and 2005 (dollar amounts in thousands):

	Years Ended December 31
	2007	2006	2005

Net sales	$—	$—	$3,381

Income (loss) from operations before increase in carrying value of assets held for sale, and gain on the sale of assets	$(121)	$(294)	$130
Increase in carrying value of assets held for sale	—	—	542
Gain on sale of assets	—	—	568

Income (loss) from discontinued operations	(121)	(294)	1,240
Allocated interest expense	168	178	262

Income (loss) from discontinued operations before income taxes	(289)	(472)	978
Income tax provision (1)	—	—	334

Income (loss) from discontinued operations	$(289)	$(472)	$644

(1)	The income tax provision in 2005 was offset by an income tax benefit recorded in continuing operations. Income tax benefits in 2006 were offset by provisions for valuation allowances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 — Quarterly Financial Data (Unaudited)
     Quarterly unaudited financial data for the four fiscal quarters of each of 2007 and 2006 is set forth below (dollar amounts in thousands, except per share amounts).

	Quarters Ended
2007	Mar. 31	June 30	Sept. 30	Dec. 31

Net sales	$22,530	$23,778	$23,060	$19,040

Gross profit	$3,053	$3,576	$3,310	$1,940

Loss from continuing operations	$(915)	$(1,305)	$(1,806)	$(2,644)
Loss from discontinued operations	(2)	(56)	(53)	(178)

Net loss	$(917)	$(1,361)	$(1,859)	$(2,822)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.19)	$(0.26)	$(0.37)	$(0.53)
Discontinued operations	—	(0.01)	(0.01)	(0.04)

Net loss	$(0.19)	$(0.27)	$(0.38)	$(0.57)

	Quarters Ended
2006	Mar. 31	June 30	Sept. 30	Dec. 31

Net sales	$24,798	$24,439	$20,371	$18,293

Gross profit	$3,739	$3,411	$2,186	$1,406

Loss from continuing operations	$(330)	$(1,033)	$(1,456)	$(4,058)
Loss from discontinued operations	(70)	(69)	(49)	(284)

Net loss	$(400)	$(1,102)	$(1,505)	$(4,342)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.07)	$(0.21)	$(0.29)	$(0.82)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.06)

Net loss	$(0.08)	$(0.22)	$(0.30)	$(0.88)

     Results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2007, included costs and expenses of $448,000, $1,191,000, $1,498,000, and $1,177,000, repectively, relating to the Company’s efforts to refinance or restructure its indebtedness, including additional interest on its senior, secured debt and the Senior Subordinated Notes, and various financing fees, legal fees, and consulting fees charged to the Company by the holders of the Company’s senior, secured debt and the Senior Subordinated Notes.
     Results of operations for the fourth quarter of 2006 included the write-off of $1,829,000 of unamortized deferred financing costs related to the Company’s senior, secured debt and the Senior Subordinated Notes.

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
     In October 2005, the Rubber Group sold its land and building in LaGrange, Georgia, and received net proceeds of $1,882,000, which were applied to reduce the Company’s real estate term loan. As a result of the sale, the Company recorded a pre-tax gain of $571,000 during the fourth quarter of 2005. During 2005, the Company incurred costs of $633,000 related to the closing of the facility, which were included in cost of sales in the consolidated statement of operations.
Note 16 — Subsequent Event
     On April 1, 2008, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In connection with this petition, the Company obtained a financing package that consists of (1) an arrangement with the Company’s senior, secured lenders to freeze the loans under their revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to use the collections on its accounts receivable in the operation of its business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession (“DIP”) loan that matures on April 1, 2009. The arrangement with the senior, secured lenders provides for a continuation of the Company’s monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that the Company’s interest rates returned to the original contractual rates. The DIP loan is unsecured, subordinated to the senior, secured loans and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. At April 30, 2008, the DIP loan had been fully funded and the Company had approximately $8,000,000 of cash on hand. See also Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Debt.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A(T). CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of members of management of our operating divisions, evaluated, as of December 31, 2007, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officers and our principal financial officer have concluded that, because of the deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported to management to allow timely decisions regarding required disclosures because of the significant deficiencies which, in the aggregate, constitute a material weakness, as described below. Notwithstanding management’s assessment that our internal control over financial reporting as of December 31, 2007, was ineffective and the material weaknesses described below, we are not aware that such deficiencies have resulted in the issuance of any material errors or omissions in our consolidated financial statements contained in our annual report on Form 10-K for 2007 or related disclosures, and we received unqualified audit reports from our independent registered public accounting firms on these consolidated financial statements.
     Management’s Report on Internal Control over Financial Reporting
     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to inherent limitations, internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives have been met. The design of an internal controls system must take into account the realities of limited resources, and the benefits derived from any system of internal control must be balanced against the cost of implementing and maintaining the system. Inherently, all internal control systems are limited by the realities of errors in human judgment and decision making, collusion, and management’s ability to override the system of internal control. Also, as business conditions or requirements change in the future, internal control systems in place today may become obsolete.
     With the participation of our principal executive officers and our principal financial officer, our management conducted an evaluation of effectiveness of our internal controls over financial reporting as of December 31, 2007, based on the framework and criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The evaluation included a review of, among other things, the documentation of controls, the overall design of the internal controls, and the documentation related to the performance of control activities.
     A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the

Company’s quarterly or annual financial statements will not be detected or prevented on a timely basis. During the course of our evaluation, we identified certain significant deficiencies as of December 31, 2007, that, in our opinion, only when considered in the aggregate, would constitute a “material weakness” in the Company’s internal control over financial reporting as of December 31, 2007. The significant deficiencies noted during our evaluation are set forth below:
•	Incomplete documentation of the internal control system. The Company maintains numerous internal financial controls. Certain controls and procedures are properly documented within the Company’s “Authorization Guidelines and Policy Memoranda.” Many controls are embedded within our third-party enterprise resource planning system software in use at all of the Company’s manufacturing locations, the software of our third-party cash management system provider, and the software of our Company-wide third-party payroll provider, but are not documented in a methodical fashion outside of these software systems. Other controls, including higher level entity controls, such as the review of our pre-formatted monthly divisional financial reporting package by division controllers and our Chief Financial Officer and President, are not formally documented.

•	We do not have a procedure for documenting the internal control activities performed within the internal control system by our employees. We currently do not have a procedure in place for our employees to document the internal control activities they perform on a routine basis, such as the review of monthly financial packages, so we do not have evidence that such controls are being performed.

•	Incomplete segregation of duties. At December 31, 2007, the Company consisted of six operating divisions and the corporate office. All six divisions function as independent businesses with their own management staffs and are required, on a monthly basis, to complete an extensive monthly financial reporting package. Because of the size of these facilities, complete segregation of accounting duties is not cost-effective. In its place, we believe that we have sufficient entity-level oversight controls to mitigate the lack of segregation of duties. However, because the completion of oversight controls is not documented, the Company cannot test these oversight controls to prove that the lack of segregation of duties is not an internal control deficiency.

•	The Company has not tested the operational effectiveness of its internal controls over financial reporting. Because we have not adequately documented certain internal controls over financial reporting and lack a procedure for documenting the completion of certain control activities, we are unable to test and prove the effectiveness of those internal controls over financial reporting in accordance with COSO standards. Since we have not completely tested our controls, we have determined that our controls over financial reporting were ineffective.
     Because of the material weakness described above, management has concluded that we did not, based on the COSO framework for internal control, maintain effective controls over financial reporting as of December 31, 2007.
     This annual report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accountant firm because of the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

     Remediation of Weaknesses
     At December 31, 2007, the several significant deficiencies noted above may, in the aggregate, constitute a material weakness in our internal control over financial reporting. Although its is our intention to remediate these weaknesses, on April 1, 2008, we filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking reorganization relief under the provisions of chapter 11 of the United States Bankruptcy Code. Because of the additional demands placed on our limited number of accounting professionals due to the bankruptcy filing and the substantial financial resources required to remediate the deficiencies noted above, we may not be able to remediate the weaknesses identified above prior to the initial audit of our internal control over financial reporting by a registered public accounting firm. If we are unable to remediate the weaknesses identified above prior to this audit, we will encounter difficulties in the audit of our internal controls by our outside independent auditors, which may have an adverse effect on our ability to prepare financial statements in accordance with U.S. generally accepted accounting principles and to comply with the reporting requirements of the Securities and Exchange Commission.
     If we have the ability to do so, we intend to take the following actions to address the material weakness described above:
1.	Establish a set of procedures for documentation of the performance of internal control processes by our employees.

2.	Establish formal documentation for higher level entity controls that are currently undocumented.

3.	Develop a plan for testing of our internal controls in accordance with COSO standards.

4.	Dedicate additional personnel resources to the improvement, monitoring and testing of our internal controls over financial reporting.
     Changes in Internal Controls over Financial Reporting
     In reviewing our internal controls, we determined that there have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) or 15(d)-15(f), or in other factors identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT
     Information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors” and “Executive Officers” in the Company’s proxy statement issued in connection with its 2008 Annual Meeting of Stockholders and filed with the Securities and Exchange Commission (the Commission) on April 29, 2008.
Item 11. EXECUTIVE COMPENSATION
     Information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in the Company’s proxy statement issued in connection with its 2008 Annual Meeting of Stockholders and filed with the Commission on April 29, 2008.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s proxy statement issued in connection with its 2008 Annual Meeting of Stockholders and filed with the Commission on April 29, 2008.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information required by Item 13 is incorporated by reference to the section entitled “Certain Relationships and Transactions” in the Company’s proxy statement issued in connection with its 2008 Annual Meeting of Stockholders and filed with the Commission on April 29, 2008.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by Item 14 is incorporated by reference to the section entitled “Ratification of Appointment of Independent Auditors” in the Company’s proxy statement issued in connection with its 2008 Annual Meeting of Stockholders and filed with the Commission on April 29, 2008.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1.	Financial Statements

		The consolidated financial statements of Lexington Precision Corporation and its wholly owned subsidiaries, Lexington Rubber Group, Inc. and Lexington Precision GmbH, are included in Part II, Item 8.

	2.	Financial Statement Schedule

		Schedule II, “Valuation and Qualifying Accounts and Reserves,” is included in this Part IV, Item 15, on page 77. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or the notes thereto.

	3.	Exhibits

		The exhibits listed on the accompanying Exhibit Index are filed herewith or incorporated herein by reference.

LEXINGTON PRECISION CORPORATION
AND SUBSIDIARY
Schedule II — Valuation and Qualifying Accounts and Reserves
of Continuing Operations
(thousands of dollars)

	Balance at	Charged to	Deductions	Balance
	Beginning	Costs and	From	at End
	of Period	Expenses	Reserves	of Period

Allowance for Doubtful Accounts
Year ended December 31, 2007	$412	$210	$146	$476
Year ended December 31, 2006	$697	$55	$340	$412
Year ended December 31, 2005	$537	$170	$10	$697

Inventory Reserve
Year ended December 31, 2007	$417	$379	$184	$612
Year ended December 31, 2006	$435	$245	$263	$417
Year ended December 31, 2005	$845	$11	$421	$435

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION (Registrant)
By:	/s/ Warren Delano
Warren Delano, President

May 15, 2008
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2008:

Principal Executive Officers and Directors:
/s/ Michael A. Lubin
Michael A. Lubin, Chairman of the Board

/s/ Warren Delano
Warren Delano, President and Director

Principal Financial and Accounting Officer:
/s/ Dennis J. Welhouse
Dennis J. Welhouse, Senior Vice President, Chief Financial Officer, and Secretary

Directors:
/s/ William B. Conner
William B. Conner, Director

/s/ Kenneth I. Greenstein
Kenneth I. Greenstein, Director

/s/ Joseph A. Pardo
Joseph A. Pardo, Director

/s/ Elizabeth H. Ruml
Elizabeth H. Ruml, Director

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT	LOCATION

3 — 1	Articles of Incorporation and Restatement thereof	Incorporated by reference from Exhibit 3-1 to Lexington Precision Corporation’s (the “Company”) Form 10-K for the year ended May 31, 1981, located under Securities and Exchange Commission File No. 0-3252 (“1981 10-K”)

3 — 2	By-laws, as amended	Incorporated by reference from Exhibit 3-2 to the Company’s Form 10-K for the year ended December 31, 1998, located under Securities and Exchange Commission File No. 0-3252 (“1998 10-K”)

3 — 3	Certificate of Correction dated September 21, 1976	Incorporated by reference from Exhibit 3-3 to the Company’s Form 10-K for the year ended May 31, 1983, located under Securities and Exchange Commission File No. 0-3252 (“1983 10-K”)

3 — 4	Certificate of Ownership and Merger dated May 24, 1977	Incorporated by reference from Exhibit 3-4 to 1983 10-K

3 — 5	Certificate of Ownership and Merger dated May 31, 1977	Incorporated by reference from Exhibit 3-5 to 1983 10-K

3 — 6	Certificate of Reduction of Capital dated December 30, 1977	Incorporated by reference from Exhibit 3-6 to 1983 10-K

3 — 7	Certificate of Retirement of Preferred Shares dated December 30, 1977	Incorporated by reference from Exhibit 3-7 to 1983 10-K

3 — 8	Certificate of Reduction of Capital dated December 18, 1978	Incorporated by reference from Exhibit 3-8 to 1983 10-K

3 — 9	Certificate of Retirement of Preferred Shares dated December 28, 1978	Incorporated by reference from Exhibit 3-9 to 1983 10-K

3 — 10	Certificate of Reduction of Capital dated January 9, 1979	Incorporated by reference from Exhibit 3-10 to 1983 10-K

3 — 11	Certificate of Reduction of Capital dated December 20, 1979	Incorporated by reference from Exhibit 3-11 to 1983 10-K

3 — 12	Certificate of Retirement of Preferred Shares dated December 20, 1979	Incorporated by reference from Exhibit 3-12 to 1983 10-K

3 — 13	Certificate of Reduction of Capital dated December 16, 1982	Incorporated by reference from Exhibit 3-13 to 1983 10-K

3 — 14	Certificate of Reduction of Capital dated December 17, 1982	Incorporated by reference from Exhibit 3-14 to 1983 10-K

3 — 15	Certificate of Amendment of Restated Certificate of Incorporation dated September 26, 1984	Incorporated by reference from Exhibit 3-15 to the Company’s Form 10-K for the year ended May 31, 1985, located under Securities and Exchange Commission File No. 0-3252

3 — 16	Certificate of Retirement of Stock dated September 24, 1986	Incorporated by reference from Exhibit 4-3 to the Company’s Registration Statement in Form S-2 located under Securities and Exchange Commission File No. 33-9380 (“1933 Act Registration Statement”)

3 — 17	Certificate of Amendment of Restated Certificate of Incorporation dated November 21, 1986	Incorporated by reference from Exhibit 3-17 to the Company’s Form 10-K for the year ended May 31, 1987, located under Securities and Exchange Commission File No. 0-3252

3 — 18	Certificate of Retirement of Stock dated January 15, 1987	Incorporated by reference from Exhibit 4-5 to Amendment No. 1 to 1933 Act Registration Statement

EXHIBIT
NUMBER	EXHIBIT	LOCATION

3 — 19	Certificate of Retirement of Stock dated February 22, 1988	Incorporated by reference from Exhibit 3-19 to the Company’s Form 10-K for the year ended May 31, 1989, located under Securities and Exchange Commission File No. 0-3252 (“May 31, 1989 10-K”)

3 — 20	Certificate of Amendment of Restated Certificate of Incorporation dated January 6, 1989	Incorporated by reference from Exhibit 3-20 to May 31, 1989 10-K

3 — 21	Certificate of Retirement of Stock dated August 17, 1989	Incorporated by reference from Exhibit 3-21 to May 31, 1989 10-K

3 — 22	Certificate of Retirement of Stock dated January 9, 1990	Incorporated by reference from Exhibit 3-22 to the Company’s Form 10-K for the seven months ended December 31, 1989, located under Securities and Exchange Commission File No. 0-3252 (“December 31, 1989 10-K”)

3 — 23	Certificate of the Designations, Preferences and Relative Participating, Optional and Other Special Rights of 12% Cumulative Convertible Exchangeable Preferred Stock, Series C, and the Qualifications, Limitations and Restrictions thereof dated January 10, 1990	Incorporated by reference from Exhibit 3-1 to the Company’s Form 10-Q for the quarter ended November 30, 1989, located under Securities and Exchange Commission File No. 0-3252 (“November 30, 1989 10-Q”)

3 — 24	Certificate of Ownership and Merger dated April 25, 1990	Incorporated by reference from Exhibit 3-24 to December 31, 1989 10-K

3 — 25	Certificate of Elimination of 12% Cumulative Convertible Exchangeable Preferred Stock, Series C, dated June 4, 1990	Incorporated by reference from Exhibit 3-25 to the Company’s Form 10-K for the year ended December 31, 1990, located under Securities and Exchange Commission File No. 0-3252 (“1990 10-K”)

3 — 26	Certificate of Retirement of Stock dated March 6, 1991	Incorporated by reference from Exhibit 3-26 to 1990 10-K

3 — 27	Certificate of Retirement of Stock dated April 29, 1994	Incorporated by reference from Exhibit 3-28 to the Company’s Form 10-K for year the ended December 31, 1994, located under Securities and Exchange Commission File No. 0-3252 (“1994 10-K”)

3 — 28	Certificate of Retirement of Stock dated January 6, 1995	Incorporated by reference from Exhibit 3-27 to 1994 10-K

3 — 29	Certificate of Retirement of Stock dated January 5, 1996	Incorporated by reference from Exhibit 3-29 to the Company’s Form 10-K for year the ended December 31, 1995, located under Securities and Exchange Commission File No. 0-3252

3 — 30	Certificate of Retirement of Stock dated January 6, 1997	Incorporated by reference from Exhibit 3-30 to the Company’s Form 10-K for the year ended December 31, 1996, located under Securities and Exchange Commission File No. 0-3252

3 — 31	Certificate of Retirement of Stock dated January 9, 1998	Incorporated by reference from Exhibit 3-31 to the Company’s Form 10-K for the year ended December 31, 1997, located under Securities and Exchange Commission File No. 0-3252

3 — 32	Certificate of Retirement of Stock dated January 13, 1999	Incorporated by reference from Exhibit 3-32 to the Company’s Form 10-K for the year ended December 31, 1998, located under Securities and Exchange Commission File No. 0-3252

3 — 33	Certificate of Retirement of Stock dated January 26, 2000	Incorporated by reference from Exhibit 3-33 to the Company’s Form 10-K for year the ended December 31, 1999, located under Securities and Exchange Commission File No. 0-3252

4 — 1	Certificate of Designations, Preferences, Rights and Number of Shares of Redeemable Preferred Stock, Series B	Incorporated by reference from Exhibit 3-3 to the Company’s Form 10-K for year the ended December 31, 1981, located under Securities and Exchange Commission File No. 0-3252

EXHIBIT
NUMBER	EXHIBIT	LOCATION

4 — 2	Purchase Agreement dated as of February 7, 1985, between Lexington Precision Corporation (“LPC”) and L&D Precision Limited Partnership (“L&D Precision”) and exhibits thereto	Incorporated by reference from Exhibit 4-1 to the Company’s Form 8-K dated February 7, 1985, (date of earliest event reported) located under Securities and Exchange Commission File No. 0-3252

4 — 3	Amendment Agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985	Incorporated by reference from Exhibit 10-2 to 1990 10-K

4 — 4	Recapitalization Agreement dated as of April 27, 1990, between LPC and L&D Woolens Limited Partnership (“L&D Woolens”) and exhibits thereto	Incorporated by reference from Exhibit 4-10 to December 31, 1989 10-K

4 — 5	Indenture, dated as of December 18, 2003, between the Company and Wilmington Trust Company, as Trustee	Incorporated by reference from Exhibit 4-1 to Form 8-K filed December 18, 2003, located under Securities and Exchange Commission File No. 0-3252 (“December 18, 2003 8-K”)

4 — 6	Registration Rights Agreement, dated as of December 18, 2003, between the Company and Purchasers listed therein	Incorporated by reference from Exhibit 4-2 to December 18, 2003 8-K

4 — 7	Form of Unit	Incorporated by reference from Exhibit 4-3 to December 18, 2003 8-K

4 — 8	Form of Warrant	Incorporated by reference from Exhibit 4-4 to December 18, 2003 8-K

4 — 9	Form of 12% Senior Subordinated Note due August 1, 2009	Incorporated by reference from Exhibit 4-5 to December 18, 2003 8-K

4 — 10	Form of 13% Junior Subordinated Note due November 1, 2009	Incorporated by reference from Exhibit 4-6 to December 18, 2003 8-K

10 — 1	Purchase Agreement dated as of February 7, 1985, between LPC and L&D Precision and exhibits thereto	See Exhibit 4-2 hereto

10 — 2	Amendment Agreement dated as of April 27, 1990, between LPC and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985	See Exhibit 4-3 hereto

10 — 3	Lexington Precision Corporation Flexible Compensation Plan, as amended	Incorporated by reference from Exhibit 10-3 to the Company’s Form 10-K for the year ended December 31, 1991, located under Securities and Exchange Commission File No. 0-3252 (“1991 10-K”)

10 — 4	1986 Restricted Stock Award Plan, as amended	Incorporated by reference from Exhibit 10-38 to December 31, 1989 10-K

10 — 5	Lexington Precision Corporation Retirement and Savings Plan, as amended	Incorporated by reference from Exhibit 10-5 to December 31, 1998 10-K

10 — 6	Description of 2007 Compensation Arrangements with Lubin, Delano & Company	Filed herewith

10 — 7	Corporate Office 2002 Management Cash Bonus Plan	Incorporated by reference from Exhibit 10-7 to the Company’s Form 10-K for the year ended December 31, 2002, located under Securities and Exchange Commission File No. 0-3252 (“2002 10-K”)

10 — 8	Recapitalization Agreement dated as of April 27, 1990, between LPC and L&D Woolens and exhibits thereto	See Exhibit 4-4 hereto

10 — 9	Exchange Agreement, dated as of December 18, 2003, between the Company and each of Michael A. Lubin and Warren Delano	Incorporated by reference from Exhibit 10-1 to December 18, 2003 8-K

EXHIBIT
NUMBER	EXHIBIT	LOCATION

10 — 10	Warrant Agent Agreement, Dated as of December 18, 2003, between the Company and Wilmington Trust Company, as Warrant Agent	Incorporated by reference from Exhibit 10-2 to December 18, 2003 8-K

10 — 11	Payoff Agreement, dated as of December 18, 2003, by and between Nomura Special Situations Investment Trust and the Company	Incorporated by reference from Exhibit 10-9 to December 18, 2003 8-K

10 — 12[1]	Delphi Corporation Lifetime Contract, dated as of November 22, 2004, by and between Delphi Automotive Systems LLC and Lexington Connector Seals	Incorporated by reference from Exhibit 10-1 to Form 8-K filed November 29, 2004, located under Securities and Exchange Commission File No. 0-3252

10 — 13	Purchase Agreement, dated as of February 22, 2005, by and between Lexington Precision Corporation and City of Casa Grande	Incorporated by reference from Exhibit 10-1 to the Company’s Form 10-Q for the period ended March 31, 2005, located under Securities and Exchange Commission File No. 0-3252

10 — 14	Lexington Precision Corporation 2005 Stock Award Plan — incorporated by reference from Exhibit A to the Proxy Statement on Schedule 14A of Lexington Precision Corporation filed with the Securities and Exchange Commission on April 22, 2005	Incorporated by reference from Exhibit A to the Proxy Statement on Schedule 14A of Lexington Precision Corporation filed with the Securities and Exchange Commission on April 22, 2005

10 — 15	Form of the Incentive Stock Option Award Agreement Pursuant to the Lexington Precision Corporation 2005 Stock Award Plan	Incorporated by reference from Exhibit 10-2 to Form 8-K filed May 19, 2005, located under Securities and Exchange Commission File No. 0-3252 (“May 19, 2005 8-K”)

10 — 16	Form of the Non-Qualified Stock Option Award Agreement Pursuant to the Lexington Precision Corporation 2005 Stock Award Plan	Incorporated by reference from Exhibit 10-3 to May 19, 2005 8-K

10 — 17	Form of the Restricted Stock Award Agreement Pursuant to the Lexington Precision Corporation 2005 Stock Award Plan	Incorporated by reference from Exhibit 10-4 to May 19, 2005 8-K

10 — 18	Equipment Purchase Agreement dated as of August 2, 2005, between Lexington Precision Corporation and Premier Tool & Die Cast Corp.	Incorporated by reference from Exhibit 10-1 to Form 8-K filed August 8, 2005, located under Securities and Exchange Commission File No. 0-3252 (“August 8, 2005 8-K”)

10 — 19	Bailment Agreement dated as of August 2, 2005, between Lexington Precision Corporation and Premier Tool & Die Cast Corp.	Incorporated by reference from Exhibit 10-2 to August 8, 2005 8-K

10 — 20	Indemnity Agreement dated as of August 2, 2005, between Lexington Precision Corporation and Premier Tool & Die Cast Corp.	Incorporated by reference from Exhibit 10-3 to August 8, 2005 8-K

10 — 21	Credit and Security Agreement, dated as of May 31, 2006, by and among LPC and LRG, as borrowers, the lenders from time to time party thereto (the “Lenders”), CapitalSource Finance LLC, as collateral agent and administrative agent for the Lenders, and CapitalSource Finance LLC and Webster Business Credit Corporation, as co-documentation agents	Incorporated by reference from Exhibit 10-4 to the Company’s Form 10-Q for the period ended March 31, 2006, located under Securities and Exchange Commission File No. 0-3252 (“March 31, 2006 10-Q”)

10 — 22	Pledge Agreement, dated as of May 31, 2006, made by LPC in favor of CapitalSource Finance LLC, as agent	Incorporated by reference from Exhibit 10-5 to March 31, 2006 10-Q

[1]	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER	EXHIBIT	LOCATION

10 — 23	Loan and Security Agreement, dated as of May 31, 2006, by and among LPC and LRG, as borrowers, the lenders from time to time party thereto (the “Term Lenders”), and CSE Mortgage LLC, as collateral agent and administrative agent for the Term Lenders	Incorporated by reference from Exhibit 10-6 to March 31, 2006 10-Q

10 — 24	Pledge Agreement, dated as of May 31, 2006, made by LPC in favor of CSE Mortgage LLC, as agent	Incorporated by reference from Exhibit 10-7 to March 31, 2006 10-Q

10 — 25	Termination Agreement, dated as of May 31, 2006, by and among Wachovia Bank, National Association, as agent and lender, Ableco Finance LLC, as lender, LPC, LRG, and CapitalSource Finance LLC	Incorporated by reference from Exhibit 10-8 to March 31, 2006 10-Q

10 — 26	Intercreditor Agreement, dated as of May 31, 2006, by and between CapitalSource Finance LLC, as agent, and CSE Mortgage LLC, as agent, with the acknowledgment of LPC and LRG, as borrowers, and Webster Business Credit Corporation, CapitalSource Finance LLC, CSE Mortgage LLC, and DMD Special Situations, LLC, as lenders	Incorporated by reference from Exhibit 10-9 to March 31, 2006 10-Q

10 — 27	First Amendment and Default Waiver Agreement dated as of November 20, 2006, among Lexington Precision Corporation and Lexington Rubber Group, Inc., as borrowers, and CapitalSource Finance LLC, as a lender, as Agent and as Co-Documentation Agent, Webster Business Credit Corporation, as a lender and as Co-Documentation Agent, CSE Mortgage LLC, as a lender and an Agent, and DMD Special Situations, LLC, as a lender	Incorporated by reference from Exhibit 10-31 to the Company’s Form 10-K for the year ended December 31, 2006, located under Securities and Exchange Commission File No. 0-3252 (“2006 10-K”)

10 — 28	Amendment Agreement dated as of January 31, 2006, between LPC and Michael A. Lubin with respect to the 13% Junior Subordinated Note	Incorporated by reference from Exhibit 10-31 to the 2006 10-K

10 — 29	Agreement, dated May 19, 2007, by and among Lexington Precision Corporation, Lexington Rubber Group, Inc., CapitalSource Finance LLC, Webster Business Credit Corporation, CSE Mortgage LLC, and DMD Special Situations Funding, LLC	Incorporated by reference from Exhibit 10-1 to the Company’s Form 10-Q for the period ended March 31, 2007, located under Securities and Exchange Commission File No. 0-3252 (“March 31, 2007 10-Q”)

10 — 30	Forbearance Agreement, dated May 25, 2007, by and among Lexington Precision Corporation and the holders of 12% Senior Subordinated Notes due August 1, 2009, signatory thereto	Incorporated by reference from Exhibit 10-2 to the March 31, 2007 10-Q

10 — 31	First Supplemental Indenture, dated May 25, 2007, by and between Lexington Precision Corporation and Wilmington Trust Company, as Trustee	Incorporated by reference from Exhibit 10-3 to the March 31, 2007 10-Q

10 — 32	First Amendment, dated July 20, 2007, to the Forbearance Agreement, dated as of May 18, 2007, by and among Lexington Precision Corporation, Lexington Rubber Group, Inc., CapitalSource Finance LLC, Webster Business Credit Corporation, CSE Mortgage LLC, and DMD Special Situations Funding, LLC	Incorporated by reference from Exhibit 10-1 to the Company’s Form 10-Q for the period ended June 30, 2007, located under Securities and Exchange Commission File No. 0-3252

EXHIBIT
NUMBER	EXHIBIT	LOCATION

10 — 33	Second Amendment, dated September 24, 2007, to the Forbearance Agreement, dated as of May 18, 2007, by and among Lexington Precision Corporation, Lexington Rubber Group, Inc., CapitalSource Finance LLC, Webster Business Credit Corporation, CSE Mortgage LLC, and DMD Special Situations Funding, LLC	Incorporated by reference from Exhibit 10-1 to the Company’s Form 10-Q for the period ended September 30, 2007, located under Securities and Exchange Commission File No. 0-3252 (“September 30, 2007 10-Q”)

10 — 34	First Amendment, dated September 24, 2007, to the Forbearance Agreement, dated as of May 25, 2007, by and among Lexington Precision Corporation and the holders of the 12% Senior Subordinated Notes due August 1, 2009, signatory thereto	Incorporated by reference from Exhibit 10-2 to the September 30, 2007 10-Q

10 — 35	Restricted Stock Award Agreement, dated as of October 9, 2007, between Lexington Precision Corporation (the “Company”) and William B. Conner, a current member of the Company’s Board of Directors	Incorporated by reference from Exhibit 10-3 to the September 30, 2007 10-Q

10 — 36	Restricted Stock Award Agreement, dated as of October 9, 2007, between Lexington Precision Corporation (the “Company”) and Kenneth I. Greenstein, a current member of the Company’s Board of Directors	Incorporated by reference from Exhibit 10-4 to the September 30, 2007 10-Q

10 — 37	Restricted Stock Award Agreement, dated as of October 9, 2007, between Lexington Precision Corporation (the “Company”) and Joseph A. Pardo, a current member of the Company’s Board of Directors	Incorporated by reference from Exhibit 10-5 to the September 30, 2007 10-Q

10 — 38	Restricted Stock Award Agreement, dated as of October 9, 2007, between Lexington Precision Corporation (the “Company”) and Elizabeth H. Ruml, a current member of the Company’s Board of Directors	Incorporated by reference from Exhibit 10-6 to the September 30, 2007 10-Q

10 — 39	Super-Priority DIP Note, dated April 3, 2008, of Lexington Precision Corporation and Lexington Rubber Group, Inc. payable to the order of Lubin Partners LLC, William B. Connor, and ORA Associates LLC in the aggregate principal amount of $2,000,000	Filed herewith

21 — 1	Significant Subsidiary of Registrant	Filed herewith

31 — 1	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant	Filed herewith

31 — 2	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant	Filed herewith

31 — 3	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant	Filed herewith

32 — 1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

EXHIBIT
NUMBER	EXHIBIT	LOCATION

32 — 2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32 — 3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith