Form 10-Q
period 2008-03-31
LEXINGTON PRECISION CORP
filed 2008-05-28
CIK 12570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of May 15, 2008, there were 5,021,767 shares of common stock of the Registrant outstanding.

LEXINGTON PRECISION CORPORATION
Quarterly Report on Form 10-Q

- i -

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LEXINGTON PRECISION CORPORATION
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2008	2007
Net sales	$21,352	$22,530

Cost of sales	18,166	19,477

Gross profit	3,186	3,053

Selling and administrative expenses	1,849	1,768

Income from operations	1,337	1,285

Interest expense	2,774	2,185

Loss from continuing operations before income taxes	(1,437)	(900)

Income tax provision	10	15

Loss from continuing operations	(1,447)	(915)

Loss from discontinued operations	15	2

Net loss	$(1,462)	$(917)

Basic and diluted loss per share of common stock:

Continuing operations	$(0.30)	$(0.19)
Discontinued operations	—	—

Net loss	$(0.30)	$(0.19)

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION
Consolidated Balance Sheets
(thousands of dollars, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:

Current assets:
Cash	$370	$212
Marketable securities	177	214
Accounts receivable, net	12,620	10,981
Inventories, net	9,528	9,330
Prepaid expenses and other current assets	1,367	1,032
Deferred income taxes	98	98
Current assets of discontinued operations	21	10

Total current assets	24,181	21,877

Plant and equipment, net	20,205	20,854

Plant and equipment of discontinued operations, net	1,311	1,338

Goodwill, net	7,623	7,623

Other assets, net	645	675

	$53,965	$52,367

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$6,459	$6,558
Accrued expenses, excluding interest	4,142	3,932
Accrued interest expense	9,550	7,954
Debt in default	69,780	68,345
Current portion of long-term debt	716	741
Current liabilities of discontinued operations	236	241

Total current liabilities	90,883	87,771

Long-term debt, excluding current portion	1	5

Deferred income taxes	98	98

Other long-term liabilities	420	434

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 5,021,767 shares issued and outstanding at March 31, 2008, and December 31, 2007	1,240	1,238
Additional paid-in-capital	13,188	13,187
Accumulated deficit	(51,828)	(50,366)
Accumulated other comprehensive loss	(37)	—

Total stockholders’ deficit	(37,437)	(35,941)

	$53,965	$52,367

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Three Months Ended
	March 31
	2008	2007
Operating activities:
Net loss	$(1,462)	$(917)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Loss from discontinued operations	15	2
Depreciation	1,352	1,587
Amortization included in cost of sales	63	98
Amortization of deferred financing costs and fees	251	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(1,639)	(4,006)
Inventories, net	(198)	(388)
Prepaid expenses and other current assets	(359)	19
Accounts payable	(99)	1,328
Accrued expenses, excluding interest	210	(9)
Accrued interest expense	1,596	1,203
Other long-term liabilities	11	2
Other	(20)	1

Net cash used by continuing operations	(279)	(1,080)
Net cash provided (used) by discontinued operations	(4)	(46)

Net cash used by operating activities	(283)	(1,126)

Investing activities:
Purchases of plant and equipment	(725)	(852)
Proceeds from sales of assets	42	—
Expenditures for tooling owned by customers	(35)	(72)
Other	(33)	28

Net cash used by investing activities	(751)	(896)

Financing activities:
Net increase in borrowings under revolving line of credit	2,243	3,908
Repayment of debt in default and other long-term debt	(837)	(825)
Payment of financing expenses	(214)	(252)

Net cash provided by financing activities	1,192	2,831

Net increase in cash	158	809
Cash at beginning of year	212	35

Cash at end of period	$370	$844

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Rubber Group, Inc. (collectively, the “Company”), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements do not include all the information and footnotes included in the Company’s annual consolidated financial statements. Significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the Company’s financial position at March 31, 2008, the Company’s results of operations for the three-month periods ended March 31, 2008 and 2007, and the Company’s cash flows for the three-month periods ended March 31, 2008 and 2007.
     The preparation of the interim consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during each reporting period. Future events and their impact on the Company’s results of operations or financial position cannot be determined with any certainty. Although the Company strives to use its best judgment in making estimates and assumptions, actual results could vary materially from anticipated results.
     The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.
     On April 1, 2008, the Company filed a voluntary petition for relief under chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In connection with this petition, the Company obtained a financing package that consists of (1) an arrangement with the Company’s senior, secured lenders to freeze the loans under their revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to use the collections on its accounts receivable in the operation of its business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession (“DIP”) loan that matures on April 1, 2009. The arrangement with the senior, secured lenders provides for a continuation of the Company’s monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that the Company’s interest rates returned to the original contractual rates. The DIP loan is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. At May 16, 2008, the DIP loan had been fully funded and the Company had approximately $7,767,000 of cash on hand. See also Note 4, “Debt.”
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Although there can be no assurance that the Company will be successful, its intent in filing for chapter 11 protection is to use the powers afforded it under the Bankruptcy Code to effect a financial restructuring that results in a significant reduction in its total indebtedness on a basis that is fair and equitable to all of its creditors and stockholders. The Company intends to file a plan of reorganization with the Bankruptcy Court no later than June 30, 2008, and hopes to confirm that plan by September 30, 2008. The Company expects that its plan of reorganization will result in a significant reduction in its aggregate indebtedness by means of a conversion of a significant portion of its subordinated debt to equity. The Company presently intends to retain all of its operating units. The risks and uncertainties associated with the chapter 11 proceedings may have a material adverse effect on the Company’s results of operations and financial position.
     The Company’s consolidated financial statements have been presented on a “going concern basis,” as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to restructure, refinance, or repay its indebtedness is subject to risks and uncertainties. As a result, there is substantial doubt about the Company’s ability to continue to report on a going concern basis. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.
     Recently Issued Accounting Standards
     Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value. FAS 157 also provides for increased consistency and comparability in fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require new fair value measurements, and is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of FAS 157 on January 1, 2008, did not affect the Company’s results of operations or financial position. In December 2007, the FASB issued FSP FAS 157-b to delay the effective date of FAS 157, if adopted, for all nonfinancial assets and liabilities, except those that are recognized or disclosed, at least annually, at fair value in the financial statements. The Company is currently assessing the impact, if any, that FAS 157-b will have on the Company’s results of operations and financial position.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The adoption of FAS 159 on January 1, 2008, did not affect the Company’s results of operations or financial position.
Note 2 — Inventories
     Inventories at March 31, 2008, and December 31, 2007, are set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2008	2007
Finished goods	$4,914	$5,201
Raw material	2,321	1,944
Work in process	2,293	2,185

	$9,528	$9,330

Note 3 — Plant and Equipment
     Plant and equipment at March 31, 2008, and December 31, 2007, is set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2008	2007
Land	$1,904	$1,817
Buildings	13,374	13,370
Equipment	110,917	110,723

	126,195	125,910
Less accumulated depreciation	105,990	105,056

Plant and equipment, net	$20,205	$20,854

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4 — Debt
     Debt at March 31, 2008, and December 31, 2007, is set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2008	2007
Debt in default:
Senior, secured credit facility:
Revolving line of credit	$12,875	$10,632
Equipment term loan	8,542	9,167
Real estate term loan	13,839	14,022

Subtotal	35,256	33,821
Senior Subordinated Notes	34,177	34,177
Junior Subordinated Note	347	347

Total debt in default	69,780	68,345

Current portion of long-term debt	716	741

Long-term debt:
Series B Preferred Stock	660	660
Other	57	86

Subtotal	717	746
Less current portion	716	741

Total long-term debt	1	5

Total debt	$70,497	$69,091

     Senior, Secured Credit Facility
     On March 31, 2008, prior to its chapter 11 filing, the Company had available a senior, secured credit facility consisting of the following:
1.	A $17,500,000 revolving line of credit that had a stated maturity of May 15, 2009. At March 31, 2008, there were $12,875,000 of loans and $907,000 of letters of credit outstanding under the revolving line of credit, and unused availability was $549,000. Loans and reimbursement obligations with respect to letters of credit, under the revolving line of credit, were limited to the lesser of $17,500,000 or an amount equal to (1) 85% of eligible accounts receivable, plus (2) the lesser of 65% of eligible inventories or 51% of eligible accounts receivable, minus (3) $500,000. The contractual interest rate on loans under the revolving line of credit was the London Interbank Offered Rates (“LIBOR”) plus 2.75%.

2.	An equipment term loan with an outstanding principal balance of $8,542,000 at March 31, 2008. The equipment term loan was payable in monthly principal installments of $208,000 through May 1, 2009, with the balance payable on May 15, 2009. The contractual rate of interest on the equipment term loan was LIBOR plus 4.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	A real estate term loan with an outstanding principal balance of $13,839,000 at March 31, 2008. The real estate term loan was payable in monthly principal installments of $61,000 through May 1, 2009, with the balance payable on May 15, 2009. The contractual interest rates on the real estate term loan were the prime rate plus 6% as to $4,000,000 principal amount and LIBOR plus 4.5% as to the balance. Principal payments made on the real estate term loan are allocable first to the portion of the loan that bears interest at LIBOR plus 4.5% and then to the portion of the loan that bears interest at the prime rate plus 6%.
     All of the loans under the senior, secured credit facility were classified as debt in default at March 31, 2008. From February 1, 2007, through March 31, 2008, a default premium of 2% was charged on the outstanding loan balances. At March 31, 2008, the interest rates, including the default premium, on the revolving loans and the equipment term loan were 7.58% and 9.34%, respectively, and the weighted average interest rate of the real estate term loan was 10.59%.
     The Company’s loans and reimbursement obligations with respect to letters of credit under the senior, secured credit facility are secured by liens on substantially all of the Company’s assets. The agreements governing the senior, secured credit facility contained certain financial covenants and placed certain restrictions on the Company’s business and operations, including limitations on the sale of all or substantially all of its assets, the repurchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
     On April 1, 2008, Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Rubber Group, Inc., filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking reorganization relief under the provisions of chapter 11 of the Federal Bankruptcy Code.
     In connection with the financing arrangements for the Company’s chapter 11 proceedings, the senior, secured credit facility was modified in the following manner:
1.	The default premium of 2% was eliminated and the interest rates on all of the senior, secured loans were reduced to the contractual rates.

2.	The principal amount of loans under the revolving line of credit was fixed at $14,219,000 for the term of the chapter 11 proceedings.

3.	The Company agreed to continue to make the regular monthly principal payments of $208,000 on the equipment term loan, which had an outstanding principal balance of $8,333,000 on the filing date, and $61,000 on the real estate term loan, which had an outstanding principal balance of $13,778,000 on the filing date.

4.	The senior, secured credit facility will terminate if the Company does not (a) file by June 30, 2008, a plan of reorganization providing for the payment of the prepetition senior, secured debt, (b) file by July 30, 2008, a disclosure statement regarding such plan, and (c) consummate by February 25, 2009, such plan and emerge from chapter 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On April 1, 2008, the financial covenants under the senior, secured financing agreements were modified as follows:
1.	Minimum Cash. The Company’s aggregate cash must exceed $1,000,000 on May 2, 2008, and $500,000 on May 30, 2008, and on the last day of each four-week period thereafter. At May 2, 2008, aggregate cash was $7,538,000.

2.	Maximum Expenditures. The Company’s cumulative expenditures must be less than 110% of its cumulative budgeted expenditures from April 2, 2008, through (a) April 18, 2008, and (b) the last day of each two-week period thereafter. At May 16, 2008, the latest measurement date prior to the issuance of this report, the Company’s cumulative expenditures were $3,487,000 less than 110% of cumulative budgeted expenditures.

3.	Minimum Net Sales. The Company’s cumulative net sales must be greater than 90% of cumulative budgeted net sales from April 2, 2008, through (a) May 2, 2008, and (b) the last day of each four-week period thereafter. At May 2, 2008, the latest measurement date prior to the issuance of this report, cumulative net sales exceeded 90% of cumulative budgeted net sales by $596,000.
     Senior Subordinated Notes
     The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations, subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at 12% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly payments since that date. Pursuant to a forbearance agreement between the Company and a group of six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding, the interest rate on the Senior Subordinated Notes was increased to 16% effective March 9, 2007. Upon the commencement of the chapter 11 proceedings, the interest rate on the Senior Subordinated Notes was reduced to 12%. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by certain of the Company’s affiliates and members of their families. At March 31, 2008, accrued interest on the Senior Subordinated Note totaled $9,144,000.
     Junior Subordinated Note
     The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and to the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly payments since that date. At March 31, 2008, accrued interest on the Junior Subordinated Note totaled $75,000.
Series B Preferred Stock
     At December 31, 2007, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
carrying value of $660,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company did not make scheduled redemptions in the aggregate amount of $660,000 during the years 2000 through 2007, and the Company did not make the scheduled dividend payments on the Series B Preferred Stock on December 15, 2006, and March 15, June 15, September 15, and December 15, 2007, and March 15, 2008, in the aggregate amount of $39,600.
     The Series B Preferred Stock is classified as debt in the consolidated financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”
     Fair Value of Financial Instruments
     The Company believes that, at March 31, 2008, the fair values of the loans outstanding under the revolving line of credit, the equipment term loan, and the real estate term loan approximated the principal amounts of such loans.
     Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.
     Cash Interest Paid
     Cash interest paid during the three-month periods ended March 31, 2008 and 2007, including amounts allocated to discontinued operations, totaled $969,000 and $1,023,000, respectively.
     Non-Cash Investing and Financing Activities
     Capital expenditures for the three-month period ended March 31, 2007, included $26,000 of equipment purchased under capitalized lease obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Interest Expense
     A breakdown of interest expense for the three-month periods ended March 31, 2008 and 2007, is set forth below (dollar amounts in thousands):

	Three Months Ended
	March 31
	2008	2007
Interest expense at contractual interest rates:
Senior, secured loans	$681	$916
Senior Subordinated Notes	1,025	1,025
All other	68	23

Subtotal	1,774	1,964

Interest expense resulting from incremental interest rates:
Senior, secured loans — default or forbearance premium	172	123
Senior Subordinated Notes — forbearance premium	444	89
Senior Subordinated Notes — interest on missed interest payments	175	51

Subtotal	791	263

Financing costs and fees	251	—

Total interest expense	2,816	2,227

Less interest expense allocated to discontinued operations	42	42

Interest expense related to continuing operations	$2,774	$2,185

Note 6 — Income Taxes
     At March 31, 2008, and December 31, 2007, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2008 and 2007, consisted of estimated state income taxes.
Note 7 — Net Loss per Common Share
     The calculations of basic and diluted net loss per common share for the three-month periods ended March 31, 2008 and 2007, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of warrants to purchase the Company’s common stock were not dilutive. In addition, non-vested shares of restricted common stock issued under the Company’s 2005 Stock Award Plan (the “Plan”) are not considered outstanding common shares for purposes of the calculation of basic net loss per share of common stock because the effect would not be dilutive. As a result, the weighted average number of common shares outstanding used in the calculation of net loss per common share set forth below does not reflect the assumed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
conversion of the Series B Preferred Stock, the assumed exercise of the warrants, or the vesting of the non-vested shares of restricted common stock issued under the Plan.

	Three Months Ended
	March 31
	2008	2007
Numerator — Loss:

Continuing operations	$(1,447)	$(915)
Discontinued operations	(15)	(2)

Net loss	$(1,462)	$(917)

Denominator — Weighted average shares outstanding	4,952	4,942

Basic and diluted loss per share of common stock:

Continuing operations	$(0.30)	$(0.19)
Discontinued operations	—	—

Net loss	$(0.30)	$(0.19)

Note 8 — Segments
     Description of Segments and Products
     The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group manufactures tight-tolerance rubber components, primarily connector seals used in automotive wiring systems, insulators used in original equipment and aftermarket automotive ignition-wire sets, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and surgical equipment. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes net sales for the three-month periods ended March 31, 2008 and 2007, by the type of product in which the Company’s components were utilized (dollar amounts in thousands):

	Three Months Ended March 31
	2008		2007
Automotive	$16,644	78.0%	$17,544	77.9%
Medical	4,011	18.8	4,032	17.9
Industrial	219	1.0	193	0.9
Other	478	2.2	761	3.4

	$21,352	100.0%	$22,530	100.0%

     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for the three-month periods ended March 31, 2008 and 2007, is summarized below (dollar amounts in thousands):

	Three Months Ended
	March 31
	2008	2007
Net sales:
Rubber Group	$18,086	$19,176
Metals Group	3,266	3,354

Total net sales	$21,352	$22,530

Income (loss) from operations:
Rubber Group	$2,338	$2,074
Metals Group	54	(26)

Subtotal	2,392	2,048
Corporate Office (1)	(1,055)	(763)

Total income from operations	$1,337	$1,285

Depreciation and amortization (2):
Rubber Group	$1,255	$1,504
Metals Group	148	178

Subtotal	1,403	1,682
Corporate Office	12	3

Total depreciation and amortization	$1,415	$1,685

Capital expenditures (3):
Rubber Group	$669	$630
Metals Group	47	198

Subtotal	716	828
Corporate Office	9	50

Total capital expenditures	$725	$878

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued from prior page)

	Mar. 31, 2008	Dec. 31, 2007
Assets:
Rubber Group	$43,260	$42,236
Metals Group	8,085	7,963

Subtotal	51,345	50,199
Corporate Office	1,288	820

Total assets	$52,633	$51,019

(1)	During the three-month periods ending March 31, 2008 and 2007, Corporate Office expenses included $508,000 and $185,000, respectively, of expenses incurred in connection with the Company’s efforts to refinance, restructure, or repay its indebtedness.

(2)	Excludes amortization and write-off of deferred financing expenses, which totaled $251,000 during the three-month period ended March 31, 2008. Amortization and write-off of deferred financing expenses is included in interest expense in the consolidated financial statements.

(3)	Capital expenditures during the three-month period ended March 31, 2007, include $26,000 of equipment purchased under capitalized lease obligations.
Note 9 — Accumulated Other Comprehensive Loss
     The Company’s marketable securities are valued at their quoted market prices at the close of business on March 31, 2008, in accordance with the guidance set forth in FAS 157 (level 1 inputs). Based on the classification of these marketable securities as available-for-sale, the Company recognized $37,000 of other comprehensive loss during the three-month period ended March 31, 2008.
Note 10 — Discontinued Operations
     The results of operations, assets, liabilities, and cash flows of the Company’s former die casting business have been classified as discontinued operations in the consolidated financial statements. During the three-month periods ended March 31, 2008 and 2007, the loss from discontinued operations totaled $15,000 and $2,000, respectively, which included allocated interest expense of $42,000 in each of the three-month periods. At March 31, 2008 and 2007, assets of discontinued operations totaled $1,332,000 and $1,348,000, respectively.
Note 11 — Subsequent Event
     On April 1, 2008, the Company filed a voluntary petition for relief under chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In connection with this petition, the Company obtained a financing package that consists of (1) an arrangement with the Company’s senior, secured lenders to freeze the loans under their revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to use the collections on its accounts receivable in the operation of its business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession (“DIP”) loan that matures on April 1, 2009. The arrangement with the senior, secured lenders provides for a continuation of the Company’s monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s interest rates returned to the original contractual rates. The DIP loan is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. At May 16, 2008, the DIP loan had been fully funded and the Company had approximately $7,767,000 of cash on hand. See also Note 1, “Basis of Presentation,” and Note 4, “Debt.”
[This space intentionally left blank]

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
     Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:
•	our ability to operate pursuant to the terms of our debtor-in-possession credit arrangements;

•	our ability to obtain court approval with respect to motions in the chapter 11 proceedings;

•	our ability to develop, confirm, and consummate a plan of reorganization with respect to the chapter 11 proceedings;

•	increases and decreases in business awarded to us by our customers;

•	unanticipated price reductions for our products as a result of competition;

•	changes in the cost of raw materials;

•	strength or weakness in the North American automotive market;

•	changes in the competitive environment;

•	unanticipated operating results;

•	changes in economic conditions;

•	changes in interest rates;

•	financial difficulties encountered by our customers or suppliers;

•	chapter 11 filings by one or more of our customers or suppliers;

•	labor interruptions at our facilities or at our customers’ or suppliers’ facilities; and

•	our ability to develop adequate policies regarding and testing of internal control over financial reporting.
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
     Because we have substantial borrowings for a company our size, any negative event may have a greater adverse effect upon us than it would have upon a company of the same size that has less debt.
     For additional discussion about risks and uncertainties that may affect our business, please refer to “Risk Factors” in Part II, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2007.
Results of Operations — First Quarter of 2008 Versus First Quarter of 2007
     Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.
     The following table sets forth our consolidated operating results for the three-month periods ended March 31, 2008 and 2007, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash used by our operating activities for those periods. EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with GAAP. We have presented EBITDA here and elsewhere in this Form 10-Q because (a) we believe that this measure enhances the ability of our investors to evaluate our ability to satisfy our interest and principal obligations with respect to our outstanding indebtedness, (b) management uses EBITDA as a supplemental measure to evaluate the operating performance of our business and believes that it provides a useful measure for comparing period to period performance among our business units because it does not include period to period fluctuations in taxes, interest costs, costs associated with capital investments, and certain non-operating items, and (c) because certain financial covenants in our senior, secured credit agreements have been calculated using variations of EBITDA. Nevertheless, EBITDA has material limitations when used as a measurement of performance, including the following:
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

5.	Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies, including companies in our industry; as the number of differences in the definition of EBITDA increases, the usefulness of EBITDA as a comparative measure decreases. The definition of EBITDA used here is different from the definition of EBITDA used to calculate compliance with the financial covenants in the loan agreements governing our senior, secured credit facility.
     To compensate for the shortcomings of EBITDA as a financial measure, it is important to use financial data derived under GAAP. In particular, we monitor gross profit and operating profit, both in dollars and as a percentage of net sales. In addition, when setting prices for components that we manufacture, we use a cost system that calculates the gross profit margin of each component.
[This space intentionally left blank]

     Also included in the table are the net cash flows provided or used by our investing activities and financing activities. (Dollar amounts in thousands.)

	Three Months Ended March 31
	2008		2007
Net sales	$21,352	100.0%	$22,530	100.0%

Cost of sales	18,166	85.1	19,477	86.4

Gross profit	3,186	14.9	3,053	13.6

Selling and administrative expenses	1,849	8.7	1,768	7.9

Income from operations	1,337	6.3	1,285	5.7

Interest expense	2,774	13.0	2,185	9.7

Loss before income taxes	(1,437)	(6.7)	(900)	(4.0)

Income tax provision	10	—	15	0.1

Loss from continuing operations	(1,447)	(6.8)	(915)	(4.1)

Add back:
Depreciation and amortization (1)	1,415	6.6	1,685	7.5
Interest expense	2,774	13.0	2,185	9.7
Income tax provision	10	—	15	0.1

EBITDA	2,752	12.9	2,970	13.2

Adjustments to reconcile EBITDA to net cash used by operating activities:
Interest expense	(2,774)	(13.0)	(2,185)	(9.7)
Amortization and write-off of deferred financing expenses included in interest expense	251	1.2	—	—
Income tax provision	(10)	—	(15)	(0.1)
Net change in operating assets and liabilities	(498)	(2.3)	(1,850)	(8.2)

Net cash used by operating activities	$(279)	(1.3)%	$(1,080)	(4.8)%

Net cash used by investing activities	$(751)	(3.5)%	$(896)	(4.0)%

Net cash provided by financing activities	$1,192	5.6%	$2,831	12.6%

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $251,000 during the three-month period ended March 31, 2008, and which is included in interest expense in the consolidated financial statements.

     Net sales by the type of product in which our components were utilized for the three-month periods ended March 31, 2008 and 2007, are set forth below (dollar amounts in thousands):

	Three Months Ended March 31
	2008		2007
Automotive	$16,644	78.0%	$17,544	77.9%
Medical	4,011	18.8	4,032	17.9
Industrial	219	1.0	193	0.9
Other	478	2.2	761	3.4

	$21,352	100.0%	$22,530	100.0%

     Our net sales for the first quarter of 2008 declined by $1,178,000, or 5.2%, compared to the first quarter of 2007. The decrease in net sales was a result of decreased unit sales of original equipment automotive components. EBITDA for the first quarter of 2008 was $2,752,000, or 12.9% of net sales, compared to EBITDA of $2,970,000, or 13.2% of net sales, for the first quarter of 2007. Administrative expenses for the first quarters of 2008 and 2007, included $508,000 and $185,000, respectively, of expenses incurred in connection with our efforts to restructure, refinance, or repay our indebtedness as more fully discussed in the section titled “Liquidity and Filing of Chapter 11” in this Part 1, Item 2. Excluding those expenses, our EBITDA for the first quarter of 2008, was $3,260,000, or 15.3% of net sales, compared to EBITDA of $3,155,000 or 14.0% of net sales, for the first quarter of 2007.
     Net cash used by our operating activities during the first quarter of 2008 totaled $279,000, compared to net cash used by operating activities of $1,080,000 for the first quarter of 2007. For more information about the net cash used by our operating activities, please refer to the consolidated statements of cash flows in Part I, Item 1, and to the section titled “Operating Activities” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended March 31, 2008 and 2007.
     Rubber Group
     The Rubber Group manufactures tight-tolerance rubber components. The Rubber Group’s primary products are connector seals used in automotive wiring systems, insulators used in both original equipment and aftermarket automotive ignition-wire sets, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and surgical equipment.

     The following table sets forth the operating results of the Rubber Group for the three-month periods ended March 31, 2008 and 2007, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended March 31
	2008		2007
Net sales	$18,086	100.0%	$19,176	100.0%

Cost of sales	15,093	83.5	16,215	84.6

Gross profit	2,993	16.5	2,961	15.4

Selling and administrative expenses	655	3.6	887	4.6

Income from operations	2,338	12.9	2,074	10.8

Add back depreciation and amortization	1,255	6.9	1,504	7.9

EBITDA	$3,593	19.9%	$3,578	18.7%

     During the first quarter of 2008, net sales of the Rubber Group decreased by $1,090,000, or 5.7%, compared to the first quarter of 2007. Net sales to automotive customers decreased by $801,000, or 5.4%, to $13,970,000, net sales to medical device manufacturers decreased by $21,000, or 0.5%, to $4,011,000, and all other net sales decreased by $268,000, or 71.8%, to $105,000.
     The decrease in net sales to automotive customers was primarily due to decreased unit sales to original equipment manufacturers of connector seals for automotive wire harnesses and components for use in automotive computer control modules, which we believe resulted primarily from production cutbacks by the Detroit-based automakers, exacerbated by the employee strike at the facilities of American Axle and Manufacturing Holdings, Inc., which began on February 26, 2008. The reduction in sales to the automotive original equipment manufactures was offset, in part, by increased unit sales of insulators to manufacturers of aftermarket automotive ignition-wire sets due to increased customer demand and an expansion of our product line.
     Cost of sales as a percentage of net sales decreased to 83.5% of net sales during the first quarter of 2008, compared to 84.6% of net sales during the first quarter of 2007, primarily due to improved labor efficiencies, lower employee benefit expenses, and lower depreciation and amortization expenses.
     Selling and administrative expenses of the Rubber Group expressed as a percentage of net sales decreased to 3.6 % of net sales during the first quarter of 2008, compared to 4.6% during the first quarter of 2007, primarily because of a reduction in the number of selling and administrative employees and lower bad debt expense.
     During the first quarter of 2008, income from operations totaled $2,338,000, an increase of $264,000, or 12.7%, compared to the first quarter of 2007. EBITDA for the first quarter of 2008 was $3,593,000, or 19.9% of net sales, compared to $3,578,000, or 18.7% of net sales, for the first quarter of 2007.

     Metals Group
     The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the three-month periods ended March 31, 2008 and 2007, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended March 31
	2008		2007
Net sales	$3,266	100.0%	$3,354	100.0%

Cost of sales	3,073	94.1	3,262	97.3

Gross profit	193	5.9	92	2.7

Selling and administrative expenses	139	4.3	118	3.5

Income (loss) from operations	54	1.7	(26)	(0.8)

Add back depreciation and amortization	148	4.5	178	5.3

EBITDA	$202	6.2%	$152	4.5%

     During the first quarter of 2008, net sales of the Metals Group decreased by $88,000, or 2.6%, compared to the first quarter of 2007, primarily as a result of reduced net sales of components to automotive industry customers, which we believe was primarily a result of production cutbacks by the Detroit-based automakers, exacerbated by the employee strike at the facilities of American Axle, which began on February 26, 2008. The effects of the overall reduction in automotive industry demand were partially offset by the commencement of sales to three new automotive industry customers.
     Cost of sales as a percentage of net sales decreased to 94.1% of net sales during the first quarter of 2008 from 97.3% of net sales during the first quarter of 2007, primarily because of (1) improved production efficiencies and product mix, (2) reduced material cost as a percentage of net sales, and (3) lower depreciation expense.
     During the first quarter of 2008, selling and administrative expenses increased to $139,000 from $118,000 during the first quarter of 2007.
     During the first quarter of 2008, income from operations was $54,000, compared to a loss from operations of $26,000 during the first quarter of 2007. EBITDA for the first quarter of 2008 was $202,000 compared to $152,000 for the first quarter of 2007.

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
     The following table sets forth the operating results of the Corporate Office for the three-month periods ended March 31, 2008 and 2007, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	March 31
	2008	2007
Loss from operations	$(1,055)	$(763)

Add back depreciation and amortization (1)	12	3

EBITDA	$(1,043)	$(760)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $251,000, during the first quarter of 2008, and which is included in interest expense in the consolidated financial statements.
     During the first quarter of 2008, corporate administrative expenses increased to $1,055,000 from $763,000 during the first quarter of 2007, because we incurred expenses of $508,000 in connection with our efforts to refinance, restructure, or repay our indebtedness during 2008, compared to $185,000 during 2007. For more information on our efforts to refinance, restructure, or repay our indebtedness, please refer to the section titled “Liquidity and Filing of Chapter 11” in this Part 1, Item 2.

     Interest Expense
     A breakdown of interest expense for the three-month periods ended March 31, 2008 and 2007, is set forth below (dollar amounts in thousands):

	Three Months Ended
	March 31
	2008	2007
Interest expense at contractual interest rates:
Senior, secured loans	$681	$916
Senior Subordinated Notes	1,025	1,025
All other	68	23

Subtotal	1,774	1,964

Interest expense resulting from incremental interest rates:
Senior, secured loans — default or forbearance premium	172	123
Senior Subordinated Notes — forbearance premium	444	89
Senior Subordinated Notes — interest on missed interest payments	175	51

Subtotal	791	263

Financing costs and fees	251	—

Total interest expense	2,816	2,227

Less interest expense allocated to discontinued operations	42	42

Interest expense related to continuing operations	$2,774	$2,185

     The average amount of debt outstanding during the first quarters of 2008 and 2007 was $69,400,000 and $71,898,000, respectively. During the same periods, cash interest payments were $969,000 and $1,023,000, respectively. For more information about the status of our debt, please refer to the section titled “Liquidity and Filing of Chapter 11” in this Part I, Item 2.
     Income Tax Provision
     At March 31, 2008, and December 31, 2007, our net deferred tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2008 and 2007, consisted of estimated state income taxes.
Liquidity and Capital Resources
     Operating Activities
     During the first quarter of 2008, operating activities of our continuing operations used net cash of $279,000. Accounts receivable increased by $1,639,000 during the first quarter of 2008, primarily because our net sales during February and March of 2008 were higher than our net sales during November and December of 2007. Accrued interest expense increased by $1,596,000, because of additional accruals of interest on our subordinated debt.

     Investing Activities
     During the first quarter of 2008, investing activities of our continuing operations used net cash of $751,000. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $669,000, $47,000, and $9,000, respectively, primarily for the purchase of equipment.
     Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $3,010,000, $511,000, and $10,000, respectively, for the year ending December 31, 2008.
     Financing Activities
     During the first quarter of 2008, our financing activities provided net cash of $1,192,000 due to additional borrowings under our revolving line of credit. We used $808,000 of cash to make scheduled principal payments on our equipment and real estate term loans, $29,000 of cash to repay other debt, and $214,000 of cash to fund financing expenses that were incurred in connection with our efforts to restructure, refinance, or repay our indebtedness.
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
     We have not made any of the scheduled interest payments due on our Senior Subordinated Notes since November 1, 2006. From May 25, 2007, through January 24, 2008, we operated under a forbearance agreement with six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding. While the forbearance agreement was in effect, we were not required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders could not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7%, of the Senior Subordinated Notes outstanding, is held by certain of our affiliates and members of their families. We agreed to raise the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the earlier of the repayment of the Senior Subordinated Notes or the filing of a petition for relief under the Federal Bankruptcy Code. At March 31, 2008, accrued interest on our Senior Subordinated Notes totaled $9,144,000.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our senior, secured debt. Additionally, we were not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. From May 25, 2007, through January 24, 2008, we operated under a forbearance arrangement with the secured lenders. The forbearance agreement (1) provided that the senior, secured lenders would take no action to accelerate or collect their loans as a result of any existing default or cross-default and (2) modified certain of the financial covenants effective March 31, 2007. During the forbearance period, we remained in compliance with all financial covenants, as modified, and we remained current on all principal and interest payments owed to the secured lenders.

     Upon the commencement of the forbearance period, we engaged the investment banking firm of W.Y. Campbell & Company to assist in the review of the various strategic alternatives available to us to satisfy our outstanding indebtedness. As a consequence of this review, we determined to pursue a sale of the assets and business of the Rubber Group and, with the assistance of W.Y. Campbell, prepared an offering memorandum with respect to the proposed sale. During the summer and fall of 2007, we distributed the offering memorandum to a number of interested parties, including both financial and strategic purchasers.
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
     During January 2008, we approached the six hedge funds that own a majority of our Senior Subordinated Notes to advise them of the following:
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
     At the same time, we requested an extension of the forbearance agreement to May 31, 2008, in order to provide the prospective purchaser and the new senior, secured lender the time they required to complete their due diligence and documentation.
     In late January 2008, the six hedge funds responded with an alternative proposal for an extension of the forbearance arrangement. After reviewing this proposal with our counsel and W.Y. Campbell, we concluded that it would not be in the best interest of all of our creditors and equity holders to proceed with an extension on the terms proposed. Further discussions were unproductive and, as a result, the forbearance agreement expired on January 25, 2008. Because the forbearance agreement with the hedge funds was not extended, the forbearance agreement with the senior, secured lenders also expired on January 25, 2008, and we were in default of our senior, secured financing agreements.
     Subsequent to the expiration of the forbearance agreements, we continued our discussions with the six hedge funds and proposed a number of transactions for the restructuring of our debt, but each of these proposals was rejected. Ultimately, we determined that the best available method to effect a restructuring of our debt on terms that would be fair to all of our creditors and stockholders was to utilize the provisions of chapter 11 of the Federal Bankruptcy Code.
     On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In connection with this petition, we obtained a financing package that we believe provides us more than adequate liquidity to operate our business without interruption throughout the term of the chapter 11 proceedings. This financing package consists of (1) an arrangement with our senior, secured lenders to freeze the loans under their revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to use the collections on our accounts receivable in the operation of our business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession (“DIP”) loan that matures on April 1, 2009. The arrangement with the senior, secured lenders provides for a continuation of our monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that our interest rates returned to the original contractual rates. The DIP loan is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. At May 16, 2008, the DIP loan had been fully funded and we had approximately $7,767,000 of cash on hand.
     On March 31, 2008, prior to our chapter 11 filing, our senior, secured credit facility included a $17,500,000 revolving line of credit, with $12,875,000 of loans and $907,000 of letters of credit outstanding at March 31, 2008. At April 1, 2008, there were $14,219,000 of loans and $907,000 of letters of credit outstanding under the revolving line of credit. The contractual interest rate on loans under the revolving credit is LIBOR plus 2.75%. From February 1, 2007, through March 31, 2008, a default premium of 2% was charged on the outstanding loan balances.
     Our equipment term loan had an outstanding principal balance of $8,542,000 at March 31, 2008, and $8,333,000 at April 1, 2008. The contractual interest rate on the equipment term loan is LIBOR plus 4.5%. From February 1, 2007, through March 31, 2008, a default premium of 2% was charged on the outstanding loan balances.
     Our real estate term loan had an outstanding principal balance of $13,839,000 at March 31, 2008, and $13,778,000 at April 1, 2008. The contractual interest rates on the real estate term loan are the prime rate plus 6% on $4,000,000 principal amount and LIBOR plus 4.5% on the balance. From February 1, 2007, through March 31, 2008, a default premium of 2% was charged on the outstanding loan balances.
     On April 1, 2008, the financial covenants under the senior, secured financing agreements were modified as follows:
1.	Minimum Cash. Our aggregate cash must exceed $1,000,000 on May 2, 2008, and $500,000 on May 30, 2008, and on the last day of each four-week period thereafter. At May 2, 2008, aggregate cash was $7,538,000.

2.	Maximum Expenditures. Our cumulative expenditures must be less than 110% of our cumulative budgeted expenditures from April 2, 2008, through (a) April 18, 2008, and (b) the last day of each two-week period thereafter. At May 16, 2008, the latest measurement date prior to the issuance of this report, our cumulative expenditures were $3,487,000 less than 110% of our cumulative budgeted expenditures.

3.	Minimum Net Sales. Our cumulative net sales must be greater than 90% of our cumulative budgeted net sales from April 2, 2008, through (a) May 2, 2008, and (b) the last day of each four-week period thereafter. At May 2, 2008, the latest measurement date prior to the issuance of this report, our cumulative net sales exceeded 90% of cumulative budgeted net sales by $596,000.
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
     Although there can be no assurance that we will be successful, our intent in filing for chapter 11 protection is to use the powers afforded us under the Federal Bankruptcy Code to effect a financial restructuring that results in a significant reduction in our total indebtedness on a basis that is fair and equitable to all of our creditors and stockholders. We intend to file a plan of reorganization with the Bankruptcy Court no later that June 30, 2008, and hope to confirm that plan by September 30, 2008. We expect that our plan of reorganization will result in a significant reduction in our aggregate indebtedness by means of a conversion of a significant portion of our subordinated debt to equity at a valuation that is reflective of the offers that were received during the sale process. We also intend to retain all of our operations, including the Rock Hill facility.
     Our aggregate indebtedness at March 31, 2008, totaled $70,497,000 plus $9,219,000 of accrued interest on our subordinated debt, compared to $69,091,000 plus $7,564,000 of accrued interest on our subordinated debt at December 31, 2007.
     We had a net working capital deficit of $66,702,000 at March 31, 2008, compared to a net working capital deficit of $65,894,000 at December 31, 2007.
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
     At March 31, 2008, we had outstanding $35,256,000 of floating-rate debt at interest rates equal to either LIBOR plus 4.75%, LIBOR plus 6.5%, or the prime rate plus 8%.
     At March 31, 2008, we had outstanding $35,241,000 of fixed-rate debt with a weighted-average interest rate of 15.8%.
     Assuming that our senior, secured debt and our subordinated debt were outstanding for all of 2008 and that we accrued and paid interest during 2008 at the specified contractual rates (no default premiums), we currently estimate that our average monthly cash interest expense during 2008 would be approximately $663,000 and that a one-percentage-point increase or decrease in both LIBOR and the prime rate would increase or decrease our monthly interest expense by approximately $29,000.
     For further information about our indebtedness, please refer to Note 4, “Debt,” in the notes to our consolidated financial statements in Part I, Item 1.
Item 4T. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of members of management of our operating divisions, evaluated, as of March 31, 2008, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officers and our principal financial officer concluded that, because of deficiencies in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported to management to allow timely decisions regarding required disclosures because of certain deficiencies which, in the aggregate, constitute a material weakness. This material weakness remained unremediated through March 31, 2008. Notwithstanding the foregoing, we are not aware that such deficiencies have resulted in any material errors or omissions in the consolidated financial statements contained in our annual report on Form 10-K for 2007, our quarterly report on Form 10-Q for the three-month period ended March 31, 2008, or in any related disclosures.
     Changes in Internal Controls over Financial Reporting
     There have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) or 15(d)-15(f), or in other factors identified in connection with our evaluation, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On April 1, 2008, we filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under the provisions of chapter 11 of the Federal Bankruptcy Code (Case No. 08-11153). We will continue to operate our businesses and manage our properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
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
Item 3. DEFAULTS UPON SENIOR SECURITIES
     On November 1, 2006, and February 1, May 1, August 1, and November 1, 2007, and February 1 and May 1, 2008, we failed to pay the quarterly interest payments then due on our Senior Subordinated Notes. The past due interest payments total $8,628,000.
Item 6. EXHIBITS
     The following exhibits are filed herewith:

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
March 31, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION
(Registrant)

May 27, 2008	By:	/s/ Michael A. Lubin

Date		Michael A. Lubin
Chairman of the Board

May 27, 2008	By:	/s/ Warren Delano

Date		Warren Delano
President

May 27, 2008	By:	/s/ Dennis J. Welhouse

Date		Dennis J. Welhouse
Senior Vice President and Chief Financial Officer