Form 10-Q
period 2008-06-30
LEXINGTON PRECISION CORP
filed 2008-09-11
CIK 12570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended June 30, 2008
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
As of September 4, 2008, there were 5,021,767 shares of common stock of the Registrant outstanding.

LEXINGTON PRECISION CORPORATION
Quarterly Report on Form 10-Q

- i -

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LEXINGTON PRECISION CORPORATION
(Debtor-In-Possession)
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net sales	$20,000	$23,778	$41,352	$46,308

Cost of sales	16,664	20,202	34,830	39,679

Gross profit	3,336	3,576	6,522	6,629

Selling and administrative expenses	1,454	2,067	3,303	3,835

Income from operations	1,882	1,509	3,219	2,794

Other income (expense):
Interest expense	(1,966)	(2,799)	(4,740)	(4,984)
Reorganization items, net	(1,795)	—	(1,795)	—

Loss from continuing operations before income taxes	(1,879)	(1,290)	(3,316)	(2,190)

Income tax provision	16	15	26	30

Loss from continuing operations	(1,895)	(1,305)	(3,342)	(2,220)

Loss from discontinued operations	(45)	(56)	(60)	(58)

Net loss	$(1,940)	$(1,361)	$(3,402)	$(2,278)

Basic and diluted loss per share of common stock:

Continuing operations	$(0.38)	$(0.26)	$(0.68)	$(0.45)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Net loss	$(0.39)	$(0.27)	$(0.69)	$(0.46)

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
(Debtor-In-Possession)
Consolidated Balance Sheets
(thousands of dollars, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets:

Current assets:
Cash	$8,595	$212
Marketable securities	146	214
Accounts receivable, net	10,337	10,981
Inventories, net	10,077	9,330
Prepaid expenses and other current assets	1,398	1,032
Deferred income taxes	98	98
Current assets of discontinued operations	6	10

Total current assets	30,657	21,877

Plant and equipment, net	19,862	20,854

Plant and equipment of discontinued operations, net	1,284	1,338

Goodwill, net	7,623	7,623

Other assets, net	641	675

	$60,067	$52,367

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$1,462	$6,558
Accrued expenses, excluding interest	5,625	3,932
Accrued interest expense	248	7,954
Debt in default	35,792	68,345
Debtor-in-Possession Note	4,000	—
Current portion of long-term debt	39	741
Current liabilities of discontinued operations	71	241

Total current liabilities	47,237	87,771

Liabilities subject to compromise	51,725	—

Long-term debt, excluding current portion	—	5

Deferred income taxes	98	98

Other long-term liabilities	411	434

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 5,021,767 shares issued and outstanding	1,240	1,238
Additional paid-in-capital	13,192	13,187
Accumulated deficit	(53,768)	(50,366)
Accumulated other comprehensive loss	(68)	—

Total stockholders’ deficit	(39,404)	(35,941)

	$60,067	$52,367

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
(Debtor-In-Possession)
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Six Months Ended
	June 30
	2008	2007
Operating activities:
Net loss	$(3,402)	$(2,278)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Loss from discontinued operations	60	58
Depreciation	2,633	3,138
Amortization included in cost of sales	124	198
Amortization and write-off of deferred financing expenses	251	182
Increase in accrued reorganization items, net	1,509	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	644	(5,680)
Inventories, net	(747)	(684)
Prepaid expenses and other current assets	(387)	41
Accounts payable	548	224
Accrued expenses, excluding interest	347	650
Accrued interest expense	2,841	2,689
Other	(6)	9

Net cash provided (used) by continuing operations	4,415	(1,453)
Net cash provided (used) by discontinued operations	2	(43)

Net cash provided (used) by operating activities	4,417	(1,496)

Investing activities:
Purchases of plant and equipment	(1,663)	(1,527)
Proceeds from sales of assets	42	—
Expenditures for tooling owned by customers	(46)	(87)
Other	(77)	17

Net cash used by continuing operations	(1,744)	(1,597)
Net cash used by discontinued operations	—	(27)

Net cash used by investing activities	(1,744)	(1,624)

Financing activities:
Issuance of Debtor-in-Possession Note	4,000	—
Prepetition net borrowings under revolving line of credit	3,587	6,299
Prepetition repayment of debt in default and long-term debt	(837)	(1,654)
Postpetition repayment of debt in default and long-term debt	(826)	—
Payment of financing expenses	(214)	(714)

Net cash provided by financing activities	5,710	3,931

Net increase in cash	8,383	811
Cash at beginning of year	212	35

Cash at end of period	$8,595	$846

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Rubber Group, Inc. (collectively, the “Company”). The significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, except as set forth below in this Note 1. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the Company’s financial position at June 30, 2008, the Company’s results of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and the Company’s cash flows for the six-month periods ended June 30, 2008 and 2007.
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
     The results of operations for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.
     Bankruptcy Filing
     On April 1, 2008, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On July 31, 2008, the Bankruptcy Court issued an order extending the Company’s exclusive right to file a plan of reorganization until October 28, 2008, and to solicit acceptances of such plan until December 27, 2008.
     In connection with the chapter 11 filing, the Company obtained a financing package that consisted of (1) an arrangement with the Company’s senior, secured lenders to freeze the loan under the Company’s revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to utilize the cash collateral of the senior, secured lenders in the operation of its business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession loan (the “Debtor-in-Possession Note” or the “DIP Note”) that matures on April 1, 2009. For more information on the Company’s senior, secured financing and the DIP Note, please refer to Note 5, “Debt.”
     Although there can be no assurance that the Company will be successful, its intent in filing for chapter 11 protection was to use the powers afforded it under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in its total indebtedness on a basis that would be fair and equitable to all of its creditors and stockholders. The Company is not utilizing the provisions of the Bankruptcy Code to effect any significant operational restructuring or to eliminate or renegotiate any executory contracts that are material to its business. The Company has experienced no disruptions in its operations to date, and, based upon discussions with a significant number of major suppliers and customers, the Company does not expect any such disruption during the term of the chapter 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
proceedings. The Company believes that it has more than adequate liquidity to operate during the chapter 11 proceedings. At August 27, 2008, the Company had $7,432,000 of cash on hand.
     Proposed Plan of Reorganization
     On June 30, 2008, the Company filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, the Company filed an amended plan of reorganization (the “Amended Plan”) and a proposed disclosure statement. The terms of the Amended Plan provide for the refinancing of the senior, secured credit facility with a similar facility. Under the Amended Plan, holders of general unsecured claims other than holders of Senior Subordinated Notes and the Junior Subordinated Note will receive 25% of their claim in cash and three payments, each equal to 26.5% of their claim, six, twelve, and eighteen months after the effective date of the Amended Plan. Holders of Senior Subordinated Note claims will receive a pro rata share of a new $15,000,000 subordinated note and, for the balance of their claim, shares of new Series C Preferred Stock. Holders of Junior Subordinated Note claims and holders of Series B Preferred Stock claims will receive shares of common stock. For a detailed description of the Amended Plan, the claimant classes, and the treatment of claims and interests, please refer to the proposed disclosure statement filed with the Bankruptcy Court on August 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.
     There can be no assurance that the Amended Plan will be confirmed.
American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”
     The Company’s consolidated financial statements have been prepared in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 provides guidance for financial reporting by entities that have filed petitions and expect to reorganize as going concerns under chapter 11 of title 11 of the United States Code. SOP 90-7 recommends that all such entities report the same way while reorganizing under chapter 11, with the objective of reflecting their financial evolution. To accomplish this objective, SOP 90-7 requires, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
     Reorganization Items
     SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as “reorganization items” in the statements of operations. Reorganization items reflected in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s consolidated financial statements for the three-month and six-month periods ended June 30, 2008, are set forth below (dollar amounts in thousands):

Professional fees and expenses incurred directly by the Company	$1,024
Professional fees and expenses incurred by creditors	625
Other costs	177
Interest income	(31)

Reorganization items, net	$1,795

     Liabilities Subject to Compromise
     SOP 90-7 requires that certain prepetition unsecured or under secured claims against the Company be classified in the balance sheet as “liabilities subject to compromise.” Additional claims that are subject to compromise may arise subsequent to the filing date as a result of the rejection of executory contracts or because claims are allowed for contingencies or disputes. On June 30, 2008, the Bankruptcy Court entered an order establishing August 15, 2008, as the bar date for the filing of all prepetition claims other than claims held by government units. The bar date for government units to file prepetition claims is September 29, 2008. The bar date is the date on which claims against the Company that arose prior to the filing date must be filed if the claimant wishes to receive any distribution in the chapter 11 case. On July 1, 2008, the Company mailed a notice of the bar date and the manner in which a proof of claim was to be filed to all known creditors, and, on July 16, 2008, through publication of an official notice in the Wall Street Journal, the Company gave notice to all unknown potential claimants informing them of the official bar date and the manner in which a proof of claim was to be filed. Although prepetition claims are generally stayed, on April 2 and April 22, 2008, the Company received approvals from the Bankruptcy Court to pay or otherwise honor, subject to certain conditions, certain prepetition obligations critical to its continued operation, including employee wages and benefits, workers’ compensation and product liability insurance programs, certain customer programs, and common carrier charges. The Company has been paying and intends to continue to pay all undisputed postpetition claims in the ordinary course of business.
     Liabilities subject to compromise as of June 30, 2008, consisted of the following (dollar amounts in thousands):

Accounts payable – continuing operations	$5,820
Accounts payable – discontinued operations	174
Senior Subordinated Notes	34,177
Accrued interest on Senior Subordinated Notes	10,415
Junior Subordinated Note	347
Accrued interest on Junior Subordinated Note	86
Series B Preferred Stock	660
Accrued dividends on Series B Preferred Stock	46

Total liabilities subject to compromise	$51,725

     The foregoing amounts are based upon the Company’s books and records and do not necessarily take into account all liabilities asserted in proofs of claims filed with the Bankruptcy Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Accounting for Interest Expense
     On April 2, 2008, the Bankruptcy Court approved the Company’s cash collateral motion thereby permitting the Company to accrue and pay the contractual rate of interest on its senior, secured credit facility and to pay scheduled monthly principal payments on the term loans outstanding under the facility. In addition, because the management of the Company believes that the Company is solvent, the Company continues to accrue, and report in its consolidated financial statements, interest on all of its unsecured prepetition debt at the applicable contractual rates.
     Going Concern Basis
     The Company’s consolidated financial statements have been prepared on a “going concern basis,” as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to restructure, refinance, or repay its indebtedness is subject to risks and uncertainties. As a result, there is substantial doubt about the Company’s ability to continue to report on a going concern basis. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.
     Goodwill Impairment
     Tests for impairment of goodwill are performed using a fair value approach during the fourth quarter of each year and at other times when events or changes in circumstances indicate possible impairment. At June 30, 2008, and December 31, 2007, the Company’s unamortized goodwill totaled $7,623,000, which related entirely to the Rubber Group. At June 30, 2008, the net book value of the Rubber Group, including goodwill but excluding debt, totaled $32,907,000. In the twelve-month period ended December 31, 2007, the Rubber Group’s income from operations totaled $7,975,000. For the six-month period ended June 30, 2008, the Rubber Group’s income from operations totaled $4,870,000. Based on the operating performance of the Rubber Group, the goodwill related to the Rubber Group was not deemed to be impaired as of the filing date of this Form 10-Q; the Company’s filing under chapter 11 was not deemed to have impaired goodwill related to the Rubber Group.
     Recently Issued Accounting Standards
Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”
     In March 2008, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires qualitative disclosures about a Company’s objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Based on our current operations, we do not believe that FAS 161 will have a significant impact on our results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion”
     In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments to separately account for the liability and equity components of interest cost recognized in future periods on convertible debt instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the date the instrument was issued. FSP APB 14-1 is effective for fiscal years after December 15, 2008, and interim periods within those fiscal years and must be applied to all periods presented. The Company is currently assessing the impact, if any, that FSP APB 14-1 will have on the Company’s results of operations and financial position.
Note 2 — Cash
     Cash at June 30, 2008, and December 31, 2007, totaled $8,595,000 and $212,000, respectively. The cash on hand at June 30, 2008, resulted primarily from the Company’s debtor-in-possession financing arrangements, which consists of (1) an arrangement with the Company’s senior, secured lenders to freeze the loans under the Company’s revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to utilize the cash collateral of the senior, secured lenders in the operation of its business through February 25, 2009, and (2) the DIP Note in the amount of $4,000,000 that matures on April 1, 2009.
Note 3 — Inventories
     Inventories at June 30, 2008, and December 31, 2007, are set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2008	2007
Finished goods	$5,571	$5,201
Raw material	2,421	1,944
Work in process	2,085	2,185

	$10,077	$9,330

Note 4 — Plant and Equipment
     Plant and equipment at June 30, 2008, and December 31, 2007, is set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2008	2007
Land	$2,142	$1,817
Buildings	13,374	13,370
Equipment	111,617	110,723

	127,133	125,910
Less accumulated depreciation	107,271	105,056

Plant and equipment, net	$19,862	$20,854

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Debt
     Debt at June 30, 2008, and December 31, 2007, including debt classified as liabilities subject to compromise at June 30, 2008, is set forth below (dollar amounts in thousands):

	June 30, 2008
	Not Subject	Subject to		December 31,
	To Compromise	Compromise	Total	2007
Debt in default:
Senior, secured credit facility:
Revolving line of credit	$14,219	$—	$14,219	$10,632
Equipment term loan	7,917	—	7,917	9,167
Real estate term loan	13,656	—	13,656	14,022

Subtotal	35,792	—	35,792	33,821

Senior Subordinated Notes	—	34,177	34,177	34,177
Junior Subordinated Note	—	347	347	347

Total debt in default	35,792	34,524	70,316	68,345

Debtor-in-Possession Note	4,000	—	4,000	—

Current portion of long-term debt	39	660	699	741

Long-term debt:
Series B Preferred Stock	—	660	660	660
Other	39	—	39	86

Subtotal	39	660	699	746
Less current portion	39	660	699	741

Total long-term debt	—	—	—	5

Total debt	$39,831	$35,184	$75,015	$69,091

     Senior, Secured Credit Facility
     In connection with the Company’s filing under chapter 11 of the Bankruptcy Code on April 1, 2008, the Company and its senior, secured lender, with the approval of the Bankruptcy Court, modified the senior, secured credit facility in the following manner:
1.	The default premium of 2% was eliminated and the interest rates on the various components of the senior, secured facility remained at the following contractual rates: LIBOR plus 2.75% on outstandings under the revolving line of credit (5.22% at June 30, 2008); LIBOR plus 4.5% for the equipment term loan (6.97% at June 30, 2008); and prime rate plus 6% on $4,000,000 of the real estate term loan and LIBOR plus 4.5% on the remaining balance of the real estate term loan (weighted average of 8.15% at June 30, 2008).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	The principal amount of the loan outstanding under the revolving line of credit was fixed at $14,219,000, and the Company was permitted to utilize the cash collateral of the senior, secured lenders in the operation of its business.

3.	The Company agreed to continue to make the scheduled monthly principal payments of $208,000 on the equipment term loan, which had an outstanding principal balance of $8,333,000 on the filing date, and $61,000 on the real estate term loan, which had an outstanding principal balance of $13,778,000 on the filing date.

4.	The senior, secured credit facility would terminate if the Company did not (a) file, by June 30, 2008, a plan of reorganization providing for the payment of the senior, secured debt, (b) file, by July 30, 2008, a disclosure statement regarding such plan, and (c) consummate, by February 25, 2009, a plan of reorganization. The plan and disclosure statement were filed on a timely basis, or within the grace periods provided for in the financing agreements.
     In addition, the financial covenants under the senior, secured financing agreements were modified as follows:
1.	Minimum Cash. The Company’s aggregate cash needed to be greater than $1,000,000 on May 2, 2008, and $500,000 on May 30, 2008, and must be greater than $500,000 on the last day of each four-week period following May 30. At August 22, 2008, the latest measurement date prior to the issuance of this report, aggregate cash was $7,285,000.

2.	Maximum Expenditures. The Company’s cumulative expenditures needed to be less than 110% of its cumulative budgeted expenditures for the period from April 2, 2008, through April 18, 2008, and must be less than 110% on the last day of each two-week period following April 18. At September 5, 2008, the latest measurement date prior to the issuance of this report, the Company’s cumulative expenditures were $7,666,000 less than 110% of cumulative budgeted expenditures.

3.	Minimum Net Sales. The Company’s cumulative net sales needed to be greater than 90% of cumulative budgeted net sales from April 2, 2008, through May 2, 2008, and must be greater than 90% of cumulative budgeted net sales on the last day of each four-week period after May 2. At August 22, 2008, the latest measurement date prior to the issuance of this report, cumulative net sales exceeded 90% of cumulative budgeted net sales by $2,053,000.
     The Company believes that the loans outstanding under the senior, secured credit facility and the monthly interest accrued thereon are fully collateralized and will not be impaired under any plan of reorganization. As a result, the Company has continued to accrue and pay the interest on these loans at the contractual rates of interest.
     The commencement of proceedings under chapter 11 constituted an event of default under the terms of the agreement governing the senior, secured credit facility. In addition, prior to the filing date, a cross-default existed under the senior, secured credit facility because of the Company’s failure to make the scheduled interest payments on its Senior Subordinated Notes on November 1, 2006, February 1, May 1, August 1, and November 1, 2007, and February 1, 2008. As a result, all of the loans under the senior, secured credit facility are classified as debt in default at June 30, 2008, and December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     Debtor-in-Possession Note
     The debtor-in-possession financing in the amount of $4,000,000 was approved by the Bankruptcy Court on April 2 and 17, 2008. The DIP Note is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. The DIP Note was granted super-priority status by the Bankruptcy Court. The loan matures on the earliest of (1) April 1, 2009, (2) the effective date of a plan of reorganization, (3) the conversion of the bankruptcy proceeding from a chapter 11 case to a chapter 7 case, (4) the appointment of a chapter 11 trustee, or (5) an event of default as described in the documents governing the DIP Note.
     Senior Subordinated Notes
     The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations, subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at 12% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly payments since that date. Pursuant to a forbearance agreement between the Company and a group of six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding, the interest rate on the Senior Subordinated Notes was increased to 16% effective March 9, 2007. Upon the commencement of the chapter 11 proceedings, the interest rate on the Senior Subordinated Notes reverted to 12%. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by certain of the Company’s affiliates and members of their families. At June 30, 2008, accrued interest on the Senior Subordinated Note totaled $10,415,000. The Senior Subordinated Notes and accrued interest thereon through June 30, 2008, were classified as liabilities subject to compromise in the Company’s consolidated financial statements at June 30, 2008. The Company continues to accrue interest on the Senior Subordinated Notes at the contractual rate of 12% because the management of the Company believes that the Company is solvent.
     Junior Subordinated Note
     The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and to the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly payments since that date. At June 30, 2008, accrued interest on the Junior Subordinated Note totaled $86,000. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Junior Subordinated Note and accrued interest thereon through June 30, 2008, were classified as liabilities subject to compromise in the Company’s consolidated financial statements as of June 30, 2008. The Company continues to accrue interest on the Junior Subordinated Note at the contractual rate of 13% because the management of the Company believes that the Company is solvent.
     Series B Preferred Stock
     At June 30, 2008, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $660,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. Redemptions of $90,000 are scheduled on November 30 of each year in order to retire 450 shares of Series B Preferred Stock annually. The Company did not make scheduled redemptions in the aggregate amount of $660,000 during the years 2000 through 2007, and the Company did not make the scheduled dividend payments on the Series B Preferred Stock on December 15, 2006, and March 15, June 15, September 15, and December 15, 2007, and March 15 and June 15, 2008, in the aggregate amount of $46,200.
     The Series B Preferred Stock is classified as debt in the Company’s consolidated financial statements. At June 30, 2008, the Series B Preferred Stock and accrued dividends thereon were classified as liabilities subject to compromise in the Company’s consolidated financial statements. The Company continues to accrue dividends on the Series B Preferred Stock at the contractual rate of 4% because the management of the Company believes that the Company is solvent.
     Fair Value of Financial Instruments
     The Company believes that, at June 30, 2008, the fair values of the loan outstanding under the revolving line of credit, the equipment term loan, the real estate term loan, and the DIP Note approximated the principal amounts of such loans. Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.
     Cash Interest Paid
     Cash interest paid during the six-month periods ended June 30, 2008 and 2007, including amounts allocated to discontinued operations, totaled $1,684,000 and $2,196,000, respectively.
     Non-Cash Investing and Financing Activities
     Capital expenditures for the six-month period ended June 30, 2007, included $28,000 of equipment purchased under capitalized lease obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Interest Expense
     A breakdown of interest expense for the three-month and six-month periods ended June 30, 2008 and 2007, are set forth below (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Interest expense at contractual interest rates:
Senior, secured loans	$627	$958	$1,308	$1,874
Debtor-in-Possession Note	88	—	88	—
Senior Subordinated Notes	1,026	1,026	2,051	2,051
Junior Subordinated Note	12	12	23	23
All other	9	11	66	23

Subtotal	1,762	2,007	3,536	3,971

Interest expense resulting from incremental interest:
Senior, secured loans – default or forbearance premium	—	196	172	319
Senior Subordinated Notes – forbearance premium	—	370	411	459
Senior Subordinated Notes – interest on missed interest payments	246	86	454	137

Subtotal	246	652	1,037	915

Financing costs and fees	—	182	251	182

Total interest expense	2,008	2,841	4,824	5,068

Less interest expense allocated to discontinued operations	42	42	84	84

Interest expense related to continuing operations	$1,966	$2,799	$4,740	$4,984

Note 7— Income Taxes
     At June 30, 2008, and December 31, 2007, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and six-month periods ended June 30, 2008 and 2007, consisted of estimated state income taxes.
Note 8 — Net Loss per Common Share
     The calculations of basic and diluted net loss per common share for the three-month and six-month periods ended June 30, 2008 and 2007, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of warrants to purchase the Company’s common stock were not dilutive. In addition, non-vested shares of restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
common stock issued under the Company’s 2005 Stock Award Plan are not considered outstanding common shares for purposes of the calculation of basic net loss per share of common stock because the effect would not be dilutive. As a result, the weighted average number of common shares outstanding used in the calculation of net loss per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock, the assumed exercise of the warrants, or the vesting of the non-vested shares of restricted common stock.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Numerator — Loss:

Continuing operations	$(1,895)	$(1,305)	$(3,342)	$(2,220)
Discontinued operations	(45)	(56)	(60)	(58)

Net loss	$(1,940)	$(1,361)	$(3,402)	$(2,278)

Denominator — Weighted average shares outstanding	4,962	4,952	4,957	4,947

Basic and diluted net loss per share of common stock:

Continuing operations	$(0.38)	$(0.26)	$(0.68)	$(0.45)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Net loss	$(0.39)	$(0.27)	$(0.69)	$(0.46)

Note 9 — Segments
     Description of Segments and Products
     The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group manufactures tight-tolerance rubber components, primarily, insulators used in aftermarket and original equipment automotive ignition-wire, connector seals used in automotive wiring systems, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and surgical equipment. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States.
     The Corporate Office consists primarily of general administrative expenses that are not a result of any activity carried on by either the Rubber Group or the Metals Group. Corporate Office expenses include the compensation and benefits of the Company’s executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, including fees related to financings, and certain insurance expenses. Assets of the Corporate Office are primarily cash, marketable securities, certain prepaid expenses and other miscellaneous current assets, and deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes net sales for the three-month and six-month periods ended June 30, 2008 and 2007, by the type of product in which the Company’s components were utilized (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Automotive — OEM	$7,513	$12,336	$17,386	$23,534
Automotive — aftermarket	7,502	6,760	14,273	13,106
Medical	4,250	3,813	8,261	7,845
All other	735	869	1,432	1,823

Total	$20,000	$23,778	$41,352	$46,308

[This space intentionally left blank]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for the three-month and six-month periods ended June 30, 2008 and 2007, are summarized below (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net sales:
Rubber Group	$17,230	$20,213	$35,316	$39,389
Metals Group	2,770	3,565	6,036	6,919

Total net sales	$20,000	$23,778	$41,352	$46,308

Income (loss) from operations:
Rubber Group	$2,532	$2,445	$4,870	$4,519
Metals Group	(74)	13	(20)	(13)

Subtotal	2,458	2,458	4,850	4,506
Corporate Office (1)	(576)	(949)	(1,631)	(1,712)

Total income from operations	$1,882	$1,509	$3,219	$2,794

Depreciation and amortization (2):
Rubber Group	$1,189	$1,474	$2,444	$2,978
Metals Group	140	172	288	350

Subtotal	1,329	1,646	2,732	3,328
Corporate Office	13	5	25	8

Total depreciation and amortization	$1,342	$1,651	$2,757	$3,336

Capital expenditures (3):
Rubber Group	$840	$603	$1,509	$1,233
Metals Group	96	68	143	266

Subtotal	936	671	1,652	1,499
Corporate Office	2	6	11	56

Total capital expenditures	$938	$677	$1,663	$1,555

	June 30,	Dec. 31,
	2008	2007
Assets:
Rubber Group	$41,311	$42,236
Metals Group	8,371	7,963

Subtotal	49,682	50,199
Corporate Office (4)	9,095	820

Total assets	$58,777	$51,019

(1)	The Corporate Office’s losses from operations for the three-month period ended June 30, 2007, and the six-month periods ended June 30, 2008 and 2007, included expenses incurred in connection with the Company’s efforts to refinance, restructure, or repay its indebtedness in the amount of $357,000, $508,000, and $542,000, respectively. During the three-month period ended June 30, 2008, the Company incurred $1,826,000 of reorganization expenses and, in accordance with the provisions of
(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued from previous page)

SOP 90-7, these expenses were classified as reorganization items in the non-operating section of the Company’s consolidated statements of operations.

(2)	Excludes amortization and write-off of deferred financing expenses, which totaled $182,000 during the three-month period ended June 30, 2007, and $251,000 and $182,000 during the six-month periods ended June 30, 2008 and 2007, respectively. Amortization and write-off of deferred financing expenses is included in interest expense in the consolidated financial statements.

(3)	Capital expenditures during the six-month period ended June 30, 2007, included $28,000 of equipment purchased under capitalized lease obligations.

(4)	Assets of the Corporate Office included cash at June 30, 2008, and December 31, 2007, of $8,535,000 and $160,000, respectively.
Note 10 — Accumulated Other Comprehensive Loss
     Marketable securities held by the Company are valued at their quoted market prices at the close of business on June 30, 2008, and December 31, 2007. Based on the classification of these marketable securities as available-for-sale, the Company recognized $31,000 and $68,000 of other comprehensive loss during the three-month and six-month periods ended June 30, 2008, respectively.
Note 11 — Discontinued Operations
     The results of operations, assets, liabilities, and cash flows of the Company’s former diecasting business have been classified as discontinued operations in the consolidated financial statements. During the three-month periods ended June 30, 2008 and 2007, the loss from discontinued operations totaled $45,000 and $56,000, respectively, which included allocated interest expense of $42,000 during each three-month period. During the six-month periods ended June 30, 2008 and 2007, the loss from discontinued operations totaled $60,000 and $58,000, respectively, which included allocated interest expense of $84,000 during each six-month period. At June 30, 2008, and December 31, 2007, assets of discontinued operations totaled $1,290,000 and $1,348,000, respectively.

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
     Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:
•	our ability to operate pursuant to the terms of our debtor-in-possession credit arrangements;

•	our ability to obtain court approval with respect to motions in the chapter 11 proceedings;

•	our ability to develop, confirm, and consummate a plan of reorganization with respect to the chapter 11 proceedings;

•	increases and decreases in business awarded to us by our customers;

•	unanticipated price reductions for our products as a result of competition;

•	our ability to offset any increases in the cost of raw materials;

•	North American automotive production significantly above or below current industry forecasts;

•	changes in the competitive environment;

•	unanticipated operating results;

•	changes in economic conditions;

•	changes in interest rates;

•	financial difficulties encountered by our customers or suppliers;

•	chapter 11 filings by one or more of our customers or suppliers; and

•	labor interruptions at our facilities or at our customers’ or suppliers’ facilities.
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
     Unless otherwise indicated, the data set forth below in this Part I, Item 2, relate solely to our continuing operations.
Results of Operations — Second Quarter of 2008 Versus Second Quarter of 2007
     The following table sets forth our consolidated operating results for the three-month periods ended June 30, 2008 and 2007, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash provided or used by our operating activities for those periods. A similar table for the six-month periods ended June 30, 2008 and 2007, follows later on in this Part I, Item 2. EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with GAAP. We have presented EBITDA here and elsewhere in this Form 10-Q because (a) we believe that this measure enhances the ability of our investors to evaluate our ability to satisfy our interest and principal obligations with respect to our outstanding indebtedness, (b) management uses EBITDA as a supplemental measure to evaluate the operating performance of our business and believes that it provides a useful measure for comparing period to period performance among our business units because it does not include period to period fluctuations in taxes, interest costs, costs associated with capital investments, and certain non-operating items, and (c) because certain financial covenants in our senior, secured credit agreements have been calculated using variations of EBITDA. Nevertheless, EBITDA has material limitations when used as a measurement of performance, including the following:
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
     Also included in the table are the net cash flows provided or used by our investing activities and financing activities. All dollar amounts in the table are in thousands.

	Three Months Ended June 30
	2008		2007
Net sales	$20,000	100.0%	$23,778	100.0%

Cost of sales	16,664	83.3	20,202	85.0

Gross profit	3,336	16.7	3,576	15.0

Selling and administrative expenses	1,454	7.3	2,067	8.7

Income from operations	1,882	9.4	1,509	6.3

Other income (expense):
Interest expense	(1,966)	(9.8)	(2,799)	(11.8)
Reorganization items, net	(1,795)	(9.0)	—	—

Loss before income taxes	(1,879)	(9.4)	(1,290)	(5.4)

Income tax provision	16	0.1	15	0.1

Loss from continuing operations	(1,895)	(9.5)	(1,305)	(5.5)

Add back:
Depreciation and amortization (1)	1,342	6.7	1,651	6.9
Interest expense	1,966	9.8	2,799	11.8
Reorganization items, net	1,795	9.0	—	—
Income tax provision	16	0.1	15	0.1

EBITDA	$3,224	16.1%	$3,160	13.3%

(continued on next page)

(continued from previous page)

	Three Months Ended June 30
	2008		2007
EBITDA	$3,224	16.1%	$3,160	13.3%
Adjustments to reconcile EBITDA to net cash provided (used) by operating activities:
Interest expense	(1,966)	(9.8)	(2,799)	(11.8)
Reorganization items, net	(1,795)	(9.0)	—	—
Amortization of deferred financing expenses included in interest expense	—	—	182	0.8
Income tax provision	(16)	(0.1)	(15)	(0.1)
Net change in accrued reorganization items, net	1,509	7.5	—	—
Net change in operating assets and liabilities	3,738	18.7	(901)	(3.8)

Net cash provided (used) by operating activities	$4,694	23.5%	$(373)	(1.6)%

Net cash used by investing activities	$(993)		$(701)

Net cash provided by financing activities	$4,518		$1,100

(1)	Does not include the amortization of deferred financing expenses, which totaled $182,000 during the three-month period ended June 30, 2007, and which is included in interest expense in the consolidated financial statements.
     Net sales by the type of product in which our components were utilized for the three-month periods ended June 30, 2008 and 2007, are set forth below (dollar amounts in thousands):

	Three Months Ended June 30
	2008		2007
Automotive — OEM	$7,513	37.6%	$12,336	51.9%
Automotive — aftermarket	7,502	37.5	6,760	28.4
Medical	4,250	21.3	3,813	16.0
All other	735	3.6	869	3.7

Total	$20,000	100.0%	$23,778	100.0%

     Net sales for the second quarter of 2008 declined by $3,778,000, or 15.9%, compared to the second quarter of 2007. The decrease in net sales was a result of decreased unit sales of original equipment automotive components offset, in part, by increased net sales of automotive aftermarket components and components for medical devices. EBITDA for the second quarter of 2008 was $3,224,000, or 16.1% of net sales, compared to EBITDA of $3,160,000, or 13.3% of net sales, for the second quarter of 2007. Administrative expenses for the second quarter of 2007, included $357,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our indebtedness, as more fully discussed in the section titled “Liquidity and Filing of Chapter 11” in this Part I, Item 2. In accordance with SOP 90-7, restructuring expenses incurred during the second quarter of 2008 are classified as reorganization items in our consolidated statements of operations. Excluding those expenses, our EBITDA for the second quarter of 2007, was $3,517,000, or 14.8% of net sales.
     Net cash provided by our operating activities during the second quarter of 2008 totaled $4,694,000, compared to net cash used by operating activities of $373,000 for the second quarter of 2007. For more information about the net cash provided or used by our operating activities, please refer to the consolidated statements of cash flows in Part I, Item 1, and the section titled “Operating Activities” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended June 30, 2008 and 2007.
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
     The following table sets forth the operating results of the Rubber Group for the three-month periods ended June 30, 2008 and 2007, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended June 30
	2008		2007
Net sales	$17,230	100.0%	$20,213	100.0%

Cost of sales	13,957	81.0	16,794	83.1

Gross profit	3,273	19.0	3,419	16.9

Selling and administrative expenses	741	4.3	974	4.8

Income from operations	2,532	14.7	2,445	12.1

Add back depreciation and amortization	1,189	6.9	1,474	7.3

EBITDA	$3,721	21.6%	$3,919	19.4%

     During the second quarter of 2008, net sales of the Rubber Group decreased by $2,983,000, or 14.8%, compared to the second quarter of 2007, primarily because net sales of components for use in automotive original equipment decreased by $4,058,000, or 43.7%. We believe that this reduction was caused by production cutbacks by the Detroit-based automobile manufacturers. This decline was partially offset by a $742,000, or 11.0%, increase in net sales of components for the automotive aftermarket and a $437,000, or 11.5%, increase in net sales of components for medical devices.

     Cost of sales of the Rubber Group as a percentage of net sales decreased to 81.0% of net sales during the second quarter of 2008, compared to 83.1% of net sales during the second quarter of 2007, primarily due to improved labor efficiencies, lower employee benefit expenses, and lower depreciation and amortization expenses.
     Selling and administrative expenses of the Rubber Group expressed as a percentage of net sales decreased to 4.3% of net sales during the second quarter of 2008, compared to 4.8% during the second quarter of 2007, primarily due reduced salary and wage expense resulting from a reduction in the number of selling and administrative employees.
     For the second quarter of 2008, the Rubber Group’s income from operations totaled $2,532,000, an increase of $87,000, or 3.6%, compared to the second quarter of 2007. The Rubber Group’s EBITDA for the second quarter of 2008 was $3,721,000, or 21.6% of net sales, compared to $3,919,000, or 19.4% of net sales, for the second quarter of 2007.
     Metals Group
     The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the three-month periods ended June 30, 2008 and 2007, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended June 30
	2008		2007
Net sales	$2,770	100.0%	$3,565	100.0%

Cost of sales	2,707	97.7	3,408	95.6

Gross profit	63	2.3	157	4.4

Selling and administrative expenses	137	4.9	144	4.0

Income (loss) from operations	(74)	(2.7)	13	0.4

Add back depreciation and amortization	140	5.1	172	4.8

EBITDA	$66	2.4%	$185	5.2%

     During the second quarter of 2008, net sales of the Metals Group decreased by $795,000, or 22.3%, compared to the second quarter of 2007, primarily as a result of reduced net sales of components to automotive industry customers, which we believe was primarily a result of production cutbacks by the Detroit-based automobile manufacturers. The effects of the overall reduction in automotive industry demand were partially offset by the continued ramp-up of sales to three new automotive industry customers.

     Cost of sales as a percentage of net sales increased to 97.7% of net sales during the second quarter of 2008 from 95.6% of net sales during the second quarter of 2007, primarily because of the underabsorption of fixed or partially fixed manufacturing overhead during a period of reduced net sales, offset, in part, by improved production efficiencies and product mix and the elimination of an unprofitable job.
     During the second quarter of 2008, selling and administrative expenses decreased to $137,000 from $144,000 during the second quarter of 2007.
     For the second quarter of 2008, the Metals Group’s loss from operations was $74,000, compared to income from operations of $13,000 for the second quarter of 2007. The Metals Group’ s EBITDA for the second quarter of 2008 was $66,000, compared to $185,000 for the second quarter of 2007.
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
     The following table sets forth the operating results of the Corporate Office for the three-month periods ended June 30, 2008 and 2007, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	June 30
	2008	2007
Loss from operations	$(576)	$(949)

Add back depreciation and amortization (1)	13	5

EBITDA	$(563)	$(944)

(1)	Excludes the amortization of deferred financing expenses, which totaled $182,000 during the second quarter of 2007, and which is included in interest expense in the consolidated financial statements.
     During the second quarter of 2008, Corporate Office expenses decreased to $576,000 from $949,000 during the second quarter of 2007. During the second quarter of 2007, Corporate Office expenses included $357,000 of expenses incurred in connection with our efforts to refinance, restructure, or repay our indebtedness. During the second quarter of 2008, we incurred $1,826,000 of expenses in connection with our efforts to refinance, restructure, or repay our indebtedness, which, in accordance with SOP 90-7, was classified as reorganization items in our consolidated statements of operations. For more information on our efforts to refinance, restructure, or repay our indebtedness, please refer to the section titled “Liquidity and Filing of Chapter 11” in this Part I, Item 2.

     Interest Expense
     A breakdown of interest expense for the three-month periods ended June 30, 2008 and 2007, is set forth below (dollar amounts in thousands):

	Three Months Ended
	June 30
	2008	2007
Interest expense at contractual interest rates:
Senior, secured loans	$627	$958
Debtor-in-Possession Note	88	—
Senior Subordinated Notes	1,026	1,026
Junior Subordinated Note	12	12
All other	9	11

Subtotal	1,762	2,007

Interest expense resulting from incremental interest rates:
Senior, secured loans – default or forbearance premium	—	196
Senior Subordinated Notes – forbearance premium	—	370
Senior Subordinated Notes – interest on missed interest payments	246	86

Subtotal	246	652

Financing costs and fees	—	182

Total interest expense	2,008	2,841

Less interest expense allocated to discontinued operations	42	42

Interest expense related to continuing operations	$1,966	$2,799

     The average amount of debt outstanding during the second quarters of 2008 and 2007, including past due interest payments on which we are accruing interest, was $82,091,000 and $76,639,000, respectively. During the same periods, cash interest payments were $715,000 and $1,173,000, respectively.
     On April 2 and 17, 2008, the Bankruptcy Court entered orders authorizing certain arrangements pursuant to which we are permitted to utilize the cash collateral of our senior, secured lenders in the operation of our business. Under those arrangements, the interest rates on our senior, secured debt were reduced to the original contractual rates, and we have agreed to continue to pay the scheduled monthly principal payments on the term loans included in the senior, secured debt. We continue to accrue interest on our unsecured prepetition debt at the applicable contractual rates because we believe that the company is solvent and our unsecured debt, including accrued interest thereon, will be paid in full. Because we have continued to accrue interest on our secured and unsecured prepetition debt, our contractual interest expense equals the interest expense recorded in our consolidated statements of operations for the three-month period ended June 30, 2008.
     For more information about the status of our debt, please refer to the section titled “Liquidity and Filing of Chapter 11” in this Part I, Item 2.

     Reorganizations Items
     SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations. Reorganization items reflected in our consolidated financial statements for the three-month and six-month periods ended June 30, 2008, are set forth below (dollar amounts in thousands):

Professional fees and expenses incurred directly by the Company	$1,024
Professional fees and expenses incurred by creditors	625
Other costs	177
Interest income	(31)

Reorganization items, net	$1,795

     Income Tax Provision
     At June 30, 2008, and December 31, 2007, our net deferred tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended June 30, 2008 and 2007, consisted of estimated state income taxes.
Results of Operations — First Six Months of 2008 Versus First Six Months of 2007
     The following table sets forth our consolidated operating results for the six-month periods ended June 30, 2008 and 2007, the reconciliation of the loss from continuing operations to EBITDA for those periods, and the reconciliation of EBITDA to net cash used by our operating activities for those periods. Also included in the table are the net cash flows provided or used by our investing activities and financing activities. All dollar amounts in the table are in thousands.

	Six Months Ended June 30
	2008		2007
Net sales	$41,352	100.0%	$46,308	100.0%

Cost of sales	34,830	84.2	39,679	85.7

Gross profit	6,522	15.8	6,629	14.3

Selling and administrative expenses	3,303	8.0	3,835	8.3

Income from operations	3,219	7.8	2,794	6.0

Other income (expense):
Interest expense	(4,740)	(11.5)	(4,984)	(10.7)
Reorganization items, net	(1,795)	(4.3)	—	—

Loss before income taxes	(3,316)	(8.0)	(2,190)	(4.7)

Income tax provision	26	0.1	30	0.1

Loss from continuing operations	(3,342)	(8.1)	(2,220)	(4.8)

     (continued on next page)

(continued from previous page)

	Six Months Ended June 30
	2008		2007
Add back:
Depreciation and amortization (1)	2,757	6.7	3,336	7.2
Interest expense	4,740	11.5	4,984	10.7
Reorganization items, net	1,795	4.3	—	—
Income tax provision	26	0.1	30	0.1

EBITDA	$5,976	14.5%	$6,130	13.2%

EBITDA	$5,976	14.5%	$6,130	13.2%

Adjustments to reconcile EBITDA to net cash provided (used) by operating activities:
Interest expense	(4,740)	(11.5)	(4,984)	(10.7)
Reorganization items, net	(1,795)	(4.3)	—	—
Amortization and write-off of deferred financing expenses included in interest expense	251	0.6	182	0.4
Income tax provision	(26)	(0.1)	(30)	(0.1)
Net change in accrued reorganization items, net	1,509	3.6	—	—
Net change in operating assets and liabilities	3,240	7.8	(2,751)	(5.9)

Net cash provided (used) by operating activities	$4,415	10.7%	$(1,453)	(3.1)%

Net cash used by investing activities	$(1,744)		$(1,597)

Net cash provided by financing activities	$5,710		$3,931

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $251,000 and $182,000 during the six-month periods ended June 30, 2008 and 2007, respectively, and which is included in interest expense in the consolidated financial statements.
     Net sales by the type of product in which our components were utilized for the six-month periods ended June 30, 2008 and 2007, are set forth below (dollar amounts in thousands):

	Six Months Ended June 30
	2008		2007
Automotive — OEM	$17,386	42.0%	$23,534	50.8%
Automotive — aftermarket	14,273	34.5	13,106	28.3
Medical	8,261	20.0	7,845	16.9
All other	1,432	3.5	1,823	4.0

Total	$41,352	100.0%	$46,308	100.0%

     Our net sales for the first half of 2008 declined by $4,956,000, or 10.7%, compared to the first half of 2007. The decrease in net sales was a result of decreased unit sales of original equipment automotive components offset, in part, by increased net sales of automotive aftermarket components and components for medical devices. EBITDA for the first half of 2008 was $5,976,000, or 14.5% of net sales, compared to EBITDA of $6,130,000, or 13.2% of net sales, for the first half of 2007. Administrative expenses for the first halves of 2008 and 2007, included $508,000 and $542,000, respectively, of expenses incurred in connection with our efforts to restructure, refinance, or repay our indebtedness, as more fully discussed in the section titled “Liquidity and Filing of Chapter 11” in this Part I, Item 2. Excluding those expenses, our EBITDA for the first half of 2008, was $6,484,000, or 15.7% of net sales, compared to $6,672,000, or 14.4% of net sales, for the first half of 2007.
     Net cash provided by our operating activities during the first half of 2008 totaled $4,415,000, compared to net cash used by operating activities of $1,453,000 for the first half of 2007. For more information about the net cash provided or used by our operating activities, please refer to the consolidated statements of cash flows in Part I, Item 1, and to the section titled “Operating Activities” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the six-month periods ended June 30, 2008 and 2007.
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
     The following table sets forth the operating results of the Rubber Group for the six-month periods ended June 30, 2008 and 2007, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended June 30
	2008		2007
Net sales	$35,316	100.0%	$39,389	100.0%

Cost of sales	29,050	82.3	33,009	83.8

Gross profit	6,266	17.7	6,380	16.2

Selling and administrative expenses	1,396	4.0	1,861	4.7

Income from operations	4,870	13.8	4,519	11.5

Add back depreciation and amortization	2,444	6.9	2,978	7.5

EBITDA	$7,314	20.7%	$7,497	19.0%

     During the first half of 2008, net sales of the Rubber Group decreased by $4,073,000, or 10.3%, compared to the first half of 2007, primarily because net sales of components for use in automotive original equipment decreased by $5,284,000, or 29.8%. We believe that this reduction was caused by production cutbacks by the Detroit-based automotive manufacturers. This decrease was partially offset by a $1,167,000, or 8.9%, increase in net sales of components for the automotive aftermarket and a $416,000, or 5.3%, increase in net sales of components for medical devices.
     Cost of sales as a percentage of net sales decreased to 82.3% of net sales during the first half of 2008, compared to 83.8% of net sales during the first half of 2007, primarily due to improved labor efficiencies, lower employee benefit expenses, and lower depreciation and amortization expenses.
     Selling and administrative expenses of the Rubber Group expressed as a percentage of net sales decreased to 4.0% of net sales during the first half of 2008, compared to 4.7% during the first half of 2007, primarily because of a reduction in the number of selling and administrative employees.
     During the first half of 2008, the Rubber Group’s income from operations totaled $4,870,000, an increase of $351,000, or 7.8%, compared to the first half of 2007. The Rubber Group’s EBITDA for the first half of 2008 was $7,314,000, or 20.7% of net sales, compared to $7,497,000, or 19.0% of net sales, for the first half of 2007.
     Metals Group
     The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive industry customers.
     The following table sets forth the operating results of the Metals Group for the six-month periods ended June 30, 2008 and 2007, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended June 30
	2008		2007
Net sales	$6,036	100.0%	$6,919	100.0%

Cost of sales	5,780	95.8	6,670	96.4

Gross profit	256	4.2	249	3.6

Selling and administrative expenses	276	4.6	262	3.8

Loss from operations	(20)	(0.3)	(13)	(0.2)

Add back depreciation and amortization	288	4.8	350	5.1

EBITDA	$268	4.4%	$337	4.9%

     During the first half of 2008, net sales of the Metals Group decreased by $883,000, or 12.8%, compared to the first half of 2007, primarily as a result of reduced net sales of components to automotive industry customers, which we believe was primarily a result of production cutbacks by the Detroit-based automobile manufacturers, exacerbated by the employee strike at the facilities of American Axle, which began on February 26, 2008, and ended on May 22, 2008. The effects of the overall reduction in automotive industry demand were partially offset by the continued ramp-up of sales to three new automotive industry customers.

     Cost of sales as a percentage of net sales decreased to 95.8% of net sales during the first half of 2008 from 96.4% of net sales during the first half of 2007, primarily because of improved production efficiencies and product mix, lower depreciation expense, and the elimination of an unprofitable job.
     During the first half of 2008, selling and administrative expenses increased to $276,000 from $262,000 during the first half of 2007.
     For the first half of 2008, the Metals Group’s loss from operations was $20,000, compared to a loss from operations of $13,000 for the first half of 2007. The Metals Group’s EBITDA for the first half of 2008 was $268,000, compared to $337,000 for the first half of 2007.
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
     The following table sets forth the operating results of the Corporate Office for the six-month periods ended June 30, 2008 and 2007, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended
	June 30
	2008	2007
Loss from operations	$(1,631)	$(1,712)

Add back depreciation and amortization (1)	25	8

EBITDA	$(1,606)	$(1,704)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $251,000 and $182,000, during the six-month periods ended June 30, 2008 and 2007, respectively, and which is included in interest expense in the consolidated financial statements.
     During the first half of 2008, Corporate Office expenses decreased to $1,631,000 from $1,712,000 during the second half of 2007. During the first halves of 2008 and 2007, corporate office expenses included $508,000 and $542,000, respectively, of expenses incurred in connection with our efforts to refinance, restructure, or repay our indebtedness. During the second quarter of 2008, we incurred an additional $1,826,000 of expenses in connection with our efforts to refinance, restructure, or repay our indebtedness, which, in accordance with SOP 90-7, was classified as reorganization items in our consolidated statements of operations. For more information on our efforts to refinance, restructure, or repay our indebtedness, please refer to the section titled “Liquidity and Filing of Chapter 11” in this Part I, Item 2.

     Interest Expense
     A breakdown of interest expense for the six-month periods ended June 30, 2008 and 2007, is set forth below (dollar amounts in thousands):

	Six Months Ended
	June 30
	2008	2007
Interest expense at contractual interest rates:
Senior, secured loans	$1,308	$1,874
Debtor-in-Possession Note	88	—
Senior Subordinated Notes	2,051	2,051
Junior Subordinated Note	23	23
All other	66	23

Subtotal	3,536	3,971

Interest expense resulting from incremental interest rates:
Senior, secured loans – default or forbearance premium	172	319
Senior Subordinated Notes – forbearance premium	411	459
Senior Subordinated Notes – interest on missed interest payments	454	137

Subtotal	1,037	915

Financing costs and fees	251	182

Total interest expense	4,824	5,068

Less interest expense allocated to discontinued operations	84	84

Interest expense related to continuing operations	$4,740	$4,984

     The average amount of debt outstanding during the first half of 2008 and 2007, including past due interest payments on which we are accruing interest, was $79,265,000 and $75,005,000, respectively. During the same periods, cash interest payments were $1,684,000 and $2,196,000, respectively.
     On April 2 and 17, 2008, the Bankruptcy Court entered orders authorizing certain arrangements pursuant to which we are permitted to utilize the cash collateral of our senior, secured lenders in the operation of our business. Under those arrangements, the interest rates on our senior, secured debt were reduced to the original contractual rates, and we have agreed to continue to pay the scheduled monthly principal payments on the term loans included in the senior, secured debt. We continue to accrue interest on our unsecured prepetition debt at the applicable contractual rates because we believe that the company is solvent and our unsecured debt, including accrued interest thereon, will be paid in full. Because we have continued to accrue interest on our secured and unsecured prepetition debt, our contractual interest expense equals the interest expense recorded in our consolidated statements of operations for the six-month period ended June 30, 2008.
     For more information about the status of our debt, please refer to the section titled “Liquidity and Filing of Chapter 11” in this Part I, Item 2.

     Reorganizations items
     SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations. Reorganization items reflected in our consolidated financial statements for the three-month and six-month periods ended June 30, 2008, are set forth below (dollar amounts in thousands):

Professional fees and expenses incurred directly by the Company	$1,024
Professional fees and expenses incurred by creditors	625
Other costs	177
Interest income	(31)

Reorganization items, net	$1,795

     Income Tax Provision
     At June 30, 2008, and December 31, 2007, our net deferred tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the six-month periods ended June 30, 2008 and 2007, consisted of estimated state income taxes.
Liquidity and Capital Resources
     Operating Activities
     During the first half of 2008, operating activities of our continuing operations provided net cash of $4,415,000. Accounts receivable decreased by $644,000 during the first half of 2008, primarily because (1) the amount of outstanding billings for sales of tools and automation equipment decreased by $656,000, (2) the terms of sale to one of our customers changed, resulting in a reduction in the dollar amount of receivables outstanding, and (3) a number of invoices outstanding beyond terms at December 31, 2007, were paid during the first quarter of 2008. Inventories increased by $747,000 primarily because of (a) increased metals prices, (b) the rescheduling of customer orders due to the continued reduction in the number of vehicles manufactured by the Detroit-based automobile manufacturers, and (c) the build of components to satisfy the safety stock requirements of certain of our customers as a result of our chapter 11 filing. Accrued expenses increased by $1,693,000, primarily because of the increase in accrued reorganization expenses during the six-month period ended June 30, 2008. Accrued interest expense, including accrued interest expense classified as a liability subject to compromise, increased by $2,841,000 because of additional accruals of interest on our subordinated debt.
     Investing Activities
     During the first half of 2008, investing activities of our continuing operations used net cash of $1,744,000. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $1,509,000, $143,000, and $11,000, respectively, primarily for the purchase of equipment. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $2,985,000, $503,000, and $11,000, respectively, for the year ending December 31, 2008.

     Financing Activities
     During the first half of 2008, our financing activities provided net cash of $5,710,000. In April 2008, we received $4,000,000 of cash from the issuance of the DIP Note and, during the first six months of 2008, we increased borrowings under our revolving line of credit by $3,587,000. We made principal payments on our debt totaling $1,663,000. We used $214,000 of cash to fund financing expenses that were incurred in connection with our efforts to restructure, refinance, or repay our indebtedness.
     Liquidity and Filing of Chapter 11
     We have experienced a significant decrease in sales of original equipment automotive components. We believe that this reduction was primarily a result of production cutbacks by the Detroit-based automobile manufacturers and resultant production cutbacks and inventory adjustments by our automotive customers that are tier-one suppliers to automobile manufacturers. Although we reduced expenses in an effort to offset the impact of the lower sales, our operating profit and cash flow were adversely affected, as was the availability under our prepetition revolving line of credit.
     We have not made the scheduled interest payments due on our Senior Subordinated Notes since November 1, 2006. From May 25, 2007, through January 24, 2008, we operated under a forbearance agreement with six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding. While the forbearance agreement was in effect, we were not required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders could not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7%, of the Senior Subordinated Notes outstanding, is held by certain of our affiliates and members of their families. We raised the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the filing of the chapter 11. At June 30, 2008, accrued interest on our Senior Subordinated Notes totaled $10,415,000.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our senior, secured debt. Additionally, we were not in compliance with a financial covenant related to fixed charge coverage on February 28, March 31, and April 30, 2007, or with a financial covenant related to leverage on March 31, 2007. From May 25, 2007, through January 24, 2008, we operated under a forbearance arrangement with the senior, secured lenders. The forbearance agreement (1) provided that the senior, secured lenders would take no action to accelerate or collect their loans as a result of any existing default or cross-default and (2) modified certain of the financial covenants effective March 31, 2007. During the forbearance period, we remained in compliance with all financial covenants, as modified, and we remained current on all principal and interest payments owed to the secured lenders.
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
     During the fourth quarter of 2007, we received several offers to purchase all or portions of the assets of the Rubber Group. Based upon these offers and the advice of W.Y. Campbell, we concluded that (1) the value of the Rubber Group alone was significantly in excess of our total indebtedness and (2) the proposal that would provide the maximum value for all of our constituencies was an offer from a major, multi-national, industrial company to purchase our facility in Rock Hill, South Carolina, which specializes in manufacturing molded rubber components for use in medical devices. The proposed purchase price of $32,000,000 would have resulted in an after-tax gain of approximately $26,000,000.
     During January 2008, we approached the six hedge funds that own a majority of our Senior Subordinated Notes to advise them of the following:
1.	We had decided to pursue the proposal to purchase the Rock Hill facility;

2.	We had received a proposal from a new senior, secured lender to provide us with a $36,700,000 senior, secured credit facility upon completion of the sale of the Rock Hill facility;

3.	We believed that the proceeds of the sale and the new credit facility would permit us to pay all accrued interest on the Senior Subordinated Notes plus 50% of the principal amount of the Senior Subordinated Notes held by non-affiliates;

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
     Subsequent to the expiration of the forbearance agreements, we continued our discussions with the six hedge funds and proposed a number of transactions for the restructuring of our debt, but each of these proposals was rejected. Ultimately, we determined that the best available method to effect a restructuring of our debt on terms that would be fair to all of our creditors and stockholders was to utilize the provisions of chapter 11 of the Bankruptcy Code.
     On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. In connection with this petition, we obtained a financing package that we believed provided us more than adequate liquidity to operate our business without interruption throughout the term of the chapter 11 proceedings. This financing package consists of (1) an arrangement with our senior, secured lenders to freeze the loans under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the cash collateral of the senior, secured lenders in the operation of our business through February 25, 2009, and (2) the DIP Note in the amount of $4,000,000, which matures on April 1, 2009. The arrangement with the senior, secured lenders provides for a continuation of the scheduled monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that our interest rates returned to the original contractual rates. The DIP Note is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%.
     On March 31, 2008, prior to our chapter 11 filing, our senior, secured credit facility included a $17,500,000 revolving line of credit, with $12,875,000 of loans and $907,000 of letters of credit outstanding at March 31, 2008. At April 1, 2008, there were $14,219,000 of loans and $907,000 of letters of credit outstanding under the revolving line of credit. The contractual interest rate on loans under the revolving credit is LIBOR plus 2.75% (5.22% at June 30, 2008).
     Our equipment term loan had an outstanding principal balance of $8,542,000 at March 31, 2008, and $8,333,000 at April 1, 2008. The contractual interest rate on the equipment term loan is LIBOR plus 4.5% (6.97% at June 30, 2008). At June 30, 2008, the equipment term loan had an outstanding balance of $7,917,000.
     Our real estate term loan had an outstanding principal balance of $13,839,000 at March 31, 2008, and $13,778,000 at April 1, 2008. The contractual interest rate on the real estate term loan is the prime rate plus 6% on $4,000,000 principal amount and LIBOR plus 4.5% on the balance (weighted average of 8.15% at June 30, 2008). At June 30, 2008, the real estate term loan had an outstanding balance of $13,656,000.
     On April 1, 2008, the financial covenants under the senior, secured financing agreements were modified as follows:
1.	Minimum Cash. Our aggregate cash needed to be greater than $1,000,000 on May 2, 2008, and $500,000 on May 30, 2008, and must be greater than $500,000 on the last day of each four-week period following May 30. At August 22, 2008, the latest measurement date prior to the issuance of this report, aggregate cash was $7,285,000.

2.	Maximum Expenditures. Our cumulative expenditures needed to be less than 110% of cumulative budgeted expenditures for the period from April 2, 2008, through April 18, 2008, and must be less than 110% on the last day of each two-week period following April 18. At September 5, 2008, the latest measurement date prior to the issuance of this report, our cumulative expenditures were $7,666,000 less than 110% of cumulative budgeted expenditures.

3.	Minimum Net Sales. Our cumulative net sales needed to be greater than 90% of cumulative budgeted net sales from April 2, 2008, through May 2, 2008, and must be greater than 90% of cumulative budgeted net sales on the last day of each four-week period after May 2. At August 22, 2008, the latest measurement date prior to the issuance of this report, cumulative net sales exceeded 90% of cumulative budgeted net sales by $2,053,000.
     We do not believe that we will need to utilize the provisions of the Bankruptcy Code to effect any significant operational restructuring or to eliminate or renegotiate any unprofitable executory contracts that are material to our business. Our operations are healthy and profitable and, although there can be no assurance, we expect that to continue throughout the term of the chapter 11 proceedings. We have experienced no disruptions in our operations to date, and, based upon discussions with a significant number of major suppliers and customers, we do not expect any such disruption during the term of the chapter 11 proceedings.
     Although there can be no assurance that we will be successful, our intent in filing for chapter 11 protection is to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that results in a significant reduction in our total indebtedness on a basis that is fair and equitable to all of our creditors and stockholders. We filed a plan of reorganization with the Bankruptcy Court on June 30, 2008, and we filed the Amended Plan and related proposed disclosure statement on August 8, 2008. We expect that our plan of reorganization will result in a significant reduction in our aggregate indebtedness by means of a conversion of a significant portion of our subordinated debt to equity. We also intend to retain all of our operations, including the Rock Hill facility.
     The terms of the Amended Plan provide for the refinancing of the senior, secured credit facility with a similar facility. Holders of general unsecured claims other than holders of Senior Subordinated Notes and Junior Subordinated Note will receive 25% of their claim in cash and three payments, each equal to 26.5% of their claim, six, twelve, and eighteen months after the effective date of the Amended Plan. Holders of Senior Subordinated Note claims will receive a pro rata share of a new $15,000,000 subordinated note and for the balance of their claim, shares of Series C Preferred Stock. Holders of Junior Subordinated Note claims and holders of Series B Preferred Stock claims will receive shares of common stock. For a detailed description of the Amended Plan, the claimant classes, and the treatment of claims and interests, please refer to the proposed disclosure statement filed with the Bankruptcy Court on August 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.
     Our aggregate indebtedness at June 30, 2008, totaled $75,015,000 plus $10,501,000 of accrued interest on our subordinated debt, compared to $69,091,000 plus $7,564,000 of accrued interest on our subordinated debt at December 31, 2007.
     Including liabilities classified as subject to compromise, we had a net working capital deficit of $68,305,000 at June 30, 2008, compared to a net working capital deficit of $65,894,000 at December 31, 2007.
     The risks and uncertainties associated with the chapter 11 proceedings may have a material adverse effect on our results of operations and financial position.
     Our consolidated financial statements have been prepared on a “going concern basis,” as such term is used in U.S. generally accepted accounting principles. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to restructure, refinance, or repay our indebtedness is subject to risks and uncertainties. As a result, there is substantial doubt about our ability to continue to report on a going concern basis. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant.

     At June 30, 2008, we had outstanding $39,792,000 of floating-rate debt at interest rates equal to either LIBOR plus 2.75%, LIBOR plus 4.5%, prime rate plus 6%, or LIBOR plus 7%, subject to a minimum interest rate of 10%.
     At June 30, 2008, we had outstanding $35,223,000 of fixed-rate debt with a weighted-average interest rate of 11.9%.
     Assuming that our senior, secured debt and our subordinated debt were outstanding for all of 2008 and that we accrued interest during 2008 at the specified contractual rates (no default premiums), we currently estimate that a one-percentage-point increase or decrease in both LIBOR and the prime rate would increase or decrease our monthly interest expense by approximately $29,000.
     For further information about our indebtedness, please refer to Note 5, “Debt,” in the notes to our consolidated financial statements in Part I, Item 1.
Item 4T. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of members of management of our operating divisions, evaluated, as of June 30, 2008, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officers and our principal financial officer concluded that, because of deficiencies in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported to management to allow timely decisions regarding required disclosures because of certain deficiencies which, in the aggregate, constitute a material weakness. This material weakness remained unremediated through June 30, 2008. Notwithstanding the foregoing, we are not aware that such deficiencies have resulted in any material errors or omissions in the consolidated financial statements contained in our annual report on Form 10-K for 2007, our quarterly reports on Form 10-Q for the three-month periods ended March 31 and June 30, 2008, or in any related disclosures.
     Changes in Internal Controls over Financial Reporting
     There have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) or 15(d)-15(f), or in other factors identified in connection with our evaluation, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the Southern District of New York (Case No. 08-11153). On July 31, 2008, the Bankruptcy Court issued an order extending our exclusive right to file a plan of reorganization until October 28, 2008, and to solicit acceptances of such plan until December 27, 2008.
     In connection with the chapter 11 filing, we obtained a financing package that consisted of (1) an arrangement with our senior, secured lenders to freeze the loan under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the cash collateral of the senior, secured lenders in the operation of our business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession loan that matures on April 1, 2009. For more information on our senior, secured financing and the DIP Note, please refer to Note 5, “Debt,” in the notes to our consolidated financial statements in Part I, Item 1.
     Although there can be no assurance that we will be successful, our intent in filing for chapter 11 protection was to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in our total indebtedness on a basis that would be fair and equitable to all of our creditors and stockholders. We are not utilizing the provisions of the Bankruptcy Code to effect any significant operational restructuring or to eliminate or renegotiate any executory contracts that are material to our business. We have experienced no disruptions in our operations to date, and, based upon discussions with a significant number of major suppliers and customers, we do not expect any such disruption during the term of the chapter 11 proceedings. We believe that we have more than adequate liquidity to operate during the chapter 11 proceedings. At August 27, 2008, we had $7,432,000 of cash on hand.
     On June 30, 2008, we filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, we filed the Amended Plan and a proposed disclosure statement. For a detailed description of the Amended Plan, the claimant classes, and the treatment of claims and interests, please refer to the proposed disclosure statement filed with the Bankruptcy Court on August 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.
     There can be no assurance that the Amended Plan will be confirmed.
Item 1A. RISK FACTORS
     The first risk factor in our Annual Report on Form 10-K for the period ended December 31, 2007, is replaced in its entirety by the following:
We are subject to risks associated with bankruptcy proceedings.
     On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the Southern District of New York (Case No. 08-11153). On July 31, 2008, the Bankruptcy Court issued an order extending our exclusive right to file a plan of reorganization until October 28, 2008, and to solicit acceptances of such plan until December 27, 2008.

     In connection with the chapter 11 filing, we obtained a financing package that consisted of (1) an arrangement with our senior, secured lenders to freeze the loan under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the cash collateral of the senior, secured lenders in the operation of our business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession loan that matures on April 1, 2009. For more information on our senior, secured financing and the DIP Note, please refer to Note 5, “Debt,” in the notes to our consolidated financial statements in Part I, Item 1.
     Although there can be no assurance that we will be successful, our intent in filing for chapter 11 protection was to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in our total indebtedness on a basis that would be fair and equitable to all of our creditors and stockholders. We are not utilizing the provisions of the Bankruptcy Code to effect any significant operational restructuring or to eliminate or renegotiate any executory contracts that are material to our business. We have experienced no disruptions in our operations to date, and, based upon discussions with a significant number of major suppliers and customers, we do not expect any such disruption during the term of the chapter 11 proceedings. We believe that we have more than adequate liquidity to operate during the chapter 11 proceedings. At August 27, 2008, we had $7,432,000 of cash on hand.
     On June 30, 2008, we filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, we filed the Amended Plan and a proposed disclosure statement. For a detailed description of the Amended Plan, the claimant classes, and the treatment of claims and interests, please refer to the proposed disclosure statement filed with the Bankruptcy Court on August 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.
     There can be no assurance that the Amended Plan will be confirmed.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     On November 1, 2006, and February 1, May 1, August 1, and November 1, 2007, and February 1, May 1, and August 1, 2008, we failed to pay the quarterly interest payments then due on our Senior Subordinated Notes. The past due interest payments total $9,653,000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of our Stockholders was held on May 28, 2008.
The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:
1.	The following number of votes were cast for and withheld on a proposal to elect six directors (Messrs. William B. Conner, Warren Delano, Kenneth I. Greenstein, Michael A. Lubin, and Joseph A. Pardo and Ms. Elizabeth Ruml).

Mr. Conner:
Votes for Mr. Conner	3,245,804
Votes withheld from Mr. Conner	10,931

Mr. Delano:
Votes for Mr. Delano	3,230,859
Votes withheld from Mr. Delano	25,876

Mr. Greenstein:
Votes for Mr. Greenstein	3,230,804
Votes withheld from Mr. Greenstein	25,931

Mr. Lubin:
Votes for Mr. Lubin	3,230,859
Votes withheld from Mr. Lubin	25,876

Mr. Pardo:
Votes for Mr. Pardo	3,230,804
Votes withheld from Mr. Pardo	25,931

Ms. Ruml:
Votes for Ms. Ruml	3,239,859
Votes withheld from Ms. Ruml	25,876
2.	Ratification of Malin, Bergquist & Company, LLP as our independent auditors for the year ending December 31, 2008.

Votes for ratification	3,239,837
Votes against ratification	1,502
Abstentions	15,396
     There were no broker non-votes in respect of the foregoing matters.
Item 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed herewith or incorporated herein by reference.

LEXINGTON PRECISION CORPORATION
FORM 10-Q
June 30, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION
(Registrant)

September 9, 2008	By:	/s/ Michael A. Lubin
Date	Michael A. Lubin Chairman of the Board

September 9, 2008	By:	/s/ Warren Delano
Date	Warren Delano President

September 9, 2008	By:	/s/ Dennis J. Welhouse
Date	Dennis J. Welhouse Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10-1	Super-Priority DIP Note dated April 21, 2008, between the Holders of the Super-Priority DIP Note, Lubin Partners, LLC, William B. Conner, and ORA Associates, LLC, and the Debtors, Lexington Precision Corporation and Lexington Rubber Group, Inc.

31-1	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.