Form 10-Q
period 2008-09-30
LEXINGTON PRECISION CORP
filed 2008-11-20
CIK 12570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Period Ended September 30, 2008
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
As of November 7, 2008, there were 5,021,767 shares of common stock of the Registrant outstanding.

LEXINGTON PRECISION CORPORATION
Quarterly Report on Form 10-Q

- i -

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
LEXINGTON PRECISION CORPORATION
(Debtor-In-Possession)
Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net sales	$17,871	$23,060	$59,223	$69,368

Cost of sales	15,733	19,750	50,563	59,429

Gross profit	2,138	3,310	8,660	9,939

Selling and administrative expenses	1,702	1,687	5,030	5,522

Income from operations	436	1,623	3,630	4,417

Other income (expense):
Interest expense	(1,989)	(3,444)	(6,729)	(8,428)
Reorganization items, net	(1,622)	—	(3,392)	—

Loss from continuing operations before income taxes	(3,175)	(1,821)	(6,491)	(4,011)

Income tax provision (benefit)	9	(15)	35	15

Loss from continuing operations	(3,184)	(1,806)	(6,526)	(4,026)

Loss from discontinued operations	(21)	(53)	(81)	(111)

Net loss	$(3,205)	$(1,859)	$(6,607)	$(4,137)

Basic and diluted loss per share of common stock:

Continuing operations	$(0.65)	$(0.37)	$(1.32)	$(0.82)
Discontinued operations	—	(0.01)	(0.01)	(0.02)

Net loss	$(0.65)	$(0.38)	$(1.33)	$(0.84)

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
(Debtor-In-Possession)
Consolidated Balance Sheets
(thousands of dollars, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets:

Current assets:
Cash	$6,596	$212
Marketable securities	116	214
Accounts receivable, net	10,108	10,981
Inventories, net	10,880	9,330
Prepaid expenses and other current assets	1,596	1,032
Deferred income taxes	98	98
Current assets of discontinued operations	20	10

Total current assets	29,414	21,877

Plant and equipment, net	19,195	20,854

Plant and equipment of discontinued operations, net	1,257	1,338

Goodwill, net	7,623	7,623

Other assets, net	669	675

	$58,158	$52,367

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$2,884	$6,558
Accrued expenses, excluding interest	5,043	3,932
Accrued interest expense	240	7,954
Debt in default	34,983	68,345
Debtor-in-possession loan	4,000	—
Current portion of long-term debt	16	741
Current liabilities of discontinued operations	92	241

Total current liabilities	47,258	87,771

Liabilities subject to compromise	53,049	—

Long-term debt, excluding current portion	—	5

Deferred income taxes	98	98

Other long-term liabilities	389	434

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 5,021,767 shares issued and outstanding as of September 30, 2008, and December 31, 2007	1,240	1,238
Additional paid-in-capital	13,195	13,187
Accumulated deficit	(56,973)	(50,366)
Accumulated other comprehensive loss	(98)	—

Total stockholders’ deficit	(42,636)	(35,941)

	$58,158	$52,367

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION
(Debtor-In-Possession)
Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30
	2008	2007
Operating activities:
Net loss	$(6,607)	$(4,137)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Loss from discontinued operations	81	111
Depreciation	3,844	4,625
Amortization included in cost of sales	173	295
Amortization and write-off of deferred financing expenses	251	960
Increase in accrued reorganization items, net	1,774	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	873	(4,861)
Inventories, net	(1,550)	(777)
Prepaid expenses and other current assets	(580)	(189)
Accounts payable	949	51
Accrued expenses, excluding interest	523	493
Accrued interest expense	4,157	4,244
Other	(10)	16

Net cash provided by continuing operations	3,878	831
Net cash provided (used) by discontinued operations	15	(56)

Net cash provided by operating activities	3,893	775

Investing activities:
Purchases of plant and equipment	(2,207)	(2,141)
Proceeds from sales of assets	49	—
Expenditures for tooling owned by customers	(258)	(165)
Other	29	(11)

Net cash used by continuing operations	(2,387)	(2,317)
Net cash used by discontinued operations	—	(27)

Net cash used by investing activities	(2,387)	(2,344)

Financing activities:
Issuance of debtor-in-possession note	4,000	—
Prepetition net borrowings under revolving line of credit	3,587	5,365
Prepetition repayment of debt in default and long-term debt	(837)	(2,487)
Postpetition repayment of debt in default and long-term debt	(1,658)	—
Payment of financing expenses	(214)	(960)

Net cash provided by financing activities	4,878	1,918

Net increase in cash	6,384	349
Cash at beginning of year	212	35

Cash at end of period	$6,596	$384

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Rubber Group, Inc. (collectively, the “Company”). The significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, except as set forth below in this Note 1. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the Company’s financial position at September 30, 2008, the Company’s results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and the Company’s cash flows for the nine-month periods ended September 30, 2008 and 2007.
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
     The results of operations for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.
     Bankruptcy Filing
     On April 1, 2008, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 08-11153). Currently, the Company has the exclusive right to file a plan of reorganization until January 26, 2009, and the exclusive right to solicit acceptances of such plan until February 25, 2009.
     In connection with the chapter 11 filing, the Company obtained a financing package that consisted of (1) an arrangement with the Company’s senior, secured lenders to freeze the loan under the Company’s revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to utilize the collections on its accounts receivable in the operation of its business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession loan that matures on April 1, 2009. The Company believes that it has more than adequate liquidity to operate during the chapter 11 proceedings. At November 14, 2008, the Company had $5,606,000 of cash on hand. For more information on the Company’s senior, secured financing and the debtor-in-possession loan, please refer to Note 5, “Debt.”
     Although there can be no assurance that the Company will be successful, its intent in filing for chapter 11 protection was to use the powers afforded it under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in its total indebtedness on a basis that would be fair and equitable to all of its creditors and stockholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Proposed Plan of Reorganization
     On June 30, 2008, the Company filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, the Company filed an amended plan of reorganization (the “Amended Plan”) and a proposed disclosure statement with respect to the Amended Plan. If the Amended Plan becomes effective, the following distributions would be made:
•	The Company’s senior, secured credit facility would be repaid in full in cash;

•	Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an initial cash payment equal to 25% of their claim and three additional cash payments, each equal to 26.5% of their claim, six, twelve, and eighteen months after the effective date of the Amended Plan;

•	Each holder of a Senior Subordinated Note claim would receive a pro rata share of $15,000,000 aggregate principal amount of newly issued subordinated notes plus shares of new Series C Preferred Stock with a liquidation preference equal to the balance of their claim; and

•	Each holder of a Junior Subordinated Note claim and a Series B Preferred Stock claim would receive new shares of common stock with a value equal to their claim or interest.
     If the Amended Plan becomes effective on January 31, 2009, $33,863,000 of the Company’s liabilities would be converted into equity securities. For a detailed description of the Amended Plan, the claimant classes, and the treatment of claims and interests, and the proposed terms of the new subordinated notes and Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on August 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.
     There can be no assurance that the Amended Plan will be confirmed. The Amended Plan may be further amended. If the Amended Plan is not confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Reorganization Items
     SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as “reorganization items” in the statements of operations. Reorganization items reflected in the Company’s consolidated financial statements for the three-month period ended September 30, 2008, and the period from April 1, 2008, through September 30, 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended	April 1, 2008 through
	September 30, 2008	September 30, 2008
Professional fees and expenses incurred directly by the Company	$833	$1,832
Professional fees and expenses incurred by creditors	691	1,316
Other costs	149	326
Interest income	(51)	(82)

Reorganization items, net	$1,622	$3,392

     Liabilities Subject to Compromise
     SOP 90-7 requires that certain prepetition claims against the Company that are unsecured or under-secured be classified in the balance sheet as “liabilities subject to compromise.” Additional claims that are subject to compromise may arise subsequent to the filing date as a result of the rejection of executory contracts or because claims are allowed as a result of the resolution of contingencies or disputes. On June 30, 2008, the Bankruptcy Court entered an order establishing August 15, 2008, as the bar date for the filing of all prepetition claims other than claims held by government units. The bar date for government units to file prepetition claims was September 29, 2008. The bar date was the date on which claims against the Company that arose prior to the filing date must have been filed in order for the claimant to receive any distribution in the chapter 11 case. On July 1, 2008, the Company mailed a notice of the bar date and the manner in which a proof of claim was to be filed to all known creditors, and, on July 16, 2008, through publication of an official notice in the Wall Street Journal, the Company gave notice to all unknown potential claimants informing them of the official bar date and the manner in which a proof of claim was to be filed. The bar dates have lapsed and, absent relief from the Bankruptcy Court, no additional claims may be filed against the Company. No claims or asserted claims were filed that were not already known to the Company as of April 1, 2008. Although prepetition claims are generally stayed, on April 2 and April 22, 2008, the Company received approvals from the Bankruptcy Court to pay or otherwise honor, subject to certain conditions, certain prepetition obligations critical to its continued operation, including employee wages and benefits, workers’ compensation and product liability insurance programs, certain customer programs, and common carrier charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company has been paying and intends to continue to pay all undisputed postpetition claims in the ordinary course of business. Liabilities subject to compromise at September 30, 2008, consisted of the following (dollar amounts in thousands):

Accounts payable - continuing operations	$5,820
Accounts payable - discontinued operations	174
Senior Subordinated Notes	34,177
Accrued interest on Senior Subordinated Notes	11,720
Junior Subordinated Note	347
Accrued interest on Junior Subordinated Note	98
Series B Preferred Stock	660
Accrued dividends on Series B Preferred Stock	53

Total liabilities subject to compromise	$53,049

     The foregoing amounts are based upon the Company’s books and records and do not necessarily take into account all alleged liabilities asserted in proofs of claims filed with the Bankruptcy Court.
     Accounting for Interest Expense
     On April 2, 2008, the Bankruptcy Court issued an order authorizing the Company to utilize the collections on its accounts receivable in the operation of its business. Pursuant to that order, the interest rates on the Company’s senior, secured debt were reduced from the default rates to the contractual rates. In addition, because the management of the Company believes that the Company is solvent, the Company continues to accrue, and report in its consolidated financial statements, interest on all of its unsecured prepetition debt at the applicable contractual rates.
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
     Goodwill Impairment
     At September 30, 2008, and December 31, 2007, the Company’s unamortized goodwill totaled $7,623,000, which related entirely to the Rubber Group. At September 30, 2008, the net book value of the Rubber Group, including goodwill but excluding debt, totaled $32,862,000. In the year ended December 31, 2007, the Rubber Group’s income from operations totaled $7,975,000. For the nine-month period ended September 30, 2008, the Rubber Group’s income from operations totaled $6,186,000. Based on the operating performance of the Rubber Group, the goodwill related to the Rubber Group was not deemed to be impaired as of the filing date of this Form 10-Q. The Company’s filing under chapter 11 was not deemed to have impaired goodwill related to the Rubber Group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Cash
     Cash at September 30, 2008, and December 31, 2007, totaled $6,596,000 and $212,000, respectively. The cash on hand at September 30, 2008, resulted primarily from the Company’s post-petition financing arrangements, which consist of (1) an arrangement with the Company’s senior, secured lenders to freeze the loans under the Company’s revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to utilize the collections on its accounts receivable in the operation of its business through February 25, 2009, and (2) the debtor-in-possession loan in the amount of $4,000,000 that matures on April 1, 2009.
Note 3 — Inventories
     Inventories at September 30, 2008, and December 31, 2007, are set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2008	2007
Finished goods	$5,723	$5,201
Raw material	2,617	1,944
Work in process	2,540	2,185

	$10,880	$9,330

Note 4 — Plant and Equipment
     Plant and equipment at September 30, 2008, and December 31, 2007, is set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2008	2007
Land	$2,225	$1,817
Buildings	13,392	13,370
Equipment	111,673	110,723

	127,290	125,910
Less accumulated depreciation	108,095	105,056

Plant and equipment, net	$19,195	$20,854

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Debt
     Debt at September 30, 2008, and December 31, 2007, is set forth below (dollar amounts in thousands):

	September 30, 2008
	Not Subject	Subject to		December 31,
	to Compromise	Compromise	Total	2007
Debt in default:
Senior, secured credit:
Revolving line of credit	$14,219	$—	$14,219	$10,632
Equipment term loan	7,292	—	7,292	9,167
Real estate term loan	13,472	—	13,472	14,022

Subtotal	34,983	—	34,983	33,821

Senior Subordinated Notes	—	34,177	34,177	34,177
Junior Subordinated Note	—	347	347	347

Total debt in default	34,983	34,524	69,507	68,345

Debtor-in-possession note	4,000	—	4,000	—

Current portion of long-term debt	16	660	676	741

Long-term debt:
Series B Preferred Stock	—	660	660	660
Other	16	—	16	86

Subtotal	16	660	676	746
Less current portion	16	660	676	741

Total long-term debt	—	—	—	5

Total debt	$38,999	$35,184	$74,183	$69,091

     Senior, Secured Credit Facility
     In connection with the Company’s filing under chapter 11 of the Bankruptcy Code on April 1, 2008, the Company and its senior, secured lender, with the approval of the Bankruptcy Court, modified the senior, secured credit facility in the following manner:
1.	The default premium of 2% was eliminated and the interest rates on the various components of the senior, secured facility reverted to the following contractual rates: LIBOR plus 2.75% on outstandings under the revolving line of credit (5.6% at September 30, 2008); LIBOR plus 4.5% for the equipment term loan (7.35% at September 30, 2008); and prime rate plus 6% on $4,000,000 of the real estate term loan and LIBOR plus 4.5% on the remaining balance of the real estate term loan (weighted average of 8.43% at September 30, 2008).

2.	The principal amount of the loan outstanding under the revolving line of credit was fixed at $14,219,000, and the Company was permitted to utilize collections on its accounts receivable in the operation of its business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	The Company agreed to continue to make the scheduled monthly principal payments of $208,000 on the equipment term loan, which had an outstanding principal balance of $8,333,000 on the filing date, and $61,000 on the real estate term loan, which had an outstanding principal balance of $13,778,000 on the filing date.

4.	The senior, secured credit facility would terminate if the Company did not (a) file a plan of reorganization providing for the payment in full of the senior, secured debt by June 30, 2008, (b) file a disclosure statement regarding such plan by July 30, 2008, and (c) consummate a plan of reorganization by February 25, 2009. The plan and disclosure statement were filed on a timely basis, or within the grace periods provided for in the financing agreements.
     In addition, the financial covenants under the senior, secured financing agreements were modified as follows:
1.	Minimum Cash. The Company’s aggregate cash was required to be greater than $1,000,000 on May 2, 2008, and $500,000 on May 30, 2008, and is required to be greater than $500,000 on the last day of each four-week period following May 30. At November 14, 2008, the latest measurement date prior to the issuance of this report, aggregate cash was $5,606,000.

2.	Maximum Expenditures. The Company’s cumulative expenditures were required to be less than 110% of its cumulative budgeted expenditures for the period from April 2, 2008, through April 18, 2008, and are required to be less than 110% on the last day of each two-week period following April 18. At November 14, 2008, the latest measurement date prior to the issuance of this report, the Company’s cumulative expenditures were $11,443,000 less than 110% of cumulative budgeted expenditures.

3.	Minimum Net Sales. The Company’s cumulative net sales were required to be greater than 90% of cumulative budgeted net sales from April 2, 2008, through May 2, 2008, and are required to be greater than 90% of cumulative budgeted net sales on the last day of each four-week period after May 2. At November 14, 2008, the latest measurement date prior to the issuance of this report, cumulative net sales exceeded 90% of cumulative budgeted net sales by $1,086,000.
     The Company believes that the loans outstanding under the senior, secured credit facility and the interest accrued thereon are fully collateralized and will not be impaired under any plan of reorganization. As a result, the Company has continued to accrue and pay the interest on these loans at the contractual rates of interest.
     The commencement of proceedings under chapter 11 constituted an event of default under the terms of the agreement governing the senior, secured credit facility. In addition, prior to the filing date, a cross-default existed under the senior, secured credit facility because the Company did not make the interest payment that was due on its Senior Subordinated Notes on November 1, 2006, and has not made any of the quarterly interest payments since that date. As a result, all of the loans under the senior, secured credit facility are classified as debt in default at September 30, 2008, and December 31, 2007. From February 1, 2007, through March 31, 2008, a default premium of 2% was charged on the outstanding loan balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company’s loans and reimbursement obligations with respect to letters of credit under the senior, secured credit facility are secured by liens on substantially all of the Company’s assets. The agreements governing the senior, secured credit facility placed certain restrictions on the Company’s business and operations, including limitations on the sale of all or substantially all of its assets, the repurchase of common stock, the redemption of preferred stock, and the payment of cash dividends.
     Debtor-in-Possession Loan
     The debtor-in-possession loan in the amount of $4,000,000 was approved by the Bankruptcy Court on April 2 and 17, 2008. The debtor-in-possession loan is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. The debtor-in-possession loan was granted super-priority status by the Bankruptcy Court. The loan matures on the earliest of (1) April 1, 2009, (2) the effective date of a plan of reorganization, (3) the conversion of the bankruptcy proceeding from a chapter 11 case to a chapter 7 case, (4) the appointment of a chapter 11 trustee, or (5) an event of default as described in the documents governing the debtor-in-possession loan.
     Senior Subordinated Notes
     The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations, subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at 12% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly interest payments since that date. Pursuant to a forbearance agreement between the Company and a group of six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding, the interest rate on the Senior Subordinated Notes was increased to 16% effective March 9, 2007. Upon the commencement of the chapter 11 proceedings, the interest rate on the Senior Subordinated Notes reverted to 12%. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by certain of the Company’s affiliates and members of their families. At September 30, 2008, accrued interest on the Senior Subordinated Notes totaled $11,720,000. The Senior Subordinated Notes and the accrued interest thereon through September 30, 2008, were classified as liabilities subject to compromise in the Company’s consolidated financial statements at September 30, 2008. The Company continues to accrue interest on the Senior Subordinated Notes at the contractual rate of 12% because the management of the Company believes that the Company is solvent.
     Junior Subordinated Note
     The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and to the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly interest payments since that date. At September 30, 2008, accrued interest on the Junior Subordinated Note totaled $98,000. The Junior Subordinated Note and the accrued interest thereon through September 30, 2008, were classified as liabilities subject to compromise in the Company’s consolidated financial statements at September 30, 2008. The Company continues to accrue interest on the Junior Subordinated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note at the contractual rate of 13% because the management of the Company believes that the Company is solvent.
     Series B Preferred Stock
     At September 30, 2008, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $660,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. All of the shares of the Series B Preferred Stock are past their scheduled redemption date. In addition, the Company is in arrears on scheduled dividend payments on the Series B Preferred Stock in the aggregate amount $53,000.
     The Series B Preferred Stock is classified as debt in the Company’s consolidated financial statements. At September 30, 2008, the Series B Preferred Stock and accrued dividends thereon were classified as liabilities subject to compromise in the Company’s consolidated financial statements. The Company continues to accrue dividends on the Series B Preferred Stock at the contractual rate of 4% because the management of the Company believes that the Company is solvent.
     Fair Value of Financial Instruments
     The Company believes that, at September 30, 2008, the fair value of the loans outstanding under the revolving line of credit, the equipment term loan, the real estate term loan, and the debtor-in-possession loan approximated the principal amounts of such loans. Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.
     Cash Interest Paid
     Cash interest paid during the nine-month periods ended September 30, 2008 and 2007, including amounts allocated to discontinued operations, totaled $2,400,000 and $3,348,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Interest Expense
     A breakdown of interest expense for the three-month and nine-month periods ended September 30, 2008 and 2007, are set forth below (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Interest expense at contractual interest rates:
Senior, secured loans	$618	$955	$1,926	$2,829
Debtor-in-possession loan	103	—	191	—
Senior Subordinated Notes	1,025	1,025	3,076	3,076
Junior Subordinated Note	11	11	34	34
All other	(5)	13	61	36

Subtotal	1,752	2,004	5,288	5,975

Interest expense resulting from incremental interest rates:
Senior, secured loans - default or forbearance premium	—	195	172	514
Senior Subordinated Notes - forbearance premium	—	384	411	843
Senior Subordinated Notes - interest on missed interest payments	279	125	733	262

Subtotal	279	704	1,316	1,619

Financing costs and fees	—	778	251	960

Total interest expense	2,031	3,486	6,855	8,554

Less interest expense allocated to discontinued operations	42	42	126	126

Interest expense related to continuing operations	$1,989	$3,444	$6,729	$8,428

Note 7— Income Taxes
     At September 30, 2008, and December 31, 2007, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and nine-month periods ended September 30, 2008 and 2007, consisted of estimated state income taxes.
Note 8 — Net Loss per Common Share
     The calculations of basic and diluted net loss per common share for the three-month and nine-month periods ended September 30, 2008 and 2007, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of warrants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to purchase the Company’s common stock were not dilutive. In addition, non-vested shares of restricted common stock issued under the Company’s 2005 Stock Award Plan are not considered outstanding common shares for purposes of the calculation of basic net loss per share of common stock because the effect would not be dilutive. As a result, the weighted average number of common shares outstanding used in the calculation of net loss per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock, the assumed exercise of the warrants, or the vesting of the non-vested shares of restricted common stock.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Numerator — Loss:

Continuing operations	$(3,184)	$(1,806)	$(6,526)	$(4,026)
Discontinued operations	(21)	(53)	(81)	(111)

Net loss	$(3,205)	$(1,859)	$(6,607)	$(4,137)

Denominator — Weighted average shares outstanding	4,962	4,952	4,958	4,949

Basic and diluted net loss per share of common stock:

Continuing operations	$(0.65)	$(0.37)	$(1.32)	$(0.82)
Discontinued operations	—	(0.01)	(0.01)	(0.02)

Net loss	$(0.65)	$(0.38)	$(1.33)	$(0.84)

Note 9 — Segments
     Description of Segments and Products
     The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group manufactures tight-tolerance rubber components, primarily, insulators used in aftermarket and original equipment automotive ignition-wire sets, connector seals used in automotive wiring systems, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and laparoscopic surgical equipment. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes net sales for the three-month and nine-month periods ended September 30, 2008 and 2007, by the type of product in which the Company’s components were utilized (dollar amounts in thousands).

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Automotive — aftermarket	$6,650	$6,462	$20,989	$19,641
Automotive — OEM	6,307	11,431	23,124	34,505
Medical	4,305	4,496	12,566	12,341
All other	609	671	2,544	2,881

Total	$17,871	$23,060	$59,223	$69,368

[This space intentionally left blank]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Segment Financial Data
     Information relating to the Company’s operating segments and the Corporate Office for the three-month and nine-month periods ended September 30, 2008 and 2007, are summarized below (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net sales:
Rubber Group	$15,327	$19,375	$50,643	$58,764
Metals Group	2,544	3,685	8,580	10,604

Total net sales	$17,871	$23,060	$59,223	$69,368

Income (loss) from operations:
Rubber Group	$1,341	$2,311	$6,186	$6,830
Metals Group	(333)	(30)	(353)	(43)

Subtotal	1,008	2,281	5,833	6,787
Corporate Office (1)	(572)	(658)	(2,203)	(2,370)

Total income from operations	$436	$1,623	$3,630	$4,417

Depreciation and amortization (2):
Rubber Group	$1,120	$1,410	$3,564	$4,388
Metals Group	127	166	415	516

Subtotal	1,247	1,576	3,979	4,904
Corporate Office	13	8	38	16

Total depreciation and amortization	$1,260	$1,584	$4,017	$4,920

Capital expenditures (3):
Rubber Group	$392	$431	$1,901	$1,664
Metals Group	145	176	288	442

Subtotal	537	607	2,189	2,106
Corporate Office	7	7	18	63

Total capital expenditures	$544	$614	$2,207	$2,169

		Sept. 30,	Dec. 31,
		2008	2007
Assets:
Rubber Group		$41,806	$42,236
Metals Group		8,378	7,963

Subtotal		50,184	50,199
Corporate Office (4)		6,697	820

Total assets		$56,881	$51,019

(continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued from previous page)

(1)	The Corporate Office’s losses from operations for the three-month period ended September 30, 2007, and the nine-month periods ended September 30, 2008 and 2007, included expenses incurred in connection with the Company’s efforts to refinance, restructure, or repay its indebtedness in the amount of $16,000, $508,000, and $558,000, respectively. During the three- month period ended September 30, 2008, and from April 1, 2008, through September 30, 2008, the Company incurred $1,622,000 and $3,392,000, respectively, of net reorganization expenses and, in accordance with the provisions of SOP 90-7, these expenses were classified as reorganization items in the non-operating section of the Company’s consolidated statements of operations.

(2)	Excludes amortization and write-off of deferred financing expenses, which totaled $778,000 during the three-month period ended September 30, 2007, and $251,000 and $960,000 during the nine-month periods ended September 30, 2008 and 2007, respectively. Amortization and write-off of deferred financing expenses is included in interest expense in the consolidated financial statements.

(3)	Capital expenditures during the nine-month period ended September 30, 2007, included $28,000 of equipment purchased under capitalized lease obligations.

(4)	Assets of the Corporate Office included cash of $6,555,000 at September 30, 2008, and $160,000 at December 31, 2007.
Note 10 — Accumulated Other Comprehensive Loss
     Marketable securities held by the Company are valued at their quoted market prices at the close of business on September 30, 2008, and December 31, 2007, in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (level 1 inputs). Based on the classification of these marketable securities as available-for-sale, the Company recognized $30,000 and $98,000 of other comprehensive loss during the three-month and nine-month periods ended September 30, 2008, respectively.
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
     Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or performance to be materially different from the future results or performance expressed in or implied by those statements. Some of those risks and uncertainties are:
•	our ability to operate pursuant to the terms of our debtor-in-possession credit arrangements;

•	our ability to obtain court approval with respect to motions in the chapter 11 proceedings;

•	our ability to develop, confirm, and consummate a plan of reorganization with respect to the chapter 11 proceedings;

•	increases and decreases in business awarded to us by our customers;

•	unanticipated price reductions for our products as a result of competition;

•	our ability to offset any increases in the cost of raw materials;

•	increases and decreases in the production of cars and trucks in North America;

•	changes in the competitive environment;

•	unanticipated operating results;

•	changes in economic conditions;

•	changes in interest rates;

•	financial difficulties encountered by our customers or suppliers;

•	decreased access to the credit markets by our customers or suppliers;

•	chapter 11 filings by one or more of our customers or suppliers;

•	a chapter 11 filing by any of the Detroit-based automobile manufacturers; and

•	labor interruptions at our facilities or at our customers’ or suppliers’ facilities.
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
Results of Operations — Third Quarter of 2008 Versus Third Quarter of 2007
     The following table sets forth our consolidated operating results for the three-month periods ended September 30, 2008 and 2007, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash provided or used by our operating activities for those periods. A similar table for the nine-month periods ended September 30, 2008 and 2007, follows later on in this Part I, Item 2. The term EBITDA, as used by us, does not include reorganization items, which are reflected as other expense in the consolidated statements of operations. EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with GAAP. We have presented EBITDA here and elsewhere in this Form 10-Q because (a) we believe that this measure enhances the ability of our investors to evaluate our ability to satisfy our interest and principal obligations with respect to our outstanding indebtedness, (b) management uses EBITDA as a supplemental measure to evaluate the operating performance of our business and believes that it provides a useful measure for comparing period to period performance among our business units because it does not include period to period fluctuations in taxes, interest costs, costs associated with capital investments, and certain non-operating items, and (c) because certain financial covenants in our senior, secured credit agreements have been calculated using variations of EBITDA. Nevertheless, EBITDA has material limitations when used as a measurement of performance, including the following:
1.	EBITDA excludes interest expense. Cash interest payments represent a reduction in cash available to us, and accruals for interest expense represent an obligation to pay cash interest in the future.

2.	EBITDA excludes provisions for taxes. Cash payments of taxes represent a reduction in cash available to us, and accruals for non-cash taxes represent an obligation to pay cash taxes in the future.

3.	EBITDA excludes depreciation and amortization related to buildings, equipment, and tooling. Although depreciation and amortization are non-cash charges, they represent the using up, over a projected period, of assets that produce revenue. EBITDA does not reflect the capital expenditures required for the replacement of these depreciated assets.

4.	EBITDA does not reflect reorganization items, which, pursuant to SOP 90-7, represent revenues, expenses, realized gains and loses, and provisions for losses that can be directly associated with the reorganization and restructuring of our business under chapter 11. Reorganization items that are expenses represent a reduction in cash available to us, either currently or in the future.

5.	EBITDA does not reflect cash provided or used as a result of changes in our working capital.

6.	Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies, including companies in our industry; as the number of differences in the definition of EBITDA increases, the usefulness of EBITDA as a comparative measure decreases. The definition of EBITDA used here is different from the definition of EBITDA used to calculate compliance with the financial covenants in the loan agreements governing our senior, secured credit facility.
     To compensate for the shortcomings of EBITDA as a financial measure, it is important to use financial data derived under GAAP. In particular, we monitor gross profit and operating profit, both in dollars and as a percentage of net sales. In addition, when setting prices for components that we manufacture, we use a cost system that calculates the gross profit margin of each component.
     Also included in the table are the net cash flows used by our investing activities and financing activities. All dollar amounts in the table are in thousands.

	Three Months Ended September 30
	2008		2007
Net sales	$17,871	100.0%	$23,060	100.0%

Cost of sales	15,733	88.0	19,750	85.7

Gross profit	2,138	12.0	3,310	14.3

Selling and administrative expenses	1,702	9.5	1,687	7.3

Income from operations	436	2.4	1,623	7.0

Other income (expense):
Interest expense	(1,989)	(11.1)	(3,444)	(14.9)
Reorganization items, net	(1,622)	(9.1)	—	—

Loss before income taxes	(3,175)	(17.8)	(1,821)	(7.9)

Income tax provision (benefit)	9	0.1	(15)	(0.1)

Loss from continuing operations	(3,184)	(17.8)	(1,806)	(7.8)

Add back:
Depreciation and amortization (1)	1,260	7.1	1,584	6.9
Interest expense	1,989	11.1	3,444	14.9
Reorganization items, net	1,622	9.1	—	—
Income tax provision (benefit)	9	0.1	(15)	(0.1)

EBITDA	1,696	9.5	3,207	13.9
(continued on next page)

(continued from previous page)

	Three Months Ended September 30
	2008		2007
Adjustments to reconcile EBITDA to net cash provided (used) by operating activities:
Interest expense	(1,989)	(11.1)	(3,444)	(14.9)
Reorganization items, net	(1,622)	(9.1)	—	—
Amortization and write-off of deferred financing expenses included in interest expense	—	—	778	3.3
Income tax benefit (provision)	(9)	(0.1)	15	0.1
Net change in accrued reorganization items, net	265	1.5	—	—
Net change in operating assets and liabilities	1,122	6.3	1,728	7.5

Net cash provided (used) by operating activities	$(537)	(3.0)%	$2,284	9.9%

Net cash used by investing activities	$(643)		$(720)

Net cash used by financing activities	$(832)		$(2,013)

(1)	Does not include the amortization and write-off of deferred financing expenses, which totaled $778,000 during the three-month period ended September 30, 2007, and which is included in interest expense in the consolidated financial statements.
     Net sales by the type of product in which our components were utilized for the three-month periods ended September 30, 2008 and 2007, are set forth below (dollar amounts in thousands).

	Three Months Ended September 30
	2008		2007
Automotive — aftermarket	$6,650	37.2%	$6,462	28.0%
Automotive — OEM	6,307	35.3	11,431	49.6
Medical	4,305	24.1	4,496	19.5
All other	609	3.4	671	2.9

Total	$17,871	100.0%	$23,060	100.0%

     Net sales for the third quarter of 2008 declined by $5,189,000, or 22.5%, compared to the third quarter of 2007. The decrease in net sales was the result of a 44.8% decrease in net sales of automotive components used by original equipment manufacturers (OEM), primarily connector seals that are used in automotive wiring systems, offset, in part, by increased net sales of automotive aftermarket components.

     EBITDA for the third quarter of 2008 was $1,696,000, or 9.5% of net sales, compared to EBITDA of $3,207,000, or 13.9% of net sales, for the third quarter of 2007.
     Net cash used by our operating activities during the third quarter of 2008 totaled $537,000, compared to net cash provided by operating activities of $2,284,000 for the third quarter of 2007. For more information about the net cash provided or used by our operating activities, please refer to the consolidated statements of cash flows in Part I, Item 1, and the section titled “Operating Activities” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended September 30, 2008 and 2007.
     Rubber Group
     The Rubber Group manufactures tight-tolerance rubber components. The Rubber Group’s primary products are insulators used in both aftermarket and OEM automotive ignition-wire sets, connector seals used in automotive wiring systems, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and laparoscopic surgical equipment.
     The following table sets forth the operating results of the Rubber Group for the three-month periods ended September 30, 2008 and 2007, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended September 30
	2008		2007
Net sales	$15,327	100.0%	$19,375	100.0%

Cost of sales	12,990	84.8	16,180	83.5

Gross profit	2,337	15.2	3,195	16.5

Selling and administrative expenses	996	6.5	884	4.6

Income from operations	1,341	8.7	2,311	11.9

Add back depreciation and amortization	1,120	7.3	1,410	7.3

EBITDA	$2,461	16.1%	$3,721	19.2%

     During the third quarter of 2008, net sales of the Rubber Group decreased by $4,048,000, or 20.9%, compared to the third quarter of 2007, primarily because net sales of components for use in automotive OEM applications decreased by $4,030,000, or 49.1%. This reduction was primarily caused by production cutbacks by automobile manufacturers and related inventory reductions throughout the supply chain. Net sales to the automotive aftermarket increased by $188,000, or 2.9%. Net sales of medical components for use in medical devices totaled $4,305,000 during the third quarter of 2008 compared to net sales of $4,496,000 during the third quarter of 2007.

     Cost of sales of the Rubber Group as a percentage of net sales increased to 84.8% of net sales during the third quarter of 2008, compared to 83.5% of net sales during the third quarter of 2007, primarily due to the underabsorption of fixed or partially fixed costs during a period of reduced sales volume offset, in part, by lower depreciation and amortization expenses.
     Selling and administrative expenses of the Rubber Group increased by $112,000, or 12.7%, from the third quarter of 2007 to the third quarter of 2008. During the third quarter of 2008, we incurred $257,000 of one-time fees and expenses related to the services of a consulting firm that was retained to assist us with the upgrading of the operating systems and procedures at our facility in Rock Hill, South Carolina, where we manufacture rubber components used in medical devices. We currently estimate that the total cost of the project, which will be completed in November, will be approximately $500,000 and that the annual savings resulting from the project will be approximately $1,200,000. Selling and administrative expenses expressed as a percentage of net sales increased to 6.5% of net sales during the third quarter of 2008, compared to 4.6% during the third quarter of 2007.
     For the third quarter of 2008, the Rubber Group’s income from operations totaled $1,341,000, a decrease of $970,000, or 42.0%, compared to the third quarter of 2007. The Rubber Group’s EBITDA for the third quarter of 2008 was $2,461,000, or 16.1% of net sales, compared to $3,721,000, or 19.2% of net sales, for the third quarter of 2007. Excluding the $257,000 of fees and expenses related to the services of the consulting firm that we retained for the project in Rock Hill during the third quarter of 2008, income from operations totaled $1,598,000, or 10.4% of net sales, and EBITDA was $2,718,000, or 17.7% of net sales.
     Metals Group
     The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive OEMs.
     The following table sets forth the operating results of the Metals Group for the three-month periods ended September 30, 2008 and 2007, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended September 30
	2008		2007
Net sales	$2,544	100.0%	$3,685	100.0%

Cost of sales	2,743	107.8	3,570	96.9

Gross profit (loss)	(199)	(7.8)	115	3.1

Selling and administrative expenses	134	5.3	145	3.9

Loss from operations	(333)	(13.1)	(30)	(0.8)

Add back depreciation and amortization	127	5.0	166	4.5

EBITDA	$(206)	(8.1)%	$136	3.7%

     During the third quarter of 2008, net sales of the Metals Group decreased by $1,141,000, or 31.0%, compared to the third quarter of 2007, primarily as a result of reduced net sales of components to automotive OEMs, which was primarily a result of production cutbacks by the automobile manufacturers.
     Cost of sales as a percentage of net sales increased to 107.8% of net sales during the third quarter of 2008 from 96.9% of net sales during the third quarter of 2007, primarily because of the underabsorption of fixed or partially fixed manufacturing overhead during a period of reduced sales volume.
     Selling and administrative expenses of the Metals Group decreased by $11,000, or 7.6%, from the third quarter of 2007 to the third quarter of 2008. Selling and administrative expenses expressed as a percentage of net sales increased to 5.3% of net sales during the third quarter of 2008, compared to 3.9% during the third quarter of 2007.
     For the third quarter of 2008, the Metals Group’s loss from operations was $333,000, compared to a loss from operations of $30,000 for the third quarter of 2007. The Metals Group’ s EBITDA for the third quarter of 2008 was negative $206,000, compared to positive $136,000 for the third quarter of 2007.
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
     The following table sets forth the operating results of the Corporate Office for the three-month periods ended September 30, 2008 and 2007, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	September 30
	2008	2007
Loss from operations	$(572)	$(658)

Add back depreciation and amortization (1)	13	8

EBITDA	$(559)	$(650)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $778,000 during the third quarter of 2007, and which is included in interest expense in the consolidated financial statements.
     During the third quarter of 2008, Corporate Office expenses decreased to $572,000 from $658,000 during the third quarter of 2007, primarily as a result of reduced insurance cost and lower franchise taxes.

Interest Expense
     A breakdown of interest expense for the three-month periods ended September 30, 2008 and 2007, is set forth below (dollar amounts in thousands):

	Three Months Ended
	September 30
	2008	2007
Interest expense at contractual interest rates:
Senior, secured loans	$618	$955
Debtor-in-possession loan	103	—
Senior Subordinated Notes	1,025	1,025
Junior Subordinated Note	11	11
All other	(5)	13

Subtotal	1,752	2,004

Interest expense resulting from incremental interest rates:
Senior, secured loans - default or forbearance premium	—	195
Senior Subordinated Notes - forbearance premium	—	384
Senior Subordinated Notes - interest on missed interest payments	279	125

Subtotal	279	704

Financing costs and fees	—	778

Total interest expense	2,031	3,486

Less interest expense allocated to discontinued operations	42	42

Interest expense related to continuing operations	$1,989	$3,444

     The average amount of debt outstanding during the third quarters of 2008 and 2007, including past due interest payments on which we are accruing interest, was $83,733,000 and $77,361,000, respectively. During the same periods, cash interest payments were $716,000 and $1,152,000, respectively.
     On April 2 and 17, 2008, the Bankruptcy Court entered orders authorizing certain arrangements pursuant to which we are permitted to utilize the collections on our accounts receivable in the operation of our business. Under those arrangements, the interest rates on our senior, secured debt were reduced from the default rates to the contractual rates, and we agreed to continue to pay the scheduled monthly principal payments on the secured term loans. We continue to accrue interest on our unsecured prepetition debt at the applicable contractual rates because we believe that the company is solvent and our unsecured debt, including accrued interest thereon, will be paid in full. For more information about the status of our debt, please refer to the section titled “Liquidity and Filing of Chapter 11” in this Part I, Item 2.
     Reorganization Items
     SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations. Reorganization items reflected in our consolidated financial statements for the three-month period ended September 30, 2008, are set forth below (dollar amounts in thousands):

Professional fees and expenses incurred directly by us	$833
Professional fees and expenses incurred by creditors	691
Other costs	149
Interest income	(51)

Reorganization items, net	$1,622

     Income Tax Provision
     At September 30, 2008, and December 31, 2007, our net deferred tax assets were fully reserved by a valuation allowance. The income tax provision of $9,000 recorded during the three-month period ended September 30, 2008, consisted of estimated state income taxes. The income tax benefit of $15,000 recorded during the three-month period ended September 30, 2007, resulted from a revision to state income taxes accrued during the six-month period ended June 30, 2007.
Results of Operations — First Nine Months of 2008 Versus First Nine Months of 2007
     The following table sets forth our consolidated operating results for the nine-month periods ended September 30, 2008 and 2007, the reconciliation of the loss from continuing operations to EBITDA for those periods, and the reconciliation of EBITDA to net cash provided by our operating activities for those periods. Also included in the table are the net cash flows provided or used by our investing activities and financing activities. All dollar amounts in the table are in thousands.

	Nine Months Ended September 30
	2008		2007
Net sales	$59,223	100.0%	$69,368	100.0%

Cost of sales	50,563	85.4	59,429	85.7

Gross profit	8,660	14.6	9,939	14.3

Selling and administrative expenses (1)	5,030	8.5	5,522	7.9

Income from operations	3,630	6.1	4,417	6.4

Other income (expense):
Interest expense	(6,729)	(11.4)	(8,428)	(12.2)
Reorganization items, net	(3,392)	(5.7)	—	—

Loss before income taxes	(6,491)	(11.0)	(4,011)	(5.8)

Income tax provision	35	0.1	15	—

Loss from continuing operations	(6,526)	(11.0)	(4,026)	(5.8)

Add back:

Depreciation and amortization (2)	4,017	6.8	4,920	7.1
Interest expense	6,729	11.4	8,428	12.2
Reorganization items, net	3,392	5.7	—	—
Income tax provision	35	0.1	15	—

EBITDA	7,647	12.9	9,337	13.5
(continued on next page)

(continued from previous page)

	Nine Months Ended September 30
	2008		2007
Adjustments to reconcile EBITDA to net cash provided by operating activities:
Interest expense	(6,729)	(11.4)	(8,428)	(12.2)
Reorganization items, net	(3,392)	(5.7)	—	—
Amortization and write-off of deferred financing expenses included in interest expense	251	0.4	960	1.4
Income tax provision	(35)	(0.1)	(15)	—
Net change in accrued reorganization items, net	1,774	3.0	—	—
Net change in operating assets and liabilities	4,362	7.4	(1,023)	(1.5)

Net cash provided by operating activities	$3,878	6.5%	$831	1.2%

Net cash used by investing activities	$(2,387)		$(2,317)

Net cash provided by financing activities	$4,878		$1,918

(1)	During the nine-month periods ended September 30, 2008 and 2007, we incurred $508,000 and $558,000, respectively, of expenses incurred in connection with our efforts to restructure, refinance, or repay our indebtedness.

(2)	Does not include the amortization and write-off of deferred financing expenses, which totaled $251,000 and $960,000 during the nine-month periods ended September 30, 2008 and 2007, respectively, and which is included in interest expense in the consolidated financial statements.
     Net sales by the type of product in which our components were utilized for the nine-month periods ended September 30, 2008 and 2007, are set forth below (dollar amounts in thousands).

	Nine Months Ended September 30
	2008		2007
Automotive — OEM	$23,124	39.0%	$34,505	49.7%
Automotive — aftermarket	20,989	35.4	19,641	28.3
Medical	12,566	21.2	12,341	17.8
All other	2,544	4.4	2,881	4.2

Total	$59,223	100.0%	$69,368	100.0%

     Our net sales for the first nine months of 2008 declined by $10,145,000, or 14.6%, compared to the first nine months of 2007. The decrease in net sales was primarily the result of a 33.0% decrease in net sales of automotive components used by OEMs, primarily connector seals used in automotive wiring systems, offset, in part, by increased net sales of automotive aftermarket components and components for medical devices.
     EBITDA for the first nine months of 2008 was $7,647,000, or 12.9% of net sales, compared to EBITDA of $9,337,000, or 13.5% of net sales, for the first nine months of 2007.

     Net cash provided by our operating activities during the first nine months of 2008 totaled $3,878,000, compared to net cash provided by operating activities of $831,000 for the first nine months of 2007. For more information about the net cash provided by our operating activities, please refer to the consolidated statements of cash flows in Part I, Item 1, and to the section titled “Operating Activities” in this Part I, Item 2.
     The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the nine-month periods ended September 30, 2008 and 2007.
     Rubber Group
     The Rubber Group manufactures tight-tolerance rubber components. The Rubber Group’s primary products are insulators used in both aftermarket and OEM automotive ignition-wire sets, connector seals used in automotive wiring systems, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and laparoscopic surgical equipment.
     The following table sets forth the operating results of the Rubber Group for the nine-month periods ended September 30, 2008 and 2007, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended September 30
	2008		2007
Net sales	$50,643	100.0%	$58,764	100.0%

Cost of sales	42,040	83.0	49,189	83.7

Gross profit	8,603	17.0	9,575	16.3

Selling and administrative expenses	2,417	4.8	2,745	4.7

Income from operations	6,186	12.2	6,830	11.6

Add back depreciation and amortization	3,564	7.0	4,388	7.5

EBITDA	$9,750	19.3%	$11,218	19.1%

     During the first nine months of 2008, net sales of the Rubber Group decreased by $8,121,000, or 13.8%, compared to the first nine months of 2007, primarily because net sales of components for use in automotive OEM applications decreased by $9,423,000, or 37.0%. This reduction was primarily caused by production cutbacks by automobile manufacturers and related inventory reductions throughout the supply chain. Net sales to the automotive aftermarket increased by $1,348,000, or 6.9%, and net sales of components for medical devices increased by $225,000, or 1.8%.
     Cost of sales as a percentage of net sales decreased to 83.0% of net sales during the first nine months of 2008, compared to 83.7% of net sales during the first nine months of 2007, primarily due to improved labor efficiencies, lower employee benefit expenses, and lower depreciation and amortization expenses offset, in part, by the underabsorption of fixed or partially fixed costs during a period of reduced sales volume.
     Selling and administrative expenses of the Rubber Group decreased by $328,000, or 11.9% from the first nine months of 2007, to the first nine months of 2008. During the first nine months of 2008, we incurred $282,000 of one-time fees and expenses, related to the services of a consulting firm that was retained to assist us with the upgrading of the operating systems and procedures at our facility in Rock Hill, South Carolina, where we manufacture rubber components used in medical devices. We currently estimate that the total cost of the project, which will be completed in November, will be approximately $500,000 and that the annual savings resulting from the project will be approximately $1,200,000. Selling and administrative expenses expressed as a percentage of net sales increased to 4.8% of net sales during the first nine months of 2008, compared to 4.7% during the first nine months of 2007.
     During the first nine months of 2008, the Rubber Group’s income from operations totaled $6,186,000, a decrease of $644,000, or 9.4%, compared to the first nine months of 2007. The Rubber Group’s EBITDA for the first nine months of 2008 was $9,750,000, or 19.3% of net sales, compared to $11,218,000, or 19.1% of net sales, for the first nine months of 2007. Excluding the $282,000 of fees and expenses related to the services of the consulting firm that we retained for the project in Rock Hill during the first nine months of 2008, income from operations totaled $6,468,000, or 12.8% of net sales, and EBITDA was $10,032,000, or 19.8% of net sales.
     Metals Group
     The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive OEMs.
     The following table sets forth the operating results of the Metals Group for the nine-month periods ended September 30, 2008 and 2007, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended September 30
	2008		2007
Net sales	$8,580	100.0%	$10,604	100.0%

Cost of sales	8,523	99.3	10,240	96.6

Gross profit	57	0.7	364	3.4

Selling and administrative expenses	410	4.8	407	3.8

Loss from operations	(353)	(4.1)	(43)	(0.4)

Add back depreciation and amortization	415	4.8	516	4.9

EBITDA	$62	0.7%	$473	4.5%

     During the first nine months of 2008, net sales of the Metals Group decreased by $2,024,000, or 19.1%, compared to the first nine months of 2007, primarily as a result of reduced net sales of components to automotive OEMs, which was primarily a result of production cutbacks by automobile manufacturers.
     Cost of sales as a percentage of net sales increased to 99.3% of net sales during the first nine months of 2008 from 96.6% of net sales during the first nine months of 2007, primarily due to the underabsorbtion of fixed or partially fixed costs during a period of reduced sales volume, offset, in part, by reduced depreciation and amortization expenses and the elimination of an unprofitable job.
     Selling and administrative expenses of the Metals Group increased by $3,000, or 0.7%, during the first nine months of 2008, compared to the first nine months of 2007. Selling and administrative expenses expressed as a percentage of net sales increased to 4.8% of net sales during the first nine months of 2008, compared to 3.8% during the first nine months of 2007.
     For the first nine months of 2008, the Metals Group’s loss from operations was $353,000, compared to a loss from operations of $43,000 for the first nine months of 2007. The Metals Group’s EBITDA for the first nine months of 2008 was $62,000, compared to $473,000 for the first nine months of 2007.
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
     The following table sets forth the operating results of the Corporate Office for the nine-month periods ended September 30, 2008 and 2007, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended
	September 30
	2008	2007
Loss from operations	$(2,203)	$(2,370)

Add back depreciation and amortization (1)	38	16

EBITDA	$(2,165)	$(2,354)

(1)	Excludes the amortization and write-off of deferred financing expenses, which totaled $251,000 and $960,000 during the nine-month periods ended September 30, 2008 and 2007, respectively, and which is included in interest expense in the consolidated financial statements.
     During the first nine months of 2008, Corporate Office expenses decreased to $2,203,000 from $2,370,000 during the first nine months of 2007. During the first nine months of 2008 and 2007, Corporate Office expenses included $508,000 and $558,000, respectively, of expenses incurred in connection with our efforts to refinance, restructure, or repay our indebtedness. The amount incurred in 2008 related solely to the period prior to the filing of the chapter 11 on April 1, 2008. During the period from April 1, 2008, through September 30, 2008, we incurred $3,392,000 of net expenses in connection with our efforts to refinance, restructure, or repay our indebtedness, which, in accordance with SOP 90-7, were classified as reorganization items in our consolidated statements of operations. For more information on our efforts to refinance, restructure, or repay our indebtedness, please refer to the section titled “Liquidity and Filing of Chapter 11” in this Part I, Item 2.
     Interest Expense
     A breakdown of interest expense for the nine-month periods ended September 30, 2008 and 2007, is set forth below (dollar amounts in thousands):

	Nine Months Ended
	September 30
	2008	2007
Interest expense at contractual interest rates:
Senior, secured loans	$1,926	$2,829
Debtor-in-possession loan	191	—
Senior Subordinated Notes	3,076	3,076
Junior Subordinated Note	34	34
All other	61	36

Subtotal	5,288	5,975

Interest expense resulting from incremental interest rates:
Senior, secured loans - default or forbearance premium	172	514
Senior Subordinated Notes - forbearance premium	411	843
Senior Subordinated Notes - interest on missed interest payments	733	262

Subtotal	1,316	1,619

Financing costs and fees	251	960

Total interest expense	6,855	8,554

Less interest expense allocated to discontinued operations	126	126

Interest expense related to continuing operations	$6,729	$8,428

     The average amount of debt outstanding during the first nine months of 2008 and 2007, including past due interest payments on which we are accruing interest, was $80,615,000 and $75,642,000, respectively. During the same periods, cash interest payments were $2,400,000 and $3,348,000, respectively.
     On April 2 and 17, 2008, the Bankruptcy Court entered orders authorizing certain arrangements pursuant to which we are permitted to utilize the collections on our accounts receivable in the operation of our business. Under those arrangements, the interest rates on our senior, secured debt were reduced from the default rates to the contractual rates, and we agreed to continue to pay the scheduled monthly principal payments on the secured term loans. We continue to accrue interest on our unsecured prepetition debt at the applicable contractual rates because we believe that the company is solvent and our unsecured debt, including accrued interest thereon, will be paid in full. For more information about the status of our debt, please refer to the section titled “Liquidity and Filing of Chapter 11” in this Part I, Item 2.

     Reorganization Items
     SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations. Reorganization items reflected in our consolidated financial statements for the period from April 1, 2008 through September 30, 2008, are set forth below (dollar amounts in thousands):

Professional fees and expenses incurred directly by us	$1,832
Professional fees and expenses incurred by creditors	1,316
Other costs	326
Interest income	(82)

Reorganization items, net	$3,392

     Income Tax Provision
     At September 30, 2008, and December 31, 2007, our net deferred tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the nine-month periods ended September 30, 2008 and 2007, consisted of estimated state income taxes.
Liquidity and Capital Resources
     Operating Activities
     During the first nine months of 2008, operating activities of our continuing operations provided net cash of $3,878,000. Accounts receivable decreased by $873,000 during the first nine months of 2008, primarily because (1) the amount of outstanding billings for sales of tools and automation equipment decreased by $467,000, (2) the terms of sale to one of our customers changed, resulting in a reduction in the dollar amount of receivables outstanding, and (3) the amount of receivables outstanding beyond terms at December 31, 2007, decreased during the first nine months of 2008. Inventories increased by $1,550,000 primarily because of (a) significantly higher metals prices, (b) increased raw material inventory due to an abnormally low level of raw materials at December 31, 2007, (c) increased metal scrap inventories due to increased value and timing of the sale of this item, (d) higher finished goods inventory resulting from a change in the terms of sale to a large customer, (e) the rescheduling of customer orders due to the continued reduction in the number of vehicles manufactured by automobile manufacturers, and (f) the build of components to satisfy the safety stock requirements of certain of our customers as a result of our chapter 11 filing. Accounts payable at September 30, 2008, included $1,197,000 of unpaid billings from attorneys, investment advisors, and other fees and expenses incurred in connection with our chapter 11 filing. Accrued expenses at September 30, 2008, included $588,000 of expenses accrued in connection with our chapter 11 filing. Accrued interest expense, including accrued interest expense classified as a liability subject to compromise, increased by $4,157,000, primarily because of additional accruals of interest on our subordinated debt.
     Investing Activities
     During the first nine months of 2008, investing activities of our continuing operations used net cash of $2,387,000. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $1,901,000, $288,000, and $18,000, respectively, primarily for manufacturing equipment, tooling for our automotive aftermarket business, and improvements to 20 acres of commercial land in Ellijay, Georgia. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $2,595,000, $556,000, and $18,000, respectively, for the year ending December 31, 2008.
     Financing Activities
     During the first nine months of 2008, our financing activities provided net cash of $4,878,000. In April 2008, we received $4,000,000 of cash from the issuance of the debtor-in-possession note and, during the first nine months of 2008, we increased borrowings under our revolving line of credit by $3,587,000. We made principal payments on our debt totaling $2,495,000.
     Liquidity and Filing of Chapter 11
     We have not made the scheduled interest payments due on our Senior Subordinated Notes since November 1, 2006. From May 25, 2007, through January 24, 2008, we operated under a forbearance agreement with six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding. While the forbearance agreement was in effect, we were not required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders could not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7%, of the Senior Subordinated Notes outstanding, is held by certain of our affiliates and members of their families. We raised the interest rate on the Senior Subordinated Notes from 12% to 16% for the period from March 9, 2007, through the filing of the chapter 11. At September 30, 2008, accrued interest on our Senior Subordinated Notes totaled $11,720,000.
     The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our senior, secured debt. Additionally, we were not in compliance with certain financial covenants. From May 25, 2007, through January 24, 2008, we operated under a forbearance arrangement with the senior, secured lenders. The forbearance agreement (1) provided that the senior, secured lenders would take no action to accelerate or collect their loans as a result of any existing default or cross-default and (2) modified certain of the financial covenants effective March 31, 2007. During the forbearance period, we remained in compliance with all financial covenants, as modified, and we remained current on all principal and interest payments owed to the secured lenders.
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
     On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 08-11153). Currently, we have the exclusive right to file a plan of reorganization until January 26, 2009, and the exclusive right to solicit acceptances of such plan until February 25, 2009.
     In connection with this petition, we obtained a financing package that we believed provided us more than adequate liquidity to operate our business without interruption throughout the term of the chapter 11 proceedings. This financing package consisted of (1) an arrangement with our senior, secured lenders to freeze the loan under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the collections on our accounts receivable in the operation of our business through February 25, 2009, and (2) the debtor-in-possession loan in the amount of $4,000,000, which matures on April 1, 2009. The arrangement with the senior, secured lenders provides for a continuation of the scheduled monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that our interest rates returned to the original contractual rates. The debtor-in-possession loan is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%.
     On March 31, 2008, prior to our chapter 11 filing, our senior, secured credit facility included a $17,500,000 revolving line of credit, with $12,875,000 of loans and $907,000 of letters of credit outstanding at March 31, 2008. At April 1, 2008, there were $14,219,000 of loans and $907,000 of letters of credit outstanding under the revolving line of credit. The contractual interest rate on loans under the revolving credit is LIBOR plus 2.75% (5.6% at September 30, 2008).
     Our equipment term loan had an outstanding principal balance of $8,542,000 at March 31, 2008, $8,333,000 at April 1, 2008, and $7,292,000 at September 30, 2008. The contractual interest rate on the equipment term loan is LIBOR plus 4.5% (7.35% at September 30, 2008).
     Our real estate term loan had an outstanding principal balance of $13,839,000 at March 31, 2008, $13,778,000 at April 1, 2008, and $13,472,000 at September 30, 2008. The contractual interest rate on the real estate term loan is the prime rate plus 6% on $4,000,000 principal amount and LIBOR plus 4.5% on the balance (weighted average of 8.43% at September 30, 2008).
     On April 1, 2008, the financial covenants under the senior, secured financing agreements were modified as follows:
1.	Minimum Cash. Our aggregate cash was required to be greater than $1,000,000 on May 2, 2008, and $500,000 on May 30, 2008, and is required to be greater than $500,000 on the last day of each four-week period following May 30. At November 14, 2008, the latest measurement date prior to the issuance of this report, aggregate cash was $5,606,000.

2.	Maximum Expenditures. Our cumulative expenditures were required to be less than 110% of cumulative budgeted expenditures for the period from April 2, 2008, through April 18, 2008, and are required to be less than 110% of cumulative budgeted expenditures on the last day of each two-week period following April 18. At November 14, 2008, the latest measurement date prior to the issuance of this report, our cumulative expenditures were $11,443,000 less than 110% of cumulative budgeted expenditures.

3.	Minimum Net Sales. Our cumulative net sales were required to be greater than 90% of cumulative budgeted net sales from April 2, 2008, through May 2, 2008, and are required to be greater than 90% of cumulative budgeted net sales on the last day of each four-week period after May 2. At November 14, 2008, the latest measurement date prior to the issuance of this report, cumulative net sales exceeded 90% of cumulative budgeted net sales by $1,086,000.
     Although there can be no assurance that we will be successful, our intent in filing for chapter 11 protection was to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in our total indebtedness on a basis that would be fair and equitable to all of our creditors and stockholders. On June 30, 2008, we filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, we filed an amended plan of reorganization (the “Amended Plan”) and a proposed disclosure statement with respect to the Amended Plan. If the Amended Plan becomes effective, the following distributions would be made:
•	The Company’s senior, secured credit facility would be repaid in full in cash;

•	Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an initial cash payment equal to 25% of their claim and three additional cash payments, each equal to 26.5% of their claim, six, twelve, and eighteen months after the effective date of the Amended Plan;

•	Each holder of a Senior Subordinated Note claim would receive a pro rata share of $15,000,000 aggregate principal amount of newly issued subordinated notes plus shares of new Series C Preferred Stock with a liquidation preference equal to the balance of their claim; and

•	Each holder of a Junior Subordinated Note claim and a Series B Preferred Stock claim would receive new shares of common stock with a value equal to their claim or interest.
     If the Amended Plan becomes effective on January 31, 2009, $33,863,000 of our liabilities would be converted into equity securities. For a detailed description of the Amended Plan, the claimant classes, the treatment of claims and interests, and the proposed terms of the new subordinated notes and Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on August 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.
     There can be no assurance that the Amended Plan will be confirmed. The Amended Plan may be further amended. If the Amended Plan is not confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests.
     Our aggregate indebtedness at September 30, 2008, totaled $74,183,000 plus $11,818,000 of accrued interest on our subordinated debt, compared to $69,091,000 plus $7,564,000 of accrued interest on our subordinated debt at December 31, 2007.
     Including liabilities classified as subject to compromise, we had a net working capital deficit of $70,893,000 at September 30, 2008, compared to a net working capital deficit of $65,894,000 at December 31, 2007.
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

     Critical Accounting Policies
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2007, as modified by Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q. The most significant areas involving management judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant. At September 30, 2008, we had outstanding $38,983,000 of floating-rate debt at interest rates equal to either LIBOR plus 2.75%, LIBOR plus 4.5%, prime rate plus 6%, or LIBOR plus 7%, subject to a minimum interest rate of 10%. At September 30, 2008, we had outstanding $35,200,000 of fixed-rate debt with a weighted-average interest rate of 11.9%. Assuming that our senior, secured debt and our subordinated debt were outstanding for all of 2008 and that we accrued interest during 2008 at the specified contractual rates (no default premiums), we estimate that a one-percentage-point increase or decrease in both LIBOR and the prime rate would increase or decrease our monthly interest expense by approximately $29,000. For further information about our indebtedness, please refer to Note 5, “Debt,” in the notes to our consolidated financial statements in Part I, Item 1.
Item 4T. CONTROLS AND PROCEDURES
     Our Chairman of the Board, President, and Chief Financial Officer, with the participation of members of management of our operating divisions, evaluated, as of September 30, 2008, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officers and our principal financial officer concluded that, because of deficiencies in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported to management to allow timely decisions regarding required disclosures because of certain deficiencies which, in the aggregate, constitute a material weakness. This material weakness remained unremediated through September 30, 2008. Notwithstanding the foregoing, we are not aware that such deficiencies have resulted in any material errors or omissions in the consolidated financial statements contained in our annual report on Form 10-K for 2007, our quarterly reports on Form 10-Q for the three-month periods ended March 31, June 30, and September 30, 2008, or in any related disclosures.
     Changes in Internal Controls over Financial Reporting
     There have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) or 15(d)-15(f), or in other factors identified in connection with our evaluation, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the Southern District of New York (Case No. 08-11153). Currently, we have the exclusive right to file a plan of reorganization until January 26, 2009, and the exclusive right to solicit acceptances of such plan until February 25, 2009.
     In connection with the chapter 11 filing, we obtained a financing package that consisted of (1) an arrangement with our senior, secured lenders to freeze the loan under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the collections on our accounts receivable in the operation of our business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession loan that matures on April 1, 2009. We believe that we have more than adequate liquidity to operate during the chapter 11 proceedings. At November 14, 2008, we had $5,606,000 of cash on hand. For more information on our senior, secured financing and the debtor-in-possession loan, please refer to Note 5, “Debt,” in the notes to our consolidated financial statements in Part I, Item 1.
     Although there can be no assurance that we will be successful, our intent in filing for chapter 11 protection was to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in our total indebtedness on a basis that would be fair and equitable to all of our creditors and stockholders.
     On June 30, 2008, we filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, we filed the Amended Plan and a proposed disclosure statement with respect to the Amended Plan. For more information on the Amended Plan, please refer to the section titled “Liquidity and Filing of Chapter 11” in Part I, Item 2. For a detailed description of the Amended Plan, the claimant classes, the treatment of claims and interests, and the proposed terms of the new subordinated notes and Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on August 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.
     There can be no assurance that the Amended Plan will be confirmed. The Amended Plan may be further amended. If the Amended Plan is not confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests.
Item 1A. RISK FACTORS
     The first risk factor in our Annual Report on Form 10-K for the period ended December 31, 2007, is replaced in its entirety by the following:
We are subject to risks associated with bankruptcy proceedings.
On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the Southern District of New York (Case No. 08-11153). Currently, we have the exclusive right to file a plan of reorganization until January 26, 2009, and the exclusive right to solicit acceptances of such plan until February 25, 2009.
In connection with the chapter 11 filing, we obtained a financing package that consisted of (1) an arrangement with our senior, secured lenders to freeze the loan under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the collections on our accounts receivable in the operation of our business through February 25, 2009, and (2) a $4,000,000 debtor-in-possession loan that matures on April 1, 2009. We believe that we have more than adequate liquidity to operate during the chapter 11 proceedings. At November 14, 2008, we had $5,606,000 of cash on hand.
Although there can be no assurance that we will be successful, our intent in filing for chapter 11 protection was to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in our total indebtedness on a basis that would be fair and equitable to all of our creditors and stockholders.
On June 30, 2008, we filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, we filed the Amended Plan and a proposed disclosure statement with respect to the Amended Plan. For a detailed description of the Amended Plan, the claimant classes, the treatment of claims and interests, and the proposed terms of the new subordinated notes and Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on August 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.
There can be no assurance that the Amended Plan will be confirmed. The Amended Plan may be further amended. If the Amended Plan is not confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     On November 1, 2006, and February 1, May 1, August 1, and November 1, 2007, and February 1, May 1, August 1, and November 1, 2008, we failed to pay the quarterly interest payments then due on our Senior Subordinated Notes. The past due interest payments total $10,678,000.
Item 6. EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed herewith or incorporated herein by reference.

LEXINGTON PRECISION CORPORATION
FORM 10-Q
September 30, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION
(Registrant)

November 18, 2008	By:	/s/ Michael A. Lubin
Date	Michael A. Lubin
Chairman of the Board

November 18, 2008	By:	/s/ Warren Delano

Date	Warren Delano
President

November 18, 2008	By:	/s/ Dennis J. Welhouse

Date	Dennis J. Welhouse
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31-1	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.