Form 10-K
period 2008-12-31
LEXINGTON PRECISION CORP
filed 2009-04-28
CIK 12570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for

the Year Ended December 31, 2008

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

_________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.25 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer __

 Accelerated Filer __

Non-Accelerated Filer __

Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

The aggregate market value of the registrant’s common stock, $0.25 par value per share, held by non-affiliates of the registrant, as of June 30, 2008, was approximately $1,105,000.

The number of shares of common stock outstanding as of April 13, 2009, was 5,021,767.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be issued in connection with its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III. Only those portions of the Proxy Statement which are specifically incorporated by reference are deemed filed as part of this report on Form 10-K.

LEXINGTON PRECISION CORPORATION

Annual Report on Form 10-K

Table of Contents

Page

PART I

Item 1.

Business

1

Item 1A.

Risk Factors

8

Item 2.

Properties

13

Item 3.

Legal Proceedings

13

Item 4.

Submission of Matters to a Vote of Security Holders

14

PART II

Item 5.

Market for Our Common Stock and Other Stockholder Matters

15

Item 6.

Selected Financial Data

16

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

19

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

41

Item 8.

Financial Statements and Supplementary Data

42

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

76

Item 9A(T).

Controls and Procedures

76

Item 9B.

Other Information

78

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance of the Registrant

79

Item 11.

Executive Compensation

79

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

79

Item 13.

Certain Relationships and Related Transactions, and Director Independence

79

Item 14.

Principal Accountant Fees and Services

79

PART IV

Item 15.

Exhibits and Financial Statement Schedules

80

i

PART I

Item 1. BUSINESS

Our company was incorporated in Delaware in 1966. Substantially all of our business is conducted in the continental United States. Through our two operating segments, the Rubber Group and the Metals Group, we manufacture rubber and metal components that are sold to other manufacturers.

In 2008, net sales of the Rubber Group totaled $62,278,000, or 85.3% of our consolidated net sales. The Rubber Group manufactures tight-tolerance rubber components. The Rubber Group’s primary products are insulators used in both aftermarket and OEM automotive ignition-wire sets, connector seals used in automotive wiring systems, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and laparoscopic surgical equipment.

In 2008, net sales of the Metals Group totaled $10,751,000, or 14.7% of our consolidated net sales. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive OEMs.

The following table summarizes net sales of the Rubber Group and the Metals Group during 2008, 2007, and 2006 by the type of product in which each segment’s components were utilized (dollar amounts in thousands):

	Years Ended December 31
	2008		2007		2006
Rubber Group:

Automotive — aftermarket	$26,569	42.7%	$25,786	34.6%	$27,906	36.7%
Automotive — OEM	18,006	28.9	31,255	41.9	35,138	46.2
Medical devices	16,300	26.2	15,928	21.4	11,039	14.5
Industrial	851	1.4	971	1.3	1,176	1.5
Other	552	0.8	647	0.8	831	1.1

Total net sales	$62,278	100.0%	$74,587	100.0%	$76,090	100.0%

Metals Group:

Automotive — OEM	$8,764	81.5%	$11,595	83.9%	$9,488	80.3%
Industrial and residential equipment and devices	1,635	15.2	1,865	13.5	1,992	16.9
Other	352	3.3	361	2.6	331	2.8

Total net sales	$10,751	100.0%	$13,821	100.0%	$11,811	100.0%

Financial data for our operating segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, under the section titled “Results of Operations – Comparison of 2008, 2007, and 2006,” and in Note 10, “Segments,” in the notes to our consolidated financial statements in Part II, Item 8.

Filing of Chapter 11

During the second half of 2006, we experienced a significant decrease in sales of automotive components for new cars and trucks. We believe that this reduction was primarily a result of production cutbacks by the Detroit-based automakers and resultant production cutbacks and inventory adjustments by our customers who supply the automobile manufacturers. Although we reduced expenses in an effort to offset the impact of the lower sales, our operating profit and cash flow during the second half of 2006 were adversely affected, as was the availability under our revolving line of credit. As a result, we were unable to continue to make payments on our subordinated debt.

We have not made the scheduled interest payments due on our Senior Subordinated Notes since November 1, 2006. From May 25, 2007, through January 24, 2008, we operated under a forbearance agreement with six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding. While the forbearance agreement was in effect, we were not required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders could not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7%, of the Senior Subordinated Notes outstanding is held by certain of our affiliates and members of their families. The interest rate on the Senior Subordinated Notes was increased from 12% to 16% for the period from March 9, 2007, through March 31, 2008. At December 31, 2008, accrued interest on our Senior Subordinated Notes totaled $13,055,000.

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

Upon the commencement of the forbearance period, we engaged the investment banking firm of W.Y. Campbell & Company to assist in a review of the various strategic alternatives available to us to satisfy our outstanding indebtedness. As a consequence of this review, we determined to pursue a sale of the assets and business of the Rubber Group and, with the assistance of W.Y. Campbell, prepared an offering memorandum with respect to the proposed sale. During the summer and fall of 2007, we distributed the offering memorandum to a number of interested parties, including both financial and strategic purchasers.

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

4.

In order to facilitate the refinancing, the balance of the Senior Subordinated Notes held by non-affiliates would have to be extended to mature on August 31, 2013, and would receive cash interest at 12% per annum; and

5.

We had agreed that the 22.7% of the Senior Subordinated Notes held by affiliates would be converted into shares of our common stock concurrently with the completion of the refinancing transactions described above.

At the same time, we requested an extension of the forbearance agreement to May 31, 2008, in order to provide the prospective purchaser and the new senior, secured lender the time they required to complete their due diligence and documentation.

In late January 2008, the six hedge funds responded with an alternative proposal for an extension of the forbearance arrangement. After reviewing this proposal with our counsel and W.Y. Campbell, we concluded that it would not be in the best interests of all of our creditors and equity holders to proceed with an extension on the terms proposed. Further discussions were unproductive and, as a result, the forbearance agreement expired on January 25, 2008. Because the forbearance agreement with the hedge funds was not extended, the forbearance agreement with the senior, secured lenders also expired on January 25, 2008, and we were in default of our senior, secured financing agreements.

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

On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 08-11153). In connection with this petition, we obtained a financing package that we believed provided us more than adequate liquidity to operate our business without interruption throughout the term of the chapter 11 proceedings. This financing package consisted of (1) an arrangement with our senior, secured lenders to freeze the loan under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the collections on our accounts receivable in the operation of our business through February 25, 2009, which was subsequently extended to May 22, 2009, and (2) an unsecured, super-priority debtor-in-possession loan in the amount of $4,000,000, which matures on December 31, 2009. The arrangement with the senior, secured lenders provided for a continuation of the scheduled monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that our interest rates returned to the original contractual rates. The debtor-in-possession loan is subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%.

During the second half of 2008, we experienced a dramatic downturn in automotive original equipment volume, which resulted in operating losses at our connector-seal facility located in

Vienna, OH. Because of these losses and because we do not believe that it will be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, we decided to close this facility and move the production to our other rubber molding facilities. We believe that the effectuation of this plan will significantly enhance our ability to obtain the financing we need to exit chapter 11. In order to allow us sufficient time in which to complete the operational restructuring of our connector-seal business, including the closing of the Vienna facility and the relocation of the connector-seal business to our other rubber molding facilities, on January 13, 2009, we filed a motion requesting that the Bankruptcy Court extend the time during which we have the exclusive right to file a plan of reorganization and our right to use cash collateral. Subsequent to a hearing held on our motion on February 23 and 24, 2009, the Bankruptcy Court extended our exclusive right to file a plan of reorganization until April 30, 2009, extended our exclusive right to solicit acceptances of such plan until June 1, 2009, and extended our right to use cash collateral to May 22, 2009. In addition, by mutual agreement, the maturity date of the debtor-in-possession loan was extended from April 1, 2009, to December 31, 2009.  For more information on the restructuring of our connector-seal business, please refer to the discussion of the Rubber Group in the section titled “Results of Operations — Comparison of 2008, 2007, and 2006” in this Part II, Item 7.

Although we cannot assure you that we will be successful, our intent in filing for chapter 11 protection was to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in our total indebtedness on a basis that would be fair and equitable to all of our creditors and stockholders. On June 30, 2008, we filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, we filed an amended plan of reorganization, which was further amended in December 2008 (the “Amended Plan”). On December 8, 2008, the Amended Plan and a proposed disclosure statement with respect to the Amended Plan were filed with the Bankruptcy Court. Although we currently plan to complete the consolidation of the connector-seal business prior to seeking approval of the Amended Plan, if the Amended Plan becomes effective without further amendment, the following distributions would be made:

—

The senior, secured credit facility would be repaid in full in cash;

—

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an initial cash payment equal to 10% of their claim and nine additional cash payments, each equal to 10.75% of their claim, payable quarterly, commencing three months after the effective date of the Amended Plan;

—

Each holder of a Senior Subordinated Note claim would receive shares of new Series C Preferred Stock with an aggregate liquidation preference equal to their claim, increasing at the rate of 6% per annum, and convertible into common stock at $4.46 per share; and

—

Each holder of a Junior Subordinated Note claim and a Series B Preferred Stock interest would receive new shares of common stock with a value equal to their claim or interest.

If the Amended Plan had become effective on December 31, 2008, $48,407,000 of our liabilities would have been converted into equity securities. For a detailed description of the Amended Plan, the classification and treatment of claims and interests, and the proposed terms of the Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on December 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.

We cannot assure you that the Amended Plan will be confirmed. The Amended Plan may be further amended. If the Amended Plan is not confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests.

The risks and uncertainties associated with the chapter 11 proceedings, including our ability to operate pursuant to the terms of our debtor-in-possession credit arrangements, our ability to obtain court approvals with respect to motions in the chapter 11 proceedings, our ability to obtain financing that will permit us to exit chapter 11, and our ability to develop, confirm, and consummate a plan of reorganization with respect to the chapter 11 proceedings, may have a material adverse effect on our results of operations and financial position.

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

Major Customers

Our largest customer is General Cable Corporation. During 2008, 2007, and 2006, net sales to General Cable totaled $10,897,000, $9,436,000, and $9,557,000, which represented 14.9%, 10.7%, and 10.9%, respectively, of our consolidated net sales and 17.5%, 12.7%, and 12.6%, respectively, of the Rubber Group’s net sales. During 2008, 2007, and 2006, net sales to Delphi Corporation totaled $5,587,000, $8,505,000, and $10,719,000, which represented 7.7%, 9.6%, and 12.2%, respectively, of our consolidated net sales. During 2008, 2007, and 2006, the Rubber Group’s net sales to Delphi totaled $4,603,000, $7,381,000, and $10,719,000, which represented 7.4%, 9.9%, and 14.1%, respectively, of the Rubber Group’s net sales. During 2008 and 2007, the Metals Group’s net sales to Delphi totaled $984,000 and $1,124,000, respectively, which represented 9.2% and 8.1% respectively, of the Metals Group’s net sales. The majority of the products we sell to Delphi are covered by a supply contract that expires on December 31, 2009. No other customer accounted for more than 10% of our consolidated net sales during 2008, 2007, or 2006. Generally, loss of a significant amount of business from any of our large customers could have a material adverse effect on our results of operations and financial condition if that business were not replaced by additional business from existing or new customers. We believe that our reserve for uncollectible accounts receivable is adequate; however, our results of operations and financial condition could be materially adversely affected if any of our large customers experienced financial difficulties that caused them to delay or fail to make payments for goods sold to them.

Marketing and Sales

Our marketing and sales effort is carried out by management personnel and account managers.

Raw Materials

Our principal raw materials are silicone and organic rubber compounds and aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. We generally have had access to adequate amounts of each of our principal raw materials from a number of suppliers. During 2008, 2007, and 2006 price increases and decreases for our principal raw materials did not have a significant effect on our operating results.

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

Research and Development

During 2008, 2007, and 2006, we spent approximately $661,000, $915,000, and $1,093,000, respectively, on our research and development activities, which are primarily related to improving our manufacturing processes in order to reduce the cost and increase the quality of our products.

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

Employees

We believe that our employee relations are generally good. The following table shows the number of employees at December 31, 2008, 2007, and 2006.

	December 31
	2008	2007	2006
Rubber Group	408	538	594
Metals Group	68	121	104
Corporate Office	6	7	8
	482	666	706

At December 31, 2008, 2007, and 2006, employees at the Rubber Group included 151, 224, and 277 hourly workers at two plant locations that were subject to collective bargaining agreements, which expire on October 19, 2009, and March 11, 2009. We have commenced the process of terminating all operations at the manufacturing facility subject to the agreement that expired on March 11, 2009, and we anticipate that we will complete the closing of this facility, which as of December 31, 2008, had 54 hourly workers, during the second quarter of 2009. For more information on the shutdown of this manufacturing facility please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and to Note 16, “Subsequent Event,” in the notes to our consolidated financial statements in Part II, Item 8.

Discontinued Operations

During 2005, we sold or liquidated all of the assets of our diecasting business except its land and buildings. In this Form 10-K, the diecasting business is reported as discontinued operations. For more information about the closing of the die casting business, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and to Note 14, “Discontinued Operations,” in the notes to our consolidated financial statements in Part II, Item 8. Unless otherwise indicated, the data set forth in this Form 10-K relate solely to our continuing operations.

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

Although we cannot assure you that we will be successful, our intent in filing for chapter 11 protection was to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in our total indebtedness on a basis that would be fair and equitable to all of our creditors and stockholders. On June 30, 2008, we filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, we filed an amended plan of reorganization, which was further amended in December 2008 (the “Amended Plan”). On December 8, 2008, the Amended Plan and a proposed disclosure statement with respect to the Amended Plan were filed with the Bankruptcy Court. Although we currently plan to complete the consolidation of the connector-seal business prior to seeking approval of the Amended Plan, if the Amended Plan becomes effective without further amendment, the following distributions would be made:

—

The senior, secured credit facility would be repaid in full in cash;

—

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an initial cash payment equal to 10% of their claim and nine additional cash payments, each equal to 10.75% of their claim, payable quarterly, commencing three months after the effective date of the Amended Plan;

—

Each holder of a Senior Subordinated Note claim would receive shares of new Series C Preferred Stock with an aggregate liquidation preference equal to their claim, increasing at the rate of 6% per annum, and convertible into common stock at $4.46 per share; and

—

Each holder of a Junior Subordinated Note claim and a Series B Preferred Stock interest would receive new shares of common stock with a value equal to their claim or interest.

If the Amended Plan had become effective on December 31, 2008, $48,407,000 of our liabilities would have been converted into equity securities. This would substantially dilute the ownership percentage of the holders of our currently outstanding common stock. For a detailed description of the Amended Plan, the classification and treatment of claims and interests, and the proposed terms of the Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on December 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.

The risks and uncertainties associated with the chapter 11 proceedings, including our ability to operate pursuant to the terms of our debtor-in-possession credit arrangements, our ability to obtain court approvals with respect to motions in the chapter 11 proceedings, our ability to obtain financing that will permit us to exit chapter 11, and our ability to develop, confirm, and consummate a plan of reorganization with respect to the chapter 11 proceedings, may have a material adverse effect on our results of operations and financial condition.

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

In 2008, the three largest customers of the Rubber Group accounted for 36.9% of the Rubber Group’s net sales, and the three largest customers of the Metals Group accounted for 48.3% of the Metals Group’s net sales. Generally, loss of a significant amount of business from any of our large customers would have a material adverse effect on our results of operations and financial condition if such business were not substantially replaced by additional business from existing or new customers. Additionally, our results of operations and financial condition could be materially adversely affected if any of our large customers experienced financial difficulties that caused them to delay, or fail to make, payments for goods sold to them.

We are dependent on the automotive original equipment industry.

Net sales to customers that supply systems to manufacturers of new cars and trucks represented 36.7%, 48.5%, and 50.8% of our consolidated net sales in 2008, 2007, and 2006, respectively. Sales to these customers are in part tied to the rate of sales of new vehicles. The unexpected, sharp decline in the sales of new cars and trucks that started during the second half of 2008 and the first quarter of 2009 has adversely affected our results of operations and financial condition. To mitigate the impact of the sharp decline in new car and truck sales, during the first quarter of 2009, we decided to close our connector-seal manufacturing facility, in Vienna, Ohio, because we do not believe that it will be possible to return this facility to an adequate level of profitability in the foreseeable future. We are transferring the production of connector seals to our other rubber molding facilities. We currently anticipate that the restructuring of our connector-seal business will be substantially completed by June 30, 2009, and that the cost to restructure the connector-seal business will be approximately $1,082,000, which we expect to incur during the second and third quarters of 2009. Compared to 2008, we currently project that the restructuring of our connector-seal business will increase the EBITDA of our connector-seal business by approximately $2,500,000 in 2010.

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

In connection with management's evaluation of our internal control over financial reporting, management identified significant deficiencies that, in the aggregate, constitute a material weakness. Our management concluded that we have incomplete documentation of the internal control system, we lack a procedure for documenting certain internal control activities, interdivisional internal control duties are not completely segregated, and we have been unable to test the operational effectiveness of our internal control over financial reporting. A failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. For more information on our internal controls over financial reporting, please refer to “Controls and Procedures” in Part II, Item 9A(T).

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

Part of our labor force is unionized.

At December 31, 2008, employees at the Rubber Group included 151 workers at two plant locations that were subject to collective bargaining agreements, which expire on October 19, 2009, and March 11, 2009. We have commenced the process of terminating all operations at the manufacturing facility subject to the agreement that expired on March 11, 2009, and we anticipate that we will complete the closing of this facility, which as of December 31, 2008, had 54 hourly workers, during the second quarter of 2009. For more information on the shutdown of this manufacturing facility please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and to Note 16, “Subsequent Event,” in the notes to our consolidated financial statements in Part II, Item 8. We cannot assure you that our remaining union contract will be successfully renegotiated when it expires. Negotiations have not commenced regarding the extension of this agreement. If we were to experience a strike or work slowdown, it could have a material adverse effect on our results of operations and financial condition.

Our customers may be subject to labor interruptions.

 Many of our customers and the three Detroit-based automobile manufacturers have union contracts with various unions. Protracted strikes or work slowdowns at our customers or at any of the Detroit-based automobile manufacturers could have a material adverse effect on our results of operations and financial condition.

We are vulnerable to fluctuations in the cost and supply of raw materials.

We purchase raw materials from various suppliers. While all of our raw materials are available from a number of suppliers, commodity raw materials are subject to fluctuations in price. Because raw materials in the aggregate constitute approximately 37% of our cost of goods sold, upward movement of raw material prices could have a material adverse effect on our results of operations. We have generally been successful in passing through to our customers increases in the prices of raw materials, although price increases to our customers have typically lagged behind the price increases from our suppliers. We attempt to minimize the effect of raw material price increases by seeking other sources of supply, substituting alternative materials, and reformulating compounds.

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

Our business exposes us to potential product liability. Many of the components manufactured and sold by us are designed to be used for long periods of time. Component failures, manufacturing flaws, design defects, or inadequate disclosure of product-related risks with respect to our components or the products in which they are incorporated could result in product failure or an unsafe condition or injury to, or death of, consumers. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, our components or the products in which they are incorporated. We cannot assure you that the product liability insurance maintained by us would be available or sufficient to satisfy all claims against us or that we will be able to obtain insurance in the future at satisfactory rates, in adequate amounts, or at all. Future product liability claims, regardless of their ultimate outcome, or product recalls could result in costly litigation and could have a material adverse effect on our results of operations and financial condition and could damage our reputation and limit our ability to attract and retain customers. Mitigating our risk is the fact that most of the components we manufacture are designed by our customers and are integrated into systems that were designed by our customers or their customers. For this reason we believe that the risk of a product liability claim against us is reduced.

Self-insurance may subject us to possible liability that may be partially or completely uninsured.

We maintain insurance coverage for many aspects of our business and operations. Based on our evaluation of the various risks to which we may be exposed, we retain all or a portion of the liability for potential losses because of various deductibles, coverage limits, and retentions. Although we cannot assure you that we will be successful in our efforts, we attempt to limit our liability through, among other things, the ongoing training and education of our employees, the implementation of safety programs, the ongoing testing and evaluation of the safety and suitability of our workplace environments, the development of sound business practices, and the exercise of care and judgment in the negotiation of contracts with our customers. However, we cannot assure you that we will be successful in our efforts to limit our liability.

We are subject to interest rate changes.

At December 31, 2008, we had a total of $38,175,000 of outstanding floating-rate debt at interest rates tied to either the London Interbank Offered Rate (“LIBOR”) or the prime rate. Currently, we do not purchase derivative financial instruments to hedge or reduce our interest rate risk. As a result, changes in either LIBOR or the prime rate affect the rates at which we borrow funds.

A change of control could result in a limitation on the use of our net operating loss carryforward.

At December 31, 2008, our unused federal net operating loss carryforward totaled approximately $36,306,000. Under Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an “ownership change” the amount of our pre-change operating losses that may be utilized to offset future taxable income will be subject to an annual limitation. An ownership change occurs if the percentage of stock of the Company that is owned by certain groups of less than 5% shareholders, all treated as a single shareholder for this purpose, increases by more than 50 percentage points over a three-year period.  Based on the value of the Company’s common stock being $4.46 per share, as described in the Disclosure Statement filed with Bankruptcy Court on December 8, 2008, we anticipate that the issuance of the Series C Preferred Stock and common stock pursuant to the plan of reorganization that we filed with the Bankruptcy Court on December 8, 2008, if not further amended, would constitute an “ownership change.” Assuming that we are in chapter 11 on the day that an ownership change occurs, the limitation imposed by Section 382 is generally equal to the product of (i) the fair market value of our stock immediately after the ownership change multiplied by (ii) the federal “long-term tax-exempt rate” in effect on the date of the ownership change. The annual limitation may be increased in the event that we have overall “built-in” gains in our assets at the time of the ownership change.

(THIS SPACE INTENTIONALLY LEFT BLANK)

 Item 2. PROPERTIES

The following table shows the locations and square footage of our manufacturing facilities at December 31, 2008:

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

The manufacturing facility that was utilized by our discontinued diecasting business is located in Lakewood, New York, has 93,000 square feet of space, and is available for sale. The facility is currently leased to a third party for $159,000 per annum. The lessee has an option to purchase the facility for $1,590,000. We also own a 10,000 square foot building in Lakewood, New York, that is vacant and available for sale.

We own approximately 18 acres of land bordering State Route 515 in Ellijay, Georgia. This land, which was acquired as a potential plant site, has recently been graded and is available for sale. The property has a book value of $1,309,000 as of December 31, 2008, and an appraised value of $4,550,000 as of June 10, 2008. Additionally, we own six abutting residential lots, comprising approximately 7 acres.

During the first quarter of 2009, we decided to close our connector-seal manufacturing facility in Vienna, Ohio, because we do not believe that it will be possible to return this facility to an adequate level of profitability in the foreseeable future. We are transferring the production of connector seals to our other rubber molding facilities. We anticipate ceasing operations in that facility by June 30, 2009.

Item 3. LEGAL PROCEEDINGS

 On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 08-11153). We continue to operate our businesses and manage our properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with this petition, we obtained a financing package that we believed provides us more than adequate liquidity to operate our business without interruption throughout the term of the chapter 11 proceedings. This financing package consisted of (1) an arrangement with our senior, secured lenders to freeze the loan under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the collections on our accounts receivable in the operation of our business through February 25, 2009, which was subsequently extended to May 22, 2009, and (2) an unsecured, super-priority debtor-in-possession loan in the amount of $4,000,000, which matures on December 31, 2009, between us, as borrowers, and Lubin Partners LLC, William B. Conner, and ORA Associates LLC, as lenders. Michael A. Lubin, the Chairman of the Board, co-principal executive officer, and nominee for director of the Company, is the managing member of Lubin Partners LLC. Mr. Conner is a director and nominee for director of the Company. Mr. Lubin is a creditor and stockholder of the Company and Mr. Conner is a stockholder of the Company. The arrangement with the senior, secured lenders provides for a continuation of the scheduled monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that our interest rates returned to the original contractual rates. The debtor-in-possession loan is subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. The arrangements for the use of cash collateral and the debtor-in-possession loan contain certain financial and other covenants and certain events of default.

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

We did not submit any matters to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. MARKET FOR OUR COMMON STOCK AND OTHER STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market through the Pink Sheets. At March 17, 2009, there were approximately 570 holders of record of our common stock. Trading in shares of our common stock is limited. The following table sets forth prices at which transactions in our common stock were reported on the Pink sheets. Additional trading data can be found at the Pink OTC Markets, Inc. website, www.pinksheets.com.

	Years Ended December 31
	2008		2007
	High	Low	High	Low
First quarter	$0.55	$0.25	$0.41	$0.10
Second quarter	$0.75	$0.25	$0.70	$0.13
Third quarter	$1.01	$0.75	$0.80	$0.60
Fourth quarter	$1.01	$0.15	$0.70	$0.25

These prices reflect inter-dealer prices and may not necessarily represent actual transactions. We are not able to determine whether retail markups, markdowns, or commissions were included in the above prices. We believe that eight brokerage firms currently make a market in our common stock, although both bid and asked quotations may be limited.

We have not paid dividends on our common stock since 1979, and we have no current plans to reinstate the payment of dividends. In addition, agreements defining the rights of the holders of our debt currently restrict us from paying cash dividends on our common stock. At December 31, 2008, we were in arrears in the payment of nine quarterly dividends in the aggregate amount of $59,400 on our $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), and we are in arrears with respect to the redemption of all of the outstanding Series B Preferred Stock for an aggregate redemption price of $660,000, representing the scheduled redemptions for 2000 through 2007.

For information on “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” please refer to Part III, Item 12.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans at December 31, 2008 (share amounts in thousands):

	Shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans:
Approved by security holders	—	$	NA	310
Not approved by security holders	—		NA	—
Total	—	$	NA	310

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data, including the reconciliation of income or loss from continuing operations to earnings from continuing operations before interest, taxes, depreciation, amortization, and other non-operating items of income or expense (“EBITDA”) and the reconciliation of EBITDA to net cash provided by our operating activities, for each of the years in the five-year period ended December 31, 2008 (dollar amounts in thousands, except per share amounts). The term EBITDA, as used by us, does not include reorganization items, which are reflected as other expense in the consolidated statements of operations. The financial data has been derived from our consolidated financial statements, which have been audited by Malin, Bergquist & Company, LLP (2007 and 2008) and Ernst & Young LLP (2004 through 2006), independent registered public accounting firms. This information is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our consolidated financial statements in Part II, Item 8.

	Years Ended December 31
	2008		2007		2006	2005	2004
Summary of operations:

Net sales	$73,029		$88,408		$87,901	$96,842	$110,353
Cost of sales	63,107		76,529		77,159	87,369	98,304
Gross profit	9,922		11,879		10,742	9,473	12,049
Selling and administrative expenses (1)	6,685	(2)	7,204		6,658	6,747	7,383
Gain on sale of assets held for sale	—		—		—	(1,671)	—
Income from operations	3,237		4,675		4,084	4,397	4,666
Other income (expense):
Interest expense (3)	(8,726	)(4)	(11,339	)(5)	(10,943)	(9,200)	(8,662)
Reorganization items, net	(4,540)		—		—	—	—
Gain on repurchase of debt	—		—		—	77	8,598
Income (loss) from continuing operations before income tax	(10,029)		(6,664)		(6,859)	(4,726)	4,602
Income tax provision (benefit)	35		6		18	(299)	(196)
Income (loss) from continuing operations	(10,064)		(6,670)		(6,877)	(4,427)	4,798
Income (loss) from discontinued operations	(229)		(289)		(472)	644	(3,208)

Net income (loss)	$(10,293)		$(6,959)		$(7,349)	$(3,783)	$1,590

Net income (loss) per diluted common share	$(2.07)		$(1.41)		$(1.49)	$(0.77)	$0.32
						(continued on next page)

(continued from prior page)
	Years Ended December 31
	2008	2007	2006	2005	2004
Other data (continuing operations):
Reconciliation of income (loss) from continuing operations to EBITDA from continuing Operations (6):
Income (loss) from continuing operations Adjustments:	$(10,064)	$(6,670)	$(6,877)	$(4,427)	$4,798
Depreciation and amortization included in income from continuing operations	5,333	6,437	7,295	8,374	8,444
Gain on repurchase of debt	—	—	—	(77)	(8,598)
Interest expense	8,726	11,339	10,943	9,200	8,662
Reorganization items, net	4,540	—	—	—	—
Income tax provision (benefit)	35	6	18	(299)	(196)
EBITDA from continuing operations (6)	8,570	11,112	11,379	12,771	13,110
Adjustments to reconcile EBITDA to net cash provided by operating activities (6):
Interest expense	(8,726)	(11,339)	(10,943)	(9,200)	(8,662)
Reorganization items, net	(4,540)	—	—	—	—
Amortization and write-off of deferred financing expenses included in interest expense	251	1,249	3,078	1,315	1,098
Income tax benefit (provision)	(35)	(6)	(18)	299	196
Gain on sale of assets held for sale	—	—	—	(1,671)	—
Net change in accrued reorganization items, net	1,168
Net change in operating assets and liabilities	7,432	4,420	(940)	3,628	1,326

Net cash provided by operating activities	$4,120	$5,436	$2,556	$7,142	$7,068
Net cash provided (used) by investing activities	$(2,847)	$(2,741)	$(2,628)	$683	$(6,085)
Net cash provided (used) by financing activities	$4,093	$(2,333)	$621	$(11,212)	$(580)
Capital expenditures (7)	$2,695	$2,664	$2,661	$3,330	$6,057

	December 31
	2008	2007	2006	2005	2004
Financial position (8):
Current assets	$25,402	$21,877	$20,222	$22,396	$28,907
Current liabilities and liabilities subject to compromise	99,324	87,771	82,211	41,092	35,777
Net working capital deficit	$(73,922)	$(65,894)	$(61,989)	$(18,696)	$(6,870)
Total assets	$53,328	$52,367	$54,440	$62,343	$78,377
Long-term debt, excluding current portion	$—	$5	$406	$41,545	$58,949
Total stockholders’ deficit	$(46,396)	$(35,941)	$(28,991)	$(21,656)	$(17,875)
				(footnotes on next page)

(footnotes for the table on prior pages)

(1)

Selling and administrative expenses for 2008 and 2007 included $508,000 and $698,000, respectively, of expenses incurred in connection with our efforts to refinance or restructure our indebtedness.

(2)

Selling and administrative expenses for 2008 included $488,000 of one-time fees and expenses related to the services of a consulting firm that was retained to assist us with the upgrading of the operating systems and manufacturing procedures and controls at our facility in Rock Hill, South Carolina, where we manufacture rubber components used in medical devices.

(3)

Included the amortization and write-off of deferred financing expenses of $251,000, $1,249,000, $3,078,000, $1,315,000, and $1,098,000, in 2008, 2007, 2006, 2005, and 2004, respectively.

(4)

Interest expense for 2008 included $172,000 of default interest premium on our senior, secured debt, $1,455,000 of interest on missed interest payments and forbearance interest premium on the Senior Subordinated Notes, $296,000 of interest on the debtor-in-possession loan, and $251,000 of amortization of financing costs.

(5)

Interest expense for 2007 included $698,000 of default interest premium on our senior, secured debt, $1,279,000 of forbearance interest expense on the Senior Subordinated Notes, and $390,000 of interest on the interest payments that we failed to make on the Senior Subordinated Notes in 2006 and 2007.

(6)

EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered in isolation or used as a substitute for income from operations, net income, net cash provided by operating activities, or other operating or cash flow statement data prepared in accordance with GAAP. For more information on the use of EBITDA as a financial measure, please refer to our discussion of EBITDA in “Results of Operations – Comparison of 2008, 2007, and 2006” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

(7)

Included $28,000 of equipment purchased under capital leases in 2007. Included $157,000 of equipment acquired with seller-provided financing in 2006.

(8)

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

•

our ability to obtain court approvals with respect to motions in the chapter 11 proceedings;

•

our ability to obtain financing that will permit us to exit chapter 11;

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

Unless otherwise indicated, the data set forth below in this Part II, Item 7, relate solely to our continuing operations.

Results of Operations — Comparison of 2008, 2007, and 2006

The following table sets forth (in thousands of dollars) our consolidated operating results for 2008, 2007, and 2006, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash provided or used by our operating activities for those periods. The term EBITDA, as used by us, does not include reorganization items, which are reflected as “other expense” in the consolidated statements of operations. EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”). We have presented EBITDA here and elsewhere in this Form 10-K for the following reasons:

1.

Investors and lenders frequently look at EBITDA when evaluating a company’s ability to satisfy interest and principal obligations with respect to its outstanding indebtedness;

2.

Management uses EBITDA as a supplemental measure to evaluate the operating performance of our business and believes that it provides a useful measure for comparing period to period performance among our business units because it does not include period to period fluctuations in taxes, interest costs, costs associated with capital investments, and certain non-operating items; and

3.

Certain financial covenants in our senior, secured credit agreements have been calculated using variations of EBITDA.

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

4.

EBITDA does not reflect reorganization items, which, pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” (“SOP 90-7”), represent revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of our business under chapter 11. Reorganization items that are expenses represent a reduction in cash available to us, either currently or in the future.

5.

EBITDA does not reflect cash provided or used as a result of changes in our working capital.

6.

Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies, including companies in our industry; as the number of differences in the definition of EBITDA increases, the usefulness of EBITDA as a comparative measure decreases. The definition of EBITDA used here is different from the definition of EBITDA used to calculate compliance with the financial covenants in the loan agreements that governed our senior, secured credit facility prior to our filing of a voluntary petition for relief under chapter 11 of title 11 of the United States Code on April 1, 2008.

To compensate for the shortcomings of EBITDA as a financial measure, it is important to use financial data derived under GAAP when analyzing our financial performance. EBITDA should not be considered to be a substitute for the following GAAP measures: gross profit, income from operations, net income, or net cash provided from operating activities.

(THIS SPACE INTENTIONALLY LEFT BLANK)

	Years Ended December 31
	2008		2007		2006
Net sales	$73,029	100.0%	$88,408	100.0%	$87,901	100.0%
Cost of sales	63,107	86.4	76,529	86.6	77,159	87.8
Gross profit	9,922	13.6	11,879	13.4	10,742	12.2
Selling and administrative expenses (1) (2)	6,685	9.2	7,204	8.1	6,658	7.6
Income from operations	3,237	4.4	4,675	5.3	4,084	4.6
Other expense:
Interest expense	(8,726)	(11.9)	(11,339)	(12.8)	(10,943)	(12.4)
Reorganization items, net	(4,540)	(6.2)	—	—	—	—
Loss before income taxes	(10,029)	(13.7)	(6,664)	(7.5)	(6,859)	(7.8)
Income tax provision	35	0.1	6	—	18	—
Loss from continuing operations	(10,064)	(13.8)	(6,670)	(7.5)	(6,877)	(7.8)
Add back:
Depreciation and amortization (3)	5,333	7.3	6,437	7.3	7,295	8.3
Interest expense	8,726	11.9	11,339	12.8	10,943	12.4
Reorganization items, net	4,540	6.2	—	—	—	—
Income tax provision	35	0.1	6	—	18	—
EBITDA	8,570	11.7	11,112	12.6	11,379	12.9
Adjustments to reconcile EBITDA to net cash provided by operating activities:
Interest expense	(8,726)	(11.9)	(11,339)	(12.8)	(10,943)	(12.4)
Reorganization items, net	(4,540)	(6.2)	—	—	—	—
Amortization and write-off of deferred financing expenses included in interest expense	251	0.3	1,249	1.4	3,078	3.5
Income tax provision	(35)	(0.1)	(6)	—	(18)	—
Change in accrued reorganization items, net	1,168	1.6	—	—	—	—
Change in operating assets and liabilities	7,432	10.2	4,420	5.0	(940)	(1.1)
Net cash provided by operating activities	$4,120	5.6%	$5,436	6.2%	$2,556	2.9%
Net cash used by investing activities	$(2,847)	(3.9)%	$(2,741)	(3.1)%	$(2,628)	3.0%
Net cash provided (used) by financing activities	$4,093	5.6%	$(2,333)	(2.6)%	$621	0.7%

(1)

During 2008, prior to our filing of chapter 11 on April 1, 2008, and during 2007, we incurred $508,000 and $698,000, respectively, of expenses incurred in connection with our efforts to restructure, refinance, or repay our indebtedness.

(2)

Selling and administrative expenses for 2008 includes $488,000 of one-time fees and expenses, related to the services of a consulting firm that was retained to assist us with the upgrading of the operating systems and manufacturing procedures and controls at our facility in Rock Hill, South Carolina, where we manufacture rubber components used in medical devices.

(3)

Does not include the amortization and write-off of deferred financing expenses, which totaled $251,000, $1,249,000, and $3,078,000, in 2008, 2007, and 2006, respectively, and which is included in interest expense in the consolidated financial statements.

Net sales by the type of product in which our components were utilized during 2008, 2007, and 2006, are set forth below (dollar amounts in thousands):

	Years Ended December 31
	2008		2007		2006
Automotive — OEM	$26,770	36.7%	$42,850	48.5%	$44,626	50.8%
Automotive — aftermarket	26,569	36.4	25,786	29.2	27,906	31.7
Medical	16,300	22.3	15,928	18.0	11,039	12.6
Industrial and residential equipment and devices	2,486	3.4	2,836	3.2	3,168	3.6
Other	904	1.2	1,008	1.1	1,162	1.3
Total net sales	$73,029	100.0%	$88,408	100.0%	$87,901	100.0%

Our net sales for 2008 declined by $15,379,000, or 17.4%, compared to 2007. The decrease in net sales was primarily the result of a 37.5% decrease in net sales of automotive components used by original equipment manufacturers (OEMs), primarily connector seals used in automotive wiring systems, offset, in part, by increased net sales of automotive aftermarket components and components for medical devices.

EBITDA for 2008 was $8,570,000, or 11.7% of net sales, compared to EBITDA of $11,112,000, or 12.6% of net sales, for 2007. The change in EBITDA reflected a $2,260,000 decrease in EBITDA at the Rubber Group, a $695,000 decrease in EBITDA at the Metals Group, and a $413,000 increase in EBITDA at the Corporate Office. Excluding the $508,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our indebtedness during 2008, prior to our filing of chapter 11, and the $488,000 of one-time fees incurred to upgrade operating systems at our manufacturing facility in Rock Hill, South Carolina, EBITDA was $9,566,000, or 13.1% of net sales. Excluding the $698,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our indebtedness during 2007, EBITDA was $11,810,000, or 13.4% of net sales.

Net cash provided by our operating activities during 2008 totaled $4,120,000, compared to net cash provided by operating activities of $5,436,000 for 2007.

Our net sales for 2007 increased by $507,000, or 0.6%, compared to 2006. The increase in net sales was principally a result of increased unit sales of metal components and of rubber components used in medical devices, offset, by a decrease in net sales of automotive components used by OEMs, primarily connector seals used in automotive wiring systems.

EBITDA for 2007 was $11,112,000, or 12.6% of net sales, compared to EBITDA of $11,379,000, or 12.9% of net sales, for 2006. The change in EBITDA reflected a $915,000 increase in EBITDA at the

Metals Group, a $395,000 decrease in EBITDA at the Rubber Group, and a $787,000 decrease in EBITDA at the Corporate Office.

Net cash provided by our operating activities during 2007 totaled $5,436,000, compared to net cash provided by operating activities of $2,556,000 for 2006. For more information about the net cash provided by our operating activities, please refer to the consolidated statements of cash flows in Part II, Item 8, and to the section titled “Operating Activities” in this Part II, Item 7.

The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for 2008, 2007, and 2006.

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

The following table sets forth the operating results of the Rubber Group for 2008, 2007, and 2006 and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Years Ended December 31
	2008		2007		2006
Net sales	$62,278	100.0%	$74,587	100.0%	$76,090	100.0%
Cost of sales	52,173	83.8	63,039	84.5	64,772	85.1
Gross profit	10,105	16.2	11,548	15.5	11,318	14.9
Selling and administrative expenses (1)	3,409	5.5	3,573	4.8	3,676	4.9
Income from operations	6,696	10.8	7,975	10.7	7,642	10.0
Add back: depreciation and amortization	4,746	7.6	5,727	7.7	6,455	8.5
EBITDA	$11,442	18.4%	$13,702	18.4%	$14,097	18.5%

(1)

Selling and administrative expenses for 2008 includes $488,000 of one-time fees and expenses, related to the services of a consulting firm that was retained to assist us with the upgrading of the operating systems and manufacturing procedures and controls at our facility in Rock Hill, South Carolina, where we manufacture rubber components used in medical devices.

Net sales by the type of product in which our components were utilized during 2008, 2007, and 2006, are set forth below (dollar amounts in thousands):

	Years Ended December 31
	2008		2007		2006
Automotive — aftermarket	$26,569	42.7%	$25,786	34.6%	$27,906	36.7%
Automotive — OEM	18,006	28.9	31,255	41.9	35,138	46.2
Medical	16,300	26.2	15,928	21.4	11,039	14.5
Industrial	851	1.4	971	1.3	1,176	1.5
Other	552	0.8	647	0.8	831	1.1
Total net sales	$62,278	100.0%	$74,587	100.0%	$76,090	100.0%

During 2008, net sales of the Rubber Group decreased by $12,309,000, or 16.5%, compared to 2007. During 2008, net sales of aftermarket automotive components increased by $783,000, or 3.0%, to $26,569,000, and net sales of components for use in medical devices increased by $372,000, or 2.3%, to $16,300,000. These increases were offset by a reduction in net sales of components for use in automotive OEM applications by $13,249,000, or 42.4%, to $18,006,000. This reduction was primarily caused by production cutbacks by North American automobile manufacturers and related inventory reductions throughout the supply chain during 2008. The three largest customers of the Rubber Group accounted for 36.9%, 30.5%, and 36.5%, of the Rubber Group’s net sales during 2008, 2007, and 2006, respectively.

Cost of sales as a percentage of net sales decreased to 83.8% of net sales during 2008, compared to 84.5% of net sales during 2007, primarily due to improved labor efficiencies, lower employee benefit expenses, improved product mix, and lower depreciation and amortization expenses offset, in part, by the underabsorption of fixed or partially fixed costs during a period of reduced sales volume.

Selling and administrative expenses of the Rubber Group decreased by $164,000, or 4.6% during 2008, compared to 2007. During 2008, we incurred $488,000 of one-time fees and expenses, related to the services of a consulting firm that was retained to assist us with the upgrading of the operating systems and manufacturing procedures and controls at our facility in Rock Hill, South Carolina, where we manufacture rubber components used in medical devices. We currently estimate that the annual savings resulting from the project will be approximately $1,250,000. Selling and administrative expenses expressed as a percentage of net sales increased to 5.5% of net sales during 2008, compared to 4.8% during 2007. Excluding the $488,000 of one-time fees and expenses in 2008, selling and administrative expenses expressed as a percentage of net sales was 4.7% of net sales.

During 2008, the Rubber Group’s income from operations totaled $6,696,000, a decrease of $1,279,000, or 16.0%, compared to 2007. The Rubber Group’s EBITDA for 2008 was $11,442,000, or 18.4% of net sales, compared to $13,702,000, or 18.4% of net sales, for 2007. Excluding the $488,000 of fees and expenses related to the services of the consulting firm that we retained for the project in Rock Hill during 2008, income from operations totaled $7,184,000, or 11.5% of net sales, and EBITDA was $11,930,000, or 19.2% of net sales. The decrease in EBITDA at our Rubber Group during 2008 compared to 2007, resulted from a reduction in net sales to automotive OEM customers.

During the second half of 2008, we experienced a dramatic downturn in automotive original equipment volume, which resulted in operating losses at our connector-seal facility located in Vienna, Ohio. Because of these losses and because we do not believe that it will be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, we decided to close this facility and move the production to our other rubber molding facilities. We currently anticipate that the shutdown of the Vienna facility will be substantially completed by June 30, 2009, and that the cost to restructure our connector-seal business will be approximately $1,082,000, which we expect to incur during the second and third quarters of 2009. This estimated cost consists of (1) $555,000 for employee related expenses, including, special incentive compensation, severance, and other costs, (2) $422,000 for moving and installation of manufacturing equipment, and (3) $105,000 for start-up expenses. Although we cannot assure you, we currently believe, based on appraised values, that we will sell the Vienna, Ohio, manufacturing facility and certain ancillary manufacturing equipment that we are not planning to move to our other rubber molding facilities, at an amount that, in the aggregate, is in excess of the carrying value of these assets. Compared to 2008, we currently project that the restructuring of the connector-seal business will increase the EBITDA of the connector-seal business by approximately $2,500,000 in 2010.

During 2007, total net sales of the Rubber Group decreased by $1,503,000, or 2.0%, compared to 2006. Net sales to OEM automotive customers decreased by $3,883,000, or 11.1%, to $31,255,000 net sales of aftermarket automotive products decreased by $2,120,000, or 7.6%, to $25,786,000, net sales to medical device manufacturers increased by $4,889,000, or 44.3%, to $15,928,000, and all other net sales decreased by $389,000, or 19.4%, to $1,618,000.

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

The following table sets forth the operating results of the Metals Group for 2008, 2007, and 2006, and the reconciliation of the Metals Group’s loss from operations to its EBITDA (dollar amounts in thousands):

	Years Ended December 31
	2008		2007		2006
Net sales	$10,751	100.0%	$13,821	100.0%	$11,811	100.0%
Cost of sales	10,934	101.7	13,490	97.6	12,387	104.9
Gross profit (loss)	(183)	(1.7)	331	2.4	(576)	(4.9)
Selling and administrative expenses	558	5.2	523	3.8	669	5.6
Loss from operations	(741)	(6.9)	(192)	(1.4)	(1,245)	(10.5)
Add back: depreciation and amortization	536	5.0	682	4.9	820	6.9
EBITDA	$(205)	(1.9)%	$490	3.5%	$(425)	(3.6)%

Net sales by the type of product in which our components were utilized during 2008, 2007, and 2006, are set forth below (dollar amounts in thousands):

	Years Ended December 31
	2008		2007		2006
Automotive original equipment	$8,764	81.5%	$11,595	83.9%	$9,488	80.3%
Industrial and residential equipment and devices	1,635	15.2	1,865	13.5	1,992	16.9
Other	352	3.3	361	2.6	331	2.8
Total net sales	$10,751	100.0%	$13,821	100.0%	$11,811	100.0%

During 2008, net sales of the Metals Group decreased by $3,070,000, or 22.2%, compared to 2007, primarily as a result of reduced net sales of components to automotive OEMs, which was primarily a result of production cutbacks by the automobile manufacturers and inventory reductions throughout the supply chain during 2008. The three largest customers of the Metals Group accounted for 48.3%, 55.2%, and 51.2% of the Metals Group’s net sales during 2008, 2007, and 2006, respectively.

Cost of sales as a percentage of net sales increased to 101.7% of net sales during 2008 from 97.6% of net sales during 2007, primarily because of the underabsorption of fixed or partially fixed manufacturing overhead during a period of reduced sales volume.

Selling and administrative expenses of the Metals Group increased by $35,000, or 6.7%, from 2007 to 2008. Selling and administrative expenses expressed as a percentage of net sales increased to 5.2% of net sales during 2008, compared to 3.8% during 2007, primarily because of the underabsorption of fixed or partially fixed expenses during a period of reduced sales volume.

For 2008, the Metals Group’s loss from operations was $741,000, compared to a loss from operations of $192,000 for 2007. The Metals Group’s EBITDA for 2008 was negative $205,000, compared to positive $490,000 for 2007.

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

The following table sets forth the operating results of the Corporate Office for 2008, 2007, and 2006 and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Years Ended December 31
	2008	2007	2006
Loss from operations	$(2,718)	$(3,108)	$(2,313)
Add back: depreciation and amortization (1)	51	28	20
EBITDA	$(2,667)	$(3,080)	$(2,293)

(1)

Excludes the amortization and write-off of deferred financing expenses, which totaled $251,000, $1,249,000, and $3,078,000, in 2008, 2007, and 2006, respectively, and which is included in interest expense in the consolidated financial statements.

During 2008, Corporate Office expenses decreased to $2,718,000 from $3,108,000 during 2007. During 2008, prior to our filing of chapter 11 on April 1, 2008, and during 2007, Corporate Office expenses included $508,000 and $698,000, respectively, of expenses incurred in connection with our efforts to refinance, restructure, or repay our indebtedness. During the period from April 1, 2008, through December 31, 2008, we incurred $4,540,000 of net expenses in connection with our efforts to refinance, restructure, or repay our indebtedness, which, in accordance with SOP 90-7, were classified as reorganization items in our consolidated statements of operations. For more information on our efforts to refinance, restructure, or repay our indebtedness, please refer to the section titled “Liquidity and Filing of Chapter 11” in this Part II, Item 7.

During 2007, Corporate Office expenses increased by $795,000, compared to 2006, primarily because we incurred expenses of $698,000 in connection with our efforts to refinance, restructure, or repay our senior, secured debt and Senior Subordinated Notes as more fully discussed in the section titled “Liquidity and Filing of Chapter 11” in this Part II, Item 7. The balance of the increase in cost was primarily due to higher premiums for liability insurance.

Interest Expense

A breakdown of interest expense for 2008, 2007, and 2006 is set forth below (dollar amounts in thousands):

	Years Ended December 31
	2008	2007	2006
Interest expense at contractual interest rates:
Senior, secured loans	$2,490	$3,698	$3,334
Debtor-in-possession loan	296	—	—
Senior Subordinated Notes	4,101	4,101	4,101
Junior Subordinated Note	45	45	45
All other	84	47	480
Subtotal	7,016	7,891	7,960
Interest expense resulting from incremental interest rates:
Senior, secured loans — default or forbearance premium	172	698	62
Senior Subordinated Notes — forbearance premium	411	1,279	—
Senior Subordinated Notes — interest on missed interest payments	1,044	390	21
Subtotal	1,627	2,367	83
Financing costs and fees	251	1,249	3,078
Total interest expense	8,894	11,507	11,121
Less: Interest expense allocated to discontinued operations	168	168	178
Interest expense related to continuing operations	$8,726	$11,339	$10,943

The average amount of debt outstanding during 2008, 2007, and 2006, including past due interest payments on which we are accruing interest, was $81,395,000, $77,195,000, and $70,585,000, respectively. In 2008, 2007, and 2006, cash interest payments were $3,175,000, $4,431,000, and $6,749,000, respectively. For more information about the status of our senior, secured debt and our Senior Subordinated Notes, please refer to the discussion under the section titled “Liquidity and Filing of Chapter 11” in this Part II, Item 7.

On April 2 and 17, 2008, and on March 3, 2009, the Bankruptcy Court entered orders authorizing certain arrangements pursuant to which we are permitted to utilize the collections on our accounts receivable in the operation of our business. Under those arrangements, the interest rates on our senior, secured debt were reduced from the default rates to the contractual rates, and we agreed to continue to pay the scheduled monthly principal payments on the secured term loans. We continue to accrue interest on our unsecured prepetition debt at the applicable contractual rates because we believe that the company is solvent and our unsecured debt, including accrued interest thereon, will be paid in full. For more information about the status of our debt, please refer to the section titled “Liquidity and Filing of Chapter 11” in this Part II, Item 7.

Reorganization Items

SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations. Reorganization items reflected in our consolidated financial statements for the period from April 1, 2008, through December 31, 2008, are set forth below (dollar amounts in thousands):

Professional fees and expenses incurred directly by us	$2,239
Professional fees and expenses incurred by creditors	2,072
Other costs	346
Interest income	(117)
Reorganization items, net	$4,540

Income Tax Provision

The income tax provisions recorded in 2008, 2007, and 2006, consisted of estimated state income taxes. For additional information concerning income taxes and related matters, see Note 9, “Income Taxes,” in the notes to our consolidated financial statements in Part II, Item 8.

Discontinued Operation

The results of operations, assets, liabilities, and cash flows of the Company’s former diecasting business have been classified as discontinued operations in the consolidated financial statements. Interest expense allocated to discontinued operations totaled $168,000, $168,000, and $178,000, for 2008, 2007, and 2006, respectively. During 2007 and 2006, we increased our provision for environmental remediation at the manufacturing facility formerly housing the diecasting business by $87,000 and $255,000, respectively. In March 2007, the State of New York Department of Environmental Conservation informed us that it intended to commence the process to classify it as a Class 4 Site under the State of New York Environmental Conservation Law, which would mean that the site was properly closed and only required continued monitoring.

Liquidity and Capital Resources

Operating Activities

During 2008, operating activities of our continuing operations provided net cash of $4,120,000. Net accounts receivable decreased by $4,187,000, or 38.1%, during 2008, primarily because (1) our net product sales during November and December of 2008 were less than our net product sales during November and December 2007, (2) the amount of outstanding billings for sales of tools and automation equipment decreased by $307,000, or 44.6%,  and (3) our reserve for bad debts increased by $259,000, or 54.4%, during 2008.  Inventories increased by $1,267,000, or 13.6%, primarily because of (a) higher metals prices, (b) increased raw material inventory due to an abnormally low level of raw materials at December 31, 2007, (c) a change in the terms of sale to a large customer, which resulted in increased on-hand finished goods inventory (d) the building of components to satisfy the safety stock requirements of certain of our customers as a result of our chapter 11 filing, and (e) an unanticipated sharp decline in net sales during the third and fourth quarters of 2008 that did not allow sufficient time for us to adjust our finished goods inventory levels to the levels required to support reduced net sales levels.  Prepaid expenses and other current assets increased by $1,403,000, or 135.9%, during the year, because (i) we had a receivable from our property insurance carrier in the amount of $634,000 at December 31, 2008, for expenditures that we incurred as a result of a fire that took place at our facility in Rock Hill, South Carolina, in November 2008, and (ii) we had deposits totaling $464,000 with utilities and trade creditors securing delivery of certain services and products. As of the date of filing this Form 10-K, we have received $500,000 from our property insurance carrier and we do not anticipate any problems in recovering the balance of our expenditures in accordance with the terms of the property insurance policy. Accounts payable at December 31, 2008, included $1,168,000 of unpaid billings from attorneys, investment advisors, and other fees and expenses incurred in connection with our chapter 11 filing. Accrued expenses decreased by $550,000 at December 31, 2008, primarily because of a reduction in accruals for employee benefits.  Accrued interest expense, including accrued interest expense classified as a liability subject to compromise, increased by $5,468,000, or 68.7%, primarily because of additional accruals of interest on our subordinated debt.

Net cash used by operating activities of our discontinued operations totaled $38,000.

Investing Activities

During 2008, investing activities of our continuing operations used net cash of $2,847,000. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $2,343,000, $333,000, and $19,000, respectively, primarily for manufacturing equipment, tooling for our automotive aftermarket business, tooling for certain OEM automotive components, and improvements to 20 acres of commercial land in Ellijay, Georgia. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $2,086,000, $523,000, and $8,000, respectively, for 2009. At December 31, 2008, we had approximately $81,000 of unrecorded commitments outstanding to purchase equipment.

Financing Activities

During 2008, our financing activities provided net cash of $4,093,000. In 2008, we received $4,000,000 of cash from the issuance of the debtor-in-possession note and we increased borrowings under our revolving line of credit by $3,587,000.  We made principal payments on our term loans totaling $3,280,000.

Liquidity and Filing of Chapter 11

We have not made the scheduled interest payments due on our Senior Subordinated Notes since November 1, 2006. From May 25, 2007, through January 24, 2008, we operated under a forbearance agreement with six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding. While the forbearance agreement was in effect, we were not required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders could not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7%, of the Senior Subordinated Notes outstanding is held by certain of our affiliates and members of their families. The interest rate on the Senior Subordinated Notes was increased from 12% to 16% for the period from March 9, 2007, through March 31, 2008. At December 31, 2008, accrued interest on our Senior Subordinated Notes totaled $13,055,000.

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

Upon the commencement of the forbearance period, we engaged the investment banking firm of W.Y. Campbell & Company to assist in a review of the various strategic alternatives available to us to satisfy our outstanding indebtedness. As a consequence of this review, we determined to pursue a sale of the assets and business of the Rubber Group and, with the assistance of W.Y. Campbell, prepared an offering memorandum with respect to the proposed sale. During the summer and fall of 2007, we distributed the offering memorandum to a number of interested parties, including both financial and strategic purchasers.

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

4.

In order to facilitate the refinancing, the balance of the Senior Subordinated Notes held by non-affiliates would have to be extended to mature on August 31, 2013, and would receive cash interest at 12% per annum; and

5.

We had agreed that the 22.7% of the Senior Subordinated Notes held by affiliates would be converted into shares of our common stock concurrently with the completion of the refinancing transactions described above.

At the same time, we requested an extension of the forbearance agreement to May 31, 2008, in order to provide the prospective purchaser and the new senior, secured lender the time they required to complete their due diligence and documentation.

In late January 2008, the six hedge funds responded with an alternative proposal for an extension of the forbearance arrangement. After reviewing this proposal with our counsel and W.Y. Campbell, we concluded that it would not be in the best interests of all of our creditors and equity holders to proceed with an extension on the terms proposed. Further discussions were unproductive and, as a result, the forbearance agreement expired on January 25, 2008. Because the forbearance agreement with the hedge funds was not extended, the forbearance agreement with the senior, secured lenders also expired on January 25, 2008, and we were in default of our senior, secured financing agreements.

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

On April 1, 2008, we filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 08-11153). In connection with this petition, we obtained a financing package that we believed provided us more than adequate liquidity to operate our business without interruption throughout the term of the chapter 11 proceedings. This financing package consisted of (1) an arrangement with our senior, secured lenders to freeze the loan under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the collections on our accounts receivable in the operation of our business through February 25, 2009, which was subsequently extended to May 22, 2009, and (2) an unsecured, super-priority debtor-in-possession loan in the amount of $4,000,000, which matures on December 31, 2009. The arrangement with the senior, secured lenders provided for a continuation of the scheduled monthly, term loan principal payments, which aggregate $269,000 per month, and the elimination of the default interest premium, so that our interest rates returned to the original contractual rates. The debtor-in-possession loan is subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%.

At March 31, 2008, prior to our chapter 11 filing, our senior, secured credit facility included a $17,500,000 revolving line of credit, with $12,875,000 of loans and $907,000 of letters of credit outstanding. At April 1, 2008, there were $14,219,000 of loans and $907,000 of letters of credit outstanding under the revolving line of credit. The contractual interest rate on loans under the revolving credit is LIBOR plus 2.75% (3.19% at December 31, 2008).

Our equipment term loan had an outstanding principal balance of $8,542,000 at March 31, 2008, $8,333,000 at April 1, 2008, and $6,667,000 at December 31, 2008. The contractual interest rate on the equipment term loan is LIBOR plus 4.5% (4.94% at December 31, 2008).

Our real estate term loan had an outstanding principal balance of $13,839,000 at March 31, 2008, $13,778,000 at April 1, 2008, and $13,289,000 at December 31, 2008. The contractual interest rate on the real estate term loan is the prime rate plus 6% on $4,000,000 principal amount and LIBOR plus 4.5% on the balance (weighted average of 6.24% at December 31, 2008).

On April 1, 2008, the financial covenants under the senior, secured financing agreements were modified as follows:

1.

Minimum Cash. Our aggregate cash was required to be greater than $1,000,000 on May 2, 2008, and $500,000 on May 30, 2008, and was required to be greater than $500,000 on the last day of each four-week period following May 30.

2.

Maximum Expenditures. Our cumulative expenditures were required to be less than 110% of cumulative budgeted expenditures for the period from April 2, 2008, through April 18, 2008, and was required to be less than 110% of cumulative budgeted expenditures on the last day of each two-week period following April 18.

3.

Minimum Net Sales. Our cumulative net sales were required to be greater than 90% of cumulative budgeted net sales from April 2, 2008, through May 2, 2008, and was required to be greater than 90% of cumulative budgeted net sales on the last day of each four-week period after May 2.

During the second half of 2008, we experienced a dramatic downturn in automotive original equipment volume, which resulted in operating losses at our connector-seal facility located in Vienna, Ohio. Because of these losses and because we do not believe that it will be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, we decided to close this facility and move the production to our other rubber molding facilities. We believe that the effectuation of this plan will significantly enhance our ability to obtain the financing we need to exit chapter 11. In order to allow us sufficient time in which to complete the operational restructuring of our connector-seal business, including the closing of the Vienna facility and the relocation of the connector-seal business to our other rubber molding facilities, on January 13, 2009, we filed a motion requesting that the Bankruptcy Court extend the time during which we have the exclusive right to file a plan of reorganization and our right to use cash collateral. Subsequent to a hearing held on our motion on February 23 and 24, 2009, the Bankruptcy Court extended our exclusive right to file a plan of reorganization until April 30, 2009, extended our exclusive right to solicit acceptances of such plan until June 1, 2009, and extended our right to use cash collateral to May 22, 2009. In addition, by mutual agreement, the maturity date of the debtor-in-possession loan was extended from April 1, 2009, to December 31, 2009. For more information on the restructuring of our connector-seal business, please refer to the discussion of the Rubber Group in the section titled “Results of Operations — Comparison of 2008, 2007, and 2006” in this Part II, Item 7.

(THIS SPACE INTENTIONALLY LEFT BLANK)

By order of the Bankruptcy Court on March 4, 2009, our ability to use cash collateral was extended to May 22, 2009, and the financial covenants under the senior, secured financing agreements were further modified, effective February 27, 2009, as follows:

1.

Minimum Cash. Our aggregate cash was or is required to be not less than the following amounts on the specified measurement dates:

February 27, 2009	$2,958,000
March 6, 2009	$2,402,000
March 13, 2009	$1,946,000
March 20, 2009	$1,867,000
March 27, 2009	$1,622,000
April 3, 2009	$1,499,000
April 10, 2009	$1,638,000
April 17, 2009	$1,307,000
April 24, 2009	$1,384,000
May 1, 2009	$1,222,000
May 8, 2009	$1,415,000
May 15, 2009	$1,334,000
May 22, 2009	$1,396,000

On April 17, 2009, the latest measurement date prior to the issuance of this report, our aggregate cash was $3,117,000.

2.

Maximum Expenditures. Our cumulative expenditures were required to be less than 110% of cumulative budgeted expenditures for the period from February 27, 2009, through March 13, 2009, and are required to be less than 110% of cumulative budgeted expenditures on the last day of each two-week period following March 13, 2009. At April 17, 2009, the latest measurement date prior to the issuance of this report, our cumulative expenditures were $5,439,000 less than 110% of cumulative budgeted expenditures.

3.

Minimum Net Sales. Our cumulative net sales are required to be greater than 85% of cumulative budgeted net sales from April 2, 2008, through the end of every four-week period thereafter. At April 3, 2009, the latest measurement date prior to the issuance of this report, cumulative net sales exceeded 85% of cumulative budgeted net sales by $791,000.

4.

Operational Restructuring of Connector-Seal Business. In connection with the closing of our connector-seal facility located in Vienna, Ohio, and the relocation of production to other rubber molding facilities, we have agreed to the following, subject to any changes that the senior, secured lender may agree to:

(a)

On or before March 31, 2009, we shall obtain transitional and long-term contracts with customers covering at least 60% of our projected sales for the connector-seal business for 2010;

(b)

The transitional agreements shall provide aggregate revenues of not less than $900,000 on payment terms not to exceed net 30 days;

(c)

At least 90% of the inventory banks for the connector-seal consolidation shall be completed by May 31, 2009; and

(d)

The closure of the Vienna, Ohio, facility shall be substantially completed by June 30, 2009.

Because we did not meet the condition set forth in clause (a) above, the senior, secured lender has notified us that a Termination Event (as defined in the Cash collateral Order) has occurred. The senior, secured lender has not taken any action with respect to this Termination Event and has not indicated any present intention to take action, but has reserved its rights under the Cash Collateral Order.

The senior, secured credit facility, as amended by the Bankruptcy Court on March 4, 2009, will terminate upon the occurrence of the following events if we fail to cure any of the events within five days of receiving written notice of the event from the senior, secured lender: (a) failure to comply with the financial covenants, (b) dismissal of the chapter 11 case, (c) conversion of the chapter 11 case to a chapter 7 case, (d) appointment of  a trustee to manage the financial affairs of the Company, or (e) occurrence of an event of default as described in the documents governing the use of cash collateral.

Although we cannot assure you that we will be successful, our intent in filing for chapter 11 protection was to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in our total indebtedness on a basis that would be fair and equitable to all of our creditors and stockholders. On June 30, 2008, we filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, we filed an amended plan of reorganization, which was further amended in December 2008 (the “Amended Plan”). On December 8, 2008, the Amended Plan and a proposed disclosure statement with respect to the Amended Plan were filed with the Bankruptcy Court. Although we currently plan to complete the consolidation of the connector-seal business prior to seeking approval of the Amended Plan, if the Amended Plan becomes effective without further amendment, the following distributions would be made:

—

The senior, secured credit facility would be repaid in full in cash;

—

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an initial cash payment equal to 10% of their claim and nine additional cash payments, each equal to 10.75% of their claim, payable quarterly, commencing three months after the effective date of the Amended Plan;

—

Each holder of a Senior Subordinated Note claim would receive shares of new Series C Preferred Stock with an aggregate liquidation preference equal to their claim, increasing at the rate of 6% per annum, and convertible into common stock at $4.46 per share; and

—

Each holder of a Junior Subordinated Note claim and a Series B Preferred Stock interest would receive new shares of common stock with a value equal to their claim or interest.

If the Amended Plan had become effective on December 31, 2008, $48,407,000 of our liabilities would have been converted into equity securities. For a detailed description of the Amended Plan, the classification and treatment of claims and interests, and the proposed terms of the Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on December 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.

We cannot assure you that the Amended Plan will be confirmed. The Amended Plan may be further amended. If the Amended Plan is not confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests.

Our aggregate indebtedness at December 31, 2008, totaled $73,375,000 plus $13,164,000 of accrued interest on our subordinated debt, compared to $69,091,000 plus $7,564,000 of accrued interest on our subordinated debt at December 31, 2007.

Including liabilities classified as subject to compromise, we had a net working capital deficit of $73,922,000 at December 31, 2008, compared to a net working capital deficit of $65,894,000 at December 31, 2007.

The risks and uncertainties associated with the chapter 11 proceedings, including our ability to operate pursuant to the terms of our debtor-in-possession credit arrangements, our ability to obtain court approvals with respect to motions in the chapter 11 proceedings, our ability to obtain financing that will permit us to exit chapter 11, and our ability to develop, confirm, and consummate a plan of reorganization with respect to the chapter 11 proceedings, may have a material adverse effect on our results of operations and financial position.

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

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

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

Quarterly Financial Data

For quarterly financial data please refer to Note 15, “Quarterly Financial Data,” in the notes to our consolidated financial statements in Part II, Item 8.

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

Going Concern Basis

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

Valuation of Accounts Receivable and Provision for Credit Losses

We record accounts receivable due from our customers at the time a sale is recorded in accordance with our revenue recognition policy. The markets we serve are characterized by intense price competition and increasing customer requirements for quality and service. These factors, among others, may have an adverse effect on the operating results and financial condition of specific customers, and, in turn, on the collectibility of our accounts receivable from those customers. We attempt to mitigate this risk of loss through ongoing evaluations of market conditions, examinations of financial statements of our customers, and discussions with management of our customers, as deemed necessary. Provisions for credit losses are based upon historical experience and such ongoing evaluations. We generally do not require collateral from our customers to support the extension of trade credit.

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

Valuation of Long-Lived Assets other than Goodwill

We evaluate for impairment our plant and equipment and other long-term, assets other than goodwill when events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Changes in technology or in our use of these assets may cause the original estimated useful lives of these assets to change and result in the impairment of these assets.

When performing this evaluation, we prepare a projection of the future cash flow we will derive from an asset or group of assets. If the projected cash flow is less than the carrying value of the asset or asset group, we recognize an impairment loss equal to the excess, if any, of the carrying value of the asset or asset group over its appraised fair value, net of estimated disposal costs. Although we believe that our projections of future cash flows are reasonable, changes in unit sales, pricing, cost of goods sold, and other factors could significantly affect the accuracy of our cash flow projections.

Valuation of Goodwill

At December 31, 2008 and 2007, our unamortized goodwill totaled $7,623,000, which related entirely to the Rubber Group. At December 31, 2008, the assets of the Rubber Group, including goodwill, totaled $38,527,000. In 2008, EBITDA of the Rubber Group was $11,442,000. In connection with our chapter 11 proceedings, W.Y. Campbell & Company has prepared several analyses of the value of the Rubber Group that concluded that the fair value of the Rubber Group is in excess of its carrying value. Tests for impairment of goodwill are performed using a fair value approach during the fourth quarter of each year and at other times when events or changes in circumstances indicate possible impairment.

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

Recently Issued Accounting Standards

Listed below are recently issued accounting standards and a discussion of how they have affected or will affect our consolidated financial statements:

Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion”

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion” (“FSP APB 14-1”).  FSP APB 14-1 requires issuers of convertible debt instruments to separately account for the liability and equity components of interest cost recognized in future periods on convertible debt instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the date the instrument was issued. FSP APB 14-1 is effective for fiscal years after December 15, 2008, and interim periods within those fiscal years, and must be applied to all periods presented. Based on our current operations, we do not believe that the adoption of FSP APB 14-1 will have a significant impact on our results of operations or financial position.

Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement 133”

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement 133” (“FAS 161”), which enhanced required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (1) an entity uses derivative instruments, (2) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (3) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. Based on our current operations, we do not believe that FAS 161 will have a significant impact on our results of operations or financial position.

Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, FAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements separate from the parent company’s equity, and that the amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the income statement. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on our current operations, we do not believe that FAS 160 will have a significant impact on our results of operations or financial position.

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

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value when using U.S. generally accepted accounting principles, and expands disclosures about fair value. FAS 157 also provides for increased consistency and comparability in fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require new fair value measurements, and is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB issued Staff Position FAS157-2, “Effective Date of FASB Statement No. 157”(“FSP 157-2”), which defers the effective date of FAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on an annual basis. In accordance with FSP 157-2, we have only adopted the provisions of FAS 157 with respect to our financial assets and financial liabilities that were measured at fair value in our financial statements since January 1, 2008. At December 31, 2008, these assets and liabilities consisted only of marketable securities. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities.

Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurements for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted FAS 159 on January 1, 2008, and have elected not to apply the fair value option to any of our financial instruments.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant. At December 31, 2008, we had outstanding $38,175,000 of floating-rate debt at interest rates equal to either LIBOR plus 2.75%, LIBOR plus 4.5%, prime rate plus 6%, or LIBOR plus 7%, subject to a minimum interest rate of 10%. At December 31, 2008, we had outstanding $35,200,000 of fixed-rate debt with a weighted-average interest rate of 11.9%.  We estimate that a one-percentage-point increase or decrease in both LIBOR and the prime rate would increase or decrease our monthly interest expense by approximately $32,000. For further information about our indebtedness, please refer to Note 5, “Debt,” in the notes to our consolidated financial statements in Part II, Item 8.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lexington Precision Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Lexington Precision Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Our audit also included the financial statement schedule in Part IV, Item 15. Lexington Precision Corporation’s management is responsible for these consolidated financial statements and schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Lexington Precision Corporation and subsidiary will continue as a going concern. As more fully described in Notes 1 and 5, on April 1, 2008, Lexington Precision Corporation and Lexington Rubber Group, Inc. (collectively, the “Debtors”) filed voluntary petitions seeking reorganization relief under the provisions of chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) and their continuation as a going concern is contingent upon, among other things, the Debtors ability (i) to comply with the terms and conditions of the debtors-in-possession financing arrangements; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to generate sufficient cash flow from operations to fund working capital, capital expenditures and debt service requirements, and; (iv) to obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Malin, Bergquist & Company, LLP

Malin, Bergquist & Company, LLP

Pittsburgh, Pennsylvania

April 23, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Lexington Precision Corporation and Subsidiaries

We have audited the consolidated balance sheet of Lexington Precision Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. Our audit also included the data for 2006 appearing on the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Precision Corporation and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the data for 2006 appearing on the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The consolidated financial statements for 2006 have been prepared assuming that Lexington Precision Corporation and subsidiaries would continue as a going concern. As more fully described in Notes 1 and 5, the Company failed to pay quarterly interest payments that were due on its Senior Subordinated Notes on November 1, 2006 and February 1, 2007, resulting in substantially all of the Company’s debt to be in default as of December 31, 2006. As of February 28, 2007, the Company failed to comply with a fixed charge coverage ratio covenant that is contained in its secured borrowing arrangements. On April 5, 2007, the Company was notified that the Company’s ability to borrow under its revolving line of credit would be terminated after May 7, 2007. On April 6, 2007, the Company received a notice of acceleration demanding immediate payment in full of a portion of the obligations due under its real estate term loan. Further, the Company has a working capital deficiency and a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Ernst &Young LLP

Cleveland, Ohio

April 12, 2007

LEXINGTON PRECISION CORPORATION

AND SUBSIDIARY

Consolidated Statements of Operations

(thousands of dollars, except per share data)

	Years Ended December 31
	2008	2007	2006
Net sales	$73,029	$88,408	$87,901
Cost of sales	63,107	76,529	77,159
Gross profit	9,922	11,879	10,742
Selling and administrative expenses	6,685	7,204	6,658
Income from operations	3,237	4,675	4,084
Other expense:
Interest expense	(8,726)	(11,339)	(10,943)
Reorganization items, net	(4,540)	—	—
Loss from continuing operations before income taxes	(10,029)	(6,664)	(6,859)
Income tax provision	35	6	18
Loss from continuing operations	(10,064)	(6,670)	(6,877)
Loss from discontinued operations	(229)	(289)	(472)
Net loss	$(10,293)	$(6,959)	$(7,349)
Basic and diluted loss per share of common stock:
Continuing operations	$(2.03)	$(1.35)	$(1.39)
Discontinued operations	(0.04)	(0.06)	(0.10)
Net loss	$(2.07)	$(1.41)	$(1.49)

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION

AND SUBSIDIARY

Consolidated Balance Sheets

(thousands of dollars, except share data)

	December 31
	2008	2007
Assets:

Current assets:
Cash	$5,540	$212
Marketable securities	38	214
Accounts receivable, net of allowances of $735 and $476, respectively	6,794	10,981
Inventories, net of allowances of $778 and $612, respectively	10,597	9,330
Prepaid expenses and other current assets	2,426	1,032
Deferred income taxes	—	98
Current assets of discontinued operations	7	10
Total current assets	25,402	21,877
Plant and equipment:
Land	2,255	1,817
Buildings	13,378	13,370
Equipment	112,022	110,723
	127,655	125,910
Accumulated depreciation	109,216	105,056
Plant and equipment, net	18,439	20,854
Plant and equipment of discontinued operations, net	1,231	1,338
Goodwill, net	7,623	7,623
Other assets, net	633	675
	$53,328	$52,367

See notes to consolidated financial statements                                                                                                                  (continued on next page)

LEXINGTON PRECISION CORPORATION

AND SUBSIDIARY

Consolidated Balance Sheets

(thousands of dollars, except share data)

	December 31
	2008	2007
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$3,391	$6,558
Accrued expenses, excluding interest expense	3,382	3,932
Accrued interest expense	199	7,954
Debt in default	34,175	68,345
Debtor-in-possession loan	4,000	—
Current portion of long-term debt	16	741
Current liabilities of discontinued operations	148	241
Total current liabilities	45,311	87,771
Liabilities subject to compromise	54,013	—
Long-term debt, excluding current portion	—	5
Deferred income taxes	—	98
Other long-term liabilities	400	434
Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 5,021,767 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,242	1,238
Additional paid-in-capital	13,197	13,187
Accumulated deficit	(60,659)	(50,366)
Accumulated other comprehensive loss	(176)	—
Total stockholders’ deficit	(46,396)	(35,941)
	$53,328	$52,367
See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

(thousands of dollars)

	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at January 1, 2006	$1,233	$13,169	$(36,058)	$—	$(21,656)
Net loss	—	—	(7,349)	—	(7,349)
Vesting of restricted stock grants	2	12	—	—	14
Balance at December 31, 2006	1,235	13,181	(43,407)	—	(28,991)
Net loss	—	—	(6,959)	—	(6,959)
Vesting of restricted stock grants	3	6	—	—	9
Balance at December 31, 2007	1,238	13,187	(50,366)	—	(35,941)
Net loss	—	—	(10,293)	—	(10,293)
Vesting of restricted stock grants	4	10	—	—	14
Loss on change of fair value of marketable securities	—	—	—	(176)	(176)
Balance at December 31, 2008	$1,242	$13,197	$(60,659)	$(176)	$(46,396)

See notes to consolidated financial statements

LEXINGTON PRECISION CORPORATION

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(thousands of dollars)

	Years Ended December 31
	2008	2007	2006
Operating activities:
Net loss	$(10,293)	$(6,959)	$(7,349)
Adjustments to reconcile net loss to net cash provided (used) by operating activities of continuing operations:
Net loss from discontinued operations	229	289	472
Depreciation	5,082	6,036	6,919
Amortization included in cost of sales	251	401	376
Amortization and write-off of deferred financing expenses included in interest expense	251	1,249	3,078
Increase in reorganization expenses	1,168	—	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	4,187	(1,256)	2,849
Inventories, net	(1,267)	(543)	(1,003)
Prepaid expenses and other assets	(1,403)	108	(457)
Accounts payable	1,097	188	(2,683)
Accrued expenses, excluding interest expense	(550)	143	(912)
Accrued interest expense	5,468	5,824	1,281
Other long term liabilities	(2)	(2)	12
Other	(98)	(42)	(27)
Net cash provided by continuing operations	4,120	5,436	2,556
Net cash used by discontinued operations	(38)	(158)	(514)
Net cash provided by operating activities	4,082	5,278	2,042
Investing activities:
Purchases of plant and equipment	(2,695)	(2,636)	(2,504)
Proceeds from sales of assets	94	118	—
Expenditures for tooling owned by customers	(307)	(197)	(174)
Other	61	(26)	50
Net cash used by continuing operations	(2,847)	(2,741)	(2,628)
Net cash used by discontinued operations	—	(27)	(13)
Net cash used by investing activities	(2,847)	(2,768)	(2,641)
Financing activities:
Issuance of debtor-in-possession note	4,000	—	—
Prepetition net borrowings (payments) under revolving line of credit	3,587	2,263	(3,585)
Prepetition repayment of debt in default and long-term debt	(837)	(3,310)	(22,527)
Prepetition proceeds from issuance of debt	—	—	28,500
Postpetition repayment of debt in default and long-term debt	(2,443)	—	—
Payment of financing expenses	(214)	(1,286)	(1,767)
Net cash provided (used) by financing activities	4,093	(2,333)	621
Net increase in cash	5,328	177	22
Cash at beginning of year	212	35	13
Cash at end of year	$5,540	$212	$35

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

The Company

Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Rubber Group, Inc. (collectively, the “Company”), have two operating segments, the Rubber Group and the Metals Group. The Rubber Group is engaged in the manufacture of insulators used in both aftermarket and OEM automotive ignition-wire sets, connector seals used in automotive wiring systems, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and laparoscopic surgical equipment. The Metals Group is engaged in the manufacture of machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks for sale to automotive and industrial customers.

Principles of Consolidation

The consolidated financial statements include the accounts of Lexington Precision Corporation and Lexington Rubber Group, Inc. All significant intercompany accounts and transactions have been eliminated. Unless otherwise indicated all disclosures and amounts relate solely to the continuing operations of the Company.

Basis of Presentation

On April 1, 2008, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 08-11153).  Currently, the Company has the exclusive right to file a plan of reorganization until April 30, 2009, and the exclusive right to solicit acceptances of such plan until June 1, 2009.

In connection with the chapter 11 filing, the Company obtained a financing package that consisted of (1) an arrangement with the Company’s senior, secured lenders to freeze the loan under the Company’s revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to utilize the collections on its accounts receivable in the operation of its business through February 25, 2009, which was subsequently extended to May 22, 2009, and (2) the Company’s unsecured, super-priority debtor-in-possession loan in the amount of $4,000,000, which matures on December 31, 2009. The Company believes that it has more than adequate liquidity to operate during the chapter 11 proceedings. At April 17, 2009, the Company had $3,117,000 of cash on hand. For more information on the Company’s senior, secured financing and the debtor-in-possession loan, please refer to Note 5, “Debt.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proposed Plan of Reorganization

On June 30, 2008, the Company filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, the Company filed an amended plan of reorganization, which was further amended in December 2008 (the “Amended Plan”). On December 8, 2008, the Amended Plan and a proposed disclosure statement with respect to the Amended Plan were filed with the Bankruptcy Court. Although the Company currently plans to complete the consolidation of its connector-seal business prior to seeking approval of the Amended Plan, if the Amended Plan becomes effective without further amendment, the following distributions would be made:

—

The senior, secured credit facility would be repaid in full in cash;

—

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an initial cash payment equal to 10% of their claim and nine additional cash payments, each equal to 10.75% of their claim, payable quarterly, commencing three months after the effective date of the Amended Plan;

—

Each holder of a Senior Subordinated Note claim would receive shares of new Series C Preferred Stock with an aggregate liquidation preference equal to their claim, increasing at the rate of 6% per annum, and convertible into common stock at $4.46 per share; and

—

Each holder of a Junior Subordinated Note claim and a Series B Preferred Stock interest would receive new shares of common stock with a value equal to their claim or interest.

If the Amended Plan had become effective on December 31, 2008, $48,407,000 of the Company’s liabilities would have been converted into equity securities. For a detailed description of the Amended Plan, classification and treatment of claims and interests, and the proposed terms of the Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on December 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization Items

SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as “reorganization items” in the statements of operations. Reorganization items reflected in the Company’s consolidated financial statements for the period from April 1 through December 31, 2008, are set forth below (dollar amounts in thousands):

Professional fees and expenses incurred directly by the Company	$2,239
Professional fees and expenses incurred by creditors	2,072
Other costs	346
Interest income	(117)
Reorganization items, net	$4,540

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has been paying and intends to continue to pay all undisputed postpetition claims in the ordinary course of business. Liabilities subject to compromise at December 31, 2008, consisted of the following (dollar amounts in thousands):

Accounts payable — continuing operations	$5,432
Accounts payable — discontinued operations	174
Senior Subordinated Notes	34,177
Accrued interest on Senior Subordinated Notes	13,055
Junior Subordinated Note	347
Accrued interest on Junior Subordinated Note	109
Series B Preferred Stock	660
Accrued dividends on Series B Preferred Stock	59
Total liabilities subject to compromise	$54,013

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities

Marketable securities held by the Company are valued at their quoted market prices at the close of business on December 31, 2008 and 2007, in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (level 1 inputs). Based on the classification of these marketable securities as available-for-sale, the Company recognized $176,000 of other comprehensive loss during 2008.

Valuation of Accounts Receivable and Provision for Credit Losses

The Company records accounts receivable due from its customers at the time a sale is recorded in accordance with its revenue recognition policy. The markets served by the Company are characterized by intense price competition and increasing requirements for quality and service. These factors, among others, may have an adverse effect on the operating results and financial condition of specific customers and, in turn, on the collectibility of the Company’s accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examination of financial statements of its customers, and discussions with management of its customers. Provisions for credit losses are based upon historical experience and such ongoing evaluations. The Company generally does not require collateral from its customers to support the extension of trade credit.

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

Inventory levels by principal classification are set forth below (dollar amounts in thousands):

	December 31
	2008	2007
Finished goods	$6,370	$5,201
Work in process	1,923	2,185
Raw materials	2,304	1,944
	$10,597	$9,330

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the various assets (3 to 8 years for equipment and 15 to 31 years for buildings). When an asset is retired or otherwise disposed of, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related cost and accumulated depreciation are removed from the Company’s records. Maintenance and repair expenses are expensed as incurred, while major improvements that increase the useful life of plant and equipment are capitalized. Maintenance and repair expenses were $3,349,000, $4,067,000, and $4,265,000, for 2008, 2007, and 2006, respectively.

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

When performing this evaluation, the Company prepares a projection of the future cash flow it will derive from an asset or group of assets. If the projected cash flow is less than the carrying value of the asset or asset group, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value of the asset or asset group over its appraised fair value, net of estimated disposal costs. Although the Company believes that its projections of future cash flows are reasonable, changes in unit sales, pricing, cost of goods sold, and other factors could significantly affect the accuracy of the Company’s cash flow projections.

Valuation of Goodwill

At December 31, 2008 and 2007, the Company’s unamortized goodwill totaled $7,623,000, which related entirely to the Rubber Group. At December 31, 2008, the assets of the Rubber Group, including goodwill, totaled $38,527,000. In 2008, EBITDA of the Rubber Group was $11,442,000. In connection with the Company’s chapter 11 proceedings, W.Y. Campbell & Company has prepared several analyses of the value of the Rubber Group that concluded that the fair value of the Rubber Group is in excess of its carrying value. Tests for impairment of goodwill are performed using a fair value approach during the fourth quarter of each year and at other times when events or changes in circumstances indicate possible impairment.

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

Research and Development Expenses

Research and development expenses are expensed as incurred. These expenses totaled $661,000, $915,000, and $1,093,000, in 2008, 2007, and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income or Loss per Common Share

Basic net income or loss per common share is computed using the weighted-average number of common shares outstanding. Diluted net income or loss per share is calculated after giving effect to all potential common shares that were dilutive, using the treasury stock method. Potentially dilutive common shares consist of convertible preferred stock, unvested restricted stock, and warrants to purchase common stock. See also Note 11, “Net Income or Loss per Common Share.”

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

Recently Issued Accounting Standards

Listed below are recently issued accounting standards and a discussion of how they have affected or will effect the Company’s consolidated financial statements:

Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion”

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion” (“FSP APB 14-1”).  FSP APB 14-1 requires issuers of convertible debt instruments to separately account for the liability and equity components of interest cost recognized in future periods on convertible debt instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the date the instrument was issued. FSP APB 14-1 is effective for fiscal years after December 15, 2008, and interim periods within those fiscal years, and must be applied to all periods presented. Based on the Company’s current operations, it does not believe that the adoption of FSP APB 14-1will have a significant impact on its results of operations or financial position.

Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement 133”

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement 133” (“FAS 161”), which enhanced required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (1) an entity uses derivative instruments, (2) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (3) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. Based on the Company’s current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations, it does not believe that FAS 161 will have a significant impact on its results of operations or financial position.

Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, FAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements separate from the parent company’s equity, and that the amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the income statement. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on its current operations, the Company does not believe that FAS 160 will have a significant impact on its results of operations or financial position.

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

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value when using U.S. generally accepted accounting principles, and expands disclosures about fair value. FAS 157 also provides for increased consistency and comparability in fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require new fair value measurements, and is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB issued Staff Position FAS157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which defers the effective date of FAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on an annual basis. In accordance with FSP 157-2, the Company has only adopted the provisions of FAS 157 with respect to the Company’s financial assets and financial liabilities that were measured at fair value in financial statements since January 1, 2008. At December 31, 2008, these assets and liabilities consisted only of marketable securities. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurements for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 159 on January 1, 2008, and have elected not to apply the fair value option to any of its financial instruments.

Note 2 — Cash

Cash at December 31, 2008 and 2007, totaled $5,540,000 and $212,000, respectively. The cash on hand at December 31, 2008, resulted primarily from the Company’s post-petition financing arrangements, which consist of (1) an arrangement with the Company’s senior, secured lenders to freeze the loans under the Company’s revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to utilize the collections on its accounts receivable in the operation of its business through May 22, 2009, and (2) the debtor-in-possession loan in the amount of $4,000,000 that matures on December 31,  2009.

Note 3 — Other Noncurrent Assets

The Company has paid a portion of the cost of certain tooling that was purchased by customers and is being used by the Company to produce components under long-term supply arrangements. The payments have been recorded as a noncurrent asset and are being amortized on a straight-line basis over three years or, if shorter, the period during which the tooling is expected to produce components. At December 31, 2008 and 2007, noncurrent assets included $487,000 and $449,000, respectively, of unamortized capitalized payments. During 2008, 2007, and 2006, the Company amortized $344,000, $497,000, and $459,000, respectively, of such capitalized payments.

Note 4 — Accrued Expenses, excluding Interest Expense

Accrued expenses, excluding interest expense, at December 31, 2008 and 2007, are summarized below (dollar amounts in thousands):

	December 31
	2008	2007
Employee fringe benefits	$2,138	$2,617
Salaries and wages	346	298
Taxes	182	148
Other	716	869
	$3,382	$3,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Debt

Debt at December 31, 2008, and December 31, 2007, is set forth below (dollar amounts in thousands):

	December 31, 2008
	Not Subject to Compromise	Subject to Compromise	Total	December 31, 2007
Debt in default:
Senior, secured credit facility: facility:
Revolving line of credit	$14,219	$—	$14,219	$10,632
Equipment term loan	6,667	—	6,667	9,167
Real estate term loan	13,289	—	13,289	14,022
Subtotal	34,175	—	34,175	33,821
Senior Subordinated Notes	—	34,177	34,177	34,177
Junior Subordinated Note	—	347	347	347
Total debt in default	34,175	34,524	68,699	68,345
Debtor-in-possession loan	4,000	—	4,000	—
Current portion of long-term debt	16	660	676	741
Long-term debt:
Series B Preferred Stock	—	660	660	660
Other	16	—	16	86
Subtotal	16	660	676	746
Less current portion	(16)	(660)	(676)	(741)
Total long-term debt	—	—	—	5
Total debt	$38,191	$35,184	$73,375	$69,091

Senior, Secured Credit Facility

In connection with the Company’s filing under chapter 11 of the Bankruptcy Code on April 1, 2008, the Company and its senior, secured lender, with the approval of the Bankruptcy Court, modified the senior, secured credit facility in the following manner:

1.

The default premium of 2% was eliminated and the interest rates on the various components of the senior, secured facility reverted to the following contractual rates: LIBOR plus 2.75% on outstandings under the revolving line of credit (3.19% at December 31, 2008); LIBOR plus 4.5% for the equipment term loan (4.94% at December 31, 2008); and prime rate plus 6% on $4,000,000 of the real estate term loan and LIBOR plus 4.5% on the remaining balance of the real estate term loan (weighted average of 6.24% at December 31, 2008).

2.

The principal amount of the loan outstanding under the revolving line of credit was fixed at $14,219,000, and the Company was permitted to utilize, until February 25, 2009, collections on its accounts receivable in the operation of its business.

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

In addition, the financial covenants under the senior, secured financing agreements were modified as follows:

1.

Minimum Cash. The Company’s aggregate cash was required to be greater than $1,000,000 on May 2, 2008, and $500,000 on May 30, 2008, and was required to be greater than $500,000 on the last day of each four-week period following May 30.

2.

Maximum Expenditures. The Company’s cumulative expenditures were required to be less than 110% of its cumulative budgeted expenditures for the period from April 2, 2008, through April 18, 2008, and was required to be less than 110% on the last day of each two-week period following April 18.

3.

 Minimum Net Sales. The Company’s cumulative net sales were required to be greater than 90% of cumulative budgeted net sales from April 2, 2008, through May 2, 2008, and was required to be greater than 90% of cumulative budgeted net sales on the last day of each four-week period after May 2.

By order of the Bankruptcy Court on March 4, 2009, the Company’s ability to use cash collateral was extended to May 22, 2009, and the financial covenants under the senior, secured financing agreements were further modified, effective February 27, 2009, as follows:

1.

Minimum Cash. Aggregate cash was or is required to be not less than the following amounts on the specified measurement dates:

February 27, 2009	$2,958,000
March 6, 2009	$2,402,000
March 13, 2009	$1,946,000
March 20, 2009	$1,867,000
March 27, 2009	$1,622,000
April 3, 2009	$1,499,000
April 10, 2009	$1,638,000
April 17, 2009	$1,307,000
April 24, 2009	$1,384,000
May 1, 2009	$1,222,000
May 8, 2009	$1,415,000
May 15, 2009	$1,334,000
May 22, 2009	$1,396,000

On April 17, 2009, the latest measurement date prior to the issuance of this report, the Company’s aggregate cash was $3,117,000.

2.

Maximum Expenditures. The Company’s cumulative expenditures were required to be less than 110% of cumulative budgeted expenditures for the period from February 27, 2009, through March 13, 2009, and are required to be less than 110% of cumulative budgeted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenditures on the last day of each two-week period following March 13, 2009. At April 17, 2009, the latest measurement date prior to the issuance of this report, the Company’s cumulative expenditures were $5,439,000 less than 110% of cumulative budgeted expenditures.

3.

Minimum Net Sales. The Company’s cumulative net sales are required to be greater than 85% of cumulative budgeted net sales from April 2, 2008, through the end of every four-week period thereafter. At April 3, 2009, the latest measurement date prior to the issuance of this report, cumulative net sales exceeded 85% of cumulative budgeted net sales by $791,000.

4.

Operational Restructuring of Connector-Seal Business. In connection with the closing of the Company’s connector-seal facility located in Vienna, Ohio, and the relocation of production  to other rubber molding facilities, the Company has agreed to the following, subject to any changes that the senior, secured lender may agree to:

(a)

On or before March 31, 2009, the Company shall obtain transitional and long-term contracts with customers covering at least 60% of our projected sales for the connector-seal business for 2010;

(b)

The transitional agreements shall provide aggregate revenues of not less than $900,000 on payment terms not to exceed net 30 days;

(c)

At least 90% of the inventory banks for the connector-seal consolidation shall be completed by May 31, 2009; and

(d)

The closure of the Vienna, Ohio, facility shall be substantially completed by June 30, 2009.

Because the Company did not meet the condition set forth in clause (a) above, the senior, secured lender notified the Company that a Termination Event (as defined in the Cash collateral Order) has occurred. The senior, secured lender has not taken any action with respect to this Termination Event and has not indicated any present intention to take action, but has reserved its rights under the Cash Collateral order.

The senior, secured credit facility, as amended effective February 27, 2009, will terminate upon the occurrence of the following events if the Company fails to cure any of the events within five days of receiving written notice of the event from the senior, secured lender: (a) failure to comply with the financial covenants, (b) dismissal of the chapter 11 case, (c) conversion of the chapter 11 case to a chapter 7 case, (d) appointment of a trustee to manage the financial affairs of the Company, or (e) occurrence of an event of default as described in the documents governing the use of cash collateral.

The Company believes that the loans outstanding under the senior, secured credit facility and the interest accrued thereon are fully collateralized and will not be impaired under any plan of reorganization. As a result, the Company has continued to accrue and pay the interest on these loans at the contractual rates of interest.

The commencement of proceedings under chapter 11 constituted an event of default under the terms of the agreement governing the senior, secured credit facility. In addition, prior to the filing date, a cross-default existed under the senior, secured credit facility because the Company did not make the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest payment that was due on its Senior Subordinated Notes on November 1, 2006, and has not made any of the quarterly interest payments since that date. As a result, all of the loans under the senior, secured credit facility are classified as debt in default at December 31, 2008 and 2007. From February 1, 2007, through March 31, 2008, a default premium of 2% was charged on the outstanding loan balances.

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

Debtor-in-Possession Loan

The debtor-in-possession loan in the amount of $4,000,000 was approved by the Bankruptcy Court on April 2 and 17, 2008. The debtor-in-possession loan is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. The debtor-in-possession loan was granted super-priority status by the Bankruptcy Court. The loan matures on the earliest of (1) December 31, 2009, (2) the effective date of a plan of reorganization, (3) the conversion of the bankruptcy proceedings from chapter 11 to chapter 7, (4) the appointment of a chapter 11 trustee, or (5) an event of default as described in the documents governing the debtor-in-possession loan.

Senior Subordinated Notes

The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations, subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at 12% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly interest payments since that date. Pursuant to a forbearance agreement between the Company and a group of six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding, the interest rate on the Senior Subordinated Notes was increased to 16% effective March 9, 2007. Upon the commencement of the chapter 11 proceedings, the interest rate on the Senior Subordinated Notes reverted to 12%. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by certain of the Company’s affiliates and members of their families. At December 31, 2008, accrued interest on the Senior Subordinated Notes totaled $13,055,000. The Senior Subordinated Notes and the accrued interest thereon through December 31, 2008, were classified as liabilities subject to compromise in the Company’s consolidated financial statements at December 31, 2008. The Company continues to accrue interest on the Senior Subordinated Notes at the contractual rate of 12% because the management of the Company believes that the Company is solvent.

Junior Subordinated Note

The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and to the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly interest payments since that date. At December 31, 2008, accrued interest on the Junior Subordinated Note totaled $109,000. The Junior Subordinated Note and the accrued interest thereon through December 31, 2008,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were classified as liabilities subject to compromise in the Company’s consolidated financial statements at December 31, 2008. The Company continues to accrue interest on the Junior Subordinated Note at the contractual rate of 13% because the management of the Company believes that the Company is solvent.

Series B Preferred Stock

At December 31, 2008, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $660,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. All of the shares of the Series B Preferred Stock are past their scheduled redemption date. In addition, at December 31, 2008, the Company was in arrears on scheduled dividend payments on the Series B Preferred Stock in the aggregate amount $59,400.

The Series B Preferred Stock is classified as debt in the Company’s consolidated financial statements. At December 31, 2008, the Series B Preferred Stock and accrued dividends thereon were classified as liabilities subject to compromise in the Company’s consolidated financial statements. The Company continues to accrue dividends on the Series B Preferred Stock at the contractual rate of 4% because the management of the Company believes that the Company is solvent.

Fair Value of Financial Instruments

The Company believes that, at December 31, 2008, the fair value of the loans outstanding under the revolving line of credit, the equipment term loan, the real estate term loan, and the debtor-in-possession loan approximated the principal amounts of such loans. Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.

Cash Interest Paid

Cash interest paid during 2008, 2007, and 2006, including amounts allocated to discontinued operations, totaled $3,175,000, $4,431,000 and $6,749,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Interest Expense

A breakdown of interest expense for 2008, 2007, and 2006 is set forth below (dollar amounts in thousands):

	Years Ended December 31
	2008	2007	2006
Interest expense at contractual interest rates:
Senior, secured loans	$2,490	$3,698	$3,334
Debtor-in-possession loan	296
Senior Subordinated Notes	4,101	4,101	4,101
Junior Subordinated Note	45	45	45
All other	84	47	480
Subtotal	7,016	7,891	7,960
Interest expense resulting from incremental interest rates:
Senior, secured loans — default or forbearance premium	172	698	62
Senior Subordinated Notes — forbearance premium	411	1,279	—
Senior Subordinated Notes — interest on missed interest payments	1,044	390	21
Subtotal	1,627	2,367	83
Financing costs and fees	251	1,249	3,078
Total interest expense	8,894	11,507	11,121
Less: Interest expense allocated to discontinued operations	168	168	178
Interest expense related to continuing operations	$8,726	$11,339	$10,943

Note 7 — Common Stock, Warrants, and Other Equity Securities

Common Stock, $.25 Par Value

At December 31, 2008, there were 5,021,767 shares of the Company’s common stock outstanding, 48,889 shares reserved for issuance on the conversion of the Series B Preferred Stock, and 310,000 shares reserved for issuance under the Company’s 2005 Stock Award Plan.

Warrants

At each of December 31, 2008 and 2007, there were 345,237 warrants outstanding, each of which entitles the holder to purchase one share of the Company’s common stock for $3.50 from August 1, 2005, through August 1, 2009. Because the exercise price of the warrants substantially exceeded the market price of the Company’s common stock at the date of issuance, the Company did not record any expense related to the issuance.

Other Authorized Preferred Stock

The Company’s restated certificate of incorporation provides that the Company is authorized to issue 2,500 shares of 6% Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2,500,000 shares of other preferred stock having a par value of $1 per share. No shares of either of these classes of preferred stock have been issued.

Note 8 — Employee Benefit Plans

Retirement and Savings Plan

The Company maintains a retirement and savings plan pursuant to Section 401 of the Internal Revenue Code (a “401(k) plan”). All employees of the Company are entitled to participate in the 401(k) plan after meeting the eligibility requirements. Employees may generally contribute up to 60% of their annual compensation but not more than prescribed dollar amounts established by the United States Secretary of the Treasury. Employee contributions, up to a maximum of 6% of an employee’s compensation, are matched 50% by the Company. During 2008, 2007, and 2006, matching contributions made by the Company totaled $364,000, $432,000, and $443,000, respectively. Company contributions to the 401(k) plan vest at a rate of 20% per year commencing after the participant’s second year of service; the participant becomes fully vested after six years of service.

Incentive Compensation Plan

The Company has an incentive compensation plan that provides for the payment of annual cash bonus awards to certain officers and key employees of the Company if specified targets are met. The Compensation Committee of the Company’s Board of Directors, which consists of two directors who are not employees of the Company, oversees the administration of the incentive compensation plan and approves the cash bonus awards. Bonus awards for eligible employees at our operating divisions are typically based upon the attainment of predetermined targets for earnings before interest, taxes, depreciation, and amortization (“EBITDA”) at each operating division. Bonus awards for corporate officers are typically based upon the attainment of predetermined consolidated EBITDA targets. The consolidated financial statements include provisions for bonuses totaling $270,000, $77,000, and $136,000 in 2008, 2007 and 2006, respectively.

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

Stock appreciation rights:  50,000 shares

Restricted stock:  50,000 shares

Performance shares:  fair market value of 50,000 shares

Performance units:  fair market value up to $100,000

On January 26, 2006, 50,000 shares of restricted common stock were awarded to a key employee of the Company and, on October 9, 2007, 10,000 shares of restricted common stock were awarded to each of the Company’s four outside directors. The price per common share on the respective grant dates was $0.79 and $0.70, respectively. The Restricted Stock Award Agreement governing the shares granted on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 26, 2006, specifies that 10,000 shares vest on March 31, 2006, and 10,000 shares on each March 31 thereafter until all of the shares granted are vested. The Restricted Stock Award Agreements governing the shares granted on October 9, 2007, specify that, for each grant, 2,000 shares will vest on each subsequent anniversary date of October 9 until all shares granted are vested. If a grantee leaves the Company prior to shares becoming fully vested, any unvested shares will be returned to the Company. Compensation expense equal to the market value of the shares on the date of grant will be charged to earnings over the respective vesting periods. During 2008, 2007, and 2006, the Company’s restricted stock amortization expense totaled $14,000, $9,000, and $14,000, respectively.

Note 9 — Income Taxes

Income taxes are accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The components of the provisions for income taxes related to continuing operations in 2008, 2007, and 2006, are set forth below (dollar amounts in thousands):

	Years Ended December 31
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	35	6	18
	35	6	18
Deferred:
Federal	—	—	—
Income tax provision	$35	$6	$18

The income tax provisions recorded during 2008, 2007, and 2006 consisted of state income taxes.

During 2007, the Company paid $28,000 in state income taxes. No other state or federal income taxes were paid in 2008, 2007, or 2006.

The difference between the Company’s income tax provision  for the Company’s loss from continuing operations in 2008, 2007, and 2006 and the income taxes that would have been payable at the federal statutory rate for the Company’s loss from continuing operations is reconciled as follows (dollar amounts in thousands):

	Years Ended December 31
	2008	2007	2006
Federal statutory income tax provision	$(3,489)	$(2,364)	$(2,495)
Change in valuation allowance	3,472	1,807	2,317
Expiration of operating loss carryforwards	—	360	163
Adjustment of impairment of long-lived assets	—	163	—
State income taxes, net of federal benefit	21	4	12
Other	31	36	21
Income tax provision	$35	$6	$18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 (dollar amounts in thousands):

	December 31
	2008	2007
Deferred tax assets:
Net operating losses and tax credit carryforwards:
Federal net operating losses	$12,344	$8,843
State net operating losses	2,104	2,056
Federal alternative minimum taxes	864	864
Investment tax credit	100	100
Other tax credit	81	81
Total tax carryforwards	15,493	11,944
Deductible temporary differences:
Reorganization costs	1,583	—
Impairment of long-lived assets	12	12
Accounts receivable and inventory reserves	604	418
Tax inventory over book	423	103
Interest	—	2,583
Compensation accruals	365	292
Other accruals	265	333
Other	139	141
Total deferred tax assets	18,884	15,826
Valuation allowance	(18,224)	(14,752)
Net deferred tax assets	660	1,074
Deferred tax liabilities: Tax over book depreciation	(660)	(1,074)
Net deferred taxes	$—	$—

During 2008, the Company’s valuation allowance increased by $3,472,000, primarily due to the net loss reported by the Company for 2008.

At December 31, 2008, the Company had (1) net operating loss carryforwards for federal income tax purposes of $36,306,000, which expire in the years 2011 through 2028, (2) alternative minimum tax net operating loss carryforwards of $36,128,000, which can be used to reduce future taxable income for purposes of calculating alternative minimum taxable income, if any, without any time limitation, and (3) alternative minimum tax credit carryforwards of $864,000, which can be used to offset future payments of regular federal income taxes, if any, without any time limitation. During 2008, no net operating loss carryforwards were utilized or expired. Subsequent to the filing of the Form 10-K for the year ended December 31, 2007, the Company concluded that the interest expense that had been deemed to be non-deductible as reflected in the above table as a temporary timing difference, was, in fact, currently deductible. Reflecting this change in the above table at December 31, 2007, would have increased the federal net operating loss classified as a deferred tax asset by $2,583,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expiration of the Company’s federal net operating loss carryforwards by year of expiration is set forth in the table below (dollar amounts in thousands):

2009	$—
2010	—
2011	1,379
2012	1,371
2013	4,033
After 2013	29,523
Total federal net operating loss
carryforwards	$36,306

Note 10 — Segments

Description of Segments and Products

The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group manufactures tight-tolerance rubber components, primarily, insulators used in aftermarket and original equipment automotive ignition-wire sets, connector seals used in automotive wiring systems, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and laparoscopic surgical equipment. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States. At December 31, 2008, 13.2% of the Rubber Group’s employees were covered by a collective bargaining agreement that expired on March 11, 2009, and 23.8% of the Rubber Group’s employees were subject to a collective bargaining agreement that expires on October 19, 2009. With respect to the agreement that expired on March 11, 2009, the Company has commenced the process of terminating all operations at this manufacturing facility and anticipates that it will complete the closing this facility by June 30, 2009.

The Corporate Office consists primarily of general administrative expenses that are not a result of any activity carried on by either the Rubber Group or the Metals Group. Corporate Office expenses include the compensation and benefits of the Company’s executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, including fees related to financings, and certain insurance expenses. Assets of the Corporate Office are primarily cash, marketable securities, and certain prepaid expenses and other miscellaneous current assets.

Measurement of Segment Profit or Loss

The Company evaluates its performance based upon several measures, including income from operations, earnings before income taxes, depreciation, and amortization, and asset utilization.

The accounting policies of the Company’s operating segments are the same as those described in Note 1, “Summary of Significant Accounting Policies,” except that debt, deferred financing expenses, interest expense, reorganization items expensed in accordance with SOP 90-7, and income tax expense are excluded from segment reporting. Also, expenses, including reorganization items expensed in accordance with SOP 90-7, that are not considered direct expenses of the Rubber Group or the Metals Group are not allocated to those segments.

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

Industry Concentration, Reliance on Large Customers, and Credit Risk

The following table summarizes net sales during 2008, 2007, and 2006 by the type of product in which the Company’s components were utilized (dollar amounts in thousands):

	Years Ended December 31
	2008		2007		2006
Automotive — OEM	$26,770	36.7%	$42,850	48.5%	$44,626	50.8%
Automotive — aftermarket	26,569	36.4	25,786	29.2	27,906	31.7
Medical	16,300	22.3	15,928	18.0	11,039	12.6
Industrial and residential equipment and devices	2,486	3.4	2,836	3.2	3,168	3.6
Other	904	1.2	1,008	1.1	1,162	1.3
Total net sales	$73,029	100.0%	$88,408	100.0%	$87,901	100.0%

The following table summarizes the Company’s accounts receivable from each of the industries listed above at December 31, 2008 and 2007 (dollar amounts in thousands):

	Years Ended December 31
	2008		2007
Automotive — OEM	$2,353	34.6%	$5,366	48.9%
Automotive — aftermarket	2,369	34.9	2,887	26.3
Medical	1,590	23.4	2,348	21.4
Industrial and residential equipment and devices	305	4.5	231	2.1
Other	177	2.6	149	1.3
Total	$6,794	100.0%	$10,981	100.0%

The markets in which the Company operates have been characterized by price competition, increasing requirements for quality and service, and, with respect to the automotive OEM markets, substantially reduced volumes because of slowing sales of automobiles. These factors, among others, may have an adverse effect on the operating results and financial condition of specific customers, and, in turn, on the collectibility of the Company’s accounts receivable from those customers. The Company attempts to mitigate this risk of loss through ongoing evaluations of automotive market conditions, examination of customer financial statements, and discussions with customer management. Provisions for credit losses are based upon historical experience and such ongoing evaluations. The Company generally does not require collateral from its customers to support the extension of trade credit. At December 31, 2008 and 2007, the Company had reserves for credit losses of $735,000 and $476,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s largest customer is General Cable Corporation. During 2008, 2007, and 2006, net sales to General Cable totaled $10,897,000, $9,436,000, and $9,557,000, which represented 14.9%, 10.7%, and 10.9%, respectively, of the Company’s consolidated net sales and 17.5%, 12.7%, and 12.6%, respectively, of the Rubber Group’s net sales. During 2008, 2007, and 2006, net sales to Delphi Corporation totaled $5,587,000, $8,505,000, and $10,719,000, which represented 7.7%, 9.6%, and 12.2%, respectively, of the Company’s consolidated net sales. During 2008, 2007, and 2006, the Rubber Group’s net sales to Delphi totaled $4,603,000, $7,381,000, and $10,719,000, which represented 7.4%, 9.9%, and 14.1%, respectively, of the Rubber Group’s net sales. During 2008 and 2007, the Metals Group’s net sales to Delphi totaled $984,000 and $1,124,000, respectively, which represented 9.2% and 8.1% respectively, of the Metals Group’s net sales. The majority of the products the Company sells to Delphi are covered by a supply contract that expires on December 31, 2009. No other customer accounted for more than 10% of the Company’s consolidated net sales during 2008, 2007, or 2006. Generally, loss of a significant amount of business from any of the Company’s large customers could have a material adverse effect on our results of operations and financial condition if that business were not replaced by additional business from existing or new customers. The Company believes that the Company’s reserve for uncollectible accounts receivable is adequate; however, the Company’s results of operations and financial condition could be materially adversely affected if any of the Company’s large customers experienced financial difficulties that caused them to delay or fail to make payments for goods sold to them.

(THIS SPACE INTENTIONALLY LEFT BLANK)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Financial Data

Information relating to the Company’s operating segments and the Corporate Office for 2008, 2007, and 2006, and at December 31, 2008, 2007, and 2006, is summarized below (dollar amounts in thousands):

	Years Ended December 31
	2008	2007	2006
Net sales:
Rubber Group	$62,278	$74,587	$76,090
Metals Group	10,751	13,821	11,811
Total net sales	$73,029	$88,408	$87,901
Income (loss) from operations:
Rubber Group	$6,696	$7,975	$7,642
Metals Group	(741)	(192)	(1,245)
Subtotal	5,955	7,783	6,397
Corporate Office	(2,718)	(3,108)	(2,313)
Total income from operations	$3,237	$4,675	$4,084
Depreciation and amortization (1):
Rubber Group	$4,746	$5,727	$6,455
Metals Group	536	682	820
Subtotal	5,282	6,409	7,275
Corporate Office	51	28	20
Total depreciation and amortization	$5,333	$6,437	$7,295
Capital expenditures (2):
Rubber Group	$2,343	$2,068	$2,118
Metals Group	333	519	511
Subtotal	2,676	2,587	2,629
Corporate Office	19	77	32
Total capital expenditures	$2,695	$2,664	$2,661

	December 31
	2008	2007	2006
Assets:
Rubber Group	$38,527	$42,236	$45,056
Metals Group	7,680	7,963	7,381
Subtotal	46,207	50,199	52,437
Corporate Office	5,883	820	484
Total assets (3)	$52,090	$51,019	$52,921

(1)

Excludes the amortization and write-off of deferred financing expenses, which totaled $251,000, $1,249,000, and $3,078,000, during 2008, 2007, and 2006, respectively, and which is included in interest expense in the consolidated financial statements.

(2)

Capital expenditures for 2007 included $28,000 of equipment purchased under capitalized lease obligations. Capital expenditures for 2006 included $157,000 of equipment acquired with seller-provided financing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)

Excludes the assets of discontinued operations, which totaled $1,238,000, $1,348,000, and $1,519,000, at December 31, 2008, 2007, and 2006, respectively.

Note 11 — Net Loss per Common Share

The calculations of basic and diluted net loss per common share for the 2008, 2007, and 2006, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of warrants to purchase the Company’s common stock were not dilutive. In addition, non-vested shares of restricted common stock issued under the Company’s 2005 Stock Award Plan (the “Plan”) are not considered outstanding common shares for purposes of the calculation of basic net loss per share of common stock because the effect would not be dilutive. As a result, the weighted average number of common shares outstanding used in the calculation of net income or loss per common share set forth below does not reflect the assumed conversion of the Series B Preferred Stock, the assumed exercise of the warrants, or the non-vested shares of restricted common stock issued under the Plan.

	Years Ended December 31
	2008	2007	2006
Numerator — Net loss:
Continuing operations	$(10,064)	$(6,670)	$(6,877)
Discontinued operations	(229)	(289)	(472)
Net loss	$(10,293)	$(6,959)	$(7,349)
Denominator — Weighted average shares outstanding	4,961	4,949	4,939
Basic and diluted loss per share of common stock:
Continuing operations	$(2.03)	$(1.35)	$(1.39)
Discontinued operations	(0.04)	(0.06)	(0.10)
Net loss	$(2.07)	$(1.41)	$(1.49)

Note 12 — Commitments and Contingencies

Purchase Commitments

At December 31, 2008, the Company had $81,000 of unrecorded commitments outstanding to purchase equipment.

Leases

The Company is lessee under various operating leases relating to warehouse and office space, temporary, on-site office units, and equipment. Total rent expense under operating leases aggregated $366,000, $326,000, and $395,000, for 2008, 2007, and 2006, respectively. At December 31, 2008, future minimum lease commitments under noncancelable operating leases totaled $53,000, for 2009. Commitments subsequent to 2009 are not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Actions

In addition to the Company’s bankruptcy proceedings, the Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. It is the Company’s policy to record accruals for such other matters when a loss is deemed probable and the amount of such loss can be reasonably estimated. The various other actions to which the Company is or may in the future be a party are at various stages of completion. Although there can be no assurance as to the outcome of existing or potential litigation, the Company currently believes, based upon the information currently available to it, that the outcome of those actions will not have a material adverse effect upon its results of operations or financial condition.

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

Note 13 — Related Parties

The Chairman of the Board and the President of the Company are the Company’s two largest stockholders, with beneficial ownership of 33% and 27.9%, respectively, of the Company’s common stock. They are also the holders of the Junior Subordinated Note and, together with affiliated entities that include family members, the holders of $7,772,000 principal amount of Senior Subordinated Notes and 69,449 warrants to purchase common stock.

In 2008, 2007, and 2006 the Chairman of the Board and the President of the Company, through an investment banking firm of which they are the only partners, were paid $700,000 to provide management and investment banking services. Additionally, they may receive incentive compensation tied to the Company’s operating performance and other compensation for specific transactions completed by the Company with their assistance, although no such compensation was paid in 2008, 2007, or 2006. The Company also reimburses their firm for certain out-of-pocket expenses. During 2008, 2007, and 2006, the Company reimbursed their firm for expenses of $139,000, $115,000, and $116,000, respectively.

For more information on the compensation of the Company’s executive officers, refer to the Company’s proxy statement that was issued and filed during April 2009 in connection with the Company’s Annual Meeting of Stockholders.

Note 14 — Discontinued Operations

The results of operations, assets, liabilities, and cash flows of the Company’s former diecasting business have been classified as discontinued operations in the consolidated financial statements.

Interest expense allocated to the diecasting business totaled $168,000, $168,000, and $178,000 for 2008, 2007, and 2006, respectively. During 2007 and 2006, the Company increased its provision for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

environmental remediation at the manufacturing facility formerly housing the diecasting business by $87,000 and $255,000, respectively. In March 2007, the State of New York Department of Environmental Conservation informed the Company that it intended to commence the process to classify it as a Class 4 Site under the State of New York Environmental Conservation Law, which would mean that the site was properly closed and only required continued monitoring.

Note 15 — Quarterly Financial Data (Unaudited)

Quarterly unaudited financial data for the four fiscal quarters of each of 2008 and 2007 is set forth below (dollar amounts in thousands, except per share amounts).

	Quarters Ended
2008	March 31	June 30	Sept. 30	Dec. 31
Net sales	$21,352	$20,000	$17,871	$13,806
Gross profit	$3,186	$3,336	$2,138	$1,262
Loss from continuing operations	$(1,447)	$(1,895)	$(3,184)	$(3,538)
Loss from discontinued operations	(15)	(45)	(21)	(148)
Net loss	$(1,462)	$(1,940)	$(3,205)	$(3,686)
Basic and diluted loss per share of common stock:
Continuing operations	$(0.30)	$(0.38)	$(0.65)	$(0.70)
Discontinued operations	—	(0.01)	—	(0.03)
Net loss	$(0.30)	$(0.39)	$(0.65)	$(0.73)

	Quarters Ended
2007	March 31	June 30	Sept. 30	Dec. 31
Net sales	$22,530	$23,778	$23,060	$19,040
Gross profit	$3,053	$3,576	$3,310	$1,940
Loss from continuing operations	$(915)	$(1,305)	$(1,806)	$(2,644)
Loss from discontinued operations	(2)	(56)	(53)	(178)
Net loss	$(917)	$(1,361)	$(1,859)	$(2,822)
Basic and diluted loss per share of common stock:
Continuing operations	$(0.19)	$(0.26)	$(0.37)	$(0.53)
Discontinued operations	—	(0.01)	(0.01)	(0.04)
Net loss	$(0.19)	$(0.27)	$(0.38)	$(0.57)

Results of operations for the quarter ended March 31, 2008, included $508,000 of expenses incurred in connection with the Company’s efforts to refinance, restructure, or repay the Company’s indebtedness, $172,000 of default interest on the Company’s senior, secured debt, $619,000 of interest on missed interest payments and default interest at the rate of 4% for the holders of the Company’s unsecured debt, and $251,000 of amortization of the charges received from the holders of the Company’s senior, secured debt for consulting costs and legal fees. Results for the quarters ended June 30, September 30, and December 31, 2008, included $1,770,000, 1,622,000, and $1,148,000, respectively, of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net reorganization expenses in accordance with SOP 90-7, and $334,000, $382,000, and $416,000, respectively, of interest expense that consisted of interest on missed interest payments for the holders of the Company’s unsecured debt and interest for the holders of the Company’s debtor-in-possession loan.

Results of operations for the quarters ended March 31, June 30, September 30, and December 31, 2007, included costs and expenses of $448,000, $1,191,000, $1,498,000, and $1,177,000, respectively, relating to the Company’s efforts to refinance or restructure its indebtedness, including additional interest on its senior, secured debt and the Senior Subordinated Notes, and various financing fees, legal fees, and consulting fees charged to the Company by the holders of the Company’s senior, secured debt and the Senior Subordinated Notes.

Note 16 — Subsequent Event

During the second half of 2008, the Company experienced a dramatic downturn in automotive original equipment volume, which resulted in operating losses at its connector-seal facility located in Vienna, Ohio. Because of these losses and because the Company does not believe that it will be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, the Company decided to close this facility and move the production to the Company’s other rubber molding facilities. The Company currently anticipates that the shutdown of the Vienna facility will be substantially completed by June 30, 2009, and that the cost to restructure the connector-seal business will be approximately $1,082,000, which the Company expects to incur during the second and third quarters of 2009. This estimated cost consists of (1) $555,000 for employee related expenses, including, special incentive compensation, severance, and other costs, (2) $422,000 for moving and installation of manufacturing equipment, and (3) $105,000 for start-up expenses. Although there can be no assurance, the Company currently believes, based on appraised values, that it will sell the Vienna, Ohio, manufacturing facility and certain ancillary manufacturing equipment that the Company is not planning to move to its other rubber molding facilities, at an amount that, in the aggregate, will be in excess of the carrying value of these assets. Compared to 2008, the Company currently projects that the restructuring of the connector-seal business will increase the EBITDA of the connector-seal business by approximately $2,500,000 in 2010.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chairman of the Board, President, and Chief Financial Officer, with the participation of members of management of our operating divisions, evaluated, as of December 31, 2008, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our principal executive officers and our principal financial officer have concluded that, because of the deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported to management to allow timely decisions regarding required disclosures because of the significant deficiencies which, in the aggregate, constitute a material weakness, as described below. Notwithstanding management’s assessment of a material weaknesses, we are not aware that the material weakness has resulted in the issuance of any material errors or omissions in our consolidated financial statements contained in our annual report on Form 10-K for 2008 or related disclosures, and we received audit reports from our independent registered public accounting firms on these consolidated financial statements that were unqualified, other than the “going concern” qualification.

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

With the participation of our principal executive officers and our principal financial officer, our management conducted an evaluation of effectiveness of our internal controls over financial reporting as of December 31, 2008, based on the framework and criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The evaluation included a review of, among other things, the documentation of controls, the overall design of the internal controls, and the documentation related to the performance of control activities.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the

Company’s quarterly or annual financial statements will not be detected or prevented prior to issuance. During the course of our evaluation, we identified certain significant deficiencies as of December 31, 2008, that, in our opinion, only when considered in the aggregate, would constitute a “material weakness” in the Company’s internal control over financial reporting as of December 31, 2008. The significant deficiencies noted during our evaluation are set forth below:

•

Incomplete documentation of the internal control system. The Company maintains numerous internal financial controls. Certain controls and procedures are properly documented within the Company’s “Authorization Guidelines and Policy Memoranda.”  Many controls are embedded within our third-party enterprise resource planning system software in use at all of the Company’s manufacturing locations, the software of our third-party cash management system provider, and the software of our Company-wide third-party payroll provider, but are not documented in a methodical fashion outside of these software systems. Other controls, including higher level entity controls, such as the review of our pre-formatted monthly divisional financial reporting package by division controllers and our Chief Financial Officer, President, and Chairman of the Board are not formally documented.

•

We do not have a procedure for documenting the internal control activities performed within the internal control system by our employees.  We currently do not have a procedure in place for our employees to document the internal control activities they perform on a routine basis, such as the review of monthly divisional financial reporting packages, so we do not have evidence that such controls are being performed.

•

Incomplete segregation of duties. At December 31, 2008, the Company consisted of five operating divisions and the Corporate Office. Generally, the five divisions function as independent businesses with their own management staffs and are required, on a monthly basis, to complete an extensive monthly financial reporting package. Because of the size of these facilities, complete segregation of accounting duties is not cost-effective. In its place, we believe that we have sufficient entity-level oversight controls to mitigate the lack of segregation of duties. However, because the completion of oversight controls is not documented, the Company cannot test these oversight controls to prove that the lack of segregation of duties is not an internal control deficiency.

•

The Company has not tested the operational effectiveness of its internal controls over financial reporting. Because we have not adequately documented certain internal controls over financial reporting and lack a procedure for documenting the completion of certain control activities, we are unable to test and prove the effectiveness of those internal controls over financial reporting in accordance with COSO standards. Since we have not completely tested our controls, we cannot determine if our controls over financial reporting were effective.

Because of the material weakness described above, management has concluded that, based on the COSO framework for internal control, the Company did not have effective controls over financial reporting as of December 31, 2008.

This annual report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accountant firm because of the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Remediation of Weaknesses

At December 31, 2008, the several significant deficiencies noted above may, in the aggregate, constitute a material weakness in our internal control over financial reporting. Although it is our intention to remediate these weaknesses, on April 1, 2008, we filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking reorganization relief under the provisions of chapter 11 of the United States Bankruptcy Code. Because of the additional demands placed on our limited number of accounting professionals due to the bankruptcy proceedings and the substantial financial resources required to remediate the deficiencies noted above, we may not be able to remediate the deficiencies prior to the initial audit of our internal control over financial reporting by a registered public accounting firm. If we are unable to remediate the deficiencies prior to this audit, we will encounter difficulties in the audit of our internal controls by our outside independent auditors, which may have an adverse effect on our ability to prepare financial statements in accordance with U.S. generally accepted accounting principles and to comply with the reporting requirements of the Securities and Exchange Commission.

If we have the ability to do so, we intend to take the following actions to address the deficiencies described above:

1.

Establish a set of procedures for documentation of the performance of internal control processes by our employees.

2.

Establish formal documentation for higher level entity controls that are currently undocumented.

3.

Develop a plan for testing of our internal controls in accordance with COSO standards.

4.

Dedicate additional personnel resources to the improvement, monitoring, and testing of our internal controls over financial reporting.

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

None.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors” and “Executive Officers” in the Company’s proxy statement issued in connection with its 2009 Annual Meeting of Stockholders and to be filed with the Securities and Exchange Commission (the Commission) not later than 120 days after December 31, 2008.

Item 11.

EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in the Company’s proxy statement issued in connection with its 2009 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Company’s proxy statement issued in connection with its 2009 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2008.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated by reference to the section entitled “Certain Relationships and Transactions” in the Company’s proxy statement issued in connection with its 2009 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2008.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the section entitled “Ratification of Appointment of Independent Auditors” in the Company’s proxy statement issued in connection with its 2009 Annual Meeting of Stockholders and to be filed with the Commission not later than 120 days after December 31, 2008.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.

Financial Statements

The consolidated financial statements of Lexington Precision Corporation and its wholly owned subsidiary, Lexington Rubber Group, Inc., are included in Part II, Item 8.

2.

Financial Statement Schedule

Schedule II, “Valuation and Qualifying Accounts and Reserves,” is included in this Part IV, Item 15, on page 81. All other schedules are omitted because the required information is not applicable, not material, or included in the consolidated financial statements or the notes thereto.

3.

Exhibits

The exhibits listed on the accompanying exhibit index are filed herewith or incorporated herein by reference.

LEXINGTON PRECISION CORPORATION AND SUBSIDIARY

Schedule II – Valuation and Qualifying Accounts and Reserves

of Continuing Operations

(thousands of dollars)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2008	$476	$283	$24	$735
Year ended December 31, 2007	$412	$210	$146	$476
Year ended December 31, 2006	$697	$55	$340	$412
Inventory Reserve
Year ended December 31, 2008	$612	$231	$65	$778
Year ended December 31, 2007	$417	$379	$184	$612
Year ended December 31, 2006	$435	$245	$263	$417

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION

                           (Registrant)

By: /s/Warren Delano

Warren Delano, President

April 23, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 23, 2009:

Principal Executive Officers and Directors:

/s/Michael A. Lubin

Michael A. Lubin, Chairman of the Board

/s/Warren Delano

Warren Delano, President and Director

Principal Financial and Accounting Officer:

/s/Dennis J. Welhouse

Dennis J. Welhouse, Senior Vice President,

  Chief Financial Officer, and Secretary

Directors:

/s/William B. Conner

William B. Conner, Director

/s/Kenneth I. Greenstein

Kenneth I. Greenstein, Director

/s/Joseph A. Pardo

Joseph A. Pardo, Director

/s/ Elizabeth H. Ruml

Elizabeth H. Ruml, Director

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT	LOCATION
3 – 1	Articles of Incorporation and Restatement thereof
Incorporated by reference from Exhibit 3-1 to Lexington Precision Corporation’s (the “Company”) Form 10-K for the year ended May 31, 1981, located under Securities and Exchange Commission File No. 0-3252 (“1981 10-K”)

3 – 2	By-laws, as amended	Incorporated by reference from Exhibit 3-2 to the Company’s Form 10-K for the year ended December 31, 1998, located under Securities and Exchange Commission File No. 0-3252 (“1998 10-K”)

3 – 3	Certificate of Correction dated September 21, 1976	Incorporated by reference from Exhibit 3-3 to the Company’s Form 10-K for the year ended May 31, 1983, located under Securities and Exchange Commission File No. 0-3252 (“1983 10-K”)

3 – 4	Certificate of Ownership and Merger dated May 24, 1977	Incorporated by reference from Exhibit 3-4 to 1983 10-K

3 – 5	Certificate of Ownership and Merger dated May 31, 1977	Incorporated by reference from Exhibit 3-5 to 1983 10-K

3 – 6	Certificate of Reduction of Capital dated December 30, 1977	Incorporated by reference from Exhibit 3-6 to 1983 10-K

3 – 7	Certificate of Retirement of Preferred Shares dated December 30, 1977	Incorporated by reference from Exhibit 3-7 to 1983 10-K

3 – 8	Certificate of Reduction of Capital dated December 18, 1978	Incorporated by reference from Exhibit 3-8 to 1983 10-K

3 – 9	Certificate of Retirement of Preferred Shares dated December 28, 1978	Incorporated by reference from Exhibit 3-9 to 1983 10-K

3 – 10	Certificate of Reduction of Capital dated January 9, 1979	Incorporated by reference from Exhibit 3-10 to 1983 10-K

3 – 11	Certificate of Reduction of Capital dated December 20, 1979	Incorporated by reference from Exhibit 3-11 to 1983 10-K

3 – 12	Certificate of Retirement of Preferred Shares dated December 20, 1979	Incorporated by reference from Exhibit 3-12 to 1983 10-K

3 – 13	Certificate of Reduction of Capital dated December 16, 1982	Incorporated by reference from Exhibit 3-13 to 1983 10-K

3 – 14	Certificate of Reduction of Capital dated December 17, 1982	Incorporated by reference from Exhibit 3-14 to 1983 10-K

3 – 15	Certificate of Amendment of Restated Certificate of Incorporation dated September 26, 1984	Incorporated by reference from Exhibit 3-15 to the Company’s Form 10-K for the year ended May 31, 1985, located under Securities and Exchange Commission File No. 0-3252

3 – 16	Certificate of Retirement of Stock dated September 24, 1986	Incorporated by reference from Exhibit 4-3 to the Company’s Registration Statement in Form S-2 located under Securities and Exchange Commission File No. 33-9380 (“1933 Act Registration Statement”)

3 – 17	Certificate of Amendment of Restated Certificate of Incorporation dated November 21, 1986	Incorporated by reference from Exhibit 3-17 to the Company’s Form 10-K for the year ended May 31, 1987, located under Securities and Exchange Commission File No. 0-3252

3 – 18	Certificate of Retirement of Stock dated January 15, 1987	Incorporated by reference from Exhibit 4-5 to Amendment No. 1 to 1933 Act Registration Statement

EXHIBIT NUMBER	EXHIBIT	LOCATION

3 – 19	Certificate of Retirement of Stock dated February 22, 1988	Incorporated by reference from Exhibit 3-19 to the Company’s Form 10-K for the year ended May 31, 1989, located under Securities and Exchange Commission File No. 0-3252 (“May 31, 1989 10-K”)

3 – 20	Certificate of Amendment of Restated Certificate of Incorporation dated January 6, 1989	Incorporated by reference from Exhibit 3-20 to May 31, 1989 10-K

3 – 21	Certificate of Retirement of Stock dated August 17, 1989	Incorporated by reference from Exhibit 3-21 to May 31, 1989 10-K

3 – 22	Certificate of Retirement of Stock dated January 9, 1990
Incorporated by reference from Exhibit 3-22 to the Company’s Form 10-K for the seven months ended December 31, 1989, located under Securities and Exchange Commission File No. 0-3252 (“December 31, 1989 10-K”)

3 – 23
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

3 – 24	Certificate of Ownership and Merger dated April 25, 1990	Incorporated by reference from Exhibit 3-24 to December 31, 1989 10-K

3 – 25	Certificate of Elimination of 12% Cumulative Convertible Exchangeable Preferred Stock, Series C, dated June 4, 1990	Incorporated by reference from Exhibit 3-25 to the Company’s Form 10-K for the year ended December 31, 1990, located under Securities and Exchange Commission File No. 0-3252 (“1990 10-K”)

3 – 26	Certificate of Retirement of Stock dated March 6, 1991	Incorporated by reference from Exhibit 3-26 to 1990 10-K

3 – 27	Certificate of Retirement of Stock dated April 29, 1994	Incorporated by reference from Exhibit 3-28 to the Company’s Form 10-K for year the ended December 31, 1994, located under Securities and Exchange Commission File No. 0-3252 (“1994 10-K”)

3 – 28	Certificate of Retirement of Stock dated January 6, 1995	Incorporated by reference from Exhibit 3-27 to 1994 10-K

3 – 29	Certificate of Retirement of Stock dated January 5, 1996	Incorporated by reference from Exhibit 3-29 to the Company’s Form 10-K for year the ended December 31, 1995, located under Securities and Exchange Commission File No. 0-3252

3 – 30	Certificate of Retirement of Stock dated January 6, 1997	Incorporated by reference from Exhibit 3-30 to the Company’s Form 10-K for the year ended December 31, 1996, located under Securities and Exchange Commission File No. 0-3252

3 – 31	Certificate of Retirement of Stock dated January 9, 1998	Incorporated by reference from Exhibit 3-31 to the Company’s Form 10-K for the year ended December 31, 1997, located under Securities and Exchange Commission File No. 0-3252

3 – 32	Certificate of Retirement of Stock dated January 13, 1999	Incorporated by reference from Exhibit 3-32 to the Company’s Form 10-K for the year ended December 31, 1998, located under Securities and Exchange Commission File No. 0-3252

3 – 33	Certificate of Retirement of Stock dated January 26, 2000	Incorporated by reference from Exhibit 3-33 to the Company’s Form 10-K for year the ended December 31, 1999, located under Securities and Exchange Commission File No. 0-3252

3 – 34	Certificate of Designations, Preferences, Rights and Number of Shares of Redeemable Preferred Stock, Series B	Incorporated by reference from Exhibit 3-3 to the Company’s Form 10-K for year the ended December 31, 1981, located under Securities and Exchange Commission File No. 0-3252

EXHIBIT NUMBER	EXHIBIT	LOCATION

4 – 1	Purchase Agreement dated as of February 7, 1985, between the Company and L&D Precision Limited Partnership (“L&D Precision”) and exhibits thereto	Incorporated by reference from Exhibit 4-1 to the Company’s Form 8-K dated February 7, 1985, located under Securities and Exchange Commission File No. 0-3252

4 – 2	Amendment Agreement dated as of April 27, 1990, between the Company and L&D Precision with respect to Purchase Agreement dated as of February 7, 1985	Incorporated by reference from Exhibit 10-2 to 1990 10-K

4 – 3	Recapitalization Agreement dated as of April 27, 1990, between the Company and L&D Woolens Limited Partnership and exhibits thereto	Incorporated by reference from Exhibit 4-10 to December 31, 1989 10-K

4 – 4	Indenture, dated as of December 18, 2003, between the Company and Wilmington Trust Company, as Trustee	Incorporated by reference from Exhibit 4-1 to Form 8-K filed December 18, 2003, located under Securities and Exchange Commission File No. 0-3252 (“December 18, 2003 8-K”)

4 – 5	First Supplemental Indenture, dated May 25, 2007, by and between the Company and Wilmington Trust Company, as Trustee	Incorporated by reference from Exhibit 10-3 to the Company’s Form 10-Q for the period ended March 31, 2006, located under Securities and Exchange Commission File No. 0-3252 (“March 31, 2006 10-Q”)

4 – 6	Registration Rights Agreement, dated as of December 18, 2003, between the Company and Purchasers listed therein	Incorporated by reference from Exhibit 4-2 to December 18, 2003 8-K

4 – 7	Form of Unit	Incorporated by reference from Exhibit 4-3 to December 18, 2003 8-K

4 – 8	Form of Warrant	Incorporated by reference from Exhibit 4-4 to December 18, 2003 8-K

4 – 9	Form of 12% Senior Subordinated Note due August 1, 2009	Incorporated by reference from Exhibit 4-5 to December 18, 2003 8-K

4 – 10	Form of 13% Junior Subordinated Note due November 1, 2009	Incorporated by reference from Exhibit 4-6 to December 18, 2003 8-K

10 – 1	Lexington Precision Corporation Flexible Compensation Plan, as amended	Incorporated by reference from Exhibit 10-3 to the Company’s Form 10-K for the year ended December 31, 1991, located under Securities and Exchange Commission File No. 0-3252 (“1991 10-K”)

10 – 2	1986 Restricted Stock Award Plan, as amended	Incorporated by reference from Exhibit 10-38 to December 31, 1989 10-K

10 – 3	Lexington Precision Corporation Retirement and Savings Plan, as amended	Incorporated by reference from Exhibit 10-5 to December 31, 1998 10-K

10 – 4	Description of 2008 Compensation Arrangements with Lubin, Delano & Company	Filed herewith

10 – 5	Corporate Office 2002 Management Cash Bonus Plan	Incorporated by reference from Exhibit 10-7 to the Company’s Form 10-K for the year ended December 31, 2002, located under Securities and Exchange Commission File No. 0-3252 (“2002 10-K”)

10 – 6	Exchange Agreement, dated as of December 18, 2003, between the Company and each of Michael A. Lubin and Warren Delano	Incorporated by reference from Exhibit 10-1 to December 18, 2003 8-K

10 – 7	Warrant Agent Agreement, Dated as of December 18, 2003, between the Company and Wilmington Trust Company, as Warrant Agent	Incorporated by reference from Exhibit 10-2 to December 18, 2003 8-K

EXHIBIT NUMBER	EXHIBIT	LOCATION

10 – 8	Delphi Corporation Lifetime Contract, dated as of November 22, 2004, by and between Delphi Automotive Systems LLC and Lexington Connector Seals	Incorporated by reference from Exhibit 10-1 to Form 8-K filed November 29, 2004, located under Securities and Exchange Commission File No. 0-3252

10 – 9	Lexington Precision Corporation 2005 Stock Award Plan	Incorporated by reference from Exhibit A to the Proxy Statement on Schedule 14A of Lexington Precision Corporation filed with the Securities and Exchange Commission on April 22, 2005

10 – 10	Form of the Incentive Stock Option Award Agreement Pursuant to the Lexington Precision Corporation 2005 Stock Award Plan	Incorporated by reference from Exhibit 10-2 to Form 8-K filed May 19, 2005, located under Securities and Exchange Commission File No. 0-3252 (“May 19, 2005 8-K”)

10 – 11	Form of the Non-Qualified Stock Option Award Agreement Pursuant to the Lexington Precision Corporation 2005 Stock Award Plan	Incorporated by reference from Exhibit 10-3 to May 19, 2005 8-K

10 – 12	Form of the Restricted Stock Award Agreement Pursuant to the Lexington Precision Corporation 2005 Stock Award Plan	Incorporated by reference from Exhibit 10-4 to May 19, 2005 8-K

10 – 13
Credit and Security Agreement, dated as of May 31, 2006, by and among the Company and Lexington Rubber Group, Inc. (“LRG”), as borrowers, the lenders from time to time party thereto (the “Lenders”), CapitalSource Finance LLC, as collateral agent and administrative agent for the Lenders, and CapitalSource Finance LLC and Webster Business Credit Corporation, as co-documentation agents
Incorporated by reference from Exhibit 10-4 to the March 31, 2006 10-Q

10 – 14	Pledge Agreement, dated as of May 31, 2006, made by the Company in favor of CapitalSource Finance LLC, as agent	Incorporated by reference from Exhibit 10-5 to March 31, 2006 10-Q

10 – 15
Loan and Security Agreement, dated as of May 31, 2006, by and among the Company and LRG, as borrowers, the lenders from time to time party thereto (the “Term Lenders”), and CSE Mortgage LLC, as collateral agent and administrative agent for the Term Lenders
Incorporated by reference from Exhibit 10-6 to March 31, 2006 10-Q

10 – 16	Pledge Agreement, dated as of May 31, 2006, made by the Company in favor of CSE Mortgage LLC, as agent	Incorporated by reference from Exhibit 10-7 to March 31, 2006 10-Q

10 – 17
Intercreditor Agreement, dated as of May 31, 2006, by and between CapitalSource Finance LLC, as agent, and CSE Mortgage LLC, as agent, with the acknowledgment of the Company and LRG, as borrowers, and Webster Business Credit Corporation, CapitalSource Finance LLC, CSE Mortgage LLC, and DMD Special Situations, LLC, as lenders
Incorporated by reference from Exhibit 10-9 to March 31, 2006 10-Q

10 – 18
First Amendment and Default Waiver Agreement dated as of November 20, 2006, among the Company and LRG., as borrowers, and CapitalSource Finance LLC, as a lender, as Agent and as Co-Documentation Agent, Webster Business Credit Corporation, as a lender and as Co-Documentation Agent, CSE Mortgage LLC, as a lender and an Agent, and DMD Special Situations, LLC, as a lender
Incorporated by reference from Exhibit 10-31 to the Company’s Form 10-K for the year ended December 31, 2006, located under Securities and Exchange Commission File No. 0-3252 (“2006 10-K”)

10 – 19	Amendment Agreement dated as of January 31, 2006, between the Company and Michael A. Lubin with respect to the 13% Junior Subordinated Note	Incorporated by reference from Exhibit 10-31 to the 2006 10-K

EXHIBIT NUMBER	EXHIBIT	LOCATION

10 – 20	Agreement, dated May 19, 2007, by and among the Company, LRG., CapitalSource Finance LLC, Webster Business Credit Corporation, CSE Mortgage LLC, and DMD Special Situations Funding, LLC	Incorporated by reference from Exhibit 10-1 to the Company’s Form 10-Q for the period ended March 31, 2007, located under Securities and Exchange Commission File No. 0-3252 (“March 31, 2007 10-Q”)

10 – 21	Forbearance Agreement, dated May 25, 2007, by and among the Company and the holders of 12% Senior Subordinated Notes due August 1, 2009, signatory thereto	Incorporated by reference from Exhibit 10-2 to the March 31, 2007 10-Q

10 – 22
First Amendment, dated July 20, 2007, to the Forbearance Agreement, dated as of May 18, 2007, by and among the Company, LRG, Inc., CapitalSource Finance LLC, Webster Business Credit Corporation, CSE Mortgage LLC, and DMD Special Situations Funding, LLC
Incorporated by reference from Exhibit 10-1 to the Company’s Form 10-Q for the period ended June 30, 2007, located under Securities and Exchange Commission File No. 0-3252

10 – 23
Second Amendment, dated September 24, 2007, to the Forbearance Agreement, dated as of May 18, 2007, by and among the Company, LRG, Inc., CapitalSource Finance LLC, Webster Business Credit Corporation, CSE Mortgage LLC, and DMD Special Situations Funding, LLC

Incorporated by reference from Exhibit 10-1 to the Company’s Form 10-Q for the period ended September 30, 2007, located under Securities and Exchange Commission File No. 0-3252 (“September 30, 2007 10-Q”)

10 – 24
First Amendment, dated September 24, 2007, to the Forbearance Agreement, dated as of May 25, 2007, by and among the Company and the holders of the 12% Senior Subordinated Notes due August 1, 2009, signatory thereto
Incorporated by reference from Exhibit 10-2 to the September 30, 2007 10-Q

10 – 25
Super-Priority DIP Note, dated April 21, 2008, of the Company and LRG. Payable to the order of Lubin Partners LLC, William B. Connor, and ORA Associates LLC in the aggregate principal amount of $4,000,000
Incorporated by reference from Exhibit 10-1 to the Company’s Form 10-Q for the period ended June 30, 2008, located under Securities and Exchange Commission File No. 0-3252 (“June 30, 2008 10-Q”)

10 – 26
Amendment dated April 21, 2008, to Super-Priority DIP Note between the Company and LRG. Payable to the order of Lubin Partners LLC, William B. Connor, and ORA Associates LLC in the aggregate principal amount of $4,000,000
Filed herewith

21 – 1	Significant Subsidiary of Registrant	Filed herewith

31 – 1	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant	Filed herewith

31 – 2	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant	Filed herewith

31 – 3	Rule 13(a) — 14(a) / 15(d) — 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant	Filed herewith

32 – 1
Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith

32 – 2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

EXHIBIT NUMBER	EXHIBIT	LOCATION

32 – 3
Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith