Form 10-Q
period 2009-03-31
LEXINGTON PRECISION CORP
filed 2009-06-04
CIK 12570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X  No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.     (Check one):

Large Accelerated Filer _	Accelerated Filer _
Non-Accelerated Filer _	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes      No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2009, there were 5,021,767 shares of common stock of the Registrant outstanding.

LEXINGTON PRECISION CORPORATION

Quarterly Report on Form 10-Q

- i -

PART I.   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LEXINGTON PRECISION CORPORATION

Consolidated Statements of Operations

(thousands of dollars, except per share data)

(unaudited)

	Three Months Ended
	March 31
	2009	2008
Net sales	$14,165	$21,352
Cost of sales	12,859	18,166
Gross profit	1,306	3,186
Selling and administrative expenses	1,344	1,849
Income (loss) from operations	(38)	1,337
Other income (expense):
Interest expense	(1,860)	(2,774)
Reorganization items, net	(1,484)	–
Loss from continuing operations before income taxes	(3,382)	(1,437)
Income tax provision	9	10
Loss from continuing operations	(3,391)	(1,447)
Loss from discontinued operations	(36)	(15)
Net loss	$(3,427)	$(1,462)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.68)	$(0.30)
Discontinued operations	(0.01)	–
Net loss	$(0.69)	$(0.30)

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION

Consolidated Balance Sheets

(thousands of dollars, except share data)

	March 31,	December 31,
	2009	2008
Assets:	(unaudited)
Current assets:
Cash	$3,657	$5,540
Marketable securities	59	38
Accounts receivable, net of allowances of $738 and $735, respectively	7,695	6,794
Inventories, net	10,406	10,597
Prepaid expenses and other current assets	2,327	2,426
Current assets of discontinued operations	18	7
Total current assets	24,162	25,402
Plant and equipment, net	17,868	18,439
Plant and equipment of discontinued operations, net	1,204	1,231
Goodwill, net	7,623	7,623
Other assets, net	590	633

	$51,447	$53,328

Liabilities and stockholders’ deficit:

Current liabilities:
Accounts payable	$3,201	$3,391
Accrued expenses, excluding interest	4,557	3,382
Accrued interest expense	179	199
Debt in default	33,366	34,175
Debtor-in-possession loan	4,000	4,000
Current portion of long-term debt	16	16
Current liabilities of discontinued operations	150	148
Total current liabilities	45,469	45,311
Liabilities subject to compromise	55,398	54,013
Other Long-term liabilities	379	400
Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 5,021,767 shares issued and outstanding at March 31, 2009, and December 31, 2008	1,245	1,242
Additional paid-in-capital	13,197	13,197
Accumulated deficit	(64,086)	(60,659)
Accumulated other comprehensive loss	(155)	(176)
Total stockholders’ deficit	(49,799)	(46,396)

	$51,447	$53,328

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION

Consolidated Statements of Cash Flows

(thousands of dollars)

(unaudited)

	Three Months Ended
	March 31
	2009	2008
Operating activities:
Net loss	$(3,427)	$(1,462)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Loss from discontinued operations	36	15
Depreciation	1,144	1,352
Amortization included in operations	45	63
Amortization of deferred financing costs and fees	–	251
Increase in accrued reorganization expenses	775	–
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(901)	(1,639)
Inventories, net	191	(198)
Prepaid expenses and other current assets	94	(359)
Accounts payable	(95)	(99)
Accrued expenses, excluding interest	305	210
Accrued interest expense	1,365	1,596
Other Long-term liabilities	(11)	11
Other	–	(20)
Net cash used by continuing operations	(479)	(279)
Net cash used by discontinued operations	(18)	(4)
Net cash used by operating activities	(497)	(283)
Investing activities:
Purchases of plant and equipment	(573)	(725)
Proceeds from sales of assets	–	42
Expenditures for tooling owned by customers	(9)	(35)
Other	5	(33)
Net cash used by investing activities	(577)	(751)
Financing activities:
Prepetition net borrowings under revolving line of credit	–	2,243
Prepetition repayment of debt in default and long-term debt	–	(837)
Postpetition repayment of debt in default and long-term debt	(809)	–
Payment of financing expenses	–	(214)
Net cash provided (used) by financing activities	(809)	1,192

Net decrease in cash	(1,883)	158
Cash at beginning of year	5,540	212
Cash at end of period	$3,657	$370

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Rubber Group, Inc. (collectively, the “Company”).  The significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the Company’s financial position at March 31, 2009, the Company’s results of operations for the three-month periods ended March 31, 2009 and 2008, and the Company’s cash flows for the three-month periods ended March 31, 2009 and 2008.

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

The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.

Bankruptcy Filing

On April 1, 2008, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 08-11153). The Company’s exclusive right to file a plan of reorganization, and solicit acceptances of such plan expired on April 30, 2009.

In connection with the chapter 11 filing, the Company obtained a financing package that consisted of (1) an arrangement with the Company’s senior, secured lenders to freeze the loan under the Company’s revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to utilize the collections on its accounts receivable in the operation of its business through February 25, 2009, which has since been extended to August 21, 2009, and (2) an unsecured, super-priority debtor-in-possession loan in the amount of $4,000,000, which matures on December 31, 2009. On March 31 and May 29, 2009, the Company’s cash on hand totaled $3,657,000 and $3,660,000, respectively. Although there can be no assurance, the Company currently believes that, based on its most recent financial projections, it has adequate liquidity to operate during the chapter 11 proceedings. For more information on the Company’s senior, secured financing and the debtor-in-possession loan, please refer to Note 4, “Debt.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proposed Plan of Reorganization

In December 2008, the Company filed an amended plan of reorganization (the “Amended Plan”) that, if confirmed, would provide for the following distributions:

—

The senior, secured credit facility would be repaid in full in cash;

—

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an initial cash payment equal to 10% of its claim and nine additional cash payments, each equal to 10.75% of their claim, payable quarterly, commencing three months after the effective date of the Amended Plan;

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

If the Amended Plan had become effective on March 31, 2009, $49,792,000 of the Company’s liabilities would have been converted into equity securities. For a detailed description of the Amended Plan, classification and treatment of claims and interests, and the proposed terms of the Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on December 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington. These documents are not incorporated by reference into this Form 10-Q except to the extent that they identify the proposed classification and treatment of claims and interest and the proposed terms of the Series C Preferred Stock.

The Company is currently seeking financing that would permit it to consummate the Amended Plan, prior to taking steps to seek approval of the Amended Plan. There can be no assurance that the Amended Plan will be confirmed or that we will be able to obtain such financing. The Amended Plan may be further amended. If the Amended Plan is not confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Reorganization Items

SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as “reorganization items” in the statements of operations. Reorganization items reflected in the Company’s consolidated financial statements for the three-month period ended March 31, 2009, are set forth below (dollar amounts in thousands):

Three Months Ended
March 31, 2009
Professional fees and expenses incurred directly by the Company	$513
Professional fees and expenses incurred by creditors	951
Other costs	37
Interest income	(17)
Reorganization items, net	$1,484

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has been paying and intends to continue to pay all undisputed postpetition claims in the ordinary course of business.   Liabilities subject to compromise at March 31, 2009, and December 31, 2008, consisted of the following (dollar amounts in thousands):

	March 31,	December 31,
	2009	2008

Accounts payable – continuing operations	$5,432	$5,432
Accounts payable – discontinued operations	174	174
Senior Subordinated Notes	34,177	34,177
Accrued interest on Senior Subordinated Notes	14,422	13,055
Junior Subordinated Note	347	347
Accrued interest on Junior Subordinated Note	120	109
Series B Preferred Stock	660	660
Accrued dividends on Series B Preferred Stock	66	59
Total liabilities subject to compromise	$55,398	$54,013

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

Goodwill Impairment

At March 31, 2009 and December 31, 2008, the Company’s unamortized goodwill totaled $7,623,000, which related entirely to the Rubber Group. At March 31, 2009, the assets of the Rubber Group, including goodwill, totaled $38,795,000. In 2008, EBITDA of the Rubber Group was $11,442,000. In connection with the Company’s chapter 11 proceedings, the Company’s financial advisor, W.Y. Campbell & Company, has prepared several analyses of the value of the Rubber Group, each of which indicated that the fair value of the Rubber Group is in excess of its carrying value. Tests

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for impairment of goodwill are performed using a fair value approach during the fourth quarter of each year and at other times when events or changes in circumstances indicate possible impairment.

Recently Issued Accounting Standards

Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion”

The Company adopted Financial Accounting Standards Board (“FASB”) Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion” (“FSP APB 14-1”), on January 1, 2009.  FSP APB 14-1 requires issuers of convertible debt instruments to separately account for the liability and equity components of interest cost recognized in future periods on convertible debt instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the date the instrument was issued. The adoption of FSP APB 14-1 had no effect on the Company’s results of operations or financial position.

Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133”

The Company adopted FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“FAS 161”), on January 1, 2009. FAS 161 enhances disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (1) an entity uses derivative instruments, (2) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (3) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Because FAS 161 only affects financial disclosure, the adoption of FAS 161 will not affect the Company’s results of operations or financial position.

Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”

The Company adopted FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“FAS 160”), on January 1, 2009. FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, FAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements separate from the parent company’s equity, and that the amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the income statement. The adoption of FAS 160 had no effect on the Company’s results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”

The Company adopted FASB Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), on January 1, 2009. FAS 141R establishes the principles and requirements for how the acquirer of a business shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest in the acquiree. FAS 141R also sets forth guidance on how to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. The adoption of FAS 141R had no effect on the Company’s results of operations or financial position.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”

The Company adopted FASB Staff Position FAS157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which deferred the effective date of FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on an annual basis. The adoption of FAS 157-2 had no effect on the Company’s results of operations or financial position.

Note 2 — Inventories

Inventories at March 31, 2009, and December 31, 2008, are set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2009	2008
Finished goods	$6,383	$6,370
Raw material	2,114	1,923
Work in process	1,909	2,304

	$10,406	$10,597

Note 3 — Plant and Equipment

Plant and equipment at March 31, 2009, and December 31, 2008, is set forth below (dollar amounts in thousands):

	March 31,	December 31,
	2009	2008
Land	$2,276	$2,255
Buildings	13,386	13,378
Equipment	112,566	112,022
	128,228	127,655
Less accumulated depreciation	110,360	109,216
Plant and equipment, net	$17,868	$18,439

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Debt

Debt at March 31, 2009, and December 31, 2008 is set forth below (dollar amounts in thousands):

	March 31, 2009			December 31, 2008
	Not Subject	Subject to		Not Subject	Subject to
	to Compromise	Compromise	Total	to Compromise	Compromise	Total

Debt in default:
Senior, secured credit facility:
Revolving line of credit	$14,219	$–	$14,219	$14,219	$–	$14,219
Equipment term loan	6,042	–	6,042	6,667	–	6,667
Real estate term loan	13,105	–	13,105	13,289	–	13,289
Subtotal	33,366	–	33,366	34,175	–	34,175
Senior Subordinated Notes	–	34,177	34,177	–	34,177	34,177
Junior Subordinated Note	–	347	347	–	347	347
Total debt in default	33,366	34,524	67,890	34,175	34,524	68,699

Debtor-in-possession loan	4,000	–	4,000	4,000	–	4,000

Current portion of long-term debt	16	660	676	16	660	676
Long-term debt:
Series B Preferred Stock	–	660	660	–	660	660
Other	16	–	16	16	–	16
Subtotal	16	660	676	16	660	676
Less current portion	(16)	(660)	(676)	(16)	(660)	(676)
Total long-term debt	-	–	–	–	–	–

Total debt	$37,382	$35,184	$72,566	$38,191	$35,184	$73,375

Senior, Secured Credit Facility

In connection with the Company’s filing under chapter 11 of the Bankruptcy Code on April 1, 2008, the Company and its senior, secured lender, with the approval of the Bankruptcy Court, modified the senior, secured credit facility in the following manner:

1.

A default premium of 2% was eliminated and the interest rates on the various components of the senior, secured facility reverted to the following contractual rates: LIBOR plus 2.75% on outstandings under the revolving line of credit (3.28% at March 31, 2009); LIBOR plus 4.5% for the equipment term loan (5.03% at March 31, 2009); and the prime rate, plus 6%, subject to a minimum interest rate of 11%, on $4,000,000 of the real estate term loan and LIBOR plus 4.5% on the remaining balance of the real estate term loan (weighted average of 6.85% at March 31, 2009).

2.

The principal amount of the loan outstanding under the revolving line of credit was fixed at $14,219,000, and the Company was permitted to utilize, until February 25, 2009, collections

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

on its accounts receivable in the operation of its business. (The Company’s ability to use cash collateral has since been extended to August 21, 2009.)

3.

The Company agreed to continue to make the scheduled monthly principal payments of $208,000 on the equipment term loan, which had an outstanding principal balance of $8,333,000 on the filing date, and $61,000 on the real estate term loan, which had an outstanding principal balance of $13,778,000 on the filing date.

The following financial covenants are presently in effect under the senior, secured financing agreements:

1.

Minimum Cash. Aggregate cash may not be less than the following amounts on the specified measurement dates:

May 29, 2009	$2,111,000
June 5, 2009	$2,032,000
June 12, 2009	$2,063,000
June 19, 2009	$2,394,000
June 26, 2009	$2,712,000
July 3, 2009	$2,103,000
July 10, 2009	$2,028,000
July 17, 2009	$1,793,000
July 24, 2009	$1,996,000
July 31, 2009	$2,076,000
August 7, 2009	$1,483,000
August 14, 2009	$1,323,000
August 21, 2009	$1,348,000

On May 29, 2009, the Company’s aggregate cash was $3,660,000.

2.

Maximum Expenditures. The Company’s cumulative expenditures may not exceed 110% of its cumulative budgeted expenditures for the two-week period ending on June 12, 2009, and on the last day of each two-week period following June 12, 2009.

3.

Minimum Net Sales. The Company’s cumulative net sales are required to be greater than 82% of its cumulative budgeted net sales from April 2, 2008, through the end of every four-week period thereafter. At May 29, 2009, the latest measurement date prior to the issuance of this report, cumulative net sales were $893,000 greater than the minimum level of cumulative net sales, or 83% of our cumulative budgeted net sales from April 2, 2008.

4.

Operational Restructuring of Connector-Seal Business. In connection with the closing of the Company’s connector-seal facility in Vienna, Ohio, and the relocation of production to other rubber molding facilities, the Company has agreed to the following, subject to any changes that the senior, secured lenders may agree to:

(a)

At least 90% of the additional inventories required to facilitate the connector-seal consolidation shall be completed by May 31, 2009, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)

The closure of the Vienna, Ohio, facility shall be substantially completed by June 30, 2009.

The Company has complied with the requirement of building the additional inventories as required in item (a) above.

The Company’s right to utilize cash collateral of the senior, secured lenders will terminate upon the occurrence of the following events if the Company fails to cure any of the events within five days after it receives written notice of the event from the senior, secured lender: (a) failure to comply with the financial covenants, (b) dismissal of the chapter 11 case, (c) conversion of the chapter 11 case to a chapter 7 case, (d) appointment of a trustee to manage the financial affairs of the Company, or (e) occurrence of an event of default as described in the documents governing the use of cash collateral.

The Company believes that the loans outstanding under the senior, secured credit facility and the interest accrued thereon are fully collateralized and will not be impaired under any plan of reorganization. As a result, the Company has continued to accrue and pay the interest on these loans at the contractual rates.

The commencement of proceedings under chapter 11 constituted an event of default under the terms of the agreement governing the senior, secured credit facility. In addition, prior to the chapter 11 filing date, a cross-default existed under the senior, secured credit facility because the Company did not make the interest payment that was due on its Senior Subordinated Notes on November 1, 2006, and has not made any of the quarterly interest payments since that date. As a result, all of the loans under the senior, secured credit facility are classified as debt in default at March 31, 2009 and December 31, 2008.

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

Debtor-in-Possession Loan

The debtor-in-possession loan in the amount of $4,000,000 was approved by the Bankruptcy Court on April 2 and 17, 2008. The debtor-in-possession loan is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%. The debtor-in-possession loan was granted super-priority administration expense status by the Bankruptcy Court. The loan matures on the earliest of (1) December 31, 2009, (2) the effective date of a plan of reorganization, (3) the conversion of the bankruptcy proceedings from chapter 11 to chapter 7, (4) the appointment of a chapter 11 trustee, or (5) an event of default as described in the documents governing the debtor-in-possession loan.

Senior Subordinated Notes

The Senior Subordinated Notes mature on August 1, 2009, and are unsecured obligations, subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at 12% per annum, payable quarterly on February 1, May 1, August 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly interest payments since that date. Pursuant to a forbearance agreement between the Company and a group of six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding, the interest rate on the Senior Subordinated Notes was increased to 16% effective March 9, 2007. Upon the commencement of the chapter 11 proceedings, the interest rate on the Senior Subordinated Notes reverted to 12%. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by certain of the Company’s affiliates and members of their families. At March 31, 2009, accrued interest on the Senior Subordinated Notes totaled $14,422,000. The Senior Subordinated Notes and the accrued interest thereon through March 31, 2009, were classified as liabilities subject to compromise in the Company’s consolidated financial statements at March 31, 2009. The Company continues to accrue interest on the Senior Subordinated Notes at the contractual rate of 12% because the management of the Company believes that the Company is solvent.

Junior Subordinated Note

The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and to the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly interest payments since that date. At March 31, 2009, accrued interest on the Junior Subordinated Note totaled $120,000. The Junior Subordinated Note and the accrued interest thereon through March 31, 2009, were classified as liabilities subject to compromise in the Company’s consolidated financial statements at March 31, 2009. The Company continues to accrue interest on the Junior Subordinated Note at the contractual rate of 13% because the management of the Company believes that the Company is solvent.

Series B Preferred Stock

At March 31, 2009, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $660,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. All of the shares of Series B Preferred Stock are past their scheduled redemption date. In addition, at March 31, 2009, the Company was in arrears on scheduled dividend payments on the Series B Preferred Stock in the aggregate amount of $66,000.

The Series B Preferred Stock is classified as debt in the Company’s consolidated financial statements. At March 31, 2009, the Series B Preferred Stock and accrued dividends thereon were classified as liabilities subject to compromise in the Company’s consolidated financial statements. The Company continues to accrue dividends on the Series B Preferred Stock at the contractual rate of 4% because the management of the Company believes that the Company is solvent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

The Company believes that, at March 31, 2009, the fair value of the loans outstanding under the revolving line of credit, the equipment term loan, the real estate term loan, and the debtor-in-possession loan approximated the principal amounts of such loans. Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.

Cash Interest Paid

Cash interest paid during the three-month periods ended March 31, 2009 and 2008,  including amounts allocated to discontinued operations, totaled $537,000 and $969,000, respectively.

Note 5 — Interest Expense

A breakdown of interest expense for the three-month periods ended March 31, 2009 and 2008, is set forth below (dollar amounts in thousands):

	Three Months Ended
	March 31
	2009	2008
Interest expense at contractual interest rates:
Senior, secured loans	$415	$681
Debtor-in-possession loan	100	–
Senior Subordinated Notes	1,025	1,025
Junior Subordinated Note	11	11
All other	10	57
Subtotal	1,561	1,774

Interest expense resulting from incremental interest rates:
Senior, secured loans – default or forbearance premium	–	172
Senior Subordinated Notes – forbearance premium	–	444
Senior Subordinated Notes – interest on missed interest payments	341	175
Subtotal	341	791

Financing costs and fees	–	251

Total interest expense	1,902	2,816

Less interest expense allocated to discontinued operations	42	42

Interest expense related to continuing operations	$1,860	$2,774

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 — Income Taxes

At March 31, 2009, and December 31, 2008, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month periods ended March 31, 2009 and 2008, consisted of estimated state income taxes.

Note 7 — Net Loss per Common Share

The calculations of basic and diluted net loss per common share for the three-month periods ended March 31, 2009 and 2008, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of warrants to purchase the Company’s common stock were not dilutive. In addition, non-vested shares of restricted common stock issued under the Company’s 2005 Stock Award Plan (the “Plan”) are not considered outstanding common shares for purposes of the calculation of basic net loss per share of common stock because the effect would not be dilutive. As a result, the weighted average number of common shares outstanding used in the calculation of net loss per common share set forth below does not include the assumed conversion of the Series B Preferred Stock, the assumed exercise of the warrants, or the non-vested shares of restricted common stock issued under the Plan.

	Three Months Ended
	March 31
	2009	2008
Numerator – Loss:
Continuing operations	$(3,391)	$(1,447)
Discontinued operations	(36)	(15)
Net loss	$(3,427)	$(1,462)
Denominator – Weighted average shares outstanding	4,980	4,952
Basic and diluted loss per share of common stock:
Continuing operations	$(0.68)	$(0.30)
Discontinued operations	(0.01)	–
Net loss	$(0.69)	$(0.30)

Note 8 — Segments

Description of Segments and Products

The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group manufactures tight-tolerance rubber components, primarily insulators used in aftermarket and original equipment automotive ignition-wire sets, connector seals used in automotive wiring systems, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

systems, syringes, and laparoscopic surgical equipment. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States.

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

The following table summarizes net sales for the three-month periods ended March 31, 2009 and 2008, by the type of product in which the Company’s components were utilized (dollar amounts in thousands):

	Three Months Ended March 31
	2009		2008(1)

Automotive – aftermarket	$6,330	44.7%	$7,025	32.9%
Medical	3,932	27.8	4,011	18.8
Automotive – OEM	3,266	23.1	9,386	44.0
Other	637	4.4	930	4.3

Total net sales	$14,165	100.0%	$21,352	100.0%

(1) For 2008, certain customer accounts have been reclassified to conform to the current year’s classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Financial Data

Information relating to the Company’s operating segments and the Corporate Office for the three-month periods ended March 31, 2009 and 2008, is summarized below (dollar amounts in thousands):

	Three Months Ended
	March 31
	2009	2008
Net sales:
Rubber Group	$12,235	$18,086
Metals Group	1,930	3,266
Total net sales	$14,165	$21,352

Income (loss) from operations:
Rubber Group	$938	$2,338
Metals Group	(414)	54
Subtotal	524	2,392
Corporate Office (1)	(562)	(1,055)
Total income (loss) from operations	$(38)	$1,337

Depreciation and amortization (2):
Rubber Group	$1,059	$1,255
Metals Group	117	148
Subtotal	1,176	1,403
Corporate Office	13	12
Total depreciation and amortization	$1,189	$1,415

Capital expenditures :
Rubber Group	$503	$669
Metals Group	70	47
Subtotal	573	716
Corporate Office	–	9
Total capital expenditures	$573	$725

	Mar. 31,	Dec. 31,
	2009	2008
Assets:
Rubber Group	$38,795	$38,527
Metals Group	7,429	7,680
Subtotal	46,224	46,207
Corporate Office	4,001	5,883
Total assets	$50,225	$52,090

(1)

During the three-month period ended March 31, 2008, Corporate Office expenses included $508,000 of expenses incurred in connection with the Company’s efforts to refinance, restructure, or repay its indebtedness prior to its filing of chapter 11 on April 1, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)

Excludes amortization and write-off of deferred financing expenses, which totaled $251,000 during the three-month period ended March 31, 2008. Amortization and write-off of deferred financing expenses is included in interest expense in the consolidated financial statements.

Note 9 — Accumulated Other Comprehensive Loss

The Company’s marketable securities are valued at their quoted market prices at the close of business on March 31, 2008, in accordance with the guidance set forth in FAS 157 (level 1 inputs). Based on the classification of these marketable securities as available-for-sale, the Company recognized $21,000 of other comprehensive income during the three-month period ended March 31, 2009, and other comprehensive loss of $37,000 during the three-month period ended March 31, 2008.

Note 10 — Discontinued Operations

The results of operations, assets, liabilities, and cash flows of the Company’s former die casting business have been classified as discontinued operations in the consolidated financial statements. During the three-month periods ended March 31, 2009 and 2008, the loss from discontinued operations totaled $36,000 and $15,000, respectively, which included allocated interest expense of $42,000 in each of the three-month periods. At March 31, 2009 and 2008, assets of discontinued operations totaled $1,222,000 and $1,332,000, respectively, which consisted of land and buildings.

Note 11 — Restructuring of Connector-Seal Business

During the second half of 2008, the Company experienced a dramatic downturn in sales of components used in automotive original equipment, which resulted in operating losses at its connector-seal facility in Vienna, Ohio. Because of these losses and because the Company does not believe that it will be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, the Company decided to close this facility and move the production to the Company’s other rubber molding facilities. The Company currently anticipates that the shutdown of the Vienna facility will be substantially completed by June 30, 2009, and that the cost to restructure the connector-seal business will be approximately $945,000, which the Company expects to incur during the first nine months of 2009. This estimated cost consists of (1) $418,000 for employee related expenses, including, special incentive compensation, severance, and other costs, (2) $422,000 for moving and installation of manufacturing equipment, and (3) $105,000 for start-up expenses. During the first quarter of 2009, the Company expensed $124,000 of shutdown costs, of which $112,000 was included in cost of sales and $12,000 was included in selling and administrative expenses in the Company’s consolidated statements of operations. Although there can be no assurance, the Company currently believes, based on independent appraisals, that it should be able to sell the Vienna, Ohio, manufacturing facility and certain manufacturing equipment that the Company is not planning to move to its other rubber molding facilities, at a value that, in the aggregate, will be in excess of the carrying value of these assets. Compared to the operating results of the connector-seal facility for the twelve months ended December 31, 2008, the Company currently projects that the restructuring of the connector-seal business will increase the EBITDA of the connector-seal business by approximately $2,500,000 for the twelve months ending December 31, 2010.

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

For additional discussion about risks and uncertainties that may affect our business, please refer to “Risk Factors” in Part II, Item 1A, and in our annual report on Form 10-K for the year ended December 31, 2008.

Results of Operations — First Quarter of 2009 Versus First Quarter of 2008

Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.

The following table sets forth (in thousands of dollars) our consolidated operating results for the three-month periods ended March 31, 2009 and 2008, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash provided or used by our operating activities for those periods. The term EBITDA, as used by us, does not include reorganization items, which are reflected as “other expense” in the consolidated statements of operations. EBITDA is not a measure of performance under U.S. generally accepted accounting principles (“GAAP”). We have presented EBITDA here and elsewhere in this Form 10-Q for the following reasons:

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

	Three Months Ended March 31
	2009		2008

Net sales	$14,165	100.0%	$21,352	100.0%

Cost of sales	12,859	90.8	18,166	85.1

Gross profit	1,306	9.2	3,186	14.9

Selling and administrative expenses	1,344	9.5	1,849 (1)	8.7

Income (loss) from operations	(38)	(0.3)	1,337	6.3

Other income (expense):
Interest expense	(1,860)	(13.1)	(2,774)	(13.0)
Reorganization items, net	(1,484)	(10.5)	–	–

Loss before income taxes	(3,382)	(23.9)	(1,437)	(6.7)

Income tax provision	9	0.1	10	–

Loss from continuing operations	(3,391)	(24.0)	(1,447)	(6.8)

Add back:
Depreciation and amortization (2)	1,189	8.4	1,415	6.6
Interest expense	1,860	13.1	2,774	13.0
Reorganization items, net	1,484	10.5	–	–
Income tax provision	9	0.1	10	–

EBITDA	1,151	8.1	2,752	12.9

Adjustments to reconcile EBITDA to net cash used by operating activities:
Interest expense	(1,860)	(13.1)	(2,774)	(13.0)
Reorganization items, net	(1,484)	(10.5)	–	–
Amortization and write-off of deferred financing expenses included in interest expense	–	–	251	1.2
Income tax provision	(9)	(0.1)	(10)	–
Net change in accrued reorganization expenses	775	5.5	–	–
Net change in operating assets and liabilities	948	6.7	(498)	(2.3)

Net cash used by operating activities	$(479)	(3.4)%	$(279)	(1.3)%

Net cash used by investing activities	$(577)	(4.1)%	$(751)	(3.5)%

Net cash provided (used) by financing activities	$(809)	(5.7)%	$1,192	5.6%

(footnotes on next page)

(footnotes for the table on prior page)

(1)

Includes $508,000 of expenses incurred in connection with our efforts to refinance, restructure, or repay our indebtedness prior to our filing of chapter 11 on April 1, 2008.

(2)

Does not include the amortization and write-off of deferred financing expenses, which totaled $251,000 during the three-month period ended March 31, 2008, and which is included in interest expense in the consolidated financial statements.

Net sales by the type of product in which our components were utilized for the three-month periods ended March 31, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended March 31
	2009		2008(1)

Automotive – aftermarket	$6,330	44.7%	$7,025	32.9%
Medical	3,932	27.8	4,011	18.8
Automotive – OEM	3,266	23.1	9,386	44.0
Other	637	4.4	930	4.3

Total net sales	$14,165	100.0%	$21,352	100.0%

(1) For 2008, certain customer accounts have been reclassified to conform to the current year’s classification.

Our net sales for the first quarter of 2009 declined by $7,187,000, or 33.7%, compared to the first quarter of 2008. The decrease in net sales was primarily the result of a 65.2% decrease in net sales of automotive components, primarily connector seals for automotive wiring systems, used by original equipment manufacturers (OEMs), as a result of the significant reduction in automotive production levels.

EBITDA for the first quarter of 2009 was $1,151,000, or 8.1% of net sales, compared to EBITDA of $2,752,000, or 12.9% of net sales, for the first quarter of 2008. The change in EBITDA reflected a $1,596,000 decrease in EBITDA at the Rubber Group, a $499,000 decrease in EBITDA at the Metals Group, and a $494,000 increase in EBITDA at the Corporate Office. Excluding the $508,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our indebtedness during the first quarter of 2008, prior to the chapter 11 filing on April 1, 2008, EBITDA was $3,260,000, or 15.3% of net sales.

Net cash used by our operating activities during the first quarter of 2009 totaled $479,000, compared to net cash used by operating activities of $279,000 for 2008.

The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended March 31, 2009 and 2008.

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

The following table sets forth the operating results of the Rubber Group for the three-month periods ended March 31, 2009 and 2008, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended March 31
	2009		2008
Net sales	$12,235	100.0%	$18,086	100.0%
Cost of sales	10,603	86.7	15,093	83.5
Gross profit	1,632	13.3	2,993	16.5
Selling and administrative expenses	694	5.7	655	3.6
Income from operations	938	7.6	2,338	12.9
Add back depreciation and amortization	1,059	8.7	1,255	6.9
EBITDA	$1,997	16.3%	$3,593	19.9%

Net sales by the type of product in which our components were utilized for the three-month periods ended March 31, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended March 31
	2009		2008

Automotive – aftermarket	$6,330	51.7%	$7,025	38.8%
Medical	3,932	32.1	4,011	22.2
Automotive – OEM	1,816	14.8	6,712	37.1
Other	157	1.4	338	1.9
Total net sales	$12,235	100.0%	$18,086	100.0%

During the first quarter of 2009, net sales of the Rubber Group decreased by $5,851,000, or 32.4%, compared to the first quarter of 2008, primarily because of a $4,896,000, or 72.9%, reduction in net sales of components for use in automotive OEM applications, primarily connector seals for automotive wiring systems. This reduction was caused by dramatic production cutbacks by North American automobile manufacturers and related inventory reductions throughout the supply chain during the first quarter of 2009 in response to sharply declining consumer demand for automobiles and light trucks.

Cost of sales as a percentage of net sales increased to 86.7% of net sales during the first quarter of 2009, compared to 83.5% of net sales during the first quarter of 2008, primarily because our connector-seal manufacturing facility in Vienna, Ohio, reported an operating loss of $1,046,000 during the first quarter of 2009, as a result of the underabsorption of fixed or partially fixed costs as a result of sharply reduced sales volume.

Selling and administrative expenses of the Rubber Group increased by $39,000, or 6.0%, during the first quarter of  2009, compared to the first quarter of 2008, primarily because of the addition of two sales professionals. Selling and administrative expenses expressed as a percentage of net sales increased to 5.7% of net sales during the first quarter of 2009, compared to 3.6% during the first quarter of 2008.

During the first quarter of 2009, the Rubber Group’s income from operations totaled $938,000, a decrease of $1,400,000, or 59.9%, compared to the first quarter of 2008. The Rubber Group’s EBITDA for the first quarter of 2009 was $1,997,000, or 16.3% of net sales, compared to $3,593,000, or 19.9% of net sales, for the first quarter of 2008.

During the second half of 2008, we experienced a dramatic downturn in sales of components used in automotive original equipment, which resulted in operating losses at our connector-seal facility in Vienna, Ohio. Because of these losses and because we do not believe that it will be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, we decided to close this facility and move the production to our other rubber molding facilities. We currently anticipate that the shutdown of the Vienna facility will be substantially completed by June 30, 2009, and that the cost to restructure the connector-seal business will be approximately $945,000, which we expect to incur primarily during the first nine months of 2009. This estimated cost consists of (1) $418,000 for employee related expenses, including, special incentive compensation, severance, and other costs, (2) $422,000 for moving and installation of manufacturing equipment, and (3) $105,000 for start-up expenses. During the first quarter of 2009, we incurred $124,000 of shutdown expenses, of which $112,000 was included in cost of sales and $12,000 was included in selling and administrative expenses in our consolidated statements of operations. Although there can be no assurance, we currently believe, based on independent appraisals, that we should be able to sell the Vienna, Ohio, manufacturing facility and certain manufacturing equipment that we are not planning to move to our other rubber molding facilities, at an amount that, in the aggregate, will be in excess of the carrying value of these assets. Compared to the operating results of our connector-seal facility for the twelve months ended December 31, 2008, we currently project that the restructuring of the connector-seal business will increase the EBITDA of the connector-seal business by approximately $2,500,000 during the twelve months ending December 31, 2010.

Metals Group

The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive OEMs.

The following table sets forth the operating results of the Metals Group for the three-month periods ended March 31, 2009 and 2008, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended March 31
	2009		2008
Net sales	$1,930	100.0%	$3,266	100.0%
Cost of sales	2,256	116.9	3,073	94.1
Gross profit	(326)	(16.9)	193	5.9
Selling and administrative expenses	88	4.6	139	4.3
Income (loss) from operations	(414)	(21.5)	54	1.7
Add back depreciation and amortization	117	6.1	148	4.5
EBITDA	$(297)	(15.4)%	$202	6.2%

Net sales by the type of product in which our components were utilized for the three-month periods ended March 31, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended March 31
	2009		2008

Automotive original equipment	$1,450	75.1%	$2,674	81.9%
Other	480	24.9	592	18.1
Total net sales	$1,930	100.0%	$3,266	100.0%

During the first quarter of 2009, net sales of the Metals Group decreased by $1,336,000, or 40.9%, compared to the first quarter of 2008, primarily as a result of reduced net sales of components to automotive OEMs. This reduction was primarily a result of dramatic production cutbacks by North American automobile manufacturers and related inventory reductions throughout the supply chain during the first quarter of 2009 in response to sharply declining consumer demand for automobiles and light trucks.

Cost of sales as a percentage of net sales increased to 116.9% of net sales during the first quarter of 2009 from 94.1% of net sales during the first quarter of 2008, primarily because of the underabsorption of fixed or partially fixed manufacturing overhead during a period of reduced sales volume.

Selling and administrative expenses of the Metals Group decreased by $51,000, or 36.7%, from the first quarter of 2008 to the first quarter of 2009, primarily as a result of a reduction in the number of sales people. Selling and administrative expenses expressed as a percentage of net sales increased to 4.6% of net sales during the first quarter of 2009, compared to 4.3% during the first quarter of 2008.

For the first quarter of 2009, the Metals Group’s loss from operations was $414,000, compared to income from operations of $54,000 for the first quarter of 2008. The Metals Group’s EBITDA for the first quarter of 2009 was negative $297,000, compared to positive $202,000 for 2008.

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

The following table sets forth the operating results of the Corporate Office for the three-month periods ended March 31, 2009 and 2008, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	March 31
	2009	2008
Loss from operations	$(562)	$(1,055)
Add back depreciation and amortization (1)	13	12
EBITDA	$(549)	$(1,043)

(1)

Excludes the amortization and write-off of deferred financing expenses, which totaled $251,000 during the first quarter of 2008 and which is included in interest expense in the consolidated financial statements.

During the first quarter of 2009, Corporate Office expenses decreased to $562,000 from $1,055,000 during the first quarter of 2008. This decrease is primarily attributed to $508,000 of expenses incurred during the first quarter of 2008, prior to our chapter 11 filing on April 1, 2008, in connection with our efforts to refinance, restructure, or repay our indebtedness. Subsequent to our filing of chapter 11 on April 1, 2008, expenses incurred in connection with our efforts to refinance, restructure, or repay our indebtedness were classified as reorganization items in our consolidated statements of operations, in accordance with SOP 90-7. For more information on our efforts to refinance, restructure, or repay our indebtedness, please refer to the section titled “Liquidity and Capital Resources – Liquidity and Filing of Chapter 11” in this Part I, Item 2.

Interest Expense

A breakdown of interest expense for the three-month periods ended March 31, 2009 and 2008, is set forth below (dollar amounts in thousands):

	Three Months Ended
	March 31
	2009	2008
Interest expense at contractual interest rates:
Senior, secured loans	$415	$681
Debtor-in-possession loan	100	–
Senior Subordinated Notes	1,025	1,025
Junior Subordinated Note	11	11
All other	10	57
Subtotal	1,561	1,774

Interest expense resulting from incremental interest rates:
Senior, secured loans – default or forbearance premium	–	172
Senior Subordinated Notes – forbearance premium	–	444
Senior Subordinated Notes – interest on missed interest payments	341	175
Subtotal	341	791

Financing costs and fees	–	251

Total interest expense	1,902	2,816

Less interest expense allocated to discontinued operations	42	42

Interest expense related to continuing operations	$1,860	$2,774

The average amount of debt outstanding during the first quarters of 2009 and 2008, including past due interest payments on which we are accruing interest, was $85,801,000 and $76,632,000, respectively. In the first quarters of 2009 and 2008, cash interest payments were $537,000 and $969,000, respectively. This decrease relates primarily to the modification of our senior, secured credit facility, including, the elimination of a 2% premium charged on outstanding balances under such facility and a reduction in LIBOR and the prime rate.

The Bankruptcy Court has entered a series of orders authorizing certain arrangements pursuant to which we are permitted to utilize the collections on our accounts receivable in the operation of our business. Under those arrangements, the interest rates on our senior, secured debt were reduced from the default rates to the contractual rates, and we agreed to continue to pay the scheduled monthly principal payments on the secured term loans. We continue to accrue interest on our unsecured prepetition debt at the applicable contractual rates because we believe that the company is solvent and that our unsecured debt, including accrued interest thereon, will be paid in full. For more information about the status of our debt, please refer to the section titled “Liquidity and Capital Resources – Liquidity and Filing of Chapter 11” in this Part I, Item 2.

Reorganization Items

SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations. Reorganization items reflected in our consolidated financial statements for the first quarter of 2009, are set forth below (dollar amounts in thousands):

Professional fees and expenses incurred directly by us	$513
Professional fees and expenses incurred by creditors	951
Other costs	37
Interest income	(17)

Reorganization items, net	$1,484

Income Tax Provision

The income tax provisions recorded during the three-month periods ended March 31, 2009 and 2008, consisted of estimated state income taxes.

Discontinued Operation

The results of operations, assets, liabilities, and cash flows of the Company’s former diecasting business have been classified as discontinued operations in the consolidated financial statements. Interest expense allocated to discontinued operations totaled $42,000 in each of the first quarters of 2009 and 2008.

Liquidity and Capital Resources

Operating Activities

During the first quarter of 2009, operating activities of our continuing operations used net cash of $479,000. Net accounts receivable increased by $901,000, or 13.3%, during the first quarter of 2009, primarily because our net product sales during February and March of 2009 were greater than our net product sales during November and December of 2008. Accrued expenses increased by $1,080,000 during the first quarter of 2009, primarily because of an increase in accruals for reorganization expenses.  Accrued interest expense, including accrued interest expense classified as a liability subject to compromise, increased by $1,365,000, or 10.2%, primarily because of additional accruals of interest on our subordinated debt.

Net cash used by operating activities of our discontinued operations during the first quarter of 2009 totaled $18,000.

Investing Activities

During the first quarter of 2009, investing activities of our continuing operations used net cash of $577,000. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $503,000, $70,000, and $0, respectively, primarily for manufacturing equipment and tooling for our automotive aftermarket business. Capital expenditures for the Rubber Group, the Metals

Group, and the Corporate Office are currently projected to total $2,086,000, $523,000, and $8,000, respectively, for 2009.

Financing Activities

During the first quarter of 2009, our financing activities used net cash of $809,000 to make principal payments on our senior, secured term loans.

Liquidity and Filing of Chapter 11

We have not made the scheduled interest payments due on our Senior Subordinated Notes since November 1, 2006. From May 25, 2007, through January 24, 2008, we operated under a forbearance agreement with six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding. While the forbearance agreement was in effect, we were not required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders could not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7%, of the Senior Subordinated Notes outstanding is held by certain of our affiliates and members of their families. The interest rate on the Senior Subordinated Notes was increased from 12% to 16% for the period from March 9, 2007, through March 31, 2008. At March 31, 2009, accrued interest on the Senior Subordinated Notes totaled $14,422,000.

The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our senior, secured debt. Additionally, we were not in compliance with certain financial covenants. From May 25, 2007, through January 24, 2008, we operated under a forbearance arrangement with the senior, secured lenders. The forbearance agreement (1) provided that the senior, secured lenders would take no action to accelerate or collect their loans as a result of any existing default or cross-default, and (2) modified certain of the financial covenants effective March 31, 2007. During the forbearance period, we remained in compliance with all financial covenants, as modified, and we remained current on all principal and interest payments owed to the secured lenders.

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

During the fourth quarter of 2007, we received several offers to purchase all or portions of the assets of the Rubber Group. Based upon these offers and the advice of W.Y. Campbell, we concluded that (1) the value of the Rubber Group alone was significantly in excess of our total indebtedness, and (2) the proposal that would provide the maximum value for all of our constituencies was an offer from a major, multi-national, industrial company to purchase our facility in Rock Hill, South Carolina, which specializes in manufacturing molded rubber components for use in medical devices. The proposed purchase price of $32,000,000 would have resulted in an after-tax gain of approximately $26,000,000.

During January 2008, we approached the six hedge funds that own 74.6% of our Senior Subordinated Notes to advise them of the following:

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

In late January 2008, the six hedge funds responded with an alternative proposal for an extension of the forbearance arrangement. After reviewing this proposal with our counsel and W.Y. Campbell, we concluded that it would not be in the best interests of all of our creditors and equity holders to proceed with an extension on the terms proposed. Further discussions were unproductive and, as a result, the forbearance agreement expired on January 25, 2008. Because the forbearance agreement with the hedge funds was not extended, the forbearance agreement with the senior, secured lenders also expired on January 25, 2008, and we were in default under our senior, secured financing agreements.

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

On April 1, 2008, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 08-11153). This financing package consisted of (1) an arrangement with our senior, secured lenders to freeze the loan under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the collections on our accounts receivable in the operation of our business through February 25, 2009, which has since been extended to August 21, 2009, and (2) an unsecured, super-priority debtor-in-possession loan in the amount of $4,000,000, which matures on December 31, 2009. On March 31 and May 29, 2009, our cash on hand totaled $3,657.000 and $3,560,000, respectively. Although there can be no assurance, we currently believe that, based on our most recent financial projections, we have adequate liquidity to operate during the chapter 11 proceedings. The arrangement with the senior, secured lenders provided for a continuation of the scheduled, monthly principal payments on our term loans, which aggregate $269,000 per month, and the elimination of the default interest premium, so that our interest rates returned to the original contractual rates. The debtor-in-possession loan is subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10%.

Our senior, secured credit facility includes a $17,500,000 revolving line of credit. At April 1, 2008, and March 31, 2009 there were $14,219,000 of loans and $907,000 of letters of credit outstanding under the revolving line of credit. The contractual interest rate on loans under the revolving line of credit is LIBOR plus 2.75% (3.28% at March 31, 2009).

Our equipment term loan had an outstanding principal balance $8,333,000 at April 1, 2008. At March 31, 2009, our equipment term loan had an outstanding principal balance of $6,042,000. The contractual interest rate on the equipment term loan is LIBOR plus 4.5% (5.03% at March 31, 2009).

Our real estate term loan had an outstanding principal balance of  $13,778,000 at April 1, 2008. At March 31, 2009, our real estate term loan had an outstanding principal balance of $13,105,000. The contractual interest rate on the real estate term loan is the prime rate plus 6%, subject to a minimum interest rate of 11%, on $4,000,000 principal amount and LIBOR plus 4.5% on the balance (weighted average of 6.85% at March 31, 2009).

During the second half of 2008, we experienced a dramatic downturn in sales of components used in automotive original equipment, which resulted in operating losses at our connector-seal facility in Vienna, Ohio. Because of these losses and because we do not believe that it will be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, we decided to close this facility and move the production to our other rubber molding facilities. For more information on the restructuring of our connector-seal business, please refer to the discussion of the Rubber Group in the section titled “Results of Operations – First Quarter of 2009 versus First Quarter of 2008” in this Part I, Item 2.

Under the arrangements pursuant to which we are entitled to utilize cash collateral we are required to meet the following financial covenants:

1.

Minimum Cash. Our aggregate cash may not be less than the following amounts on the specified measurement dates:

May 29, 2009	$2,111,000
June 5, 2009	$2,032,000
June 12, 2009	$2,063,000
June 19, 2009	$2,394,000
June 26, 2009	$2,712,000
July 3, 2009	$2,103,000
July 10, 2009	$2,028,000
July 17, 2009	$1,793,000
July 24, 2009	$1,996,000
July 31, 2009	$2,076,000
August 7, 2009	$1,483,000
August 14, 2009	$1,323,000
August 21, 2009	$1,348,000

On May 29, 2009, our aggregate cash was $3,660,000.

2.

Maximum Expenditures. Our cumulative expenditures may not exceed 110% of our cumulative budgeted expenditures for the two-week period ended June 12, 2009, and on the last day of each two-week period following June 12, 2009.

3.

Minimum Net Sales. Our cumulative net sales may not be less than 82% of our cumulative budgeted net sales from April 2, 2008, through the end of every four-week period thereafter. At May 29, 2009, the latest measurement date prior to the issuance of this report, cumulative net sales were $893,000 greater than the minimum level of cumulative net sales, or 83% of our cumulative budget net sales from April 2, 2008.

4.

Operational Restructuring of Connector-Seal Business. In connection with the closing of our connector-seal facility located in Vienna, Ohio, and the relocation of production to other rubber molding facilities, we have agreed to the following, subject to any changes that the senior, secured lender may agree to:

(a)

At least 90% of the additional inventories required to facilitate the connector-seal consolidation shall be completed by May 31, 2009; and

(b)

The closure of the Vienna, Ohio, facility must be substantially completed by June 30, 2009.

We have complied with the requirement of building the additional inventories as required in item (a) above.

Our right to utilize cash collateral will terminate upon the occurrence of the following events if we fail to cure any of the events within five days of receiving written notice of the event from the senior, secured lender: (a) failure to comply with the financial covenants, (b) dismissal of the chapter 11 case, (c) conversion of the chapter 11 case to a chapter 7 case, (d) appointment of  a trustee to manage the financial affairs of the Company, or (e) occurrence of an event of default as described in the documents governing the use of cash collateral.

Although we cannot assure you that we will be successful, our intent in filing for chapter 11 protection was to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in our total indebtedness on a basis that would be fair and equitable to all of our creditors and stockholders. On June 30, 2008, we filed with the Bankruptcy Court a plan of reorganization. In December 2008, we filed an amended plan of reorganization (the “Amended Plan”) that, if confirmed, would provide for the following distributions:

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

If the Amended Plan had become effective on March 31, 2009, $49,792,000 of our liabilities would have been converted into equity securities. For a detailed description of the Amended Plan, the classification and treatment of claims and interests, and the proposed terms of the Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on December 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington. These documents are not incorporated by reference into this Form 10-Q except to the extent that they identify the proposed classification and treatment of claims and interest and the proposed terms of the Series C Preferred Stock.

We are currently seeking financing that would permit us to consummate the Amended Plan, prior to taking steps to seek approval of the Amended Plan. We cannot assure you that the Amended Plan will be confirmed or that we will be able to obtain such financing. The Amended Plan may be further amended. If the Amended Plan is not confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests.

Our aggregate indebtedness at March 31, 2009, totaled $72,566,000 plus $14,542,000 of accrued interest on our subordinated debt, compared to $73,375,000 plus $13,164,000 of accrued interest on our subordinated debt at December 31, 2008.

Including liabilities classified as subject to compromise, we had a net working capital deficit of $76,705,000 at March 31, 2009, compared to a net working capital deficit of $73,922,000 at December 31, 2008.

On March 31 and May 29, 2009, our cash on hand totaled $3,657,000 and $3,560,000, respectively. Although there can be no assurance, we currently believe that, based on our most recent financial projections, we have adequate liquidity to operate during the chapter 11 proceedings.

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

Our consolidated financial statements have been prepared on a “going concern basis,” as such term is used in U.S. GAAP. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to restructure, refinance, or repay our indebtedness is subject to risks and uncertainties. As a result, there is substantial doubt about our ability to continue to report on a going concern basis. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2008, as modified by Note 1 to the consolidated financial statements in this quarterly report on Form 10-Q. The most significant areas involving management judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant. At March 31, 2009, we had outstanding $37,366,000 of floating-rate debt at interest rates equal to either LIBOR plus 2.75%, LIBOR plus 4.5%, the prime rate plus 6%, subject to a minimum interest rate of 11%, or LIBOR plus 7%, subject to a minimum interest rate of 10%, with a weighed-average interest rate of 10%. At March 31, 2009, we had outstanding $35,200,000 of fixed-rate debt with a weighted-average interest rate of 11.9%. We estimate that a one-percentage-point increase or decrease in both LIBOR and the prime rate would increase or decrease our monthly interest expense by approximately $31,000. For further information about our indebtedness, please refer to Note 4, “Debt,” in the notes to our consolidated financial statements in Part I, Item 1.

Item 4T. CONTROLS AND PROCEDURES

Our Chairman of the Board, President, and Chief Financial Officer, with the participation of members of management of our operating divisions, evaluated, as of March 31, 2009, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officers and our principal financial officer concluded that, because of deficiencies in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported to management to allow timely decisions regarding required disclosures because of certain deficiencies which, in the aggregate, constitute a material weakness. This material weakness remained unremediated through March 31, 2009.  Notwithstanding the foregoing, we do not believe that such deficiencies have resulted in any material errors or omissions in the consolidated financial statements contained in our annual reports on Form 10-K for 2008 and 2007, our quarterly reports on Form 10-Q for the three-month periods ended March 31, June 30, and September 30, 2008, and March 31, 2009, or in any related disclosures.

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

Although we cannot assure you that we will be successful, our intent in filing for chapter 11 protection was to use the powers afforded us under the Bankruptcy Code to effect a financial restructuring that would result in a significant reduction in our total indebtedness on a basis that would be fair and equitable to all of our creditors and stockholders. On June 30, 2008, we filed with the Bankruptcy Court a plan of reorganization. On August 8, 2008, we filed an amended plan of reorganization, which was further amended in December 2008 (the “Amended Plan”). On December 8, 2008, the Amended Plan and a proposed disclosure statement with respect to the Amended Plan were filed with the Bankruptcy Court. Although we currently plan to complete the liquidation of the connector-seal business prior to seeking approval of the Amended Plan, if the Amended Plan becomes effective without further amendment, the following distributions would be made:

•

The senior, secured credit facility would be repaid in full in cash;

•

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an initial cash payment equal to 10% of its claim and nine additional cash payments, each equal to 10.75% of their claim, payable quarterly, commencing three months after the effective date of the Amended Plan;

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

If the Amended Plan had become effective on March 31, 2009, $49,792,000 of the Company’s liabilities would have been converted into equity securities. For a detailed description of the Amended Plan, classification and treatment of claims and interests, and the proposed terms of the Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on December 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington. These documents are not incorporated by reference into this Form 10-Q except to the extent that they identify the proposed classification and treatment of claims and interest and the proposed terms of the Series C Preferred Stock.

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

Our consolidated financial statements have been presented on a “going concern basis,” as such term is used in U.S. GAAP. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to reorganize the Company is subject to risks and uncertainties. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.

Bankruptcies by automobile manufacturers may negatively impact our results of operations.

On April 30, 2009, Chrysler LLC (“Chrysler”) filed a voluntary petition for relief under chapter 11 of the bankruptcy code. In addition, on June 1, 2009, General Motors Corporation (“GM”) filed a voluntary petition for relief under chapter 11 of the bankruptcy code. These bankruptcies may have a negative impact on the overall level of manufacturing of domestic automobiles and light trucks, which would negatively affect our net sales and revenues. Sales of Chrysler and GM vehicles may decrease, and thus the number of Chrysler and GM vehicles manufactured that incorporate our products may decrease. Furthermore, there is uncertainty as to when or if Chrysler or GM may emerge from bankruptcy. While we do not sell any components directly to Chrysler or GM, many of our customers incorporate our components into the components they supply to Chrysler and GM. Prolonged bankruptcy proceedings or failure by Chrysler or GM to emerge from bankruptcy may have a material adverse impact on our results of operations and cash flows.

Item 3. DEFAULTS UPON SENIOR SECURITIES

On November 1, 2006, and February 1, May 1, August 1, and November 1, 2007, and February 1, May 1, August 1, and November 1, 2008, and February 1 and May 1, 2009, we failed to pay the quarterly interest payments then due on our $34,177,000 aggregate principal amount of Senior Subordinated Notes. The past due interest payments total $12,729,000 as of the filing date of this Form 10-Q. For an additional discussion about these notes and this default, please refer to “Note 4 – Debt” to our consolidated Financial statements in Part I, Item 1.

Item 6.  EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed herewith or incorporated herein by reference.

LEXINGTON PRECISION CORPORATION

FORM 10-Q

March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION
(Registrant)

June 3, 2009	By: /s/ Michael A. Lubin
Date	Michael A. Lubin
Chairman of the Board

June 3, 2009	By: /s/ Warren Delano
Date	Warren Delano
President

June 3, 2009	By: /s/ Dennis J. Welhouse
Date	Dennis J. Welhouse
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

31-1	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

32-1	Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-2	Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-3	Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.