Form 10-Q
period 2009-06-30
LEXINGTON PRECISION CORP
filed 2009-08-20
CIK 12570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June  30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X  No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes      No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.     (Check one):

Large Accelerated Filer _	Accelerated Filer _
Non-Accelerated Filer _	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes      No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2009, there were 5,021,767 shares of common stock of the Registrant outstanding.

LEXINGTON PRECISION CORPORATION

Quarterly Report on Form 10-Q

- i -

PART I.   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LEXINGTON PRECISION CORPORATION

Consolidated Statements of Operations
(thousands of dollars, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net sales	$15,377	$20,000	$29,542	$41,352
Cost of sales	14,272	16,664	27,131	34,830
Gross profit	1,105	3,336	2,411	6,522
Selling and administrative expenses	1,486	1,454	2,830	3,303
Income (loss) from operations	(381)	1,882	(419)	3,219
Interest expense	1,881	1,966	3,741	4,740
Reorganization items, net expense	944	1,795	2,428	1,795
Loss from continuing operations before income taxes	(3,206)	(1,879)	(6,588)	(3,316)
Income tax provision	9	16	18	26
Loss from continuing operations	(3,215)	(1,895)	(6,606)	(3,342)
Income (loss) from discontinued operations	12	(45)	(24)	(60)
Net loss	$(3,203)	$(1,940)	$(6,630)	$(3,402)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.65)	$(0.38)	$(1.33)	$(0.68)
Discontinued operations	0.01	(0.01)	–	(0.01)
Net loss	$(0.64)	$(0.39)	$(1.33)	$(0.69)

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION

Consolidated Balance Sheets
(thousands of dollars, except share data)

	June 30,	December 31,
	2009	2008
Assets:	(unaudited)
Current assets:
Cash	$3,579	$5,540
Marketable securities	83	38
Accounts receivable, net of allowances of $837 and $735, respectively	7,803	6,794
Inventories, net	8,072	10,597
Prepaid expenses and other current assets	1,385	2,426
Current assets of discontinued operations	31	7
Total current assets	20,953	25,402
Plant and equipment, net	17,102	18,439
Plant and equipment of discontinued operations, net	1,177	1,231
Goodwill, net	7,623	7,623
Other assets, net	512	633
	$47,367	$53,328
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$2,240	$3,391
Accrued expenses, excluding interest	3,932	3,382
Accrued interest expense	165	199
Debt in default	32,558	34,175
Debtor-in-possession loan	4,000	4,000
Current portion of long-term debt	16	16
Current liabilities of discontinued operations	151	148
Total current liabilities	43,062	45,311
Liabilities subject to compromise	56,812	54,013
Other long-term liabilities	468	400
Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 5,021,767 shares issued and outstanding at June 30, 2009, and December 31, 2008	1,245	1,242
Additional paid-in-capital	13,200	13,197
Accumulated deficit	(67,289)	(60,659)
Accumulated other comprehensive loss	(131)	(176)
Total stockholders’ deficit	(52,975)	(46,396)
	$47,367	$53,328

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION

Consolidated Statements of Cash Flows
(thousands of dollars)
(unaudited)

	Six Months Ended
	June 30
	2009	2008
Operating activities:
Net loss	$(6,630)	$(3,402)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Loss from discontinued operations	24	60
Depreciation	2,296	2,633
Amortization included in operations	73	124
Amortization of deferred financing costs and fees	–	251
Increase in accrued reorganization expenses	86	1,509
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(1,009)	644
Inventories, net	2,525	(747)
Prepaid expenses and other current assets	1,034	(387)
Accounts payable	(806)	548
Accrued expenses, excluding interest	119	347
Accrued interest expense	2,765	2,841
Other long-term liabilities	138	–
Other	16	(6)
Net cash provided by continuing operations	631	4,415
Net cash provided by discontinued operations	9	2
Net cash provided by operating activities	640	4,417
Investing activities:
Purchases of plant and equipment	(1,077)	(1,663)
Proceeds from sales of assets	126	42
Expenditures for tooling owned by customers	(41)	(46)
Other	8	(77)
Net cash used by investing activities	(984)	(1,744)
Financing activities:
Issuance of debtor-in-possession note	–	4,000
Prepetition net borrowings under revolving line of credit	–	3,587
Prepetition repayment of debt in default and long-term debt	–	(837)
Postpetition repayment of debt in default and long-term debt	(1,617)	(826)
Payment of financing expenses	–	(214)
Net cash provided (used) by financing activities	(1,617)	5,710

Net increase (decrease) in cash	(1,961)	8,383
Cash at beginning of year	5,540	212
Cash at end of period	$3,579	$8,595

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Rubber Group, Inc. (collectively, the “Company”). The significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the Company’s financial position at June 30, 2009, the Company’s results of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and the Company’s cash flows for the six-month periods ended June 30, 2009 and 2008.

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

The results of operations for the three-month period ended June 30, 2009, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.

Bankruptcy Filing

On April 1, 2008, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 08-11153). The Company’s exclusive right to file a plan of reorganization and solicit acceptances of such plan expired on April 30, 2009.

In connection with the chapter 11 filing, the Company obtained a financing package that consisted of (1) an arrangement with the Company’s senior, secured lenders to freeze the loan under the Company’s revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to utilize the collections on its accounts receivable in the operation of its business through February 25, 2009, which has since been extended to September 25, 2009, and (2) an unsecured, super-priority debtor-in-possession loan in the amount of $4,000,000, which matures on December 31, 2009, unless otherwise extended. On June 30 and August 14, 2009, the Company’s available cash on hand totaled $3,579,000 and $2,950,000, respectively. Although there can be no assurance, the Company currently believes that, based on its most recent financial projections, it has adequate liquidity to operate during the chapter 11 proceedings. For more information on the Company’s senior, secured financing and the debtor-in-possession loan, please refer to Note 4, “Debt.”

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

If the Amended Plan had become effective on June 30, 2009, $51,206,000 of the Company’s liabilities would have been converted into equity securities. For a detailed description of the Amended Plan, classification and treatment of claims and interests, and the proposed terms of the Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on December 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington. These documents are not incorporated by reference into this Form 10-Q, except to the extent that they identify the proposed classification and treatment of claims and interest and the proposed terms of the Series C Preferred Stock.

The Company requires financing in order to consummate the Amended Plan. There can be no assurance that the Amended Plan will be confirmed or that the Company will be able to obtain such financing. The Amended Plan may be further amended. If the Amended Plan is not confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reorganization Items

SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as “reorganization items” in the statements of operations. Reorganization items reflected in the Company’s consolidated financial statements for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, are set forth below (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Professional fees and expenses incurred directly by the Company	$322	$1,024	$835	$1,024
Professional fees and expenses incurred by creditors	509	625	1,460	625
Other costs	123	177	160	177
Interest income	(10)	(31)	(27)	(31)
Reorganization items, net expense	$944	$1,795	$2,428	$1,795

Liabilities Subject to Compromise

SOP 90-7 requires that certain prepetition claims against the Company that are unsecured or under-secured be classified in the balance sheet as “liabilities subject to compromise.” Additional claims that are subject to compromise may arise subsequent to the filing date as a result of the rejection of executory contracts or because claims are allowed as a result of the resolution of contingencies or disputes. On June 30, 2008, the Bankruptcy Court entered an order establishing August 15, 2008, as the bar date for the filing of all prepetition claims other than claims held by government units. The bar date for government units to file prepetition claims was September 29, 2008. The bar date was the date on which claims against the Company that arose prior to the filing date must have been filed in order for the claimant to receive any distribution in the chapter 11 case. The bar dates have passed and, absent relief from the Bankruptcy Court, no additional claims may be filed against the Company. No claims or asserted claims were filed that were not already known to the Company as of April 1, 2008. Although prepetition claims are generally stayed, on April 2 and April 22, 2008, the Company received approvals from the Bankruptcy Court to pay or otherwise honor, subject to certain conditions, certain prepetition obligations critical to its continued operation, including employee wages and benefits, workers’ compensation and product liability insurance programs, certain customer programs, and common carrier charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has been paying and intends to continue to pay all undisputed postpetition claims in the ordinary course of business. Liabilities subject to compromise at June 30, 2009, and December 31, 2008, consisted of the following (dollar amounts in thousands):

	June 30,	December 31,
	2009	2008

Accounts payable – continuing operations	$5,432	$5,432
Accounts payable – discontinued operations	174	174
Senior Subordinated Notes	34,177	34,177
Accrued interest on Senior Subordinated Notes	15,818	13,055
Junior Subordinated Note	347	347
Accrued interest on Junior Subordinated Note	131	109
Series B Preferred Stock	660	660
Accrued dividends on Series B Preferred Stock	73	59
Total liabilities subject to compromise	$56,812	$54,013

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

Going Concern Basis

The Company’s consolidated financial statements have been prepared on a “going concern basis,” as such term is used in U.S. generally accepted accounting principles (“GAAP”). A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to restructure, refinance, or repay its indebtedness is subject to risks and uncertainties. As a result, there is substantial doubt about the Company’s ability to continue to report on a going concern basis. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.

Goodwill Impairment

At June 30, 2009, and December 31, 2008, the Company’s unamortized goodwill totaled $7,623,000, which related entirely to the Rubber Group. At June 30, 2009, the assets of the Rubber Group, including goodwill, totaled $36,152,000. In connection with the Company’s chapter 11 proceedings, the Company’s financial advisor, W.Y. Campbell & Company, has prepared several analyses of the value of the Rubber Group, each of which indicated that the fair value of the Rubber Group is in excess of its carrying value. Tests for impairment of goodwill are performed using a fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

value approach during the fourth quarter of each year and at other times when events or changes in circumstances indicate possible impairment.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 165, “Subsequent Events”

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 does not result in significant changes in current recognition or disclosure standards, but requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 also clarifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements for the periods ended June 30, 2009. For purposes of this accounting standard, the Company has evaluated subsequent events through August 20, 2009, the date these financial statements were issued.

Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”) as the single source of GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during its interim period ending September 30, 2009, and is not expected to have any impact on the Company’s financial statements.

Note 2 — Inventories

Inventories at June 30, 2009, and December 31, 2008, are set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2009	2008
Finished goods	$4,554	$6,370
Raw material	2,033	1,923
Work in process	1,485	2,304
	$8,072	$10,597

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Plant and Equipment

Plant and equipment at June 30, 2009, and December 31, 2008, is set forth below (dollar amounts in thousands):

	June 30,	December 31,
	2009	2008
Land	$2,287	$2,255
Buildings	13,406	13,378
Equipment	110,697	112,022
	126,390	127,655
Less accumulated depreciation	109,288	109,216
Plant and equipment, net	$17,102	$18,439

Note 4 — Debt

Debt at June 30, 2009, and December 31, 2008 is set forth below (dollar amounts in thousands):

	June 30, 2009			December 31, 2008
	Not Subject	Subject to		Not Subject	Subject to
	to Compromise	Compromise	Total	to Compromise	Compromise	Total

Debt in default:
Senior, secured credit facility:
Revolving line of credit	$14,219	$–	$14,219	$14,219	$–	$14,219
Equipment term loan	5,417	–	5,417	6,667	–	6,667
Real estate term loan	12,922	–	12,922	13,289	–	13,289
Subtotal	32,558	–	32,558	34,175	–	34,175
Senior Subordinated Notes	–	34,177	34,177	–	34,177	34,177
Junior Subordinated Note	–	347	347	–	347	347
Total debt in default	32,558	34,524	67,082	34,175	34,524	68,699

Debtor-in-possession loan	4,000	–	4,000	4,000	–	4,000

Current portion of long-term debt	16	660	676	16	660	676
Long-term debt:
Series B Preferred Stock	–	660	660	–	660	660
Other	16	–	16	16	–	16
Subtotal	16	660	676	16	660	676
Less current portion	(16)	(660)	(676)	(16)	(660)	(676)
Total long-term debt	–	–	–	–	–	–

Total debt	$36,574	$35,184	$71,758	$38,191	$35,184	$73,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior, Secured Credit Facility

In connection with the Company’s filing under chapter 11 of the Bankruptcy Code on April 1, 2008, the Company and its senior, secured lender, with the approval of the Bankruptcy Court, modified the senior, secured credit facility in the following manner:

1.

A default premium of 2% was eliminated and the interest rates on the various components of the senior, secured facility reverted to the following contractual rates: LIBOR plus 2.75% (3.07% at June 30, 2009) on outstanding amounts under the revolving line of credit; LIBOR plus 4.5% (4.82% at June 30, 2009) for the equipment term loan; and the prime rate, plus 6%, subject to a minimum interest rate of 11% (in effect at June 30, 2009), on $4,000,000 of the real estate term loan and LIBOR plus 4.5% (4.82% at June 30, 2009) on the remaining balance of the real estate term loan (weighted average rate for the entire real estate loan of 6.73% at June 30, 2009).

2.

The principal amount of the loan outstanding under the revolving line of credit was fixed at $14,219,000, and the Company was permitted to utilize, until February 25, 2009 (since extended to September 25, 2009), collections on its accounts receivable in the operation of its business.

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

The following financial covenants are presently in effect under the senior, secured financing agreements:

1.

Minimum Cash. Aggregate cash may not be less than $1,342,000 on August 21, 2009, nor less than $2,000,000 on the last day of each week thereafter. At August 14, 2009, the Company’s aggregate cash was $2,950,000.

2.

Maximum Expenditures. The Company’s cumulative expenditures may not exceed 110% of its cumulative budgeted expenditures for the two-week period ending on June 12, 2009, and on the last day of each two-week period following June 12, 2009. At August 7, 2009, the latest measurement date prior to the issuance of this report, the Company’s cumulative expenditures were $2,297,000 less than 110% of cumulative budgeted expenditures.

3.

Minimum Net Sales. The Company’s cumulative net sales are required to be greater than 82% of its cumulative budgeted net sales from April 2, 2008, through the end of every four-week period thereafter. At July 24, 2009, the latest measurement date prior to the issuance of this report, cumulative net sales were $2,592,000 greater than the minimum level of cumulative net sales and aggregated 84.6% of our cumulative budgeted net sales from April 2, 2008.

The Company’s right to utilize cash collateral of the senior, secured lenders will terminate upon the occurrence of the following events if the Company fails to cure any of the events within five days after it receives written notice of the event from the senior, secured lender: (a) failure to comply with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The commencement of proceedings under chapter 11 constituted an event of default under the terms of the agreement governing the senior, secured credit facility. In addition, prior to the chapter 11 filing date, a cross-default existed under the senior, secured credit facility because the Company did not make the interest payment that was due on its Senior Subordinated Notes on November 1, 2006, and has not made any of the quarterly interest payments since that date. As a result, all of the loans under the senior, secured credit facility are classified as debt in default at June 30, 2009, and December 31, 2008.

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

Debtor-in-Possession Loan

The debtor-in-possession loan in the amount of $4,000,000 was approved by the Bankruptcy Court on April 2 and 17, 2008. The debtor-in-possession loan is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10% (in effect at June 30, 2009). The debtor-in-possession loan was granted super-priority administration expense status by the Bankruptcy Court. The loan matures on the earliest of (1) December 31, 2009, unless otherwise extended, (2) the effective date of a plan of reorganization, (3) the conversion of the bankruptcy proceedings from chapter 11 to chapter 7, (4) the appointment of a chapter 11 trustee, or (5) an event of default as described in the documents governing the debtor-in-possession loan.

Senior Subordinated Notes

The Senior Subordinated Notes matured on August 1, 2009, and are unsecured obligations, subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at 12% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly interest payments since that date. In addition, the Company did not pay the principal amount of the Senior Subordinated Notes on their maturity. Pursuant to a forbearance agreement between the Company and a group of six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding, the interest rate on the Senior Subordinated Notes was increased to 16% effective March 9, 2007. Upon the commencement of the chapter 11 proceedings, the interest rate on the Senior Subordinated Notes reverted to 12%. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by certain of the Company’s affiliates and members of their families. At June 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2009, accrued interest on the Senior Subordinated Notes totaled $15,818,000. The Senior Subordinated Notes and the accrued interest thereon through June 30, 2009, were classified as liabilities subject to compromise in the Company’s consolidated financial statements at June 30, 2009. The Company continues to accrue interest on the Senior Subordinated Notes at the contractual rate of 12% because the management of the Company believes that the Company is solvent.

Junior Subordinated Note

The Junior Subordinated Note matures on November 1, 2009, and is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and to the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly interest payments since that date. At June 30, 2009, accrued interest on the Junior Subordinated Note totaled $131,000. The Junior Subordinated Note and the accrued interest thereon through June 30, 2009, were classified as liabilities subject to compromise in the Company’s consolidated financial statements at June 30, 2009. The Company continues to accrue interest on the Junior Subordinated Note at the contractual rate of 13% because the management of the Company believes that the Company is solvent.

Series B Preferred Stock

At June 30, 2009, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $660,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), and (4) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. All of the shares of Series B Preferred Stock are past their scheduled redemption date. In addition, at June 30, 2009, the Company was in arrears on scheduled dividend payments on the Series B Preferred Stock in the aggregate amount of $73,000.

The Series B Preferred Stock is classified as debt in the Company’s consolidated financial statements. At June 30, 2009, the Series B Preferred Stock and accrued dividends thereon were classified as liabilities subject to compromise in the Company’s consolidated financial statements. The Company continues to accrue dividends on the Series B Preferred Stock at the contractual rate of 4% because the management of the Company believes that the Company is solvent.

Fair Value of Financial Instruments

The Company believes that, at June 30, 2009, the fair value of the loans outstanding under the revolving line of credit, the equipment term loan, the real estate term loan, and the debtor-in-possession loan approximated the principal amounts of such loans. Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Interest Paid

Cash interest paid during the six-month periods ended June 30, 2009 and 2008,  including amounts allocated to discontinued operations, totaled $1,060,000 and $1,684,000, respectively.

Note 5 — Interest Expense

A breakdown of interest expense for the three-month and six-month periods ended June 30, 2009 and 2008, is set forth below (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Interest expense at contractual interest rates:
Senior, secured loans	$404	$627	$819	$1,308
Debtor-in-possession loan	101	88	201	88
Senior Subordinated Notes	1,026	1,026	2,051	2,051
Junior Subordinated Note	12	12	23	23
All other	9	9	19	66
Subtotal	1,552	1,762	3,113	3,536

Interest expense resulting from incremental interest rates:
Senior, secured loans – default or forbearance premium	–	–	–	172
Senior Subordinated Notes – forbearance premium	–	–	–	411
Senior Subordinated Notes – interest on missed interest payments	371	246	712	454
Subtotal	371	246	712	1,037

Financing costs and fees	–	–	–	251

Total interest expense	1,923	2,008	3,825	4,824

Less interest expense allocated to discontinued operations	42	42	84	84

Interest expense related to continuing operations	$1,881	$1,966	$3,741	$4,740

Note 6 — Income Taxes

At June 30, 2009, and December 31, 2008, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and six-month periods ended June 30, 2009 and 2008, consisted of estimated state income taxes.

Note 7 — Net Loss per Common Share

The calculations of basic and diluted net loss per common share for the three-month and six-month periods ended June 30, 2009 and 2008, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of warrants to purchase the Company’s common stock were not dilutive. In addition, non-vested shares of restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

common stock issued under the Company’s 2005 Stock Award Plan (the “Plan”) are not considered outstanding common shares for purposes of the calculation of basic net loss per share of common stock because the effect would not be dilutive. As a result, the weighted average number of common shares outstanding used in the calculation of basic and diluted loss per share of common stock set forth below does not include the assumed conversion of the Series B Preferred Stock, the assumed exercise of the warrants, or the non-vested shares of restricted common stock issued under the Plan.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Numerator – Loss:
Continuing operations	$(3,215)	$(1,895)	$(6,606)	$(3,342)
Discontinued operations	12	(45)	(24)	(60)
Net loss	$(3,203)	$(1,940)	$(6,630)	$(3,402)
Denominator – Weighted average shares outstanding	4,980	4,962	4,975	4,957
Basic and diluted loss per share of common stock:
Continuing operations	$(0.65)	$(0.38)	(1.33)	$(0.68)
Discontinued operations	0.01	(0.01)	–	(0.01)
Net loss	$(0.64)	$(0.39)	$(1.33)	$(0.69)

Note 8 — Segments

Description of Segments and Products

The Company has two operating segments, the Rubber Group and the Metals Group. The Rubber Group manufactures tight-tolerance rubber components, primarily insulators used in aftermarket and original equipment automotive ignition-wire sets, connector seals used in automotive wiring systems, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and laparoscopic surgical equipment. The Rubber Group currently operates manufacturing facilities in Jasper, Georgia, North Canton, Ohio, and Rock Hill, South Carolina. The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks at a manufacturing facility located in Rochester, New York. The Rubber Group and the Metals Group conduct substantially all of their business in the continental United States.

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

Sales by Market

The following table summarizes net sales for the three-month and six-month periods ended June 30, 2009 and 2008, by the type of market in which the Company’s components were utilized (dollar amounts in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2009		2008 (1)		2009		2008 (1)
Automotive – aftermarket	$6,840	44.5%	$7,584	37.9%	$13,170	44.6%	$14,609	35.3%
Medical	3,834	24.9	4,250	21.3	7,766	26.3	8,261	20.0
Automotive – OEM	4,124	26.8	7,160	35.8	7,390	25.0	16,546	40.0
Other	579	3.8	1,006	5.0	1,216	4.1	1,936	4.7

Total net sales	$15,377	100.0%	$20,000	100.0%	$29,542	100.0%	$41,352	100.0%

(1) In order to conform to the method of classification used in 2009, the amount of net sales shown for each market classification in 2008 may have changed from amounts previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Financial Data

Information relating to the Company’s operating segments and the Corporate Office for the three-month and six-month periods ended June 30, 2009 and 2008, is summarized below (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net sales:
Rubber Group	$13,090	$17,230	$25,325	$35,316
Metals Group	2,287	2,770	4,217	6,036
Total net sales	$15,377	$20,000	$29,542	$41,352

Income (loss) from operations:
Rubber Group	$588	$2,532	$1,526	$4,870
Metals Group	(362)	(74)	(776)	(20)
Subtotal	226	2,458	750	4,850
Corporate Office (1)	(607)	(576)	(1,169)	(1,631)
Total income (loss) from operations	$(381)	$1,882	$(419)	$3,219

Depreciation and amortization (2):
Rubber Group	$1,055	$1,189	$2,114	$2,444
Metals Group	113	140	230	288
Subtotal	1,168	1,329	2,344	2,732
Corporate Office	12	13	25	25
Total depreciation and amortization	$1,180	$1,342	$2,369	$2,757

Capital expenditures :
Rubber Group	$476	$840	$979	$1,509
Metals Group	28	96	98	143
Subtotal	504	936	1,077	1,652
Corporate Office	–	2	–	11
Total capital expenditures	$504	$938	$1,077	$1,663

	June 30,	Dec. 31,
	2009	2008
Assets:
Rubber Group	$36,152	$38,527
Metals Group	6,147	7,680
Subtotal	42,299	46,207
Corporate Office	3,860	5,883
Total assets	$46,159	$52,090

(1)

During the six-month period ended June 30, 2008, Corporate Office expenses included $508,000 of expenses incurred in connection with the Company’s efforts to refinance, restructure, or repay its indebtedness prior to its filing of chapter 11 on April 1, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)

Excludes amortization and write-off of deferred financing expenses, which totaled $251,000 during the six-month period ended June 30, 2008. Amortization and write-off of deferred financing expenses is included in interest expense in the consolidated financial statements.

Note 9 — Accumulated Other Comprehensive Loss

The Company’s marketable securities are valued at their quoted market prices at the close of business on June 30, 2008, in accordance with the guidance set forth in FAS 157 (level 1 inputs). Based on the classification of these marketable securities as available-for-sale, the Company recognized other comprehensive income of $24,000 and $45,000 during the three-month and six-month periods ended June 30, 2009, respectively, and other comprehensive losses of $31,000 and $68,000 during the three-month and six-month periods ended June 30, 2008, respectively.

Note 10 — Discontinued Operations

The results of operations, assets, liabilities, and cash flows of the Company’s former diecasting business have been classified as discontinued operations in the consolidated financial statements. During the three-month periods ended June 30, 2009 and 2008, the income (loss) from discontinued operations totaled $12,000 and $(45,000), respectively, which included allocated interest expense of $42,000 in each of the three-month periods. During the six-month periods ended June 30, 2009 and 2008, the loss from discontinued operations totaled $24,000 and $60,000, respectively, which included allocated interest expense of $84,000 in each of the six-month periods. At June 30, 2009 and 2008, assets of discontinued operations totaled $1,208,000 and $1,290,000, respectively, which consisted primarily of land and buildings.

Note 11 — Restructuring of Connector-Seal Business

During the last six months of 2008, the Company experienced a dramatic downturn in sales of components used in automotive original equipment, which resulted in operating losses at its connector-seal facility in Vienna, Ohio. Because of these losses and because the Company did not believe that it would be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, the Company decided to close this facility and move the production to the Company’s other rubber molding facilities. The shutdown of the Vienna facility was substantially completed on July 31, 2009. The estimated cost to restructure the connector-seal business, including the cost to move the production at this facility to the Company’s other rubber molding facilities, will total approximately $636,000, which consists of (1) $392,000 for employee related expenses, including, special incentive compensation, severance, and other costs, (2) $159,000 for start-up expenses at the new manufacturing locations, and (3) $85,000 for moving and installation of manufacturing equipment. During the three-month period ended June 30, 2009, the Company expensed $356,000 of restructuring costs, of which $333,000 was included in cost of sales and $23,000 was included in selling and administrative expenses in the Company’s consolidated statements of operations. During the six-month period ended June 30, 2009, the Company expensed $480,000 of restructuring costs, of which $444,000 was included in cost of sales and $36,000 was included in selling and administrative expenses in the Company’s consolidated statements of operations. At June 30, 2009, the Company had accrued $80,000 on its consolidated balance sheet for severance awards and termination benefits granted to employees of the Vienna, Ohio, facility. These accrued benefits are scheduled to be paid out during the third quarter of 2009. Although there can be no assurance, the Company currently believes, based on independent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

appraisals, that it should be able to sell the Vienna, Ohio, manufacturing facility and certain manufacturing equipment that the Company is not planning to move to its other rubber molding facilities, at a value that will be in excess of the carrying value of these assets.

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

Subsequent Events

Our Senior Subordinated Notes matured on August 1, 2009. The Company did not pay the principal amount of the Senior Subordinated Notes at their maturity. The Company continues to accrue interest on the Senior Subordinated Notes at the contractual rate of 12% because the management of the Company believes that the Company is solvent.

Results of Operations — Second Quarter of 2009 Versus Second Quarter of 2008

Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.

The following table sets forth (in thousands of dollars) our consolidated operating results for the three-month periods ended June 30, 2009 and 2008, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash provided or used by our operating activities for those periods. The term EBITDA, as used by us, does not include reorganization items, which are classified as nonoperating expense in our consolidated statements of operations. EBITDA is not a measure of performance under GAAP. We have presented EBITDA here and elsewhere in this Form 10-Q for the following reasons:

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

4.

EBITDA does not reflect reorganization items, which primarily represent expenses and provisions for losses that can be directly associated with the reorganization and restructuring of our business under chapter 11. Reorganization items that are expenses represent a reduction in cash available to us, either currently or in the future.

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

Also included in the table are the net cash flows provided or used by our investing activities and financing activities (dollar amounts in thousands):

	Three Months Ended June 30
	2009		2008
Net sales	$15,377	100.0%	$20,000	100.0%
Cost of sales	14,272	92.8	16,664	83.3
Gross profit	1,105	7.2	3,336	16.7
Selling and administrative expenses (1)	1,486	9.7	1,454	7.3
Income (loss) from operations	(381)	(2.5)	1,882	9.4
Interest expense	1,881	12.2	1,966	9.8
Reorganization items, net expense	944	6.1	1,795	9.0
Loss before income taxes	(3,206)	(20.8)	(1,879)	(9.4)
Income tax provision	9	0.1	16	0.1
Loss from continuing operations	(3,215)	(20.9)	(1,895)	(9.5)
Add back:
Depreciation and amortization (2)	1,180	7.7	1,342	6.7
Interest expense	1,881	12.2	1,966	9.8
Reorganization items, net expense	944	6.1	1,795	9.0
Income tax provision	9	0.1	16	0.1
EBITDA	799	5.2	3,224	16.1

Adjustments to reconcile EBITDA to net cash used by operating activities:
Interest expense	(1,881)	(12.2)	(1,966)	(9.8)
Reorganization items, net expense	(944)	(6.1)	(1,795)	(9.0)
Income tax provision	(9)	(0.1)	(16)	(0.1)
Net change in accrued reorganization expenses	(689)	(4.5)	1,509	7.5
Net change in operating assets and liabilities	3,834	24.9	3,738	18.7
Net cash provided by operating activities	$1,110	7.2%	$4,694	23.5%
Net cash used by investing activities	$(407)	(2.6)%	$(993)	(5.0)%
Net cash provided (used) by financing activities	$(808)	(5.3)%	$4,518	22.6%

(1)

The three-month period ended June 30, 2008, includes $508,000 of expenses incurred in connection with our efforts to refinance, restructure, or repay our indebtedness prior to our filing of chapter 11 on April 1, 2008.

(2)

Does not include the amortization and write-off of deferred financing expenses, which totaled $251,000 during the six-month period ended June 30, 2008, and which is included in interest expense in the consolidated financial statements.

Net sales by the type of market in which our components were utilized for the three-month periods ended June 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended June 30
	2009		2008 (1)

Automotive – aftermarket	$6,840	44.5%	$7,584	37.9%
Automotive – OEM	4,124	26.8	7,160	35.8
Medical	3,834	24.9	4,250	21.3
Other	579	3.8	1,006	5.0

Total net sales	$15,377	100.0%	$20,000	100.0%

(1) In order to conform to the method of classification used in 2009, the amount of net sales shown for each market classification in 2008 may have changed from amounts previously reported.

Our net sales for the second quarter of 2009 declined by $4,623,000, or 23.1%, compared to the second quarter of 2008. The decrease in net sales was primarily the result of a 42.4% decrease in net sales of automotive components, primarily connector seals for automotive wiring systems, used by original equipment manufacturers (OEMs), as a result of the significant reduction in automotive production levels.

EBITDA for the second quarter of 2009 was $799,000, or 5.2% of net sales, compared to EBITDA of $3,224,000, or 16.1% of net sales, for the second quarter of 2008. The change in EBITDA reflected a $2,078,000 decrease in EBITDA at the Rubber Group, a $315,000 decrease in EBITDA at the Metals Group, and a $32,000 decrease in EBITDA at the Corporate Office.

Net cash provided by our operating activities during the second quarter of 2009 totaled $1,110,000, compared to net cash provided by operating activities of $4,694,000 for 2008.

The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended June 30, 2009 and 2008.

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

The following table sets forth the operating results of the Rubber Group for the three-month periods ended June 30, 2009 and 2008, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended June 30
	2009		2008
Net sales	$13,090	100.0%	$17,230	100.0%
Cost of sales	11,699	89.4	13,957	81.0
Gross profit	1,391	10.6	3,273	19.0
Selling and administrative expenses	803	6.1	741	4.3
Income from operations	588	4.5	2,532	14.7
Add back depreciation and amortization	1,055	8.1	1,189	6.9
EBITDA	$1,643	12.6%	$3,721	21.6%

Net sales by the type of market in which the Rubber Group’s components were utilized for the three-month periods ended June 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended June 30
	2009		2008 (1)

Automotive – aftermarket	$6,840	52.3%	$7,584	44.0%
Medical	3,834	29.3	4,250	24.7
Automotive – OEM	2,302	17.6	4,882	28.3
Other	114	0.8	514	3.0

Total net sales	$13,090	100.0%	$17,230	100.0%

(1) In order to conform to the method of classification used in 2009, the amount of net sales shown for each market classification in 2008 may have changed from amounts previously reported.

During the second quarter of 2009, net sales of the Rubber Group decreased by $4,140,000, or 24.0%, compared to the second quarter of 2008, primarily because of a $2,580,000, or 52.8%, reduction in net sales of components for use in automotive OEM applications, primarily connector seals for automotive wiring systems. This reduction was caused by dramatic production cutbacks by North American automobile manufacturers and related inventory reductions throughout the supply chain during the second quarter of 2009 in response to sharply declining consumer demand for automobiles and light trucks.

Cost of sales as a percentage of net sales increased to 89.4% of net sales during the second quarter of 2009, compared to 81.0% of net sales during the second quarter of 2008, primarily because our connector-seal manufacturing facility in Vienna, Ohio, reported an operating loss of $1,442,000 during the second quarter of 2009, due to the underabsorption of fixed or partially fixed costs as a result of sharply reduced sales volume, and because the connector-seal facility expensed $363,000 of costs incurred in connection with closing the facility and moving the production of connector seals to our other rubber molding facilities.

Selling and administrative expenses of the Rubber Group increased by $62,000, or 8.4%, during the second quarter of 2009, compared to the second quarter of 2008, primarily because of increased reserves for bad debts and the addition of two sales professionals. Selling and administrative expenses expressed as a percentage of net sales increased to 6.1% of net sales during the second quarter of 2009, compared to 4.3% during the second quarter of 2008.

During the second quarter of 2009, the Rubber Group’s income from operations totaled $588,000, a decrease of $1,944,000, or 76.8%, compared to the second quarter of 2008. The Rubber Group’s EBITDA for the second quarter of 2009 was $1,643,000, or 12.6% of net sales, compared to $3,721,000, or 21.6% of net sales, for the second quarter of 2008.

During the last six months of 2008, we experienced a dramatic downturn in sales of components used in automotive original equipment, which resulted in operating losses at our connector-seal facility in Vienna, Ohio. Because of these losses and because we did not believe that it would be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, we decided to close this facility and move the production to our other rubber molding facilities. The shutdown of the Vienna facility was substantially completed on July 31, 2009. The estimated cost to restructure the connector-seal business, including the cost to move the production at this facility to the our other rubber molding facilities, will total approximately $636,000, which consists of (1) $392,000 for employee related expenses, including, special incentive compensation, severance, and other costs, (2) $159,000 for start-up expenses at the new manufacturing locations, and (3) $85,000 for moving and installation of manufacturing equipment. During the three-month period ended June 30, 2009, we expensed $363,000 of restructuring expenses, of which $338,000 was included in cost of sales and $25,000 was included in selling and administrative expenses in our consolidated statements of operations. At June 30, 2009, we had accrued $80,000 on our consolidated balance sheet for severance awards and termination benefits granted to employees of the Vienna, Ohio, facility. These accrued benefits are scheduled to be paid out during the third quarter of 2009. Although there can be no assurance, we currently believe, based on independent appraisals, that we should be able to sell the Vienna, Ohio, manufacturing facility and certain manufacturing equipment that we are not planning to move to our other rubber molding facilities, at an amount that will be in excess of the carrying value of these assets.

Metals Group

The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive OEMs.

The following table sets forth the operating results of the Metals Group for the three-month periods ended June 30, 2009 and 2008, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended June 30
	2009		2008
Net sales	$2,287	100.0%	$2,770	100.0%
Cost of sales	2,573	112.5	2,707	97.7
Gross profit (loss)	(286)	(12.5)	63	2.3
Selling and administrative expenses	76	3.3	137	4.9
Loss from operations	(362)	(15.8)	(74)	(2.7)
Add back depreciation and amortization	113	4.9	140	5.1
EBITDA	$(249)	(10.9)%	$66	2.4%

Net sales by the type of market in which the Metals Group’s components were utilized for the three-month periods ended June 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended June 30
	2009		2008

Automotive original equipment	$1,822	79.7%	$2,278	82.2%
Other	465	20.3	492	17.8

Total net sales	$2,287	100.0%	$2,770	100.0%

During the second quarter of 2009, net sales of the Metals Group decreased by $483,000, or 17.4%, compared to the second quarter of 2008, primarily as a result of reduced net sales of components to automotive OEMs. This reduction was primarily a result of dramatic production cutbacks by North American automobile manufacturers and related inventory reductions throughout the supply chain during the second quarter of 2009 in response to sharply declining consumer demand for automobiles and light trucks.

Cost of sales as a percentage of net sales increased to 112.5% of net sales during the second quarter of 2009 from 97.7% of net sales during the second quarter of 2008, primarily because of the underabsorption of fixed or partially fixed manufacturing overhead during a period of reduced sales volume.

Selling and administrative expenses of the Metals Group decreased by $61,000, or 44.5%, from the second quarter of 2008 to the second quarter of 2009, primarily as a result of a reduction in the number of sales people. Selling and administrative expenses expressed as a percentage of net sales decreased to 3.3% of net sales during the second quarter of 2009, compared to 4.9% during the second quarter of 2008.

For the second quarter of 2009, the Metals Group’s loss from operations was $362,000, compared to a loss from operations of $74,000 for the second quarter of 2008. The Metals Group’s EBITDA for the second quarter of 2009 was negative $249,000, compared to positive $66,000 for 2008.

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

The following table sets forth the operating results of the Corporate Office for the three-month periods ended June 30, 2009 and 2008, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	June 30
	2009	2008
Loss from operations	$(607)	$(576)
Add back depreciation and amortization	12	13
EBITDA	$(595)	$(563)

During the second quarter of 2009, Corporate Office expenses increased to $607,000 from $576,000 during the second quarter of 2008. For more information on our efforts to refinance, restructure, or repay our indebtedness, please refer to the section titled “Liquidity and Capital Resources – Liquidity and Filing of Chapter 11” in this Part I, Item 2.

Interest Expense

A breakdown of interest expense for the three-month periods ended June 30, 2009 and 2008, is set forth below (dollar amounts in thousands):

	Three Months Ended
	June 30
	2009	2008
Interest expense at contractual interest rates:
Senior, secured loans	$404	$627
Debtor-in-possession loan	101	88
Senior Subordinated Notes	1,026	1,026
Junior Subordinated Note	12	12
All other	9	9
Subtotal	1,552	1,762

Interest expense resulting from incremental interest rates:
Senior Subordinated Notes – interest on missed interest payments	371	246
Subtotal	371	246

Total interest expense	1,923	2,008

Less interest expense allocated to discontinued operations	42	42

Interest expense related to continuing operations	$1,881	$1,966

The average amount of debt outstanding during the second quarters of 2009 and 2008, including past due interest payments on which we are accruing interest, was $84,379,000 and $82,091,000, respectively. In the second quarters of 2009 and 2008, cash interest payments were $523,000 and $714,000, respectively. This decrease relates primarily to reductions in LIBOR and the prime rate.

The Bankruptcy Court has entered a series of orders authorizing certain arrangements pursuant to which we are permitted to utilize the collections on our accounts receivable in the operation of our business. Under those arrangements, the interest rates on our senior, secured debt were reduced from the default rates to the contractual rates, and we agreed to continue to pay the scheduled monthly principal payments on the secured term loans. We continue to accrue interest on our unsecured prepetition debt at the applicable contractual rates because we believe that the Company is solvent. For more information about the status of our debt, please refer to the section titled “Liquidity and Capital Resources – Liquidity and Filing of Chapter 11” in this Part I, Item 2.

Reorganization Items

SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations. Reorganization items reflected in our consolidated financial statements for the three-month periods ended June 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended
	June 30
	2009	2008

Professional fees and expenses incurred directly by us	$322	$1,024
Professional fees and expenses incurred by creditors	509	625
Other costs	123	177
Interest income	(10)	(31)
Reorganization items, net expense	$944	$1,795

Income Tax Provision

The income tax provisions recorded during the three-month periods ended June 30, 2009 and 2008, consisted of estimated state income taxes.

Discontinued Operation

The results of operations, assets, liabilities, and cash flows of the Company’s former diecasting business have been classified as discontinued operations in the consolidated financial statements. Interest expense allocated to discontinued operations totaled $42,000 in each of the second quarters of 2009 and 2008.

Results of Operations — First Six Months of 2009 Versus First Six Months of 2008

Unless otherwise indicated, the data set forth below in this Item 2 relates solely to our continuing operations.

The following table sets forth (in thousands of dollars) our consolidated operating results for the six-month periods ended June 30, 2009 and 2008, the reconciliation of the loss from continuing operations to EBITDA for those periods, and the reconciliation of EBITDA to net cash provided or used by our operating activities for those periods.

Also included in the table are the net cash flows provided or used by our investing activities and financing activities (dollar amounts in thousands):

	Six Months Ended June 30
	2009		2008
Net sales	$29,542	100.0%	$41,352	100.0%
Cost of sales	27,131	91.8	34,830	84.2
Gross profit	2,411	8.2	6,522	15.8
Selling and administrative expenses (1)	2,830	9.6	3,303	8.0
Income (loss) from operations	(419)	(1.4)	3,219	7.8
Interest expense	3,741	12.7	4,740	11.5
Reorganization items, net expense	2,428	8.2	1,795	4.3
Loss before income taxes	(6,588)	(22.3)	(3,316)	(8.0)
Income tax provision	18	0.1	26	0.1
Loss from continuing operations	(6,606)	(22.4)	(3,342)	(8.1)
Add back:
Depreciation and amortization (2)	2,369	8.0	2,757	6.7
Interest expense	3,741	12.7	4,740	11.5
Reorganization items, net expense	2,428	8.2	1,795	4.3
Income tax provision	18	0.1	26	0.1

EBITDA	1,950	6.6	5,976	14.5

Adjustments to reconcile EBITDA to net cash used by operating activities:
Interest expense	(3,741)	(12.7)	(4,740)	(11.5)
Reorganization items, net expense	(2,428)	(8.2)	(1,795)	(4.3)
Amortization and write-off of deferred financing expenses included in interest expense	–	–	251	0.6
Income tax provision	(18)	(0.1)	(26)	(0.1)
Net change in accrued reorganization expenses	86	0.3	1,509	3.6
Net change in operating assets and liabilities	4,782	16.2	3,240	7.8

Net cash provided by operating activities	$631	2.1%	$4,415	10.7%

Net cash used by investing activities	$(984)	(3.3)%	$(1,744)	(4.2)%

Net cash provided (used) by financing activities	$(1,617)	(5.5)%	$5,710	13.8%

(1)

The six-month period ended June 30, 2008, includes $508,000 of expenses incurred in connection with our efforts to refinance, restructure, or repay our indebtedness prior to our filing of chapter 11 on April 1, 2008.

(2)

Does not include the amortization and write-off of deferred financing expenses, which totaled $251,000 during the six-month period ended June 30, 2008, and which is included in interest expense in the consolidated financial statements.

Net sales by the type of market in which our components were utilized for the six-month periods ended June 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Six Months Ended June 30
	2009		2008 (1)

Automotive – aftermarket	$13,170	44.6%	$14,609	35.3%
Medical	7,766	26.3	8,261	20.0
Automotive – OEM	7,390	25.0	16,546	40.0
Other	1,216	4.1	1,936	4.7

Total net sales	$29,542	100.0%	$41,352	100.0%

(1) In order to conform to the method of classification used in 2009, the amount of net sales shown for each market classification in 2008 may have changed from amounts previously reported.

Our net sales for the first six months of 2009 declined by $11,810,000, or 28.6%, compared to the first six months of 2008. The decrease in net sales was primarily the result of a 55.3% decrease in net sales of automotive components, primarily connector seals for automotive wiring systems, used by original equipment manufacturers (OEMs), as a result of the significant reduction in automotive production levels.

EBITDA for the first six months of 2009 was $1,950,000, or 6.6% of net sales, compared to EBITDA of $5,976,000, or 14.5% of net sales, for the first six months of 2008. The change in EBITDA reflected a $3,674,000 decrease in EBITDA at the Rubber Group, a $814,000 decrease in EBITDA at the Metals Group, and a $462,000 increase in EBITDA at the Corporate Office. Excluding the $508,000 of expenses incurred in connection with our efforts to restructure, refinance, or repay our indebtedness during the first quarter of 2008, prior to the chapter 11 filing on April 1, 2008, EBITDA was $6,484,000, or 15.7% of net sales.

Net cash provided by our operating activities during the first six months of 2009 totaled $631,000, compared to net cash provided by operating activities of $4,415,000 for 2008.

The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the six-month periods ended June 30, 2009 and 2008.

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

The following table sets forth the operating results of the Rubber Group for the six-month periods ended June 30, 2009 and 2008, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended June 30
	2009		2008
Net sales	$25,325	100.0%	$35,316	100.0%
Cost of sales	22,302	88.1	29,050	82.3
Gross profit	3,023	11.9	6,266	17.7
Selling and administrative expenses	1,497	5.9	1,396	4.0
Income from operations	1,526	6.0	4,870	13.8
Add back depreciation and amortization	2,114	8.3	2,444	6.9
EBITDA	$3,640	14.4%	$7,314	20.7%

Net sales by the type of market in which the Rubber Group’s components were utilized for the six-month periods ended June 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Six Months Ended June 30
	2009		2008 (1)

Automotive – aftermarket	$13,170	52.0%	$14,609	41.4%
Medical	7,766	30.7	8,261	23.4
Automotive – OEM	4,118	16.3	11,594	32.8
Other	271	1.0	852	2.4

Total net sales	$25,325	100.0%	$35,316	100.0%

(1) In order to conform to the method of classification used in 2009, the amount of net sales shown for each market classification in 2008 may have changed from amounts previously reported.

During the first six months of 2009, net sales of the Rubber Group decreased by $9,991,000, or 28.3%, compared to the first six months of 2008, primarily because of a $7,476,000, or 64.5%, reduction in net sales of components for use in automotive OEM applications, primarily connector seals for automotive wiring systems. This reduction was caused by dramatic production cutbacks by North American automobile manufacturers and related inventory reductions throughout the supply chain during the first six months of 2009 in response to sharply declining consumer demand for automobiles and light trucks.

Cost of sales as a percentage of net sales increased to 88.1% of net sales during the first six months of 2009, compared to 82.3% of net sales during the first six months of 2008, primarily because our connector-seal manufacturing facility in Vienna, Ohio, reported an operating loss of $2,488,000 during the first six months of 2009, as a result of the underabsorption of fixed or partially fixed costs as a result of sharply reduced sales volume, and because the connector-seal facility expensed $480,000 of costs incurred in connection with closing the facility and moving the production of connector-seals to our other rubber molding facilities.

Selling and administrative expenses of the Rubber Group increased by $101,000, or 7.2%, during the first six months of 2009, compared to the first six months of 2008 primarily because of increased reserves for bad debts. Selling and administrative expenses expressed as a percentage of net sales increased to 5.9% of net sales during the first six months of 2009, compared to 4.0% during the first six months of 2008.

During the first six months of 2009, the Rubber Group’s income from operations totaled $1,526,000, a decrease of $3,344,000, or 68.7%, compared to the first six months of 2008. The Rubber Group’s EBITDA for the first six months of 2009 was $3,640,000, or 14.4% of net sales, compared to $7,314,000, or 20.7% of net sales, for the first six months of 2008.

During the last six months of 2008, we experienced a dramatic downturn in sales of components used in automotive original equipment, which resulted in operating losses at our connector-seal facility in Vienna, Ohio. Because of these losses and because we did not believe that it would be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, we decided to close this facility and move the production to our other rubber molding facilities. The shutdown of the Vienna facility was substantially completed on July 31, 2009. The estimated cost to restructure the connector-seal business, including the cost to move the production to our other rubber molding facilities, will total approximately $636,000, which consists of (1) $392,000 for employee related expenses, including, special incentive compensation, severance, and other costs, (2) $159,000 for start-up expenses at the new manufacturing locations, and (3) $85,000 for moving and installation of manufacturing equipment. During the first six months of 2009, we incurred $480,000 of restructuring expenses, of which $444,000 was included in cost of sales and $36,000 was included in selling and administrative expenses in our consolidated statements of operations. At June 30, 2009, we had accrued $80,000 on our consolidated balance sheet for severance awards and termination benefits granted to employees of the Vienna, Ohio, facility. These accrued benefits are scheduled to be paid out during the third quarter of 2009. Although there can be no assurance, we currently believe, based on independent appraisals, that we should be able to sell the Vienna, Ohio, manufacturing facility and certain manufacturing equipment that we are not planning to move to our other rubber molding facilities, at an amount that will be in excess of the carrying value of these assets.

Metals Group

The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive OEMs.

The following table sets forth the operating results of the Metals Group for the six-month periods ended June 30, 2009 and 2008, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended June 30
	2009		2008
Net sales	$4,217	100.0%	$6,036	100.0%
Cost of sales	4,829	114.5	5,780	95.8
Gross profit (loss)	(612)	(14.5)	256	4.2
Selling and administrative expenses	164	3.9	276	4.6
Loss from operations	(776)	(18.4)	(20)	(0.3)
Add back depreciation and amortization	230	5.5	288	4.8
EBITDA	$(546)	(12.9)%	$268	4.4%

Net sales by the type of market in which the Metals Group’s components were utilized for the six-month periods ended June 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Six Months Ended June 30
	2009		2008

Automotive original equipment	$3,272	77.6%	$4,952	82.0%
Other	945	22.4	1,084	18.0

Total net sales	$4,217	100.0%	$6,036	100.0%

During the first six months of 2009, net sales of the Metals Group decreased by $1,819,000, or 30.1%, compared to the first six months of 2008, primarily as a result of reduced net sales of components to automotive OEMs. This reduction was primarily a result of dramatic production cutbacks by North American automobile manufacturers and related inventory reductions throughout the supply chain during the first six months of 2009 in response to sharply declining consumer demand for automobiles and light trucks.

Cost of sales as a percentage of net sales increased to 114.5% of net sales during the first six months of 2009 from 95.8% of net sales during the first six months of 2008, primarily because of the underabsorption of fixed or partially fixed manufacturing overhead during a period of reduced sales volume.

Selling and administrative expenses of the Metals Group decreased by $112,000, or 40.6%, from the first six months of 2008 to the first six months of 2009, primarily as a result of a reduction in the number of sales people. Selling and administrative expenses expressed as a percentage of net sales decreased to 3.9% of net sales during the first six months of 2009, compared to 4.6% during the first six months of 2008.

For the first six months of 2009, the Metals Group’s loss from operations was $776,000, compared to a loss from operations of $20,000 for the first six months of 2008. The Metals Group’s EBITDA for the first six months of 2009 was negative $546,000, compared to positive $268,000 for 2008.

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

The following table sets forth the operating results of the Corporate Office for the six-month periods ended June 30, 2009 and 2008, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Six Months Ended
	June 30
	2009	2008
Loss from operations	$(1,169)	$(1,631)
Add back depreciation and amortization (1)	25	25
EBITDA	$(1,144)	$(1,606)

(1)

Excludes the amortization and write-off of deferred financing expenses, which totaled $251,000 during the first six months of 2008 and which is included in interest expense in the consolidated financial statements.

During the first six months of 2009, Corporate Office expenses decreased to $1,169,000 from $1,631,000 during the first six months of 2008. This decrease is primarily attributed to $508,000 of expenses incurred during the first quarter of 2008, prior to our chapter 11 filing on April 1, 2008, in connection with our efforts to refinance, restructure, or repay our indebtedness. Subsequent to our filing of chapter 11 on April 1, 2008, expenses incurred in connection with our efforts to refinance, restructure, or repay our indebtedness were classified as reorganization items in our consolidated statements of operations, in accordance with SOP 90-7. For more information on our efforts to refinance, restructure, or repay our indebtedness, please refer to the section titled “Liquidity and Capital Resources – Liquidity and Filing of Chapter 11” in this Part I, Item 2.

Interest Expense

A breakdown of interest expense for the six-month periods ended June 30, 2009 and 2008, is set forth below (dollar amounts in thousands):

	Six Months Ended
	June 30
	2009	2008
Interest expense at contractual interest rates:
Senior, secured loans	$819	$1,308
Debtor-in-possession loan	201	88
Senior Subordinated Notes	2,051	2,051
Junior Subordinated Note	23	23
All other	19	66
Subtotal	3,113	3,536

Interest expense resulting from incremental interest rates:
Senior, secured loans – default or forbearance premium	–	172
Senior Subordinated Notes – forbearance premium	–	411
Senior Subordinated Notes – interest on missed interest payments	712	454
Subtotal	712	1,037

Financing costs and fees	–	251

Total interest expense	3,825	4,824

Less interest expense allocated to discontinued operations	84	84

Interest expense related to continuing operations	$3,741	$4,740

The average amount of debt outstanding during the first six months of 2009 and 2008, including past due interest payments on which we are accruing interest, was $84,270,000 and $79,265,000, respectively. In the first six months of 2009 and 2008, cash interest payments were $1,060,000 and $1,684,000, respectively. This decrease relates primarily to the modification of our senior, secured credit facility, including the elimination of a 2% premium charged on outstanding balances under such facility, and reductions in LIBOR and the prime rate.

The Court has entered a series of orders authorizing certain arrangements pursuant to which we are permitted to utilize the collections on our accounts receivable in the operation of our business. Under those arrangements, the interest rates on our senior, secured debt were reduced from the default rates to the contractual rates, and we agreed to continue to pay the scheduled monthly principal payments on the secured term loans. We continue to accrue interest on our unsecured prepetition debt at the applicable contractual rates because we believe that the Company is solvent. For more information about the status of our debt, please refer to the section titled “Liquidity and Capital Resources – Liquidity and Filing of Chapter 11” in this Part I, Item 2.

Reorganization Items

SOP 90-7 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations. Reorganization items reflected in our consolidated financial statements for the six-month periods ended June 30, 2009 and 2008 are set forth below (dollar amounts in thousands):

	Six Months Ended
	June 30
	2009	2008

Professional fees and expenses incurred directly by us	$835	$1,024
Professional fees and expenses incurred by creditors	1,460	625
Other costs	160	177
Interest income	(27)	(31)
Reorganization items, net expense	$2,428	$1,795

Income Tax Provision

The income tax provisions recorded during the six-month periods ended June 30, 2009 and 2008, consisted of estimated state income taxes.

Discontinued Operation

The results of operations, assets, liabilities, and cash flows of the Company’s former diecasting business have been classified as discontinued operations in the consolidated financial statements. Interest expense allocated to discontinued operations totaled $84,000 in each of the first six months of 2009 and 2008.

Liquidity and Capital Resources

Operating Activities

During the first six months of 2009, operating activities of our continuing operations provided net cash of $631,000. Net accounts receivable increased by $1,009,000, or 14.9%, during the first six months of 2009, primarily because our net product sales during May and June of 2009 were greater than our net product sales during November and December of 2008. Net inventories decreased by $2,525,000, or 23.8%, because we undertook an aggressive program to bring our inventory levels in line with our current levels of production. Prepaid expenses and other current assets decreased by 1,034,000, or 42.6%, primarily because of (1) collection of a portion of our receivable for insurance reimbursement related to losses we incurred at our facility in Rock Hill, South Carolina, caused by fire in November of 2008, and (2) the amortization of insurance premiums. Accrued interest expense, including accrued interest expense classified as a liability subject to compromise, increased by $2,765,000, or 20.6%, primarily because of additional accruals of interest on our subordinated debt.

Net cash provided by operating activities of our discontinued operations during the first six months of 2009 totaled $9,000.

Investing Activities

During the first six months of 2009, investing activities of our continuing operations used net cash of $984,000. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $979,000, $98,000, and $0, respectively, primarily for manufacturing equipment and tooling for our automotive aftermarket business. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $1,865,000, $176,000, and $0, respectively, for 2009.

Financing Activities

During the first six months of 2009, our financing activities used net cash of $1,617,000 for principal payments on our senior, secured term loans.

Liquidity and Filing of Chapter 11

We have not made the scheduled interest payments due on our Senior Subordinated Notes since November 1, 2006 nor have we repaid the principal amount of the Senior Subordinated Notes, which became due on August 1, 2009. From May 25, 2007, through January 24, 2008, we operated under a forbearance agreement with six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding. While the forbearance agreement was in effect, we were not required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders could not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7%, of the Senior Subordinated Notes outstanding is held by certain of our affiliates and members of their families. The interest rate on the Senior Subordinated Notes was increased from 12% to 16% for the period from March 9, 2007, through March 31, 2008. At June 30, 2009, accrued interest on the Senior Subordinated Notes totaled $15,818,000.

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

4.

In order to facilitate the refinancing, the balance of the Senior Subordinated Notes held by non-affiliates would have to be extended to mature on August 31, 2013, with a cash interest rate of 12% per annum; and

5.

We had agreed that the 22.7% of the Senior Subordinated Notes held by affiliates would be converted into shares of our common stock concurrently with the completion of the refinancing transactions described above.

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

On April 1, 2008, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 08-11153). This financing package consisted of (1) an arrangement with our senior, secured lenders to freeze the loan under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the collections on our accounts receivable in the operation of our business through February 25, 2009, which date has since been extended to September 25, 2009, and (2) an unsecured, super-priority debtor-in-possession loan in the amount of $4,000,000, which matures on

December 31, 2009, if not extended. On June 30 and August 14, 2009, our cash on hand totaled $3,579.000 and $2,950,000, respectively. Although there can be no assurance, we currently believe, based on our most recent financial projections, that we have adequate liquidity to operate during the chapter 11 proceedings. The arrangement with the senior, secured lenders provided for a continuation of the scheduled, monthly principal payments on our term loans, which aggregate $269,000 per month, and the elimination of the default interest premium, so that our interest rates returned to the original contractual rates. From April 1, 2008, the date on which we filed our voluntary petition for relief under chapter 11, through August 3, 2009, we have made principal payments on the term loans totaling $4,581,000. The debtor-in-possession loan is subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10% in effect on June 30, 2009.

Our senior, secured credit facility includes a $17,500,000 revolving line of credit. At April 1, 2008, and June 30, 2009 there were $14,219,000 of loans outstanding under the revolving line of credit, and at April 1, 2008, and June 30, 2009, there were $907,000 and $733,000, respectively, of letters of credit outstanding under the revolving line of credit. The contractual interest rate on loans under the revolving line of credit is LIBOR plus 2.75% (3.07% at June 30, 2009).

Our equipment term loan had an outstanding principal balance $8,333,000 at April 1, 2008. At June 30, 2009, our equipment term loan had an outstanding principal balance of $5,417,000. The contractual interest rate on the equipment term loan is LIBOR plus 4.5% (4.82% at June 30, 2009).

Our real estate term loan had an outstanding principal balance of $13,778,000 at April 1, 2008. At June 30, 2009, our real estate term loan had an outstanding principal balance of $12,922,000. The contractual interest rate on the real estate term loan is the prime rate plus 6%, subject to a minimum interest rate of 11% (in effect on June 30, 2009), on $4,000,000 principal amount and LIBOR plus 4.5% (14.82% at June 30, 2009) on the balance (weighted average rate for the entire real estate loan of 6.73% at June 30, 2009).

During the last six months of 2008, we experienced a dramatic downturn in sales of components used in automotive original equipment, which resulted in operating losses at our connector-seal facility in Vienna, Ohio. Because of these losses and because we did not believe that it would be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, we decided to close this facility and move the production to our other rubber molding facilities. For more information on the restructuring of our connector-seal business, please refer to the discussion of the Rubber Group in the section titled “Results of Operations – Second Quarter of 2009 versus Second Quarter of 2008” in this Part I, Item 2.

Under the arrangements pursuant to which we are entitled to utilize cash collateral we are required to meet the following financial covenants:

1.

Minimum Cash. Our aggregate cash may not be less than $1,348,000 on August 21, 2009, nor less than $2,000,000 at the end of any week thereafter. At August 14, 2009, our aggregate cash was $2,950,000.

2.

Maximum Expenditures. Our cumulative expenditures may not exceed 110% of our cumulative budgeted expenditures for the two-week period ended June 12, 2009, and on the last day of each two-week period following June 12, 2009. At August 7, 2009, the latest measurement date prior to the issuance of this report, the Company’s cumulative expenditures were $2,297,000 less than 110% of cumulative budgeted expenditures.

3.

Minimum Net Sales. Our cumulative net sales may not be less than 82% of our cumulative budgeted net sales from April 2, 2008, through the end of every four-week period thereafter. At July 24, 2009, the latest measurement date prior to the issuance of this report, cumulative net sales were $2,592,000 greater than the minimum level of cumulative net sales and aggregated 84.6% of our cumulative budgeted net sales from April 2, 2008.

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

If the Amended Plan had become effective on June 30, 2009, $51,206,000 of our liabilities would have been converted into equity securities. For a detailed description of the Amended Plan, the classification and treatment of claims and interests, and the proposed terms of the Series C Preferred Stock, please refer to the proposed disclosure statement filed with the Bankruptcy Court on December 8, 2008. The proposed disclosure statement along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington. These documents are not incorporated by reference into this Form 10-Q, except to the extent that they identify the proposed classification and treatment of claims and interest and the proposed terms of the Series C Preferred Stock.

We require financing in order to consummate the Amended Plan. We cannot assure you that the Amended Plan will be confirmed or that we will be able to obtain such financing. The Amended Plan may be further amended. If the Amended Plan is not confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests

Our aggregate indebtedness at June 30, 2009, totaled $71,758,000, which includes $15,949,000 of accrued interest on our subordinated debt, compared to $73,375,000, which included $13,164,000 of accrued interest on our subordinated debt at December 31, 2008.

Including liabilities classified as subject to compromise, we had a net working capital deficit of $78,921,000 at June 30, 2009, compared to a net working capital deficit of $73,922,000 at December 31, 2008.

On June 30 and August 14, 2009, our cash on hand totaled $3,579,000 and $2,950,000, respectively. Although there can be no assurance, we currently believe, based on our most recent financial projections, that we have adequate liquidity to operate during the chapter 11 proceedings.

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

Our consolidated financial statements have been prepared on a “going concern basis,” as such term is used in GAAP. A going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to restructure, refinance, or repay our indebtedness is subject to risks and uncertainties. As a result, there is substantial doubt about our ability to continue to report on a going concern basis. The consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities to reflect these risks and uncertainties.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2008, as modified by Note 1 to the consolidated financial statements in our quarterly reports on Form 10-Q for the three-month periods ended March 31 and June 30, 2009. The most significant areas involving management judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant. At June 30, 2009, we had outstanding $36,558,000 of floating-rate debt at interest rates equal to either LIBOR plus 2.75%, LIBOR plus 4.5%, the prime rate plus 6%, subject to a minimum interest rate of 11%, or LIBOR plus 7%, subject to a minimum interest rate of 10%, with a weighted average interest rate of 5.4%. At June 30, 2009, we had outstanding $35,200,000 of fixed-rate debt with a weighted average interest rate of 11.9%. We estimate that a one-percentage-point increase or decrease in both LIBOR and the prime rate would increase or decrease our monthly interest expense by approximately $30,000. For further information about our indebtedness, please refer to Note 4, “Debt,” in the notes to our consolidated financial statements in Part I, Item 1.

Item 4T. CONTROLS AND PROCEDURES

Our Chairman of the Board, President, and Chief Financial Officer, with the participation of members of management of our operating divisions, evaluated, as of June 30, 2009, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officers and our principal financial officer concluded that, because of deficiencies in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported to management to allow timely decisions regarding required disclosures because of certain deficiencies which, in the aggregate, constitute a material weakness. This material weakness remained unremediated through June 30, 2009.  Notwithstanding the foregoing, we do not believe that such deficiencies have resulted in any material errors or omissions in the consolidated financial statements contained in our annual reports on Form 10-K for 2008 and 2007, our quarterly reports on Form 10-Q for the three-month periods ended March 31, June 30, and September 30, 2008, and March 31 and June 30, 2009, or in any related disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) or 15(d)-15(f), or in other factors identified in connection with our evaluation, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

On November 1, 2006, and February 1, May 1, August 1, and November 1, 2007, and February 1, May 1, August 1, and November 1, 2008, and February 1, May 1, and August 1, 2009, we failed to pay the quarterly interest payments then due on our $34,177,000 aggregate principal amount of Senior Subordinated Notes. The past due interest payments total $13,754,000 as of the filing date of this Form 10-Q. In addition, we failed to repay the $34,177,000 aggregate principal amount of our Senior Subordinated Notes, which became due on August 1, 2009. For an additional discussion about these notes and this default, please refer to “Note 4 – Debt” to our consolidated Financial statements in Part I, Item 1.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of our Stockholders was held on May 28, 2009.

The matters voted upon at the Annual Meeting and the results of the voting on each matter are set forth below:

1.

The following number of votes were cast for and withheld on a proposal to elect six directors (Messrs. William B. Conner, Warren Delano, Kenneth I. Greenstein, Michael A. Lubin, and Joseph A. Pardo and Ms. Elizabeth Ruml).

Mr. Conner:
Votes for Mr. Conner	4,267,374
Votes withheld from Mr. Conner	97,714

Mr. Delano:
Votes for Mr. Delano	4,244,462
Votes withheld from Mr. Delano	120,625

Mr. Greenstein:
Votes for Mr. Greenstein	4,246,893
Votes withheld from Mr. Greenstein	118,195

Mr. Lubin:
Votes for Mr. Lubin	4,244,553
Votes withheld from Mr. Lubin	120,535

Mr. Pardo:
Votes for Mr. Pardo	4,247,430
Votes withheld from Mr. Pardo	117,658
Ms. Ruml:
Votes for Ms. Ruml	4,246,446
Votes withheld from Ms. Ruml	118,642

2.

Ratification of Malin, Bergquist & Company, LLP as our independent auditors for the year ending December 31, 2009.

Votes for ratification	4,247,377
Votes against ratification	92,708
Abstentions	25,003

There were no broker non-votes in respect of the foregoing matters.

Item 6.  EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed herewith or incorporated herein by reference.

LEXINGTON PRECISION CORPORATION

FORM 10-Q

June 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION
(Registrant)

August 20, 2009	By: /s/ Michael A. Lubin
Date	Michael A. Lubin
Chairman of the Board

August 20, 2009	By: /s/ Warren Delano
Date	Warren Delano
President

August 20, 2009	By: /s/ Dennis J. Welhouse
Date	Dennis J. Welhouse
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

31-1	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Warren Delano, President and Co-Principal Executive Officer of the registrant.

31-3	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

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

Exhibit 31-1

CERTIFICATION

I, Michael A. Lubin, certify that:

1.

I have reviewed this Form 10-Q of Lexington Precision Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  August 20, 2009

/s/ Michael A. Lubin

Michael A. Lubin

Chairman of the Board

(Co-Principal Executive Officer)

Exhibit 31-2

CERTIFICATION

I, Warren Delano, certify that:

1.

I have reviewed this Form 10-Q of Lexington Precision Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  August 20, 2009

/s/ Warren Delano

Warren Delano

President and Director

(Co-Principal Executive Officer)

Exhibit 31-3

CERTIFICATION

I, Dennis J. Welhouse, certify that:

1.

I have reviewed this Form 10-Q of Lexington Precision Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  August 20, 2009

/s/ Dennis J. Welhouse

Dennis J. Welhouse

Senior Vice President,

 Chief Financial Officer, and Secretary

(Principal Financial Officer)

Exhibit 32-1

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to Section 906 of the

Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of Lexington Precision Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Chairman of the Board, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the undersigned’s knowledge:

(1)

the Report of the Company filed today pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), fully complies with the requirements of Section 13(a) of the Exchange Act; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Michael A. Lubin

Michael A. Lubin

Chairman of the Board

(Co-Principal Executive Officer)

August 20, 2009

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Company’s Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Exhibit 32-2

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to Section 906 of the

Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of Lexington Precision Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the President, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the undersigned’s knowledge:

(1)

the Report of the Company filed today pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), fully complies with the requirements of Section 13(a) of the Exchange Act; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Warren Delano

Warren Delano

President

(Co-Principal Executive Officer)

August 20, 2009

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Company’s Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Exhibit 32-3

Certification Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to Section 906 of the

Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of Lexington Precision Corporation, a Delaware corporation (the “Company”), on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Chief Financial Officer, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the undersigned’s knowledge:

(1)

the Report of the Company filed today pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), fully complies with the requirements of Section 13(a) of the Exchange Act; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Dennis J. Welhouse

Dennis J. Welhouse

Senior Vice President,

 Chief Financial Officer, and

 Secretary

(Principal Financial Officer)

August 20, 2009

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Company’s Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.