Form 10-Q
period 2009-09-30
LEXINGTON PRECISION CORP
filed 2009-11-23
CIK 12570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Period Ended September 30, 2009

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

As of November 10, 2009, there were 5,021,767 shares of common stock of the Registrant outstanding.

LEXINGTON PRECISION CORPORATION

Quarterly Report on Form 10-Q

- i -

PART I.   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LEXINGTON PRECISION CORPORATION

Consolidated Statements of Operations

(thousands of dollars, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net sales	$16,648	$17,871	$46,190	$59,223

Cost of sales	14,251	15,733	41,382	50,563

Gross profit	2,397	2,138	4,808	8,660

Selling and administrative expenses	1,283	1,702	4,113	5,030

Income from operations	1,114	436	695	3,630

Interest expense	1,907	1,989	5,648	6,729
Reorganization items, net expense	1,062	1,622	3,490	3,392

Loss from continuing operations before income taxes	(1,855)	(3,175)	(8,443)	(6,491)

Income tax provision	8	9	26	35

Loss from continuing operations	(1,863)	(3,184)	(8,469)	(6,526)

Loss from discontinued operations	(61)	(21)	(85)	(81)

Net loss	$(1,924)	$(3,205)	$(8,554)	$(6,607)

Basic and diluted loss per share of common stock:

Continuing operations	$(0.37)	$(0.65)	$(1.70)	$(1.32)
Discontinued operations	(0.02)	–	(0.02)	(0.01)

Net loss	$(0.39)	$(0.65)	$(1.72)	$(1.33)

See notes to consolidated financial statements.

LEXINGTON PRECISION CORPORATION

Consolidated Balance Sheets

(thousands of dollars, except share data)

	September 30,	December 31,
	2009	2008
Assets:	(unaudited)
Current assets:
Cash	$2,785	$5,540
Marketable securities	112	38
Accounts receivable, net of allowances of $748 and $735, respectively	9,112	6,794
Inventories, net	7,968	10,597
Prepaid expenses and other current assets	2,830	2,426
Current assets of discontinued operations	32	7
Total current assets	22,839	25,402
Plant and equipment, net	16,273	18,439
Plant and equipment of discontinued operations, net	1,150	1,231
Goodwill, net	7,623	7,623
Other assets, net	489	633
	$48,374	$53,328
Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$3,480	$3,391
Accrued expenses, excluding interest	4,697	3,382
Accrued interest expense	160	199
Debt in default	31,749	34,175
Debtor-in-possession loan	4,000	4,000
Short-term debt and current portion of long-term debt	435	16
Current liabilities of discontinued operations	127	148
Total current liabilities	44,648	45,311

Liabilities subject to compromise	58,258	54,013

Other long-term liabilities	334	400

Stockholders’ deficit:
Common stock, $0.25 par value, 10,000,000 shares authorized, 5,021,767 shares issued and outstanding at September 30, 2009, and December 31, 2008	1,245	1,242
Additional paid-in-capital	13,204	13,197
Accumulated deficit	(69,213)	(60,659)
Accumulated other comprehensive loss	(102)	(176)
Total stockholders’ deficit	(54,866)	(46,396)
	$48,374	$53,328

See notes to consolidated financial statemennts

LEXINGTON PRECISION CORPORATION

Consolidated Statements of Cash Flows

(thousands of dollars)

(unaudited)

	Nine Months Ended
	September 30
	2009	2008
Operating activities:
Net loss	$(8,554)	$(6,607)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Loss from discontinued operations	85	81
Depreciation	3,419	3,844
Amortization included in operations	122	173
Amortization of deferred financing costs and fees	–	251
Increase in accrued reorganization expenses	601	1,774
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable, net	(2,318)	873
Inventories, net	2,629	(1,550)
Prepaid expenses and other current assets	(423)	(580)
Accounts payable	370	949
Accrued expenses, excluding interest	433	523
Accrued interest expense	4,206	4,157
Other long-term liabilities	30	17
Other	56	(27)
Net cash provided by continuing operations	656	3,878
Net cash provided (used) by discontinued operations	(50)	15
Net cash provided by operating activities	606	3,893
Investing activities:
Purchases of plant and equipment	(1,399)	(2,207)
Proceeds from sales of assets	126	49
Expenditures for tooling owned by customers	(101)	(258)
Other	20	29
Net cash used by investing activities	(1,354)	(2,387)
Financing activities:
Issuance of debtor-in-possession note	–	4,000
Prepetition net borrowings under revolving line of credit	–	3,587
Prepetition repayment of debt in default and long-term debt	–	(837)
Postpetition repayment of debt in default and short and long-term debt	(2,631)	(1,658)
Short-term borrowings	624	–
Payment of financing expenses	–	(214)
Net cash provided (used) by financing activities	(2,007)	4,878
Net increase (decrease) in cash	(2,755)	6,384
Cash at beginning of year	5,540	212
Cash at end of period	$2,785	$6,596

See notes to consolidated financial statemennts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Lexington Precision Corporation and its wholly-owned subsidiary, Lexington Rubber Group, Inc. (collectively, the “Company”). The significant accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting only of adjustments of a normal, recurring nature, necessary to present fairly the Company’s financial position at September 30, 2009, the Company’s results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and the Company’s cash flows for the nine-month periods ended September 30, 2009 and 2008.

The preparation of the interim consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during each reporting period. Future events and their impact on the Company’s results of operations or financial position cannot be determined with certainty. Although the Company strives to use its best judgment in making estimates and assumptions, actual results could vary materially from anticipated results.

The results of operations for the three-month period ended September 30, 2009, are not necessarily indicative of the results to be expected for any succeeding quarter or for the full year.

Subsequent Events

The company has evaluated subsequent events through November 20, 2009, the date these financial statements were issued.

Bankruptcy Filing

On April 1, 2008, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 08-11153). The Company’s exclusive right to file a plan of reorganization and solicit acceptances of such plan expired on April 30, 2009.

In connection with the chapter 11 filing, the Company obtained a financing package that consisted of (1) an arrangement with the Company’s senior, secured lenders to freeze the loan under the Company’s revolving line of credit at the amount outstanding on April 1, 2008, and to permit the Company to utilize the collections on its accounts receivable in the operation of its business through February 25, 2009, which has since been extended to December 31, 2009, and (2) an unsecured, super-priority debtor-in-possession loan in the amount of $4,000,000, which matures on December 31, 2009, unless otherwise extended. On September 30 and November 13, 2009, the Company’s available cash on hand totaled $2,785,000 and $3,753,000, respectively. Although there can be no assurance, the Company currently believes, based on its most recent financial projections, that it has adequate liquidity to operate during the chapter 11 proceedings. For more information on the Company’s senior, secured financing and the debtor-in-possession loan, please refer to Note 4, “Debt.”

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

Competing Plans of Reorganization

During September and October 2009, the Company’s senior, secured lenders, the official committee of unsecured creditors of the Company in the chapter 11 proceedings (the “Official Creditors’ Committee”), and the Company filed separate plans of reorganization. Each of these plans may be further amended, and if no such plan is confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests.

The Lenders’ Plan

The plan filed by the senior, secured lenders on September 25, 2009 (the “Lenders’ Plan”), provides, in summary, for the appointment of a trustee to manage the Company’s business and assets and to supervise a prompt sale of the Company, in whole or in pieces, by the financial advisor to the senior, secured lenders, with the proceeds to be distributed in accordance with a priority schedule set forth in the Lenders’ Plan. For a detailed description of the Lenders’ Plan, please refer to the plan document and the related disclosure statement at http://chapter11epiqsystem.com/lexington. These documents are not incorporated by reference into this Form 10-Q, except to the extent that they identify the proposed classification and treatment of claims and interest.

The Committee’s Plan

The plan filed by the Official Creditors’ Committee on September 29, 2009 (the “Committee’s Plan”), provides, in summary, for the following:

•

An extension of the Company's outstanding senior, secured debt without any immediate pay down;

•

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an unsecured note of the Company, the terms of which have not been specified;

•

The conversion of the Senior Subordinated Notes into 65% of the common stock of the reorganized company;

•

The elimination of all classes of claims and interests junior to the Senior Subordinated Notes; and

•

Additional liquidity to be provided through a $10,000,000 junior, secured loan to be provided or arranged by certain holders of the Senior Subordinated Notes; the providers of this loan would receive interest at the rate of LIBOR + 10% (with a floor of 13½%), a $1,500,000 financing fee, and 35% of the common stock of the reorganized company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For a detailed description of the Committee’s Plan, please refer to the plan document and related disclosure statement with respect to the Committee’s Plan at http://chapter11.epiqsystems.com/lexington. These documents are not incorporated by reference into this Form 10-Q, except to the extent that they identify the proposed classification and treatment of claims and interest.

The Company’s Plan

The amended plan filed by the Company on October 6, 2009 (the “Company’s Plan”), provides, in summary, for the following:

•

The outstanding balance on the senior, secured credit facility would be extended for a period of five years following the effective date of the Company’s Plan; the revolving line of credit, the equipment term loan, and all but $4,000,000 of the then outstanding real estate term loans would be converted into new term notes with interest payable at the rate of LIBOR plus 4.50% per annum and monthly principal payments of $269,000 commencing one month after the effective date of the Company’s Plan; the remaining $4,000,000 of the real estate term loan would be converted into a new term note with interest payable at the rate of prime plus 6% and monthly principal payments of $17,000 commencing one month after the effective date of the Company’s Plan;

•

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an initial cash payment equal to 10% of their claim and nine additional cash payments, each equal to 10.75% of their claim, payable quarterly, commencing three months after the effective date of the Company’s Plan;

•

Each holder of a Senior Subordinated Note claim would receive shares of new Series C Preferred Stock with an aggregate liquidation preference equal to their claim, increasing at the rate of 6% per annum; and

•

Each holder of a Junior Subordinated Note claim or a Series B Preferred Stock interest would receive new shares of common stock with a value equal to their claim or interest.

If the Company’s Plan had become effective on September 30, 2009, $52,652,000 of the Company’s liabilities would have been converted into equity securities. For a detailed description of the Company’s Plan, classification and treatment of claims and interests, and the proposed terms of the Series C Preferred Stock, please refer to the plan document and the related disclosure statement filed on October 6, 2009 at http://chapter11.epiqsystems.com/lexington. These documents are not incorporated by reference into this Form 10-Q, except to the extent that they identify the proposed classification and treatment of claims and interest and the proposed terms of the Series C Preferred Stock.

The Company requires additional financing in order to consummate the Company’s Plan. There can be no assurance that the Company’s Plan will be confirmed or that the Company will be able to obtain such financing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reporting by Entities in Reorganization under the Bankruptcy Code

The Company’s consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) subtopic 852-10, “Reorganizations – Overall” (“ASC 852-10”),  (formerly, American Institute of Certified Public Accountants, Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” ASC 852-10 provides guidance for financial reporting by entities that have filed petitions and expect to reorganize as going concerns under Chapter 11 of Title 11 of the United States Code. ASC 852-10 does not change the application of Generally Accepted Accounting Principles (“GAAP”) with respect to the preparation of the Company’s financial statements. However, ASC 852-10 requires, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Reorganization Items

ASC 852-10 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as “reorganization items” in the statements of operations. Reorganization items reflected in the Company’s consolidated financial statements for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, are set forth below (dollar amounts in thousands):

	Three Months		Nine Months	April 1, 2008
	Ended		Ended	Through
	September 30		September 30,	September 30,
	2009	2008	2009	2008

Professional fees and expenses incurred directly by the Company	$365	$833	$1,200	$1,832
Professional fees and expenses incurred by creditors	659	691	2,119	1,316
Other costs	50	149	210	326
Interest income	(12)	(51)	(39)	(82)
Reorganization items, net expense	$1,062	$1,622	$3,490	$3,392

Liabilities Subject to Compromise

ASC 852-10 requires that certain prepetition claims against the Company that are unsecured or under-secured be classified in the balance sheet as “liabilities subject to compromise.” Additional claims that are subject to compromise may arise subsequent to the filing date as a result of the rejection of executory contracts or because claims are allowed as a result of the resolution of contingencies or disputes. On June 30, 2008, the Bankruptcy Court entered an order establishing August 15, 2008, as the bar date for the filing of all prepetition claims other than claims held by government units. The bar date for government units to file prepetition claims was September 29, 2008. The bar date was the date on which claims against the Company that arose prior to the filing date must have been filed in order for the claimant to receive any distribution in the chapter 11 case. The bar dates have passed and, absent relief

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

from the Bankruptcy Court, no additional claims may be filed against the Company. No claims or asserted claims were filed that were not already known to the Company as of April 1, 2008. Although prepetition claims are generally stayed, on April 2 and April 22, 2008, the Company received approvals from the Bankruptcy Court to pay or otherwise honor, subject to certain conditions, certain prepetition obligations critical to its continued operation, including employee wages and benefits, workers’ compensation and product liability insurance programs, certain customer programs, and common carrier charges.

The Company has been paying and intends to continue to pay all undisputed postpetition claims in the ordinary course of business.   Liabilities subject to compromise at September 30, 2009, and December 31, 2008, consisted of the following (dollar amounts in thousands):

	September 30,	December 31,
	2009	2008

Prepetition accounts payable – continuing operations	$5,432	$5,432
Prepetition accounts payable – discontinued operations	174	174
Senior Subordinated Notes	34,177	34,177
Accrued interest on Senior Subordinated Notes	17,246	13,055
Junior Subordinated Note	347	347
Accrued interest on Junior Subordinated Note	143	109
Series B Preferred Stock	660	660
Accrued dividends on Series B Preferred Stock	79	59

Total liabilities subject to compromise	$58,258	$54,013

The foregoing amounts are based upon the Company’s books and records and do not necessarily take into account all alleged liabilities asserted in proofs of claims filed with the Bankruptcy Court.

Accounting for Interest Expense

On April 2, 2008, the Bankruptcy Court issued an order authorizing the Company to utilize the collections on its accounts receivable in the operation of its business. Pursuant to that order, the interest rates on the Company’s senior, secured debt were reduced from the default rates to the contractual rates. Because the Company categorizes the interest on its unsecured prepetition debt as an allowed claim under its proposed plan of reorganization, the Company continues to accrue, and report in its consolidated financial statements, interest on all of its unsecured prepetition debt at the applicable contractual rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Goodwill Impairment

At September 30, 2009, and December 31, 2008, the Company’s unamortized goodwill totaled $7,623,000, which related entirely to the Rubber Group. At September 30, 2009, the assets of the Rubber Group, including goodwill, totaled $37,431,000. During the Company’s chapter 11 proceedings, the Company’s financial advisor, W.Y. Campbell & Company, has prepared several analyses of the value of the Rubber Group, each of which indicated that the fair value of the Rubber Group is in excess of its carrying value. Tests for impairment of goodwill using a fair value approach are performed during the fourth quarter of each year and at other times when events or changes in circumstances indicate possible impairment.

Recently Issued Accounting Standards

FASB ASC 105, “Generally Accepted Accounting Principles”

In June 2009, the FASB issued ASC Topic 105 “Generally Accepted Accounting Principles” (“ASC 105”), formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” The objective of ASC 105 is to establish the FASB Accounting Standards Codification™ as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental units in the preparation of financial statements in conformity with GAAP. ASC 105 did not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. ASC 105 supersedes all other accounting literature not included in the Codification and all other accounting literature not included in ASC 105 is deemed to be nonauthoritative. The adoption of ASC 105 did not have any impact on the Company’s results of operations or financial position. Pursuant to the provisions of ASC 105, the Company has updated references to U.S. GAAP in these consolidated financial statements.

FASB ASC 855, “Subsequent Events”

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (“ASC 855”). This guidance is effective for interim or annual periods ending after June 15, 2009, and established the principles and requirements for the evaluation and disclosure of subsequent events. The Company adopted this guidance on April 1, 2009, and has included the appropriate disclosure in these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2 — Inventories

Inventories at September 30, 2009, and December 31, 2008, are set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2009	2008

Finished goods	$4,110	$6,370
Work in process	1,660	1,923
Raw material	2,198	2,304

	$7,968	$10,597

Note 3 — Plant and Equipment

Plant and equipment at September 30, 2009, and December 31, 2008, is set forth below (dollar amounts in thousands):

	September 30,	December 31,
	2009	2008

Land	$2,295	$2,255
Buildings	13,750	13,378
Equipment	109,329	112,022
	125,374	127,655
Less accumulated depreciation	109,101	109,216

Plant and equipment, net	$16,273	$18,439

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 — Debt

Debt at September 30, 2009, and December 31, 2008 is set forth below (dollar amounts in thousands):

	September 30, 2009			December 31, 2008
	Not Subject	Subject to		Not Subject	Subject to
	to Compromise	Compromise	Total	to Compromise	Compromise	Total

Debt in default:
Senior, secured credit facility:
Revolving line of credit	$14,219	$–	$14,219	$14,219	$–	$14,219
Equipment term loan	4,792	–	4,792	6,667	–	6,667
Real estate term loan	12,738	–	12,738	13,289	–	13,289
Subtotal	31,749	–	31,749	34,175	–	34,175
Senior Subordinated Notes	–	34,177	34,177	–	34,177	34,177
Junior Subordinated Note	–	347	347	–	347	347
Total debt in default	31,749	34,524	66,273	34,175	34,524	68,699

Debtor-in-possession loan	4,000	–	4,000	4,000	–	4,000

Short-term borrowings	419	–	419	–	–	–

Current portion of long-term debt	16	660	676	16	660	676
Long-term debt:
Series B Preferred Stock	–	660	660	–	660	660
Other	16	–	16	16	–	16
Subtotal	16	660	676	16	660	676
Less current portion	(16)	(660)	(676)	(16)	(660)	(676)
Total long-term debt	–	–	–	–	–	–

Total debt	$36,184	$35,184	$71,368	$38,191	$35,184	$73,375

Senior, Secured Credit Facility

In connection with the Company’s chapter 11 filing on April 1, 2008, the Company and its senior, secured lender, with the approval of the Bankruptcy Court, modified the senior, secured credit facility in the following manner:

1.

A default premium of 2% was eliminated and the interest rates on the various components of the senior, secured facility reverted to the following contractual rates: LIBOR plus 2.75% (3.00% at September 30, 2009) on outstanding amounts under the revolving line of credit; LIBOR plus 4.5% (4.75% at September 30, 2009) for the equipment term loan; and the prime rate, plus 6%, subject to a minimum interest rate of 11% (in effect at September 30, 2009), on $4,000,000 of the real estate term loan and LIBOR plus 4.5% (4.75% at September 30, 2009) on the balance of the real estate term loan (weighted average rate for the entire real estate loan of 6.71% at September 30, 2009).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.

The principal amount of the loan outstanding under the revolving line of credit was fixed at $14,219,000, and the Company was permitted to utilize, until February 25, 2009 (since extended to December 31, 2009), collections on its accounts receivable in the operation of its business.

3.

The Company agreed to continue to make the scheduled monthly principal payments of $208,000 on the equipment term loan, which had an outstanding principal balance of $8,333,000 on the filing date, and $61,000 on the real estate term loan, which had an outstanding principal balance of $13,778,000 on the filing date.

The following financial covenants are presently in effect under the senior, secured financing agreements:

1.

Minimum Cash. Aggregate cash may not be less than the following amounts on the specified measurement dates:

November 6, 2009	$2,643,000
November 13, 2009	$2,632,000
November 20, 2009	$2,836,000
November 27, 2009	$2,657,000
December 4, 2009	$2,613,000
December 11, 2009	$2,833,000
December 18, 2009	$2,798,000
December 25, 2009	$2,917,000
January 1, 2010	$2,917,000

On November 13, 2009, the Company’s aggregate cash was $3,753,000.

2.

Maximum Expenditures. The Company’s cumulative expenditures may not exceed 110% of its cumulative budgeted expenditures for the two-week period ending on November 13, 2009, and on the last day of each two-week period thereafter. At November 13, 2009, the latest measurement date prior to the issuance of this report, the Company’s cumulative expenditures were $247,000 less than 110% of cumulative budgeted expenditures.

3.

Minimum Net Sales. The Company’s cumulative net sales are required to be greater than 82% of its cumulative budgeted net sales from April 2, 2008, through the end of every four-week period thereafter. At November 13, 2009, the latest measurement date prior to the issuance of this report, cumulative net sales were $6,928,000 greater than the minimum level of cumulative net sales and aggregated 87.7% of our cumulative budgeted net sales from April 2, 2008.

The Company’s right to utilize cash collateral of the senior, secured lenders will terminate upon the occurrence of the following events if the Company fails to cure any of the events within five days after it receives written notice of the event from the senior, secured lenders: (a) failure to comply with the financial covenants, (b) dismissal of the chapter 11 case, (c) conversion of the chapter 11 case to a chapter 7 case, (d) appointment of a trustee to manage the financial affairs of the Company, or (e) occurrence of an event of default as described in the documents governing the use of cash collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company believes that the loans outstanding under the senior, secured credit facility and the interest accrued thereon are fully collateralized and will not be impaired under any plan of reorganization. As a result, the Company has continued to accrue and pay the interest on these loans at the contractual rates.

The commencement of proceedings under chapter 11 constituted an event of default under the terms of the agreement governing the senior, secured credit facility. In addition, prior to the chapter 11 filing date, a cross-default existed under the senior, secured credit facility because the Company did not make the interest payment that was due on its Senior Subordinated Notes on November 1, 2006, and has not made any of the quarterly interest payments since that date. As a result, all of the loans under the senior, secured credit facility are classified as debt in default at September 30, 2009, and December 31, 2008.

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

Debtor-in-Possession Loan

The debtor-in-possession loan in the amount of $4,000,000 was approved by the Bankruptcy Court on April 2 and 17, 2008. The debtor-in-possession loan is unsecured, subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10% (in effect at September 30, 2009). The debtor-in-possession loan was granted super-priority administration expense status by the Bankruptcy Court. The loan matures on the earliest of (1) December 31, 2009, unless otherwise extended, (2) the effective date of a plan of reorganization, (3) the conversion of the bankruptcy proceedings from chapter 11 to chapter 7, (4) the appointment of a chapter 11 trustee, or (5) an event of default as described in the documents governing the debtor-in-possession loan.

Senior Subordinated Notes

The Senior Subordinated Notes matured on August 1, 2009, and are unsecured obligations, subordinated in right of payment to all of the Company’s existing and future senior debt. The Senior Subordinated Notes bear interest at 12% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly interest payments since that date. In addition, the Company did not pay the principal amount of the Senior Subordinated Notes at maturity. Pursuant to a forbearance agreement between the Company and a group of six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding, the interest rate on the Senior Subordinated Notes was increased to 16% effective March 9, 2007. Upon the commencement of the chapter 11 proceedings, the interest rate on the Senior Subordinated Notes reverted to 12%. An additional $7,772,000 aggregate principal amount, or 22.7% of the Senior Subordinated Notes outstanding, is held by certain of the Company’s affiliates and members of their families. At September 30, 2009, accrued interest on the Senior Subordinated Notes totaled $17,246,000. The Senior Subordinated Notes and the accrued interest thereon through September 30, 2009, were classified as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

liabilities subject to compromise in the Company’s consolidated financial statements at September 30, 2009.

Junior Subordinated Note

The Junior Subordinated Note, which matured on November 1, 2009, is an unsecured obligation of the Company that is subordinated in right of payment to all of the Company’s existing and future senior debt and to the Senior Subordinated Notes. The Junior Subordinated Note bears interest at 13% per annum, payable quarterly on February 1, May 1, August 1, and November 1. The Company did not make the interest payment that was due on November 1, 2006, and has not made any of the quarterly interest payments since that date. In addition, the Company did not pay the principal amount of the Junior Subordinated Note at maturity. At September 30, 2009, accrued interest on the Junior Subordinated Note totaled $143,000. The Junior Subordinated Note and the accrued interest thereon through September 30, 2009, were classified as liabilities subject to compromise in the Company’s consolidated financial statements at September 30, 2009.

Series B Preferred Stock

At September 30, 2009, there were outstanding 3,300 shares of the Company’s $8 Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), par value $100 per share, with a carrying value of $660,000. Each share of Series B Preferred Stock is (1) entitled to one vote, (2) redeemable for $200 plus accumulated and unpaid dividends, (3) convertible into 14.8148 shares of common stock (subject to adjustment), (4) accruing dividends at a contractual rate of 4%, and (5) entitled, upon voluntary or involuntary liquidation and after payment of all liabilities of the Company, to a liquidation preference of $200 plus accumulated and unpaid dividends. All of the shares of Series B Preferred Stock are past their scheduled redemption date. In addition, at September 30, 2009, the Company was in arrears on scheduled dividend payments on the Series B Preferred Stock in the aggregate amount of $79,000.

The Series B Preferred Stock is classified as debt in the Company’s consolidated financial statements. At September 30, 2009, the Series B Preferred Stock and accrued dividends thereon were classified as liabilities subject to compromise in the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The Company believes that, at September 30, 2009, the fair value of the loans outstanding under the revolving line of credit, the equipment term loan, the real estate term loan, and the debtor-in-possession loan approximated the principal amounts of such loans. Because of the limited trading in the Company’s various unsecured debt securities, the Company is unable to express an opinion as to the fair value of the Senior Subordinated Notes, the Junior Subordinated Note, or the Series B Preferred Stock.

Cash Interest Paid

Cash interest paid during the nine-month periods ended September 30, 2009 and 2008, including amounts allocated to discontinued operations, totaled $1,568,000 and $2,400,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5 — Interest Expense

A breakdown of interest expense for the three-month and nine-month periods ended September 30, 2009 and 2008, is set forth below (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Interest expense at contractual interest rates:
Senior, secured loans	$390	$618	$1,209	$1,926
Debtor-in-possession loan	102	103	303	191
Senior Subordinated Notes	1,025	1,025	3,076	3,076
Junior Subordinated Note	11	11	34	34
All other	18	(5)	37	61
Subtotal	1,546	1,752	4,659	5,288

Interest expense resulting from incremental interest rates:
Senior, secured loans – default or forbearance premium	–	–	–	172
Senior Subordinated Notes – forbearance premium	–	–	–	411
Senior Subordinated Notes – interest on missed interest payments	403	279	1,115	733
Subtotal	403	279	1,115	1,316

Financing costs and fees	–	–	–	251

Total interest expense	1,949	2,031	5,774	6,855

Less interest expense allocated to discontinued operations	42	42	126	126

Interest expense related to continuing operations	$1,907	$1,989	$5,648	$6,729

Note 6 — Income Taxes

At September 30, 2009, and December 31, 2008, the Company’s net deferred income tax assets were fully reserved by a valuation allowance. The income tax provisions recorded during the three-month and nine-month periods ended September 30, 2009 and 2008, consisted of estimated state income taxes.

Note 7 — Net Loss per Common Share

The calculations of basic and diluted net loss per common share for the three-month and nine-month periods ended September 30, 2009 and 2008, are set forth below (in thousands, except per share amounts). The assumed conversion of the Series B Preferred Stock and the assumed exercise of warrants to purchase the Company’s common stock, all of which expired on August 1, 2009, were not dilutive. In addition, non-vested shares of restricted common stock issued under the Company’s 2005 Stock Award Plan are not considered outstanding common shares for purposes of the calculation of basic net loss per share of common stock because their effect would not be dilutive. As a result, the weighted average number of common shares outstanding used in the calculation of basic and diluted loss per share of common stock set forth below does not include the assumed conversion of the Series B Preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock, the assumed exercise of the warrants, or the non-vested shares of restricted common stock issued under the 2005 Stock Award Plan.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Numerator – Loss:
Continuing operations	$(1,863)	$(3,184)	$(8,469)	$(6,526)
Discontinued operations	(61)	(21)	(85)	(81)
Net loss	$(1,924)	$(3,205)	$(8,554)	$(6,607)
Denominator – Weighted average shares outstanding	4,980	4,962	4,977	4,958
Basic and diluted loss per share of common stock:
Continuing operations	$(0.37)	$(0.65)	$(1.70)	$(1.32)
Discontinued operations	(0.02)	–	(0.02)	(0.01)
Net loss	$(0.39)	$(0.65)	$(1.72)	$(1.33)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Corporate Office oversees the operations of the Rubber Group and the Metals Group and performs certain general administrative functions that are not directly related to any activity carried on by either the Rubber Group or the Metals Group. Corporate Office expenses include the compensation and benefits of the Company’s executive officers and corporate staff, rent on the office space occupied by these individuals, general corporate legal fees, including fees related to financings, and certain insurance expenses. Assets of the Corporate Office are primarily cash, marketable securities, and certain prepaid expenses and other current assets.

Sales by Market

The following table summarizes net sales for the three-month and nine-month periods ended September 30, 2009 and 2008, by the end-market in which the Company’s components were utilized (dollar amounts in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
	2009		2008 (1)		2009		2008 (1)
Automotive – aftermarket	$7,876	47.3%	$6,717	37.6%	$21,046	45.6%	$21,326	36.0%
Automotive – original equipment	5,083	30.5	6,179	34.6	12,473	27.0	22,725	38.4
Medical	3,358	20.2	4,305	24.1	11,124	24.1	12,566	21.2
Other	331	2.0	670	3.7	1,547	3.3	2,606	4.4
Total net sales	$16,648	100.0%	$17,871	100.0%	$46,190	100.0%	$59,223	100.0%

(1) In order to conform to the method of classification used in 2009, the amount of net sales shown for certain market classifications in 2008 have changed from amounts previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Segment Financial Data

Information relating to the Company’s operating segments and the Corporate Office for the three-month and nine-month periods ended September 30, 2009 and 2008, is summarized below (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net sales:
Rubber Group	$13,862	$15,327	$39,187	$50,643
Metals Group	2,786	2,544	7,003	8,580
Total net sales	$16,648	$17,871	$46,190	$59,223

Income (loss) from operations:
Rubber Group	$1,743	$1,341	$3,269	$6,186
Metals Group	(64)	(333)	(840)	(353)
Subtotal	1,679	1,008	2,429	5,833
Corporate Office (1)	(565)	(572)	(1,734)	(2,203)
Total income from operations	$1,114	$436	$695	$3,630

Depreciation and amortization (2):
Rubber Group	$1,045	$1,120	$3,159	$3,564
Metals Group	113	127	343	415
Subtotal	1,158	1,247	3,502	3,979
Corporate Office	14	13	39	38
Total depreciation and amortization	$1,172	$1,260	$3,541	$4,017

Capital expenditures:
Rubber Group	$215	$392	$1,194	$1,901
Metals Group	107	145	205	288
Subtotal	322	537	1,399	2,189
Corporate Office	–	7	–	18
Total capital expenditures	$322	$544	$1,399	$2,207

	Sept. 30,	Dec. 31,
	2009	2008
Assets:
Rubber Group	$37,431	$38,527
Metals Group	6,588	7,680
Subtotal	44,019	46,207
Corporate Office	3,173	5,883
Total assets	$47,192	$52,090

(1)

During the nine-month period ended September 30, 2008, Corporate Office expenses included $508,000 of expenses incurred in connection with the Company’s efforts to refinance, restructure, or repay its indebtedness prior to its chapter 11 filing on April 1, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2)

Excludes amortization and write-off of deferred financing expenses, which totaled $251,000 during the nine-month period ended September 30, 2008. Amortization and write-off of deferred financing expenses is included in interest expense in the consolidated financial statements.

Note 9 — Accumulated Other Comprehensive Loss

The Company’s marketable securities are valued at their quoted market prices at the close of business on September 30, 2009, in accordance with the guidance set forth in FASB ASC subtopic 820-10 (level 1 inputs). Based on the classification of these marketable securities as available-for-sale, the Company recognized other comprehensive income of $29,000 and $74,000 during the three-month and nine-month periods ended September 30, 2009, respectively, and other comprehensive losses of $30,000 and $98,000 during the three-month and nine-month periods ended September 30, 2008, respectively.

Note 10 — Discontinued Operations

The results of operations, assets, liabilities, and cash flows of the Company’s former diecasting business have been classified as discontinued operations in the consolidated financial statements.

Note 11 — Restructuring of Connector-Seal Business

During the last six months of 2008, the Company experienced a dramatic downturn in sales of components used in automotive original equipment, which resulted in operating losses at its connector-seal facility in Vienna, Ohio. Because of these losses and because the Company did not believe that it would be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, the Company decided to close this facility and move the production to the Company’s other rubber molding facilities. The relocation of the connector-seal business to the Company’s other rubber molding facilities was completed during the third quarter of 2009. The estimated cost to restructure the connector-seal business, including the cost to move the production at this facility to the Company’s other rubber molding facilities and prepare the Vienna, Ohio, manufacturing building for sale, will total approximately $888,000, which consists of (1) $383,000 for employee related expenses, including, special incentive compensation, severance, and other costs, (2) $255,000 for start-up expenses at the new manufacturing locations, (3) $109,000 for the moving and installation of manufacturing equipment, and (4) $141,000 for building repairs and maintenance. During the three-month period ended September 30, 2009, the Company expensed $258,000 of restructuring costs, of which $238,000 was included in cost of sales and $20,000 was included in selling and administrative expenses in the Company’s consolidated statements of operations. During the nine-month period ended September 30, 2009, the Company expensed $738,000 of restructuring costs, of which $682,000 was included in cost of sales and $56,000 was included in selling and administrative expenses in the Company’s consolidated statements of operations. At September 30, 2009, the Company had accrued $27,000 on its consolidated balance sheet for severance awards and termination benefits granted to employees of the Vienna, Ohio, facility. These accrued benefits are scheduled to be paid out during the fourth quarter of 2009. Although there can be no assurance, the Company currently believes, based on independent appraisals, that it should be able to sell the Vienna, Ohio, manufacturing facility and certain manufacturing equipment that the Company is not planning to move to its other rubber molding facilities, at a value that will be in excess of the carrying value of these assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12 — Warrants to Purchase Common Stock

On August 1, 2009, all outstanding warrants to purchase the Company’s common stock expired unexercised.

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

•

our ability to obtain court approvals with respect to motions in our chapter 11 proceedings;

•

our ability to obtain financing that will permit us to exit chapter 11;

•

our ability to develop, confirm, and consummate a plan of reorganization with respect to the chapter 11 proceedings;

•

which currently proposed plan of reorganization, if any, will be approved by the Bankruptcy Court;

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

For additional discussion about risks and uncertainties that may affect our business, please refer to “Risk Factors” in Part II, Item 1A of our Form 10-Q for the three-month period ended March 31, 2009, and this Form 10-Q, and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

Subsequent Events

Our Junior Subordinated Note matured on November 1, 2009. We did not pay the principal amount of the note at its maturity. Because we categorize the interest on our unsecured prepetition debt as an allowed claim under our proposed plan of reorganization, we continue to accrue interest on the Junior Subordinated Note at the contractual rate of 13%.

Results of Operations — Third Quarter of 2009 Versus Third Quarter of 2008

Unless otherwise indicated, the data set forth below in this Item 2 relate solely to our continuing operations.

The following table sets forth (in thousands of dollars) our consolidated operating results for the three-month periods ended September 30, 2009 and 2008, the reconciliation of the loss from continuing operations to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for those periods, and the reconciliation of EBITDA to net cash provided or used by our operating activities for those periods. The term EBITDA, as used by us, does not include reorganization items, which are classified as nonoperating expense in our consolidated statements of operations. EBITDA is not a measure of performance under GAAP. We have presented EBITDA here and elsewhere in this Form 10-Q for the following reasons:

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

6.

Our definition of EBITDA may not be the same as the definition of EBITDA used by other companies, including companies in our industry; as the number of differences in the definition of EBITDA increases, the usefulness of EBITDA as a comparative measure decreases. The definition of EBITDA used here is different from the definition of EBITDA used to calculate compliance with the financial covenants in the loan agreements that governed our senior, secured credit facility prior to our chapter 11 filing on April 1, 2008.

To compensate for the shortcomings of EBITDA as a financial measure, it is important to use financial data derived under GAAP when analyzing our financial performance. EBITDA should not be considered to be a substitute for the following GAAP measures: gross profit, income from operations, net income, or net cash provided from operating activities.

Also included in the table are the net cash flows provided or used by our investing activities and financing activities (dollar amounts in thousands):

	Three Months Ended September 30
	2009		2008

Net sales	$16,648	100.0%	$17,871	100.0%

Cost of sales	14,251	85.6	15,733	88.0

Gross profit	2,397	14.4	2,138	12.0

Selling and administrative expenses	1,283	7.7	1,702	9.5

Income from operations	1,114	6.7	436	2.4

Interest expense	1,907	11.5	1,989	11.1
Reorganization items, net expense	1,062	6.4	1,622	9.1

Loss before income taxes	(1,855)	(11.1)	(3,175)	(17.8)

Income tax provision	8	–	9	0.1

Loss from continuing operations	(1,863)	(11.2)	(3,184)	(17.8)

Add back:
Depreciation and amortization	1,172	7.0	1,260	7.1
Interest expense	1,907	11.5	1,989	11.1
Reorganization items, net expense	1,062	6.4	1,622	9.1
Income tax provision	8	–	9	0.1

EBITDA	2,286	13.7	1,696	9.5

Adjustments to reconcile EBITDA to net cash provided (used) by operating activities:
Interest expense	(1,907)	(11.5)	(1,989)	(11.1)
Reorganization items, net expense	(1,062)	(6.4)	(1,622)	(9.1)
Income tax provision	(8)	–	(9)	(0.1)
Net change in accrued reorganization expenses expenses	515	3.1	265	1.5
Net change in operating assets and liabilities	201	1.2	1,122	6.3

Net cash provided (used) by operating activities	$25	0.2%	$(537)	(3.0)%

Net cash used by investing activities	$(370)	(2.2)%	$(643)	(3.6)%

Net cash used by financing activities	$(390)	(2.3)%	$(832)	(4.7)%

Net sales classified by the end-market in which our components were utilized for the three-month periods ended September 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended September 30
	2009		2008 (1)

Automotive – aftermarket	$7,876	47.3%	$6,717	37.6%
Automotive – original equipment	5,083	30.5	6,179	34.6
Medical	3,358	20.2	4,305	24.1
Other	331	2.0	670	3.7

Total net sales	$16,648	100.0%	$17,871	100.0%

(1) In order to conform to the method of classification used in 2009, the amount of net sales shown for certain market classifications in 2008 have changed from amounts previously reported.

Our net sales for the third quarter of 2009 declined by $1,223,000, or 6.8%, compared to the third quarter of 2008. The decrease in net sales was primarily the result of a $1,096,000, or 17.7%, decrease in net sales of automotive components, primarily connector seals for automotive wiring systems, used by original equipment manufacturers, as a result of the significant reduction in automotive production levels, and a $947,000, or 22.0%, reduction in the sales of medical components, offset, in part, by a $1,159,000 increase, or 17.3%, in sales of automotive components for use in the automotive aftermarket.

EBITDA for the third quarter of 2009 was $2,286,000, or 13.7% of net sales, compared to EBITDA of $1,696,000, or 9.5% of net sales, for the third quarter of 2008. The change in EBITDA reflected a $327,000 increase in EBITDA at the Rubber Group, a $255,000 increase in EBITDA at the Metals Group, and a $8,000 increase in EBITDA at the Corporate Office.

Net cash provided by our operating activities during the third quarter of 2009 totaled $25,000, compared to net cash used by operating activities of $537,000 for the third quarter of 2008.

The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the three-month periods ended September 30, 2009 and 2008.

Rubber Group

The Rubber Group manufactures tight-tolerance rubber components. The Rubber Group’s primary products are insulators used in both aftermarket and original equipment automotive ignition-wire sets, connector seals used in automotive wiring systems, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and laparoscopic surgical equipment.

The following table sets forth the operating results of the Rubber Group for the three-month periods ended September 30, 2009 and 2008, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended September 30
	2009		2008

Net sales	$13,862	100.0%	$15,327	100.0%
Cost of sales	11,506	83.0	12,990	84.8
Gross profit	2,356	17.0	2,337	15.2
Selling and administrative expenses	613	4.4	996	6.5
Income from operations	1,743	12.6	1,341	8.7
Add back depreciation and amortization	1,045	7.5	1,120	7.3
EBITDA	$2,788	20.1%	$2,461	16.1%

Net sales by the type of market in which the Rubber Group’s components were utilized for the three-month periods ended September 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended September 30
	2009		2008 (1)

Automotive – aftermarket	$7,876	56.8%	$6,717	43.8%
Medical	3,358	24.2	4,305	28.1
Automotive – original equipment	2,590	18.7	4,057	26.5
Other	38	0.3	248	1.6

Total net sales	$13,862	100.0%	$15,327	100.0%

(1)

In order to conform to the method of classification used in 2009, the amount of net sales shown for certain market classifications in 2008 have changed from amounts previously reported.

During the third quarter of 2009, net sales of the Rubber Group decreased by $1,465,000, or 9.6%, compared to the third quarter of 2008, primarily because of a $1,467,000, or 36.2%, reduction in net sales of components for use in automotive original equipment applications, primarily connector seals for automotive wiring systems. This reduction was caused by large production cutbacks by North American automobile manufacturers and related inventory reductions throughout the supply chain during the third quarter of 2009 in response to reduced consumer demand for automobiles and light trucks. In addition, sales of medical components decreased by $947,000, or 22.0%, primarily due to (1) the reduction of safety stocks in inventory built up by one of our larger customers during the second and third quarters of 2008, and (2) a reduction in sales of a high volume, low margin component that is dual-sourced by our customer. These decreases were offset, in part, by a $1,159,000 increase, or 17.3%, in sales of automotive components for use in the automotive aftermarket.

Cost of sales as a percentage of net sales decreased to 83.0% of net sales during the third quarter of 2009, compared to 84.8% of net sales during the third quarter of 2008. This reduction was a result of improved product mix.

Selling and administrative expenses of the Rubber Group decreased by $383,000, or 38.5%, during the third quarter of 2009, compared to the third quarter of 2008, primarily because (1) during the third quarter of 2008 we incurred $257,000 of one-time fees and expenses related to the services of a consulting firm that was retained to assist us with the upgrading of the operating systems and procedures at our facility in Rock Hill, South Carolina, (2) we reduced our administrative expenses as a result of the closing of our facility located in Vienna, Ohio, and (3) we recovered certain accounts receivable previously written off as uncollectible. Selling and administrative expenses expressed as a percentage of net sales decreased to 4.4% of net sales during the third quarter of 2009, compared to 6.5% during the third quarter of 2008.

During the third quarter of 2009, the Rubber Group’s income from operations totaled $1,743,000, an increase of 402,000, or 30.0%, compared to the third quarter of 2008. The Rubber Group’s EBITDA for the third quarter of 2009 was $2,788,000, or 20.1% of net sales, compared to $2,461,000, or 16.1% of net sales, for the third quarter of 2008.

During the last six months of 2008, we experienced a dramatic downturn in sales of components used in automotive original equipment, which resulted in operating losses at our connector-seal facility in Vienna, Ohio. Because of these losses and because we did not believe that it would be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, we decided to close this facility and move the production to our other rubber molding facilities. The relocation of the connector-seal business to our other rubber molding facilities was completed during the third quarter of 2009. The estimated cost to restructure the connector-seal business, including the cost to move the production at this facility to the our other rubber molding facilities and prepare the Vienna, Ohio, manufacturing building for sale, will total approximately $888,000, which consists of (1) $383,000 for employee related expenses, including, special incentive compensation, severance, and other costs, (2) $255,000 for start-up expenses at the new manufacturing locations, (3) $109,000 for moving and installation of manufacturing equipment and (4) $141,000 for building repairs and maintenance. During the three-month period ended September 30, 2009, we expensed $258,000 of restructuring expenses, of which $238,000 was included in cost of sales and $20,000 was included in selling and administrative expenses in our consolidated statements of operations. At September 30, 2009, we had accrued $27,000 on our consolidated balance sheet for severance awards and termination benefits granted to employees of the Vienna, Ohio, facility. These accrued benefits are scheduled to be paid out during the fourth quarter of 2009. Although there can be no assurance, we currently believe, based on independent appraisals, that we should be able to sell the Vienna, Ohio, manufacturing facility and certain manufacturing equipment that we are not planning to move to our other rubber molding facilities, for an aggregate amount in excess of the carrying value of those assets.

Metals Group

The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive original equipment manufacturers.

The following table sets forth the operating results of the Metals Group for the three-month periods ended September 30, 2009 and 2008, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended September 30
	2009		2008

Net sales	$2,786	100.0%	$2,544	100.0%
Cost of sales	2,745	98.5	2,743	107.8
Gross profit (loss)	41	1.5	(199)	(7.8)
Selling and administrative expenses	105	3.8	134	5.3
Loss from operations	(64)	(2.3)	(333)	(13.1)
Add back depreciation and amortization	113	4.1	127	5.0
EBITDA	$49	1.8%	$(206)	(8.1)%

Net sales by the end-market in which the Metals Group’s components were utilized for the three-month periods ended September 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended September 30
	2009		2008

Automotive – original equipment	$2,493	89.5%	$2,122	83.4%
Other	293	10.5	422	16.6

Total net sales	$2,786	100.0%	$2,544	100.0%

During the third quarter of 2009, net sales of the Metals Group increased by $242,000, or 9.5%, compared to the third quarter of 2008, primarily as a result of increased net sales of existing and new automotive original equipment components to the Metals Group’s largest customer.

Cost of sales as a percentage of net sales decreased to 98.5% of net sales during the third quarter of 2009 from 107.8% of net sales during the third quarter of 2008, primarily because of improved efficiencies and better product mix.

Selling and administrative expenses of the Metals Group decreased by $29,000, or 21.6%, from the third quarter of 2008 to the third quarter of 2009, primarily as a result of a reduction in selling expenses.

Selling and administrative expenses expressed as a percentage of net sales decreased to 3.8% of net sales during the third quarter of 2009, compared to 5.3% during the third quarter of 2008.

For the third quarter of 2009, the Metals Group’s loss from operations was $64,000, compared to a loss from operations of $333,000 for the third quarter of 2008. The Metals Group’s EBITDA for the third quarter of 2009 was positive $49,000, compared to negative $206,000 for 2008.

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

The following table sets forth the operating results of the Corporate Office for the three-month periods ended September 30, 2009 and 2008, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Three Months Ended
	September 30
	2009	2008

Loss from operations	$(565)	$(572)

Add back depreciation and amortization	14	13

EBITDA	$(551)	$(559)

Interest Expense

A breakdown of interest expense for the three-month periods ended September 30, 2009 and 2008, is set forth below (dollar amounts in thousands):

	Three Months Ended
	September 30
	2009	2008
Interest expense at contractual interest rates:
Senior, secured loans	$391	$618
Debtor-in-possession loan	102	103
Senior Subordinated Notes	1,025	1,025
Junior Subordinated Note	11	11
All other	18	(5)
Subtotal	1,547	1,752

Interest expense resulting from incremental interest rates:
Senior Subordinated Notes – interest on missed interest payments	402	279
Subtotal	402	279

Total interest expense	1,949	2,031

Less interest expense allocated to discontinued operations	42	42

Interest expense related to continuing operations	$1,907	$1,989

The average amount of debt outstanding during the third quarters of 2009 and 2008, including past due interest payments on which we are accruing interest, was $85,234,000 and $83,990,000, respectively. In the third quarters of 2009 and 2008, cash interest payments were $508,000 and $715,000, respectively. This decrease relates primarily to reductions in LIBOR and the prime rate.

The Bankruptcy Court has entered a series of orders authorizing certain arrangements pursuant to which we are permitted to utilize the collections on our accounts receivable in the operation of our business. Under those arrangements, the interest rates on our senior, secured debt were reduced from the default rates to the contractual rates, and we agreed to continue to pay the scheduled monthly principal payments on the secured term loans. Because we categorize the interest on our unsecured prepetition debt as an allowed claim under our proposed plan of reorganization, we continue to accrue interest on our unsecured prepetition debt at the applicable contractual rates. For more information about the status of our debt, please refer to the section titled “Liquidity and Capital Resources – Liquidity and Chapter 11 Filing” in this Part I, Item 2.

Reorganization Items

ASC 852-10 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations. Reorganization items reflected in our consolidated financial statements for the three-month periods ended September 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Three Months Ended
	September 30
	2009	2008

Professional fees and expenses incurred directly by us	$365	$833
Professional fees and expenses incurred by creditors	659	691
Other costs	50	149
Interest income	(12)	(51)

Reorganization items, net expense	$1,062	$1,622

Income Tax Provision

The income tax provisions recorded during the three-month periods ended September 30, 2009 and 2008, consisted of estimated state income taxes.

Discontinued Operation

The results of operations, assets, liabilities, and cash flows of the Company’s former diecasting business have been classified as discontinued operations in the consolidated financial statements. Interest expense allocated to discontinued operations totaled $42,000 in each of the third quarters of 2009 and 2008.

Results of Operations — First Nine Months of 2009 Versus First Nine Months of 2008

Unless otherwise indicated, the data set forth below in this Item 2 relate solely to our continuing operations.

The following table sets forth (in thousands of dollars) our consolidated operating results for the nine-month periods ended September 30, 2009 and 2008, the reconciliation of the loss from continuing operations to EBITDA for those periods, and the reconciliation of EBITDA to net cash provided or used by our operating activities for those periods. Also included in the table are the net cash flows provided or used by our investing activities and financing activities (dollar amounts in thousands):

	Nine Months Ended September 30
	2009		2008

Net sales	$46,190	100.0%	$59,223	100.0%

Cost of sales	41,382	89.6	50,563	85.4

Gross profit	4,808	10.4	8,660	14.6

Selling and administrative expenses (1)	4,113	8.9	5,030	8.5

Income from operations	695	1.5	3,630	6.1

Interest expense	5,648	12.2	6,729	11.4
Reorganization items, net expense	3,490	7.5	3,392	5.7

Loss before income taxes	(8,443)	(18.3)	(6,491)	(11.0)

Income tax provision	26	0.1	35	0.1

Loss from continuing operations	(8,469)	(18.3)	(6,526)	(11.0)

Add back:
Depreciation and amortization (2)	3,541	7.7	4,017	6.8
Interest expense	5,648	12.2	6,729	11.4
Reorganization items, net expense	3,490	7.5	3,392	5.7
Income tax provision	26	0.1	35	0.1

EBITDA	4,236	9.2	7,647	12.9

Adjustments to reconcile EBITDA to net cash provided (used) by operating activities:
Interest expense	(5,648)	(12.23)	(6,729)	(11.4)
Reorganization items, net expense	(3,490)	(7.5)	(3,392)	(5.7)
Amortization and write-off of deferred financing expenses included in interest expense	–	–	251	0.4
Income tax provision	(26)	(0.1)	(35)	(0.1)
Net change in accrued reorganization expenses	601	1.3	1,774	3.0
Net change in operating assets and liabilities	4,983	10.8	4,362	7.4

Net cash provided by operating activities	$656	1.4%	$3,878	6.5%

Net cash used by investing activities	$(1,354)	(2.9)%	$(2,387)	(4.0)%

Net cash provided (used) by financing activities	$(2,007)	(4.3)%	$4,878	8.2%

(1) The nine-month period ended September 30, 2008, includes $508,000 of expenses incurred in connection with our efforts to refinance, restructure, or repay our indebtedness prior to our chapter 11 filing on April 1, 2008.

(2) Does not include the amortization and write-off of deferred financing expenses, which totaled $251,000 during the nine-month period ended September 30, 2008, and which is included in  interest expense in the consolidated financial statements.

Net sales by the end-market in which our components were utilized for the nine-month periods ended September 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Nine Months Ended September 30
	2009		2008 (1)

Automotive – aftermarket	$21,046	45.6%	$21,326	36.0%
Automotive – original equipment	12,473	27.0	22,725	38.4
Medical	11,124	24.1	12,566	21.2
Other	1,547	3.3	2,606	4.4

Total net sales	$46,190	100.0%	$59,223	100.0%

(1) In order to conform to the method of classification used in 2009, the amount of net sales shown for certain market classifications in 2008 have changed from amounts previously reported.

Our net sales for the first nine months of 2009 declined by $13,033,000, or 22.0%, compared to the first nine months of 2008. The decrease in net sales was primarily the result of a decrease of $10,252,000, or 45.1% in net sales of automotive components, primarily connector seals for automotive wiring systems, used by original equipment manufacturers, as a result of the significant reduction in automotive production levels, and a $1,442,000, or 11.4%, reduction in the sales of medical components.

EBITDA for the first nine months of 2009 was $4,236,000, or 9.2% of net sales, compared to EBITDA of $7,647,000, or 12.9% of net sales, for the first nine months of 2008. The change in EBITDA reflected a $3,322,000 decrease in EBITDA at the Rubber Group, a $559,000 decrease in EBITDA at the Metals Group, and a $470,000 increase in EBITDA at the Corporate Office.

Net cash provided by our operating activities during the first nine months of 2009 totaled $656,000, compared to net cash provided by operating activities of $3,878,000 for 2008.

The discussion that follows sets forth our analysis of the operating results of the Rubber Group, the Metals Group, and the Corporate Office for the nine-month periods ended September 30, 2009 and 2008.

Rubber Group

The Rubber Group manufactures tight-tolerance rubber components. The Rubber Group’s primary products are insulators used in both aftermarket and original equipment automotive ignition-wire sets, connector seals used in automotive wiring systems, and molded rubber components used in a variety of medical devices, such as intravenous medication-delivery systems, syringes, and laparoscopic surgical equipment.

The following table sets forth the operating results of the Rubber Group for the nine-month periods ended September 30, 2009 and 2008, and the reconciliation of the Rubber Group’s income from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended September 30
	2009		2008

Net sales	$39,187	100.0%	$50,643	100.0%
Cost of sales	33,808	86.3	42,040	83.0
Gross profit	5,379	13.7	8,603	17.0
Selling and administrative expenses	2,110	5.4	2,417	4.8
Income from operations	3,269	8.3	6,186	12.2
Add back depreciation and amortization	3,159	8.1	3,564	7.0
EBITDA	$6,428	16.4%	$9,750	19.3%

Net sales by the end-market in which the Rubber Group’s components were utilized for the nine-month periods ended September 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Nine Months Ended September 30
	2009		2008 (1)

Automotive – aftermarket	$21,046	53.7%	$21,326	42.1%
Medical	11,124	28.4	12,566	24.8
Automotive – original equipment	6,708	17.1	15,651	30.9
Other	309	0.8	1,100	2.2

Total net sales	$39,187	100.0%	$50,643	100.0%

(1) In order to conform to the method of classification used in 2009, the amount of net sales shown for certain market classifications in 2008 have changed from amounts previously reported.

During the first nine months of 2009, net sales of the Rubber Group decreased by $11,456,000, or 22.6%, compared to the first nine months of 2008, primarily because of a $8,943,000, or 57.1%, reduction in net sales of components for use in automotive original equipment applications, primarily connector seals for automotive wiring systems. This reduction was caused by dramatic production cutbacks by North American automobile manufacturers and related inventory reductions throughout the supply chain during the first nine months of 2009 in response to sharply declining consumer demand for automobiles and light trucks. In addition, sales of medical components decreased by $1,442,000, or 11.5%, primarily due to (1) the reduction in safety stocks in inventory built up by one of our larger customers during the second and third quarters of 2008, and (2) a reduction in sales of a high volume, low margin component that is dual-sourced by our customer.

Cost of sales as a percentage of net sales increased to 86.3% of net sales during the first nine months of 2009, compared to 83.0% of net sales during the first nine months of 2008, primarily because our connector-seal manufacturing facility in Vienna, Ohio, reported an operating loss of $3,326,000 during the first nine months of 2009, compared to an operating loss of $727,000 during the first nine months of 2008, as a result of the underabsorption of fixed or partially fixed costs as a result of sharply reduced sales volume, and because the connector-seal facility expensed $738,000 of costs incurred in connection with closing the facility, moving the production of connector-seals to our other rubber molding facilities, and preparing the building for sale.

Selling and administrative expenses of the Rubber Group decreased by $307,000, or 12.7%, during the first nine months of 2009, compared to the first nine months of 2008 primarily because we incurred $282,000 of one-time fees and expenses during the first nine months of 2008 related to the services of a consulting firm that was retained to assist us with the upgrading of the operating systems and procedures at our facility in Rock Hill, South Carolina. Selling and administrative expenses expressed as a percentage of net sales increased to 5.4% of net sales during the first nine months of 2009, compared to 4.8% during the first nine months of 2008.

During the first nine months of 2009, the Rubber Group’s income from operations totaled $3,269,000, a decrease of $2,917,000, or 47.2%, compared to the first nine months of 2008. The Rubber Group’s EBITDA for the first nine months of 2009 was $6,428,000, or 16.4% of net sales, compared to $9,750,000, or 19.3% of net sales, for the first nine months of 2008.

During the last six months of 2008, we experienced a dramatic downturn in sales of components used in automotive original equipment, which resulted in operating losses at our connector-seal facility in Vienna, Ohio. Because of these losses and because we did not believe that it would be possible to return this facility to an adequate level of profitability in the foreseeable future, during the first quarter of 2009, we decided to close this facility and move the production to our other rubber molding facilities. The relocation of the connector-seal business to our other rubber molding facilities was completed during the third quarter of 2009. The estimated cost to restructure the connector-seal business, including the cost to move the production to our other rubber molding facilities and prepare the Vienna, Ohio, manufacturing building for sale, will total approximately $888,000, which consists of (1) $383,000 for employee related expenses, including, special incentive compensation, severance, and other costs, (2) $255,000 for start-up expenses at the new manufacturing locations, (3) $109,000 for moving and installation of manufacturing equipment, and (4) $141,000 for building repairs and maintenance. During the first nine months of 2009, we incurred $738,000 of restructuring expenses, of which $682,000 was included in cost of sales and $56,000 was included in selling and administrative expenses in our consolidated statements of operations. At September 30, 2009, we had accrued $27,000 on our consolidated balance sheet for severance awards and termination benefits granted to employees of the Vienna, Ohio, facility. These accrued benefits are scheduled to be paid out during the fourth quarter of 2009. Although there can be no assurance, we currently believe, based on independent appraisals, that we should be able to sell the Vienna, Ohio, manufacturing facility and certain manufacturing equipment that we are not planning to move to our other rubber molding facilities, for an  aggregate amount in excess of the carrying value of those assets.

Metals Group

The Metals Group manufactures machined metal components from aluminum, brass, steel, and stainless steel bars, forgings, and cold-headed blanks. The Metals Group’s sales are primarily to automotive original equipment manufacturers.

The following table sets forth the operating results of the Metals Group for the nine-month periods ended September 30, 2009 and 2008, and the reconciliation of the Metals Group’s income or loss from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended September 30
	2009		2008

Net sales	$7,003	100.0%	$8,580	100.0%
Cost of sales	7,574	108.2	8,523	99.3
Gross profit (loss)	(571)	(8.2)	57	0.7
Selling and administrative expenses	269	3.8	410	4.8
Loss from operations	(840)	(12.0)	(353)	(4.1)
Add back depreciation and amortization	343	4.9	415	4.8
EBITDA	$(497)	(7.1)%	$62	0.7%

Net sales by the end-market in which the Metals Group’s components were utilized for the nine-month periods ended September 30, 2009 and 2008, are set forth below (dollar amounts in thousands):

	Nine Months Ended September
	2009		2008

Automotive – original equipment	$5,765	82.3%	$7,074	82.4%
Other	1,238	17.7	1,506	17.6

Total net sales	$7,003	100.0%	$8,580	100.0%

During the first nine months of 2009, net sales of the Metals Group decreased by $1,557,000, or 18.3%, compared to the first nine months of 2008, primarily as a result of reduced net sales of components to automotive original equipment manufacturers. This reduction was primarily a result of dramatic production cutbacks by North American automobile manufacturers and related inventory reductions throughout the supply chain during the first half of 2009 in response to sharply declining consumer demand for automobiles and light trucks.

Cost of sales as a percentage of net sales increased to 108.2% of net sales during the first nine months of 2009 from 99.3% of net sales during the first nine months of 2008, primarily because of the underabsorption of fixed or partially fixed manufacturing overhead during a period of reduced sales volume.

Selling and administrative expenses of the Metals Group decreased by $141,000, or 34.4%, from the first nine months of 2008 to the first nine months of 2009, primarily as a result of a reduction in selling expenses. Selling and administrative expenses expressed as a percentage of net sales decreased to 3.8% of net sales during the first nine months of 2009, compared to 4.8% during the first nine months of 2008.

For the first nine months of 2009, the Metals Group’s loss from operations was $840,000, compared to a loss from operations of $353,000 for the first nine months of 2008. The Metals Group’s EBITDA for the first nine months of 2009 was negative $497,000, compared to positive $62,000 for 2008.

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

The following table sets forth the operating results of the Corporate Office for the nine-month periods ended September 30, 2009 and 2008, and the reconciliation of the Corporate Office’s loss from operations to its EBITDA (dollar amounts in thousands):

	Nine Months Ended
	September 30
	2009	2008

Loss from operations	$(1,734)	$(2,203)

Add back depreciation and amortization (1)	39	38

EBITDA	$(1,695)	$(2,165)

(1)

Excludes the amortization and write-off of deferred financing expenses, which totaled $251,000 during the first nine months of 2008 and which is included in interest expense in the consolidated financial statements.

During the first nine months of 2009, Corporate Office expenses decreased to $1,734,000 from $2,203,000 during the first nine months of 2008. This decrease is primarily attributed to $508,000 of expenses incurred during the first quarter of 2008, prior to our chapter 11 filing on April 1, 2008, in connection with our efforts to refinance, restructure, or repay our indebtedness. Subsequent to our chapter 11 filing on April 1, 2008, expenses incurred in connection with our efforts to refinance, restructure, or repay our indebtedness are being classified as reorganization items in our consolidated statements of operations, in accordance with ASC 852-10. For more information on our efforts to refinance, restructure, or repay our indebtedness, please refer to the section titled “Liquidity and Capital Resources – Liquidity and Chapter 11 Filing” in this Part I, Item 2.

Interest Expense

A breakdown of interest expense for the nine-month periods ended September 30, 2009 and 2008, is set forth below (dollar amounts in thousands):

	Nine Months Ended
	September 30
	2009	2008
Interest expense at contractual interest rates:
Senior, secured loans	$1,210	$1,926
Debtor-in-possession loan	303	191
Senior Subordinated Notes	3,076	3,076
Junior Subordinated Note	34	34
All other	37	61
Subtotal	4,660	5,288

Interest expense resulting from incremental interest rates:
Senior, secured loans – default or forbearance premium	–	172
Senior Subordinated Notes – forbearance premium	–	411
Senior Subordinated Notes – interest on missed interest payments	1,114	733
Subtotal	1,114	1,316

Financing costs and fees	–	251

Total interest expense	5,774	6,855

Less interest expense allocated to discontinued operations	126	126

Interest expense related to continuing operations	$5,648	$6,729

The average amount of debt outstanding during the first nine months of 2009 and 2008, including past due interest payments on which we are accruing interest, was $84,531,000 and $80,979,000, respectively. In the first nine months of 2009 and 2008, cash interest payments were $1,568,000 and $2,400,000, respectively. This decrease relates primarily to the modification of our senior, secured credit facility, including the elimination of a 2% premium charged on outstanding balances under such facility, and reductions in LIBOR and the prime rate.

The Court has entered a series of orders authorizing certain arrangements pursuant to which we are permitted to utilize the collections on our accounts receivable in the operation of our business. Under those arrangements, the interest rates on our senior, secured debt were reduced from the default rates to the contractual rates, and we agreed to continue to pay the scheduled monthly principal payments on the secured term loans. Because we categorize the interest on our unsecured prepetition debt as an allowed claim under our proposed plan of reorganization, we continue to accrue interest on our unsecured prepetition debt at the applicable contractual rates. For more information about the status of our debt, please refer to the section titled “Liquidity and Capital Resources – Liquidity and Chapter 11 Filing” in this Part I, Item 2.

Reorganization Items

ASC 852-10 requires that revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of a business must be reported separately as reorganization items in the statements of operations. Reorganization items reflected in our consolidated financial statements for the nine-month periods ended September 30, 2009 and 2008 are set forth below (dollar amounts in thousands):

	Nine Months	April 1, 2008
	Ended	Through
	September 30,	September 30,
	2009	2008

Professional fees and expenses incurred directly by us	$1,200	$1,832
Professional fees and expenses incurred by creditors	2,119	1,316
Other costs	210	326
Interest income	(39)	(82)
Reorganization items, net expense	$3,490	$3,392

Income Tax Provision

The income tax provisions recorded during the nine-month periods ended September 30, 2009 and 2008, consisted of estimated state income taxes.

Discontinued Operation

The results of operations, assets, liabilities, and cash flows of the Company’s former diecasting business have been classified as discontinued operations in the consolidated financial statements. Interest expense allocated to discontinued operations totaled $126,000 in each of the nine-month periods ended September 30, 2009 and 2008.

Liquidity and Capital Resources

Operating Activities

During the first nine months of 2009, operating activities of our continuing operations provided net cash of $656,000. Net accounts receivable increased by $2,318,000, or 34.1%, during the first nine months of 2009, primarily because our net product sales during August and September of 2009 were greater than our net product sales during November and December of 2008. Net inventories decreased by $2,629,000, or 24.9%, because we undertook an aggressive program to bring our inventory levels in line with our current levels of sales. Prepaid expenses and other current assets increased by $423,000, or 17.4%, primarily because of an increase in prepaid insurance premiums and an increase in tooling being manufactured for our customers, offset, in part, by the collection of a portion of our receivable for insurance reimbursement related to losses we incurred at our facility in Rock Hill, South Carolina, caused by fire in November of 2008. Accrued interest expense, including accrued interest expense classified as a liability subject to compromise, increased by $4,206,000, or 31.3%, primarily because of additional accruals of interest on our subordinated debt.

Net cash used by operating activities of our discontinued operations during the first nine months of 2009 totaled $50,000.

Investing Activities

During the first nine months of 2009, investing activities of our continuing operations used net cash of $1,354,000. Capital expenditures attributable to the Rubber Group, the Metals Group, and the Corporate Office totaled $1,194,000, $205,000, and $0, respectively, primarily for manufacturing equipment and tooling for our automotive aftermarket business. Capital expenditures for the Rubber Group, the Metals Group, and the Corporate Office are currently projected to total $1,569,000, $232,000, and $0, respectively, for 2009.

Financing Activities

During the first nine months of 2009, our financing activities used net cash of $2,007,000, primarily reflecting $2,426,000 of principal payments on our senior, secured term loans.

Liquidity and Chapter 11 Filing

We have not made the scheduled interest payments due on our Senior Subordinated Notes since November 1, 2006 nor have we repaid the principal amount of the Senior Subordinated Notes, which became due on August 1, 2009. From May 25, 2007, through January 24, 2008, we operated under a forbearance agreement with six hedge funds that hold $25,428,000 aggregate principal amount, or 74.4%, of the Senior Subordinated Notes outstanding. While the forbearance agreement was in effect, we were not required to make interest payments on the Senior Subordinated Notes, and the forbearing noteholders could not take any action to collect any past due interest payments. An additional $7,772,000 aggregate principal amount, or 22.7%, of the Senior Subordinated Notes outstanding is held by certain of our affiliates and members of their families. The interest rate on the Senior Subordinated Notes was increased from 12% to 16% for the period from March 9, 2007, through March 31, 2008. At September 30, 2009, accrued interest on the Senior Subordinated Notes totaled $17,246,000.

The failure to make the scheduled interest payments on the Senior Subordinated Notes caused a cross-default under the agreements governing our senior, secured debt. Additionally, we were not in compliance with certain financial covenants. From May 25, 2007, through January 24, 2008, we operated under a forbearance arrangement with the senior, secured lenders. The forbearance agreement (1) provided that the senior, secured lenders would take no action to accelerate or collect their loans as a result of any existing default or cross-default, and (2) modified certain of our financial covenants. During the forbearance period, we remained in compliance with all financial covenants, as modified, and we remained current on all principal and interest payments owed to the secured lenders.

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

During January 2008, we approached the six hedge funds that own 74.4% of our Senior Subordinated Notes to advise them of the following:

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

On April 1, 2008, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 08-11153). At that time, we obtained a financing package consisting of (1) an arrangement with our senior, secured lenders to freeze the loan under our revolving line of credit at the amount outstanding on April 1, 2008, and to permit us to utilize the collections on our accounts receivable in the operation of our business through February 25, 2009, which date has since been extended to December 31, 2009, and (2) an unsecured, super-priority debtor-in-possession loan in the amount of $4,000,000, which matures on December 31, 2009, if not extended. On September 30 and November 13,

2009, our cash on hand totaled $2,785,000 and $3,753,000, respectively. Although there can be no assurance, we currently believe, based on our most recent financial projections, that we have adequate liquidity to operate during the chapter 11 proceedings. The arrangement with the senior, secured lenders provided for a continuation of the scheduled, monthly principal payments on our term loans, which aggregate $269,000 per month, and the elimination of the default interest premium, so that our interest rates returned to the original contractual rates. Since the chapter 11 filing, we have made principal payments on the term loans totaling $5,119,000. The debtor-in-possession loan is subordinated to the senior, secured loans, and bears interest at LIBOR plus 7%, subject to a minimum interest rate of 10% (in effect on September 30, 2009).

Our senior, secured credit facility includes a $17,500,000 revolving line of credit. At April 1, 2008, and September 30, 2009 there were $14,219,000 of loans outstanding under the revolving line of credit, and at April 1, 2008, and September 30, 2009, there were $907,000 and $733,000, respectively, of letters of credit outstanding under the revolving line of credit. The contractual interest rate on loans under the revolving line of credit is LIBOR plus 2.75% (3.0% at September 30, 2009).

Our equipment term loan had an outstanding principal balance $8,333,000 at April 1, 2008. At September 30, 2009, the principal balance of our equipment term loan had been reduced to $4,792,000. The contractual interest rate on the equipment term loan is LIBOR plus 4.5% (4.75% at September 30, 2009).

Our real estate term loan had an outstanding principal balance of $13,778,000 at April 1, 2008. At September 30, 2009, the principal balance of our real estate term loan had been reduced to $12,738,000. The contractual interest rates on the real estate term loan are the prime rate plus 6%, subject to a minimum interest rate of 11% (in effect on September 30, 2009), on $4,000,000 principal amount and LIBOR plus 4.5% (4.75% at September 30, 2009) on the balance of the real estate term loan (weighted average rate for the entire real estate loan of 6.71% at September 30, 2009).

Under the arrangements pursuant to which we are entitled to utilize cash collateral we are required to meet the following financial covenants:

1.

Minimum Cash. Aggregate cash may not be less than the following amounts on the specified measurement dates:

November 6, 2009	$2,643,000
November 13, 2009	$2,632,000
November 20, 2009	$2,836,000
November 27, 2009	$2,657,000
December 4, 2009	$2,613,000
December 11, 2009	$2,833,000
December 18, 2009	$2,798,000
December 25, 2009	$2,917,000
January 1, 2010	$2,917,000

On November 13, 2009, the Company’s aggregate cash was $3,753,000.

2.

Maximum Expenditures. Our cumulative expenditures may not exceed 110% of our cumulative budgeted expenditures for the two-week period ended November 13, 2009, and on the last day of each two-week period following November 13, 2009. At November 13, 2009, the latest measurement date prior to the issuance of this report, the Company’s cumulative expenditures were $247,000 less than 110% of cumulative budgeted expenditures.

3.

Minimum Net Sales. Our cumulative net sales may not be less than 82% of our cumulative budgeted net sales from April 2, 2008, through the end of every four-week period thereafter. At November 13, 2009, the latest measurement date prior to the issuance of this report, cumulative net sales were $6,928,000 greater than the minimum level of cumulative net sales and aggregated 87.7% of our cumulative budgeted net sales since April 2, 2008.

Our right to utilize cash collateral will terminate upon the occurrence of the following events, if we fail to cure any of the events within five days of receiving written notice of the event from the senior, secured lender: (a) failure to comply with the financial covenants, (b) dismissal of the chapter 11 case, (c) conversion of the chapter 11 case to a chapter 7 case, (d) appointment of  a trustee to manage the financial affairs of the Company, or (e) the occurrence of an event of default as described in the documents governing the use of cash collateral.

During September and October 2009, the Company’s senior, secured lenders, the official committee of unsecured creditors of the Company in the chapter 11 proceedings (the “Official Creditors’ Committee”), and the Company filed separate plans of reorganization. Each of these plans may be further amended, and if no such plan is confirmed by the Bankruptcy Court, it is unclear what holders of claims or equity interests would ultimately receive with respect to their claims or interests.

The Lenders’ Plan

The plan filed by the senior, secured lenders on September 25, 2009 (the “Lenders’ Plan”), provides, in summary, for the appointment of a trustee to manage the Company’s business and assets and to supervise a prompt sale of the Company, in whole or in pieces, by the financial advisor to the senior, secured lenders, with the proceeds to be distributed in accordance with a priority schedule set forth in the Lenders’ Plan. For a detailed description of the Lenders’ Plan, please refer to the plan document and the related disclosure statement at http://chapter11epiqsystem.com/lexington. These documents are not incorporated by reference into this Form 10-Q, except to the extent that they identify the proposed classification and treatment of claims and interest.

The Committee’s Plan

The plan filed by the Official Creditors’ Committee on September 29, 2009, (the “Committee’s Plan”), provides, in summary, for the following:

•

An extension of our outstanding senior, secured debt without any immediate pay down;

•

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an unsecured note of the Company, the terms of which have not been specified;

•

The conversion of the Senior Subordinated Notes into 65% of the common stock of the reorganized company;

•

The elimination of all classes of claims and interests junior to the Senior Subordinated Notes; and

•

Additional liquidity to be provided through a $10,000,000 junior, secured loan to be provided or arranged by certain holders of the Senior Subordinated Notes; the providers of this loan would receive interest at the rate of LIBOR + 10% (with a floor of 13½%), a $1,500,000 financing fee, and 35% of the common stock of the reorganized company.

For a detailed description of the Committee’s Plan, please refer to the plan document and the related disclosure statement at http://chapter11.epiqsystems.com/lexington. These documents are not incorporated by reference into this Form 10-Q, except to the extent that they identify the proposed classification and treatment of claims and interest.

The Company’s Plan

The amended plan filed by the Company on October 6, 2009 (the “Company’s Plan”), provides, in summary, for the following:

•

The outstanding balance on the senior, secured credit facility would be extended for a period of five years following the effective date of the Company’s Plan; the revolving line of credit, the equipment term loan, and all but $4,000,000 of the then outstanding real estate term loans would be converted into new term notes with interest payable at the rate of LIBOR plus 4.50% per annum and monthly principal payments of $269,000 commencing one month after the effective date of the Company’s Plan; the remaining $4,000,000 of the real estate term loan would be converted into a new term note with interest payable at the rate of prime plus 6% and monthly principal payments of $17,000 commencing one month after the effective date of the Company’s Plan;

•

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an initial cash payment equal to 10% of their claim and nine additional cash payments, each equal to 10.75% of their claim, payable quarterly, commencing three months after the effective date of the Company’s Plan;

•

Each holder of a Senior Subordinated Note claim would receive shares of new Series C Preferred Stock with an aggregate liquidation preference equal to their claim, increasing at the rate of 6% per annum; and

•

Each holder of a Junior Subordinated Note claim or a Series B Preferred Stock interest would receive new shares of common stock with a value equal to their claim or interest.

If the Company’s Plan had become effective on September 30, 2009, $52,652,000 of our liabilities would have been converted into equity securities. For a detailed description of the Company’s Plan, classification and treatment of claims and interests, and the proposed terms of the Series C Preferred Stock, please refer to the plan documents and the related disclosure statement filed on October 6, 2009 at http://chapter11.epiqsystems.com/lexington. These documents are not incorporated by reference into this Form 10-Q, except to the extent that they identify the proposed classification and treatment of claims and interest and the proposed terms of the Series C Preferred Stock.

We require additional financing in order to consummate the Company’s Plan. There can be no assurance that the Company’s Plan will be confirmed or that we will be able to obtain such financing.

None of these plans of reorganization may ultimately be approved. No party currently has exclusive rights to propose a plan of reorganization and solicit votes thereon, so any interested party may propose a competing plan of reorganization at any time. Further, the proponents of the filed plans of reorganization are free to amend their respective plans at any time. As a result, a plan of reorganization that is materially different from the three that have been filed may ultimately be approved. Under the ultimate plan of reorganization, the interests of the holders of Series B Preferred Stock and our common stock may be substantially diluted or cancelled.

Our aggregate indebtedness at September 30, 2009, totaled $88,757,000, including $17,389,000 of accrued interest on our subordinated debt, compared to $86,539,000, including $13,164,000 of accrued interest on our subordinated debt, at December 31, 2008.

Including liabilities classified as subject to compromise, we had a net working capital deficit of $80,067,000 at September 30, 2009, compared to a net working capital deficit of $73,922,000 at December 31, 2008.

On September 30 and November 13, 2009, our cash on hand totaled $2,785,000 and $3,753,000, respectively. Although there can be no assurance, we currently believe, based on our most recent financial projections, that we have adequate liquidity to operate during the chapter 11 proceedings.

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

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2008, as modified by Note 1 to the consolidated financial statements in our quarterly reports on Form 10-Q for the three-month periods ended March 31, June 30, and September 30, 2009. The most significant areas involving management judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such judgments and estimates. Actual results could differ from those estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or any significant amount of foreign sales and, therefore, we believe that our exposure to foreign currency exchange rate risk is insignificant. At September 30, 2009, we had outstanding $35,749,000 of floating-rate debt at interest rates equal to either LIBOR plus 2.75%, LIBOR plus 4.5%, the prime rate plus 6%, subject to a minimum interest rate of 11%, or LIBOR plus 7%, subject to a minimum interest rate of 10%, with a weighted average interest rate of 5.34% at September 30, 2009. At September 30, 2009, we had outstanding $35,619,000 of fixed-rate debt with a weighted average interest rate of 11.8%. We estimate that a one-percentage-point increase or decrease in both LIBOR and the prime rate would increase or decrease our monthly interest expense by approximately $23,000. For further information about our indebtedness, please refer to Note 4, “Debt,” in the notes to our consolidated financial statements in Part I, Item 1.

Item 4T. CONTROLS AND PROCEDURES

Our Chairman of the Board, President, and Chief Financial Officer, with the participation of members of management of our operating divisions, evaluated, as of September 30, 2009, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officers and our principal financial officer concluded that, because of deficiencies in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported to management to allow timely decisions regarding required disclosures because of certain deficiencies which, in the aggregate, constitute a material weakness. This material weakness remained unremediated through September 30, 2009. Notwithstanding the foregoing, we do not believe that such deficiencies have resulted in any material errors or omissions in the consolidated financial statements contained in our annual reports on Form 10-K for 2008 and 2007, our quarterly reports on Form 10-Q for the three-month periods ended March 31, June 30, and September 30, 2008, and March 31, June 30, and September 30, 2009, or in any related disclosures.

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

On April 1, 2008, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code.

On October 6, 2009, we filed with the Bankruptcy Court an amended plan of reorganization (the “Company’s Plan”). If the Company’s Plan becomes effective without further amendment, the following distributions would be made:

•

The outstanding balance on the senior, secured credit facility would be extended for a period of five years following the effective date of the Company’s Plan; the revolving line of credit, the equipment term loan, and all but $4,000,000 of the then outstanding real estate term loans would be converted into new term notes with interest payable at the rate of LIBOR plus 4.50% per annum and monthly principal payments of $269,000 commencing one month after the effective date of the Company’s Plan; the remaining $4,000,000 of the outstanding real estate term loan would be converted into a new term note with interest payable at the rate of prime plus 6% and monthly principal payments of $17,000 commencing one month after the effective date of the Company’s Plan;

•

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an initial cash payment equal to 10% of its claim and nine additional cash payments, each equal to 10.75% of their claim, payable quarterly, commencing three months after the effective date of the Company’s Plan;

•

Each holder of a Senior Subordinated Note claim would receive shares of new Series C Preferred Stock with an aggregate liquidation preference equal to their claim, increasing at the rate of 6% per annum, and convertible into common stock at $2.90 per share; and

•

Each holder of a Junior Subordinated Note claim and a Series B Preferred Stock interest would receive new shares of common stock with a value equal to their claim or interest.

If the Company’s Plan had become effective on September 30, 2009, $52,652,000 of our liabilities would have been converted into equity securities.

We require additional financing in order to consummate the Company’s Plan. There can be no assurance that the Company’s Plan will be confirmed or that we will be able to obtain such financing.

In addition, our senior, secured lenders and the official committee of unsecured creditors of the Company have each filed competing plans of reorganization for the Company.

The plan filed by the senior, secured lenders on September 25, 2009 (the “Lenders’ Plan”), provides, in summary, for the appointment of a trustee to manage the Company’s business and assets and to supervise a prompt sale of the Company, in whole or in pieces, by the financial advisor to the senior, secured lenders, with the proceeds to be distributed in accordance with a priority schedule set forth in the Lenders’ Plan.

The plan filed by the Official Creditors’ Committee on September 29, 2009 (the “Committee’s Plan”), provides, in summary, for the following:

•

An extension of our outstanding senior, secured debt without any immediate pay down;

•

Each holder of a general unsecured claim, other than holders of Senior Subordinated Notes and the Junior Subordinated Note, would receive an unsecured note of the Company, the terms of which have not been specified;

•

The conversion of the Senior Subordinated Notes into 65% of the common stock of the reorganized company;

•

The elimination of all classes of claims and interests junior to the Senior Subordinated Notes; and

•

Additional liquidity to be provided through a $10,000,000 junior, secured loan to be provided or arranged by certain holders of the Senior Subordinated Notes; the providers of this loan would receive interest at the rate of LIBOR + 10%, a $1,500,000 financing fee, and 35% of the common stock of the reorganized company.

For a detailed description of the Company’s Plan, the Lenders’ Plan, and the Committee’s Plan, classification and treatment of claims and interests under each plan, and the proposed terms of the Series C Preferred Stock under the Company’s Plan, please refer to the plan documents and related disclosure statements filed with the Bankruptcy Court on October 6, 2009, September 25, 2009, and September 29, 2009, respectively. The proposed disclosure statements along with other documents related to the chapter 11 proceedings can be found at http://chapter11.epiqsystems.com/lexington. These documents are not incorporated by reference into this Form 10-Q except to the extent that they identify the proposed classification and treatment of claims and interest and the proposed terms of the Series C Preferred Stock.

None of these plans of reorganization may ultimately be approved. No party currently has exclusive rights to propose a plan of reorganization and solicit votes thereon, so any interested party may propose a competing plan of reorganization at any time. Further, the proponents of the filed plans of reorganization are free to amend their respective plans at any time. As a result, a plan of reorganization that is materially different from the three that have been filed may ultimately be approved. Under the ultimate plan of reorganization, the interests of the holders of Series B Preferred Stock and our common stock may be substantially diluted or cancelled.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

We have failed to make all quarterly interest payments on our $34,177,000 aggregate principal amount of Senior Subordinated Notes since November 1, 2006. The past due interest payments total $14,780,000 as of the filing date of this Form 10-Q. In addition, we failed to repay the $34,177,000 aggregate principal amount of our Senior Subordinated Notes, which became due on August 1, 2009.

We have failed to make all quarterly interest payments on our $347,000 Junior Subordinated Note since November 1, 2006.  The past due interest payments total $146,000 as of the filing date of this Form 10-Q. In addition, we failed to repay the $347,000 principal amount of our Junior Subordinated Note, which became due on November 1, 2009.

For an additional discussion about these notes and this default, please refer to “Note 4 – Debt” to our consolidated financial statements in Part I, Item 1.

Item 6.  EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed herewith or incorporated herein by reference.

LEXINGTON PRECISION CORPORATION

FORM 10-Q

September 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON PRECISION CORPORATION
(Registrant)

November 20, 2009	By:_____________________
Date	Michael A. Lubin
Chairman of the Board

November 20, 2009	By:_____________________
Date	Warren Delano
President

November 20, 2009	By:_____________________
Date	Dennis J. Welhouse
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

31-1	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Michael A. Lubin, Chairman of the Board and Co-Principal Executive Officer of the registrant.

31-2	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Warren Delano, President and Co- Principal Executive Officer of the registrant.

31-3	Rule 13(a) – 14(a) / 15(d) – 14(a) Certification of Dennis J. Welhouse, Chief Financial Officer and Principal Financial Officer of the registrant.

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